Form 10-Q
period 1996-06-30
AMERIANA BANCORP
filed 1996-08-08
CIK 855574

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


                              QUARTERLY REPORT


                     Pursuant to Section 13 or 15 (d) of
                     The Securities Exchange Act of 1934

      For the Quarter Ended:

          June 30, 1996                 Commission File Number    0-18392

                              Ameriana Bancorp
                          ------------------------

      Indiana                                       35-1782688
      -------------------------------      ------------------------------
      (State or other jurisdiction of     (I.R.S. employer identification
      incorporation or organization)       number)

      2118 Bundy Avenue, New Castle, Indiana                   47362-1048
      (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code   (317) 529-2230


      Securities registered pursuant to Section 12(g) of Act:

                  Common Stock, par value $1.00 per share
                              (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES _XX_  NO ___

      As of June 30, 1996, there were issued and outstanding 3,303,130 shares of the registrant's common stock.

                       AMERIANA BANCORP AND SUBSIDIARIES

                                 CONTENTS






       PART I  -  FINANCIAL INFORMATION                        Page No.

            ITEM 1 - Financial Statements

                     Consolidated Statements of Condition
                     as of June 30, 1996 and December 31,
                     1995. . . . . . . . . . . . . . . . . . . . . .  2

                     Consolidated Statements of Income for
                     the Three Months Ended June 30, 1996
                     and 1995 and the Six Months Ended June 30,
                     1996 and 1995 . . . . . . . . . . . . . . . . .  3

                     Consolidated Statements of Cash Flows
                     for the Six Months Ended June 30,
                     1996 and 1995 . . . . . . . . . . . . . . . . .  4

                     Notes to Consolidated Financial Statements. . .  5


            ITEM 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations  . . . . . . . . . . . . . . . . . .  6



       PART II  -  OTHER INFORMATION . . . . . . . . . . . . . . . . 10


       SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I - ITEM I

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)
                                                      June 30      December 31
                                                        1996           1995
                                                      --------     -----------
ASSETS
  Cash on hand and in other institutions            $  4,203,911    $  4,474,687
  Interest-bearing deposits                           12,408,821       5,068,636
  Investment securities held to maturity (market
    value: 1996--$48,581,000; 1995--$22,792,000)      49,994,815      22,599,948
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                         3,280,500       2,984,500
  Mortgage-backed securities held to maturity (market
    value: 1996--$41,875,000; 1995--$45,412,000)      42,227,526      45,014,264
  Loans receivable                                   279,065,383     267,068,683
    Allowance for loan losses                         (1,109,862)     (1,076,038)
                                                     -----------     ------------
      Net loans receivable                           277,955,521     265,992,645
  Real estate owned                                           --         145,298
  Premises and equipment                               4,666,795       4,519,277
  Mortgage servicing rights                              757,813         577,068
  Investments in unconsolidated affiliates             1,831,306       1,898,832
  Other assets                                         4,723,940       3,538,176
                                                    ------------    ------------
                                                    $402,050,948    $356,813,331
                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits                                        $318,328,009    $290,785,360
    Advances from Federal Home Loan Bank              27,125,674      13,003,669
    Drafts payable                                     8,819,602       2,521,932
    Advances by borrowers for taxes and insurance        721,015       1,024,070
    Other liabilities                                  2,447,815       2,363,611
       Total liabilities                             357,442,115     309,698,642

  Shareholders' Equity:
    Preferred stock (5,000,000 shares authorized--
        none issued)                                          --              --
    Common stock ($1.00 par value; authorized
        15,000,000 shares; issued shares:
        1996 - 3,303,130; 1995 - 2,648,403)            3,303,130       2,648,403
    Additional paid-in capital                         9,006,526      12,981,032
    Retained earnings                                 32,299,177      31,485,254
       Total shareholders' equity                     44,608,833      47,114,689
                                                    ------------    ------------
                                                    $402,050,948    $356,813,331
                                                    ============    ============

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                         Three Months Ended June 30        Six Months Ended June 30
                                             1996            1995           1996            1995
                                         -----------     ----------        ----------    -----------
Interest Income:
   Interest on loans                     $5,422,623     $5,330,719      $10,785,149     $10,368,094
   Interest on mortgage-backed
     securities                             737,005        805,041        1,505,302       1,568,571
   Interest on investment securities        714,976        111,047        1,297,620         222,325
   Other interest and dividend income       154,279        172,479          336,351         302,290
                                         ----------     ----------      -----------     -----------
      Total interest income               7,028,883      6,419,286       13,924,422      12,461,280
                                         ----------    -----------      -----------     -----------

Interest Expense:
   Interest on deposits                   3,721,970      3,511,644        7,420,427       6,634,933
   Interest on Federal Home Loan
       Bank advances                        391,251         53,462          682,135         109,836
                                         ----------     ----------      -----------      ----------
      Total interest expense              4,113,221      3,565,106        8,102,562       6,744,769
                                         ----------     ----------      ------------     ----------

Net Interest Income                       2,915,662      2,854,180        5,821,860       5,716,511

Provision For Loan Losses                    21,000         31,079           39,000         108,716
                                         ----------     ----------       ----------      ----------
Net Interest Income After Provision
  For Loan Losses                         2,894,662      2,823,101        5,782,860       5,607,795

Other Income:
   Net loan servicing fees                   88,385         78,638          165,358         156,436
   Other fees and service charges           160,060        160,556          308,673         293,455
   Brokerage and insurance commissions      299,433        245,771          589,646         484,519
   Loss on investments in unconsolidated
      affiliates                            (58,065)            --          (67,526)            --
   Gains on sales of loans                   22,201         27,743           66,107          46,330
   Other                                     10,483         25,893           17,555         145,822
                                          ---------       --------       ----------      ----------
      Total other income                    522,497        538,601        1,079,813       1,126,562

Other Expense:
   Salaries and employee benefits         1,125,823      1,193,439        2,203,684       2,400,715
   Net occupancy expense                    272,834        250,660          527,303         509,364
   Federal insurance premium                167,326        158,987          338,969         317,974
   Other                                    546,304        496,277        1,033,748         967,910
                                         ----------     ----------       ----------      ----------
      Total other expense                 2,112,287      2,099,363        4,103,704       4,195,963
                                         ----------     ----------       ----------
Income Before Income Taxes                1,304,872      1,262,339        2,758,969       2,538,394


Income Taxes                                463,301        481,607        1,017,083         951,247
                                         ----------     ----------      -----------     -----------
Net Income                               $  841,571     $  780,732      $ 1,741,886     $ 1,587,147
                                         ==========    ===========      ===========     ===========
Earnings Per Share                       $      .25     $      .22              .51     $       .45
                                         ==========    ===========      ===========     ===========
Dividends Declared Per Share             $      .14     $      .11      $       .28     $       .22
                                         ==========    ===========      ===========     ===========
Average Number of Shares Outstanding      3,315,925      3,501,240        3,392,437       3,503,779
                                         ==========    ===========     ============     ===========

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Six Months Ended June 30
                                                                  1996        1995
                                                            ----------------------------
Operating Activities
  Net income                                              $ 1,741,886   $ 1,587,147
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on loans and real estate owned      39,000       108,716
      Depreciation and amortization                           311,114       227,182
      Goodwill amortization                                    14,160        14,160
      Equity in loss of limited partnership                    67,526            --
      Mortgage servicing rights amortization                   64,521        25,167
      Purchase and origination of mortgage servicing rights  (245,266)           --
      Losses (gains) on sales of real estate owned              2,562       (27,747)
      Increase in other assets                             (1,200,872)     (456,311)
      Increase in drafts payable                            6,297,670       227,584
      Decrease in other liabilities                          (231,061)      (57,734)
                                                           ----------     ---------
          Net cash provided by operating activities         6,861,240     1,648,164

Investing Activities
  Purchase of investment securities held to maturity      (29,394,706)     (600,000)
  Redemption of investment securities held to maturity      2,000,000            --
  Purchase of mortgage-backed securities held to maturity  (4,963,547)           --
  Principal collected on mortgage-backed securities
     held to maturity                                       7,654,638     3,217,802
  Net change in loans                                     (12,045,669)  (12,299,465)
  Proceeds from sales of real estate owned                    159,685        65,810
  Net purchases of premises and equipment                    (350,893)     (242,551)
  Investment in unconsolidated affiliate                           --    (1,458,849)
  Other investing activities                                 (297,949)       (4,967)
                                                          -----------   -----------
          Net cash used by investing activities           (37,238,441)  (11,322,220)


Financing Activities
  Increase (decrease) in NOW, MMDA and passbook deposits    1,046,041    (3,847,769)
  Increase in certificates of deposit                      26,514,096    21,662,831
  Advances from Federal Home Loan Bank                     33,900,000    14,500,000
  Repayment of Federal Home Loan Bank advances            (19,777,995)  (18,510,988)
  Proceeds from exercise of stock options                      83,416       118,200
  Purchase of common stock                                 (3,403,195)     (297,587)
  Cash dividends paid                                        (915,753)   (1,447,670)
                                                          -----------   -----------
          Net cash provided by financing activities        37,446,610    12,177,017
                                                          -----------   -----------
Increase In Cash And Cash Equivalents                       7,069,409     2,502,961

Cash And Cash Equivalents At Beginning Of Period            9,543,323     9,816,276
                                                          -----------   -----------
Cash And Cash Equivalents At End Of Period                $16,612,732   $12,319,237
                                                          ===========   ===========
Supplemental information:
  Interest paid                                           $ 7,800,270   $ 6,591,643
  Income taxes paid                                         1,075,000       775,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprising only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1996, results of operations for the three- and six-month periods ending June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- SHAREHOLDERS' EQUITY

On May 16, 1996, the Board of Directors declared a quarterly cash dividend of $.14 per share. This dividend was paid on July 5, 1996, to shareholders of record as of June 14, 1996.

During the quarter ended June 30, 1996, the Company acquired 29,449 shares of the Company's outstanding common stock, under its current stock repurchase program, at an aggregate cost of $390,187. In addition, 98 1/3 shares of common stock were repurchased on April 5, 1996, in lieu of issuing partial shares under the Company's recent stock split.

On June 19, 1996, the Company's Board of Directors approved a one-year stock repurchase program to acquire up to 10% of the Company's outstanding common stock, or approximately 330,000 shares, at a cumulative cost not to exceed $4,500,000. Through June 30, 1996, the Company had not acquired any shares under this program.

Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, is effective for the Company for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company has elected to account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with appropriate proforma disclosures made in the notes to the audited financial statements.

NOTE C -- RECLASSIFICATIONS

Certain reclassifications of 1995 statements of condition, income and cash flows amounts have been made to conform with the 1996 presentation.

PART I - ITEM II

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                                    GENERAL

The largest components of the Company's total revenue and total expense are interest income and interest expense, respectively. Consequently, the Company's earnings are primarily dependent on its net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Net income also is significantly affected by levels of other income and operating expenses.

Management believes that interest rate risk, i.e., the sensitivity of income and net asset values to changes in interest rates, is one of the most significant determinants of the Company's ability to generate future earnings. Accordingly, Ameriana operates under a long-range plan intended to minimize the effect of changes in interest rates on operations. The asset and liability management policies of the Company are designed to stabilize long-term net interest income by managing the repricing terms, rates and relative amounts of interest-earning assets and interest-bearing liabilities.

                            RESULTS OF OPERATIONS

In the second quarter and first six months of 1996, the Company's lending activities increased substantially in comparison with those of the prior year.

This reflected lower levels of interest rates. Loan originations during the quarter totaled $33,374,965, representing an increase of 84.8% from originations of $18,063,073 in the same period of 1995. Loan originations during the first six months totaled $61,094,351, representing an increase of 52.8% from originations of $39,982,686 in the same period of 1995. The increase in volume was primarily attributable to increased mortgage loan activity which was partially offset by decreased consumer lending, primarily for automobile loans. Principal repayments on loans and mortgage-backed securities increased substantially during 1996 to $23,753,591 and $45,234,651 for the second quarter and year-to-date, respectively, compared with $$9,191,284 and $15,776,484 in the 1995 periods. The increases reflected the effect of lower interest rates and increased repayments associated with larger balances of short-term consumer loans in 1996. The Company sold fixed-rate mortgage loans into the secondary market totaling $1,447,109 and $3,814,031 during the quarter and six months ended June 30, 1996, respectively, compared with sales of $2,120,175 and $2,715,453 during the comparable periods of 1995.

Throughout the first half of 1996, the Company has continued to acquire investment securities with the proceeds generated from deposits and borrowed funds. This strategy, together with the repricing of adjustable-rate loans to lower market rates, has resulted in a lower net yield on interest-earning assets for the current quarter, which declined to 7.47% from 7.72% in 1995.
For the six months, the net yield increased slightly to 7.62% from 7.55%. This strategy has enabled the Company to increase its overall level of interest-earning assets and its net interest income, more than offsetting the effect of lower yields.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



The higher level of interest rates associated with borrowed funds was also reflected in the cost of interest-bearing liabilities as these rates increased to 4.88% in the second quarter of 1996 from 4.84% in the same period of 1995. As a result, the Company's net interest spread decreased to 2.59% and 2.66% for the quarter and six months ended June 30, 1996, compared with 2.88% and 2.92% in the comparable periods of 1995, respectively. Ameriana continues to emphasize variable-rate mortgage loan products, short-term consumer lending and the sale of long-term fixed-rate mortgage loans, while supplementing its net interest income through leveraging with borrowed funds.

Interest income increased 9.5% and 11.7%, respectively, for the three- and six-month periods ended June 30, 1996, compared with the same periods in 1995, reflecting the increased amount of interest-earning assets acquired during 1996. Similarly, interest expense increased 15.4% and 20.1%, respectively, in the second quarter and year-to-date period ended June 30, 1996, compared with the preceding year.

As a result, net interest income increased 2.2% in the second quarter of 1996 to $2,915,662 compared with $2,854,180 in the same period last year. For the six-month period in 1996, net interest income increased by 1.8% to $5,821,860 compared with $5,716,511 in 1995.
The increase in net interest income reflected the reduced spread on net interest-earning assets which was offset by a greater amount of net interest-earning assets compared with the previous year. The following table summarizes the Company's average net interest-earning assets and interest rate spreads during the three- and six-month periods ended June 30, 1996 and 1995.

                                    Three Months Ended    Six  Months  Ended
                                    6/30/96    6/30/95    6/30/96    6/30/95
                                    -------   --------    --------   -------
                                          (Dollars in Thousands)

   Interest-earning assets         $376,530   $332,768   $365,478   $329,863
   Interest-bearing liabilities     337,008    294,653    326,592    291,208
                                   --------   --------   --------   --------

     Net interest-earning assets   $ 39,522   $ 38,115   $ 38,886   $ 38,655
                                   ========   ========   ========   ========
   Average yield on:
     Interest-earning assets          7.47%      7.72%      7.62%      7.55%
     Interest-bearing liabilities     4.88       4.84       4.96       4.63
                                      ----       ----       ----       ----

       Net interest spread            2.59%      2.88%      2.66%      2.92%
                                      ====       ====       ====       ====

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The provision for loan losses decreased to $21,000 and $39,000 for the three- and six-month periods ended June 30, 1996, compared with $31,079 and $108,716 in the same periods of 1995. Net charge-offs were $5,176 and $16,174 for the first six months of 1996 and 1995, respectively. Total non-performing assets decreased to $910,000 at June 30, 1996, from $1,067,000 at June 30, 1995. The following table summarizes the Company's non-performing assets:

                                    June 30   December 31   June 30
                                     1996        1995        1995
                                   -------   -----------   -------
                                        (Dollars in Thousands)
     Loans:
        Non-accrual                $   433      $  789      $  416
        Over 90 days delinquent        477         540         426
     Real estate owned                  --         145         225
                                   -------      ------      ------
                          Total    $   910      $1,474      $1,067
                                   =======      ======      ======

Management believes the Company has provided sufficient loan loss reserves, amounting to $1,109,862, $1,076,038 and $1,115,956 at
June 30, 1996, December 31, 1995, and June 30, 1995, respectively, to absorb any losses which may ultimately be incurred on non-performing assets and the remaining loan portfolio.

Other income for the quarter decreased 3.0% to $522,497 from $538,601 in the same period last year. The decrease for the six months ended June 30, 1996, was 4.2% with other income totaling $1,079,813 compared with $1,126,562 in 1995. These changes from 1995 reflected increases in loan servicing fees, other fees and service charges, commissions and gains on sale of loans. Losses from unconsolidated affiliates reduced other income by $67,526 in 1996, but was offset by federal tax credits for low-income housing amounting to $49,851. Other income in 1995 included a gain of $107,480 on the sale of the Greenfield branch office building vacated upon the Company's relocation of that branch in January 1995.

Other expense for the second quarter of 1996 totaled $2,112,287, up 0.6% from other expense of $2,099,363 last year. Other expense totaled $4,103,704 during the first six months of 1996 compared with $4,195,963 in 1995, a decrease of 2.2% from the comparable period last year. The net decrease in compensation expense reflected increased loan volume in 1996 which required the Company to defer a greater portion of its origination costs. Occupancy and other expenses reflected not only the normal effects of inflation on expense but also the addition of an additional loan production office opened in April 1996. Federal insurance premiums were paid on deposits at a rate of .23% in 1996 and 1995, the lowest rate assessed for SAIF (Savings Association Insurance Fund)-insured institutions.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



                             FINANCIAL CONDITION

The Company's principal sources of funds are cash generated from operations, savings deposits and loan principal repayments. In addition the Company, through its subsidiary institutions, has the ability to borrow funds from the Federal Home Loan Bank system. As of June 30, 1996, the Company's cash and interest-bearing deposits totaled $16,612,732 or 4.1% of total assets. This compared with $9,543,323 or 2.7% of total assets at December 31, 1995, and $12,319,237 or 3.5% at June 30, 1995.

The Company's banking subsidiaries, Ameriana Bank and Deer Park Federal, typically maintain short-term liquidity as part of their strategy to limit their negative gap position between interest-sensitive assets and liabilities, and to meet regulatory require-ments. Their combined regulatory liquidity at June 30, 1996, was 13.7%, which exceeded the 5.0% liquidity base set by the Office of Thrift Supervision, and was invested in overnight deposits and U.S. government agency and mortgage-backed securities with maturities of five years or less.

The minimum regulatory requirements for the Company's banking subsidiaries, under the most stringent of the capital regulations at June 30, 1996, were approximately $13,831,000 and $3,113,000, respectively. At that date, the institutions had regulatory capital in excess of the minimum requirement by approximately $21,657,000 and $2,571,000, respectively.

At June 30, 1996, the Company's commitments for loans in process totaled $5,604,000, primarily for single-family residential variable-rate mortgage loans or short-term fixed-rate construction loans. Management believes that it has ample resources to fund its commitments through its normal sources of funds and augmented by its ability to borrow through the Federal Home Loan Bank system.

PART II - OTHER INFORMATION
AMERIANA BANCORP AND SUBSIDIARIES

ITEM 1  -  Legal Proceedings
           -----------------

No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1995.

ITEM 2  -  Changes in Securities
           ---------------------
Not Applicable

ITEM 3  -  Defaults in Senior Securities
           -----------------------------
Not Applicable

ITEM 4  -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

On May 16, 1996, the Company held its 1996 annual meeting of shareholders. A total of 2,400,120 shares, or 72.2% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Three directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 1999. These nominees, and the voting results for each, are listed below:

                             For        Withheld
                          ---------     --------

Harry J. Bailey           2,267,188      132,932
Charles M. Drackett, Jr.  2,373,038       27,082
Ronald R. Pritzke         2,374,788       25,332

Also at the meeting, shareholders ratified the appointment of Geo. S. Olive & Co. as auditors for the Company for the fiscal year ending December 31, 1996. A total of 2,375,039 shares were voted in favor of this proposal, 10,374 shares were voted against, and 14,707 shares abstained.

The shareholders also approved the Ameriana Bancorp 1996 Stock
Option and Incentive Plan. A total of 1,983,959 shares were voted in favor of this proposal, 384,443 shares were voted against and 31,718 shares abstained.

ITEM 5  -  Other Information
           -----------------

Not Applicable

ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

Exhibits:

Exhibit 27   Financial Data Schedule

Reports on Form 8-K:

The registrant filed Form 8-K as of June 24, 1996, disclosing the Company's stock repurchase program approved by its Board of Directors on June 19, 1996.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERIANA BANCORP






DATE: August 5, 1996                  by /s/ Harry J. Bailey
                                           Harry J. Bailey
                                           President and
                                           Chief Executive Officer
                                           (Duly Authorized
                                           Representative)





DATE: August 5, 1996                  by /s/ Howard J. Pruim
                                           Howard J. Pruim
                                           Senior Vice President-
                                           Secretary/Treasurer
                                           (Principal Financial
                                           Officer and Accounting
                                           Officer)