Form 10-Q
period 1996-09-30
AMERIANA BANCORP
filed 1996-11-08
CIK 855574

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549


                                  FORM 10-Q


                              QUARTERLY REPORT


                     Pursuant to Section 13 or 15 (d) of
                     The Securities Exchange Act of 1934

   For the Quarter Ended:
   ---------------------
    September 30, 1996       Commission File Number    0-18392
                                                       -------

                          Ameriana Bancorp
                       ------------------------

 Indiana                                       35-1782688
-----------------------------      ------------------------------
(State or other jurisdiction of   (I.R.S. employer identification
incorporation or organization)    number)

2118 Bundy Avenue, New Castle, Indiana               47362-1048
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (317) 529-2230
                                                   --------------

      Securities registered pursuant to Section 12(g) of Act:

                  Common Stock, par value $1.00 per share
                  ---------------------------------------
                              (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES _XX_  NO ___

    As of September 30, 1996, there were issued and outstanding
3,277,852 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

CONTENTS






 PART I  -  FINANCIAL INFORMATION                        Page No.
                                                         --------

        ITEM 1 - Financial Statements

                 Consolidated Statements of Condition
                 as of September 30, 1996 and December 31,
                 1995. . . . . . . . . . . . . . . . . . . . . 2

                 Consolidated Statements of Income for
                 the Three Months Ended September 30, 1996
                 and 1995 and the Nine Months Ended
                 September 30, 1996 and 1995 . . . . . . . . . 3

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30,
                 1996 and 1995 . . . . . . . . . . . . . . . . 4

                 Notes to Consolidated Financial Statements. . 5

        ITEM 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations  . . . . . . . . . . . . . . . . . 6



       PART II  -  OTHER INFORMATION . . . . . . . . . . . .  10


       SIGNATURES. . . . . . . . . . . . . . . . . . . . . .  11

PART I - ITEM I


AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                      September 30     December 31
                                                           1996            1995
                                                      ------------     -----------
ASSETS

  Cash on hand and in other institutions              $  5,252,956    $  4,474,687
  Interest-bearing deposits                              3,321,172       5,068,636
  Investment securities held to maturity (market
    value: 1996--$48,920,000; 1995--$22,792,000)        50,194,911      22,599,948
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                           3,295,900       2,984,500
  Mortgage-backed securities held to maturity (market
    value: 1996--$40,393,000; 1995--$45,412,000)        40,497,476      45,014,264
  Loans receivable                                     286,021,910     267,068,683
    Allowance for loan losses                           (1,126,961)     (1,076,038)
                                                      ------------    ------------
      Net loans receivable                             284,894,949     265,992,645
  Real estate owned                                        121,977         145,298
  Premises and equipment                                 5,152,441       4,519,277
  Mortgage servicing rights                                762,190         577,068
  Investments in unconsolidated affiliates               1,803,306       1,898,832
  Other assets                                           4,423,573       3,538,176
                                                      ------------    ------------
                                                      $399,720,851    $356,813,331
                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits                                          $305,053,680    $290,785,360
    Advances from Federal Home Loan Bank                42,664,422      13,003,669
    Drafts payable                                       2,217,942       2,521,932
    Advances by borrowers for taxes and insurance        1,135,168       1,024,070
    Other liabilities                                    5,154,726       2,363,611
                                                      ------------    ------------
       Total liabilities                               356,225,938     309,698,642

  Shareholders' Equity:
    Preferred stock (5,000,000 shares authorized--
        none issued)                                            --              --
    Common stock ($1.00 par value; authorized
        15,000,000 shares; issued shares:
        1996 - 3,277,852; 1995 - 2,648,403)              3,277,852       2,648,403
    Additional paid-in capital                           8,610,896      12,981,032
    Retained earnings                                   31,606,165      31,485,254
                                                      ------------    ------------
       Total shareholders' equity                       43,494,913      47,114,689
                                                      ------------    ------------

                                                      $399,720,851    $356,813,331
                                                      ============    ============

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
                                       Three Months Ended September 30     Nine Months Ended June 30
                                             1996            1995            1996            1995
                                         -----------     ----------       -----------    -----------
Interest Income:
   Interest on loans                     $5,592,139     $ 5,394,866      $16,377,288     $15,762,960
   Interest on mortgage-backed
      securities                            710,564         774,620        2,215,866       2,343,191
   Interest on investment securities        840,696         121,739        2,138,316         344,064
   Other interest and dividend income       144,768         283,280          481,119         585,570
                                         ----------      ----------      -----------     -----------
      Total interest income               7,288,167       6,574,505       21,212,589      19,035,785

Interest Expense:
   Interest on deposits                   3,832,069       3,750,231       11,252,496      10,385,164
   Interest on Federal Home Loan Bank
      advances                              448,761          49,899        1,130,896         159,735
                                         ----------      ----------      -----------     -----------
      Total interest expense              4,280,830       3,800,130       12,383,392      10,544,899
                                         ----------      ----------      -----------     -----------

Net Interest Income                       3,007,337       2,774,375        8,829,197       8,490,886
Provision For Loan Losses                    24,000           5,000           63,000         113,716
                                         ----------      ----------      -----------     -----------

Net Interest Income After Provision
   For Loan Losses                        2,983,337       2,769,375        8,766,197       8,377,170

Other Income:
   Loan servicing fees                       80,503          76,801          245,861         233,237
   Other fees and service charges           175,786         144,612          484,459         438,067
   Brokerage and insurance commissions      301,864         239,816          891,510         724,335
   Loss on investments in unconsolidated
      affiliates                            (28,000)             --          (95,526)             --
   Gains on sales of loans                   79,676          28,932          145,783          75,262
   Other                                      7,512          72,489           25,067         218,311
                                         ----------      ----------      -----------      ----------
      Total other income                    617,341         562,650        1,697,154       1,689,212

Other Expense:
   Salaries and employee benefits         1,179,694       1,088,830        3,383,378       3,489,545
   Net occupancy expense                    262,659         253,050          789,962         762,414
   Federal insurance premium                176,309         164,439          515,278         482,413
   Savings Association Insurance Fund
      assessment                          1,878,897              --        1,878,897              --
   Other                                    544,633         442,477        1,578,381       1,410,387
                                        -----------      ----------      -----------     -----------
      Total other expense                 4,042,192       1,948,796        8,145,896       6,144,759
                                        -----------      ----------      -----------     -----------
Income (Loss) Before Income Taxes          (441,514)      1,383,229        2,317,455       3,921,623


Income Tax Expense (Benefit)               (207,402)        540,272          809,681       1,491,519
                                        -----------     -----------      -----------     -----------
Net Income (Loss)                       $  (234,112)    $   842,957      $ 1,507,774     $ 2,430,104
                                        ===========     ===========      ===========     ===========
Earnings (Loss) Per Share               $      (.07)    $       .24      $       .45     $       .69
                                        ===========     ===========      ===========     ===========
Dividends Declared Per Share            $       .14     $       .13      $       .42     $       .35
                                        ===========     ===========      ===========     ===========
Average Number of Shares Outstanding      3,278,323       3,511,603        3,354,121       3,506,416
                                        ===========     ===========      ===========     ===========

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Nine Months Ended September 30
                                                               1996           1995
                                                          -------------------------------
Operating Activities
  Net income                                              $ 1,507,774     $ 2,430,104
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on loans and real estate owned      63,000         113,716
      Depreciation and amortization                           433,888         358,216
      Goodwill amortization                                    21,240          21,240
      Equity in loss of limited partnership                    95,526              --
      Mortgage servicing rights amortization                   95,739          38,483
      Purchase and origination of mortgage servicing rights  (280,861)        (92,740)
      Losses (Gains) on sales of real estate owned              2,109         (28,399)
      Increase in other assets                               (907,585)       (375,814)
      Decrease in drafts payable                             (303,990)        (74,674)
      Increase in other liabilities                         2,893,542       2,219,595
                                                         ------------    ------------
          Net cash provided by operating activities         3,620,382       4,609,727

Investing Activities
  Purchase of investment securities held to maturity      (29,594,706)       (899,940)
  Redemption of investment securities held to maturity      2,000,000              --
  Principal collected on mortgage-backed securities
     held to maturity                                       6,929,278       5,612,165
  Purchase of mortgage-backed securities held to maturity  (2,531,581)     (4,963,547)
  Net change in loans                                     (19,155,303)     (8,831,899)
  Proceeds from sale of real estate owned                     176,977          65,810
  Net purchases of premises and equipment                    (934,822)       (593,772)
  Investment in unconsolidated affiliate                           --      (1,458,849)
  Other investing activities                                 (315,845)        (14,015)
                                                         ------------    ------------
          Net cash used by investing activities           (43,426,002)    (11,084,047)


Financing Activities
  Decrease in NOW, MMDA and passbook deposits                 (56,719)     (5,520,705)
  Increase in certificates of deposit                      14,351,270      24,690,866
  Advances from Federal Home Loan Bank                     67,100,000      14,500,000
  Repayment of Federal Home Loan Bank advances            (37,439,247)    (13,512,268)
  Proceeds from exercise of stock options                     184,406         182,789
  Purchase of common stock                                 (3,925,094)       (297,587)
  Cash dividends paid                                      (1,378,191)     (1,842,188)
                                                         ------------    ------------
          Net cash provided by financing activities        38,836,425      18,200,907
                                                         ------------    ------------

Increase (Decrease) In Cash And Cash Equivalents             (969,195)     11,726,587

Cash And Cash Equivalents At Beginning Of Period            9,543,323       9,816,276
                                                         ------------    ------------
Cash And Cash Equivalents At End Of Period               $  8,574,128    $ 21,542,863
                                                         ============    ============
Supplemental information:
  Interest paid                                          $ 10,410,918    $  8,852,095
  Income taxes paid                                         1,575,000       1,175,000
  Loans to facilitate sale of real estate owned                    --              --

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprising only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1996, results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, and cash flows for the nine-month periods ended September 30, 1996 and 1995. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE B -- SHAREHOLDERS' EQUITY

On August 26, 1996, the Board of Directors declared a quarterly cash dividend of $.14 per share. This dividend was paid on October 4, 1996, to shareholders of record as of September 13, 1996.

On June 19, 1996, the Company's Board of Directors approved a one-year stock repurchase program to acquire up to 10% of the Company's outstanding common stock, or approximately 330,000 shares, at a cumulative cost not to exceed $4,500,000. Through September 30, 1996, the Company acquired 38,778 shares at an aggregate cost of $521,899 under this program.

Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, is effective for the Company for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. As provided by the statement, the Company will account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with appropriate proforma disclosures made in the notes to its annual audited financial statements.

NOTE C -- RECLASSIFICATIONS

Certain reclassifications of 1995 statements of condition, income and cash flows amounts have been made to conform with the 1996 presentation.

PART I - ITEM II

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

                           GENERAL
                           -------

The largest components of the Company's total revenue and total expense are interest income and interest expense, respectively. Consequently, the Company's earnings are primarily dependent on net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Net income also is significantly affected by levels of other income and operating expenses.

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

                        RESULTS OF OPERATIONS
                        ---------------------

In the third quarter and first nine months of 1996, the Company's lending activities increased substantially in comparison with those of the prior year, primarily because of lower interest rates. Loan originations during the quarter totaled $36,196,859, representing an increase of 75.5% from originations of $20,620,801 in the same period of 1995. Loan originations during the first nine months totaled $97,291,210, representing an increase of 59.3% from originations of $60,603,487 in the same period of 1995. The increase in volume was primarily attributable to increased mortgage loan activity which was partially offset by decreased consumer lending, primarily for automobile loans. Principal repayments on loans and mortgage-backed securities increased during 1996 to $24,665,762 and $75,123,085 for the third quarter and year to date, respectively, compared with $22,418,951 and $50,604,521 in the 1995 periods. The increases reflected the effect of lower interest rates and increased repayments associated with larger balances of short-term consumer loans in 1996. The Company sold fixed-rate mortgage loans into the secondary market totaling $6,128,069 and $9,942,100 during the quarter and nine months ended September 30, 1996, respectively, compared with sales of $4,063,779 and $6,779,232 during the comparable periods of 1995.

During the first half of 1996, the Company acquired investment securities with the proceeds generated from deposits and borrowed funds. This strategy, together with the repricing of adjustable-rate loans to lower market rates, has resulted in a lower net yield on interest-earning assets for the current quarter, which declined to 7.59% from 7.78% in 1995.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the nine months, the net yield decreased slightly to 7.61% from 7.63%. This strategy has enabled the Company to increase its overall level of interest-earning assets and its net interest income, more than offsetting the effect of lower yields.

The lower level of interest rates was also reflected in the cost of interest-bearing liabilities as these rates decreased to 4.94% in the third quarter of 1996 from 5.06% in the same period of 1995. As a result, the Company's net interest spread decreased to 2.65% and 2.66% for the quarter and nine months ended September 30, 1996, compared with 2.72% and 2.85% in the comparable periods of 1995, respectively.

Interest income increased 10.9% and 11.4%, respectively, for the three- and nine-month periods ended September 30, 1996, compared with the same periods in 1995, reflecting the increased amount of interest-earning assets acquired during 1996. Similarly, interest expense increased 12.7% and 17.4%, respectively, in the third quarter and year-to-date period ended September 30, 1996, compared with the preceding year.

As a result, net interest income increased 8.4% in the third quarter of 1996 to $3,007,337 compared with $2,774,375 in the same period last year. For the nine-month period in 1996, net interest income increased by 4.0% to $8,829,197 compared with $8,490,886 in 1995. The increase in net interest income reflected the reduced spread on net interest-earning assets which was offset by substantially greater amounts of net interest-earning assets and interest-bearing liabilities compared with the previous year. The following table summarizes the Company's average net interest-earning assets and interest rate spreads during the three- and nine-month periods ended September 30, 1996 and 1995.

                                    Three Months Ended    Nine Months  Ended
                                    9/30/96    9/30/95    9/30/96    9/30/95
                                    ------------------   -------------------
                                           (Dollars in Thousands)
Interest-earning assets             $384,036   $338,196   $371,664   $332,641
Interest-bearing liabilities         346,586    300,475    333,257    294,297
                                    --------   --------   --------   --------
Net interest-earning assets         $ 37,450   $ 37,721   $ 38,407   $ 38,344
                                    ========   ========   ========   ========
Average yield on:
   Interest-earning assets              7.59%      7.78%      7.61%      7.63%
   Interest-bearing liabilities         4.94       5.06       4.95       4.78
                                        ----       ----       ----       ----
       Net interest spread              2.65%      2.72%      2.66%      2.85%
                                        ====       ====       ====       ====

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


The provisions for loan losses were $24,000 and $63,000 for the three- and nine-month periods ended September 30, 1996, compared with $5,000 and $113,716 in the same periods of 1995. Net charge-offs were $12,077 and $45,391 for the first nine months of 1996 and 1995, respectively. Total non-performing assets decreased to $1,070,000 at September 30, 1996, from $1,170,000 at September 30, 1995.

The following table summarizes the Company's non-performing assets:

                                 Sept 30      Dec 31     Sept 30
                                   1996        1995        1995
                                 -------      ------     -------
                                      (Dollars in Thousands)
 Loans:
    Non-accrual                 $  658       $  789      $  303
    Over 90 days delinquent        290          540         549
    Real estate owned              122          145         318
                                ------       ------      ------
              Total             $1,070       $1,474      $1,170
                                ======       ======      ======

Management believes the Company has provided sufficient loan loss reserves based on the decreased level of non-accrual loans. Such reserves amounted to $1,126,961, $1,076,038 and $1,090,619 at
September 30, 1996, December 31, 1995 and September 30, 1995, respectively, to absorb any losses which may ultimately be incurred on non-performing assets and the remaining loan portfolio.

Other income for the quarter increased 9.7% to $617,341 from $562,650 in the same period last year. The increase for the nine months ended September 30, 1996, was 0.5% with other income totaling $1,697,154 compared with $1,689,212 in 1995. These changes from 1995 reflected increases in loan servicing fees, other fees and service charges, commissions, and gains on sale of loans. Losses from unconsolidated affiliates reduced other income by $28,000 and $95,526 in the quarter and nine months ended September 30, 1996, respectively, but were offset by federal tax credits for low-income housing amounting to $30,000 and $79,851, respectively. Other income in 1995 included a gain of $107,480 on the sale of the Greenfield branch office building vacated upon the Company's relocation of that branch in January 1995.

Other expense for the third quarter of 1996 totaled $4,042,192, up from other expense of $1,948,796 last year. Other expense totaled $8,145,896 during the first nine months of 1996 compared with $6,144,759 in 1995. The increase was attributable to the assessment of $1,878,897 by the Savings Association Insurance Fund, in connection with federal legislation enacted during the third quarter of 1996. While expenses other than the assessment all increased over the preceding year, the increases amounted to 11.0% and 2.0% for the quarter and year to date, respectively.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


                      FINANCIAL CONDITION
                      -------------------

The Company's principal sources of funds are cash generated from operations, savings deposits and loan principal repayments. In addition the Company, through its subsidiary institutions, has the ability to borrow funds from the Federal Home Loan Bank system. As of September 30, 1996, the Company's cash and interest-bearing deposits totaled $8,574,128 or 2.2% of total assets. This compared with $9,543,323 or 2.7% of total assets at December 31, 1995, and $21,542,863 or 6.0% at September 30, 1995.

The Company's banking subsidiaries, Ameriana Bank and Deer Park Federal, typically maintain short-term liquidity as part of their strategy to limit their negative gap position between interest-sensitive assets and liabilities, and to meet regulatory requirements. Their combined regulatory liquidity at September 30, 1996, was 11.6%, which exceeded the 5.0% liquidity base set by the Office of Thrift Supervision, and was invested in overnight deposits and U. S. government agency and mortgage-backed securities with maturities of five years or less.

The minimum regulatory requirements for the Company's banking subsidiaries, under the most stringent of the capital regulations at September 30, 1996, were approximately $14,274,000 and $2,823,000, respectively. At that date, the institutions had regulatory capital in excess of the minimum requirement by approximately $21,175,000 and $2,780,000, respectively.

At September 30, 1996, the Company's commitments for loans in process totaled $6,418,000, primarily for single-family residential variable-rate mortgage loans or short-term fixed-rate construction loans. Management believes that it has ample resources to fund its commitments through its normal sources of funds and augmented by its ability to borrow through the Federal Home Loan Bank system.

PART II - OTHER INFORMATION

AMERIANA BANCORP AND SUBSIDIARIES


    ITEM 1  -  Legal Proceedings
               -----------------

               No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1995.

    ITEM 2  -  Changes in Securities
               ---------------------

               Not Applicable

    ITEM 3  -  Defaults in Senior Securities
               -----------------------------

               Not Applicable

    ITEM 4  -  Submission of Matters to a Vote of Security
               Holders
               --------------------------------------------

               Not Applicable

    ITEM 5  -  Other Information
               -----------------

               Not Applicable

    ITEM 6  -  Exhibits and Reports on Form 8-K
               --------------------------------

               Exhibits:

               Exhibit 27 Financial Data Schedule

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERIANA BANCORP






DATE:  November 1, 1996      by /s/ Harry J. Bailey
                                ---------------------------------
                                Harry J. Bailey
                                President and Chief Executive
                                Officer
                                (Duly Authorized Representative)





DATE:  November 1, 1996      by /s/ Howard J. Pruim
                                --------------------------------
                                Howard J. Pruim
                                Senior Vice President-Secretary/
                                   Treasurer
                                (Principal Financial Officer
                                   and Accounting Officer)