Form 10-K405
period 1996-12-31
AMERIANA BANCORP
filed 1997-03-28
CIK 855574

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------
                                   FORM 10-K



[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[x] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                              ---------------   --------------

                        Commission File Number: 0-18392

                               AMERIANA BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Indiana                                                      35-1782688
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 r organization)                                             Identification No.)

2118 Bundy Avenue, New Castle, Indiana                       47362-1048
---------------------------------------------                ----------
(Address of principal executive offices)                     Zip Code

       Registrant's telephone number, including area code (317) 529-2230

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on the NASDAQ National Market System on March 21, 1997 was $44,272,743 (for purposes of this calculation, directors and executive officers are not treated as "non-affiliates").

         As of March 21, 1997, there were issued and outstanding 3,261,206 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996 ("Annual Report") (Part II).
2. Portions of Proxy Statement for the 1997 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

                                    PART I

Item 1.  Business
-----------------

General

         The Company. Ameriana Bancorp (the "Company") was incorporated under Indiana law in August 1989 for the purpose of becoming the holding company for Ameriana Savings Bank, F.S.B., New Castle, Indiana (the "Bank"). On March 19, 1990, the Company acquired all of the Bank's outstanding common stock, and each previously outstanding share of the Bank's common stock became a share of the Company's common stock, in connection with the Bank's reorganization into the holding company form of ownership.

         On August 31, 1992, the Company acquired all of the outstanding common stock of Deer Park Financial Corporation ("DPFC"), the former holding company for Deer Park Federal Savings and Loan Association, Cincinnati, Ohio (the "Association"). Subsequently, DPFC was dissolved and liquidated into the Company, leaving the Association as a direct subsidiary of the Company.

         The Company holds all of the stock of the Bank and Association and, through them, operates two separate savings institutions. The information in this report, including financial statements and related information, as of the dates and for the periods before August 31, 1992 primarily relates to the Bank and its subsidiaries and as of the dates and for the periods after August 31, 1992 primarily relates to the Bank and Association and their subsidiaries. In this report, the Bank and Association are collectively referred to as the "Institutions". In addition, the Company owns Indiana Title Insurance Company, which provides title insurance services in Central Indiana. In 1995, the Company invested $1,458,849 in a minority interest in a limited partnership organized to acquire and manage real estate investments which qualify for federal tax credits.

         The Company's executive offices are the same as those of the Bank described below.

         The Bank. The Bank is a federally chartered savings bank which began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank System, and its savings deposits have been federally insured. On February 25, 1987, the Bank converted to a capital stock savings bank.

         The Bank's main office is located at 2118 Bundy Avenue, New Castle, Indiana. It also conducts business through five branch offices located in New Castle, Middletown, Knightstown, Greenfield and Anderson, Indiana. In 1995, the Bank purchased land in Avon, Indiana on which the Bank constructed a new branch in 1996, which opened for business on January 22, 1997. The Bank, through a wholly owned subsidiary, also operates an insurance agency with offices in New Castle, Anderson and Greenfield, Indiana, has an ownership interest in a life insurance underwriting firm located in New Orleans, Louisiana, and offers a full line of investments and securities products through its brokerage center.

         The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single family residences, and to a lesser extent on multi-family housing and commercial property. The Bank also makes home improvement loans and consumer loans and through its subsidiary engages in insurance and brokerage activities. The principal sources of funds for the Bank's lending activities include deposits received from the general public, principal amortization and prepayment of loans. The Bank's primary sources of income are interest and fees on loans and interest on investments. The Bank has engaged from time to time in purchasing loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed securities. The Bank's principal expenses are interest paid on deposit accounts and operating expenses incurred in the operation of the Bank.

         The Association. The Association is a federally chartered savings and loan association which began operations in 1915. The Association has been a member of the Federal Home Loan Bank System since 1933, and its savings deposits have been federally insured since 1952. On February 26, 1988, the Association converted to a capital stock savings and loan association.

         The Association's main office is located at 7200 Blue Ash Road, Cincinnati, Ohio. The Association formerly operated a branch office in Cincinnati, but, after regulatory approval, closed it on March 27, 1996. The Association operates a loan production office which was opened in 1996. The Association's primary market area includes Deer Park and nearby communities in Hamilton county, as well as adjoining Butler, Clermont and Warren counties.

         The business of the Association consists primarily of attracting deposits from the general public and originating permanent and construction first mortgage loans on one- to four-family residences, as well as second mortgage loans on such properties and other types of consumer loans. The Association also invests in mortgage-backed securities. The principal sources of funds for the Association's lending activities include deposits received from the general public, principal amortization and prepayment of loans. The Association's primary sources of income are interest and fees on loans and interest on investments. The Association's principal expenses are interest paid on deposit accounts and operating expenses.

         Proposed Legislative Changes. Legislation recently introduced in the Senate and the House of Representatives could have a profound impact on the operations of commercial banks and savings institutions, including the Bank and the Association. Such legislation includes proposals to eliminate regulatory distinctions between banks and savings associations under federal law and would ease the merger of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"), the two deposit insurance funds. In its current form, the legislation would require all federally chartered savings associations to convert to national banks or state depository institutions effective on a to-be-specified date. The legislation will be subject to major revisions during the current session of Congress.

Lending and Investment Activities

         General. The principal lending activity of the Institutions has been the origination of conventional first mortgage loans secured by residential property and to a lesser extent commercial real estate, equity lines of credit and consumer loans. The residential mortgage loans have been predominantly secured by single family homes and have included construction loans.

         The Institutions may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of the Bank's mortgage loan portfolio is secured by real estate located in Henry, Hancock, Madison, Delaware and Marion counties in the state of Indiana, and the majority of the Association's mortgage loan portfolio is secured by real estate located in Hamilton, Butler, Clermont and Warren counties in the state of Ohio.

         During the loan approval process, the Institutions assess both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application which is submitted to a salaried loan officer. As part of the loan application process, the Institutions obtain information concerning the income, financial condition, employment and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property which is offered to secure the loan.

         The Bank's loan committee, consisting of certain officers of the Bank, analyzes the loan application and the property to be used as collateral and subsequently approves or denies the loan request. If the loan amount is less than $300,000, it must be approved by a loan committee consisting of certain members of management. Loans of $300,000 or more but less than $500,000 must be approved by a committee consisting of certain members of senior management. The Board of Directors must approve all loans in excess of $500,000. In connection with the origination of single family residential adjustable-rate mortgages ("ARMs"), borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment. The Association's loan committee, consisting of authorized officers of the Association, may approve loan applications up to $250,000. The Association's Board of Directors reviews and approves loan applications in excess of $250,000.

         The following table sets forth information concerning the Company's aggregate loans by type of loan and security at the dates indicated. Mortgage-backed securities are not included in this table.

                                                          At December 31,
                                         ----------------------------------------------
                                                   1996                     1995
                                         --------------------     ---------------------
                                         Amount       Percent     Amount        Percent
                                         ------       -------     ------        -------
                                                    (Dollars in thousands)
Type of Loan:
Conventional real estate loans:
  Non-residential loans...............   $   3,096      1.07%     $   3,670       1.35%
  Residential loans...................     240,948     83.58        230,992      84.69

Consumer Loans:
  Mobile home and auto loans..........      31,706     11.00         29,735      10.90
  Education loans.....................          --        --             --         --
  Loans secured by deposits...........       1,395       .48          1,318        .48
  Home improvement loans..............       5,645      1.96             56        .02
  Other...............................       5,486      1.90          6,947       2.55
  Leases..............................          24       .01             29        .01
                                         ---------    ------      ---------     ------
     Total............................     288,300    100.00%       272,747     100.00%
                                         ---------    ======      ---------     ======
Less:
  Loans in process....................       4,495                    5,463
  Deferred loan fees..................         100                      215
  Loan loss reserve...................       1,104                    1,076
                                         ---------                ---------
   Sub Total..........................       5,699                    6,754
                                         ---------                ---------
    Total.............................   $ 282,601                $ 265,993
                                         =========                =========
Type of Security:
 Residential
  Single Family (1-4 units)...........   $ 238,440     82.71%     $ 227,045      83.24%
  5 or more dwelling units............       2,508       .87          3,947       1.45
 Other improved real estate...........       3,096      1.07          3,670       1.35
 Commercial or industrial leases......          24       .01             29        .01
 Deposit accounts.....................       1,395       .48          1,318        .48
 Mobile home and auto.................      31,706     11.00         29,735      10.90
 Other................................      11,131      3.86          7,003       2.57
                                         ---------    ------      ---------     ------
    Total.............................     288,300    100.00%       272,747     100.00%
                                         ---------    ======      ---------     ======
Less:
  Loans in process....................       4,495                    5,463
  Deferred loan fees..................         100                      215
  Loan loss reserve...................       1,104                    1,076
                                         ---------                ---------
   Sub Total..........................       5,699                    6,754
                                         ---------                ---------
    Total.............................   $ 282,601                $ 265,993
                                         ==========               =========
                                                                              At December 31,
                                               -----------------------------------------------------------------------
                                                         1994                     1993                     1992(a)
                                               ---------------------    ---------------------    ---------------------
                                               Amount        Percent    Amount        Percent    Amount        Percent
                                               ------        -------    ------        -------    ------        -------
                                                                          (Dollars in thousands)
Type of Loan:
Conventional real estate loans:
  Non-residential loans...............         $   5,795        2.18%   $   6,960        3.00%   $   6,475        2.80%
  Residential loans...................           237,579       89.34      214,111       92.33      215,895       93.22

Consumer Loans:
  Mobile home and auto loans..........            15,671        5.89        4,300        1.85        3,123        1.35
  Education loans.....................               255         .10          200         .09          238         .10
  Loans secured by deposits...........             1,249         .47        1,521         .66        1,747         .75
  Home improvement loans..............               109         .04           24         .01           71         .03
  Other...............................             5,231        1.97        4,628        2.00        3,730        1.61
  Leases..............................                39         .01          144         .06          321         .14
                                               ---------      ------    ---------      ------    ---------      ------
     Total............................           265,928      100.00%     231,888      100.00%     231,600      100.00%
                                               ---------      ======    ---------      ======    ---------      ======
Less:
  Loans in process....................             5,389                    3,948                    2,734
  Deferred loan fees..................               398                      519                      723
  Loan loss reserve...................             1,022                      968                      796
                                               ---------                ---------                ---------
   Sub Total..........................             6,809                    5,435                    4,253
                                               ---------                ---------                ---------
    Total.............................         $ 259,119                $ 226,453                $ 227,347
                                               =========                =========                =========
Type of Security:
 Residential
  Single Family (1-4 units)...........         $ 234,601       88.22%   $ 210,604       90.82%   $ 212,699       91.84%
  5 or more dwelling units............             2,978        1.12        3,507        1.51        3,196        1.38
 Other improved real estate...........             5,795        2.18        6,960        3.00        6,475        2.80
 Commercial or industrial leases......                39         .01          144         .06          321         .14
 Deposit accounts.....................             1,249         .47        1,521         .66        1,747         .75
 Mobile home and auto.................            15,671        5.89        4,300        1.85        3,123        1.35
 Other................................             5,595        2.11        4,852        2.10        4,039        1.74
                                               ---------      ------    ---------      ------    ---------      ------
    Total.............................           265,928      100.00%     231,888      100.00%     231,600      100.00%
                                               ---------      ======    ---------      ======    ---------      ======
Less:
  Loans in process....................             5,389                    3,948                    2,734
  Deferred loan fees..................               398                      519                      723
  Loan loss reserve...................             1,022                      968                      796
                                               ---------                ---------                ---------
   Sub Total..........................             6,809                    5,435                    4,253
                                               ---------                ---------                ---------
    Total.............................         $ 259,119                $ 226,453                $ 227,347
                                               =========                =========                =========

------------
(a) Reflects the Company's acquisition of the Association effective August 31, 1992.

         The following table shows, at December 31, 1996, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Institutions the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                            Amounts of Loans which Mature in
                                  --------------------------------------------------------------------------------
                                                                                 2002 and
                                    1997              1998 - 2001               Thereafter                Total
                                  --------            -----------              ------------              -------
                                                                   (In thousands)
Type of Loan:
Real estate mortgage...........   $    3,606           $    9,943               $   230,495            $   244,044
Other..........................        3,079               35,740                     5,437                 44,256
                                  ----------           ----------               -----------            -----------
  Total........................   $    6,685           $   45,683               $   235,932            $   288,300
                                  ==========           ==========               ===========            ===========


         The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 1996 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                                     Fixed                Adjustable
                                                     Rate                    Rate                Total
                                                    ------                ----------            -------
                                                                        (In thousands)
          Real estate mortgage loans.............  $   68,942             $ 171,496            $ 240,438
          Other loans............................      35,675                 5,502               41,177
                                                   ----------             ---------            ---------
            Total................................  $  104,617             $ 176,998            $ 281,615
                                                   ==========             =========            =========

         Residential Real Estate Lending. The Institutions' primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Institutions currently offer fixed-interest-rate first mortgage and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The fixed-rate second mortgage loans provide for a maturity of ten years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Institutions make a fixed-rate mortgage loan, they determine whether the loan will be held in portfolio or sold, based primarily on the interest rate and term of the loan. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Mortgage loans in the amount of $18.4 million were originated and sold during 1996.

         The Institutions emphasize the origination of ARMs for portfolio. The Institutions currently offer several types of ARMs either as first-lien mortgage loans or as second-lien mortgage loans which are adjustable semi-annually, annually, or on three-year or five-year intervals and indexed to the yields on comparable United States Treasury securities.

         The Institutions limit the maximum loan-to-value ratio on one-to-four family residential first mortgages to 95% of the appraised value with the requirement that private mortgage insurance be obtained for loan-to-value ratios in excess of 80%. The Institutions limit the loan-to-value ratio to 80% on second mortgages on one-to-four family dwellings.

         The Institutions' residential lending activities also include loans secured by multi-family residential structures, which are structures consisting of over four separate dwelling units. This has not constituted a significant portion of the Institutions' lending activities to date. Multi-family residential structures are generally income producing properties. The Institutions generally do not lend above 75% of the appraised values of multi-family residences on first mortgage loans or above 70% on second mortgage loans (including in the 70% amount any first mortgage loan outstanding against the property).

         Construction and Commercial Real Estate Lending. The Institutions originate loans secured by existing commercial properties and construction loans on residential real estate. The Institutions' commercial real estate loans are secured by churches, nursing homes, hotels/motels, and other income-producing properties. The Institutions originate construction loans on single family residential properties in their primary market areas, and during fiscal 1996 construction loan originations amounted to $14.9 million. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Institutions' construction loans generally range in size between $50,000 and $500,000, and the Institutions' commercial real estate loans range from $100,000 to $1,000,000. Substantially all of the commercial and construction loans originated by the Institutions have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 1996, the Bank had $9.9 million in outstanding construction loans; the Association had $325,000 in outstanding construction loans.

         Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes since collateral value and construction costs can only be estimated at the time the loan is approved. The Institutions have sought to minimize this risk by limiting construction lending to qualified borrowers in their respective market areas and by limiting the number of construction loans outstanding at any time to individual builders. In addition, most of the Institutions' construction loans are made on homes which are pre-sold, for which permanent financing is already arranged.

         The Institutions' underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Institutions consider evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower's equity in the project; independent appraisal and review of cost estimates; preconstruction sale and leasing information; and cash flow projections of the borrower.

         The aggregate amount of loans which a federally chartered savings institution may make on the security of liens on non-residential real property generally may not exceed 400% of the institution's regulatory capital. These limits on non-residential real property lending have not materially affected the Institutions' respective lending activities.

         Consumer Loans. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Institutions have included loans on automobiles and other consumer goods, as well as education loans, loans secured by savings accounts, credit cards, and secured and unsecured lines of credit. In 1996, the Company continued to increase the amount of its automobile loans outstanding as part of its strategic plan. The increase in such loans was $2.0 million and $14.1 million in 1996 and 1995, respectively. Such loans were originated both directly with customers and through automobile dealers in the Company's lending areas.

         Management believes that the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining profitable spreads between average loan yields and costs of funds. Consumer loans do, however, pose additional risks of collectibility when compared to traditional types of loans granted by thrift institutions such as residential first mortgage loans. The Institutions have sought to reduce this risk by primarily granting secured consumer loans.

         Commercial Business Lending. Under laws and regulations enacted during the past several years, the Institutions are permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of the Institutions' respective assets. The Institutions do not, as a common practice, make unsecured commercial loans. The Bank entered asset-based commercial lending, primarily commercial leasing, in 1986 but discontinued originations in this type of lending during 1989. The Bank sold a portion of its leasing portfolio during 1989 and plans to divest itself of the remaining portfolio either through normal repayment or sale. The remaining portfolio at December 31, 1996 was $24,000, net of unearned finance charges.

         Originations, Purchases and Sales. Historically, all residential and commercial real estate loans have been originated directly by the Institutions through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. Commercial real estate and construction loan originations have been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Institutions' programs by advertising, as well as direct solicitation.

         The Institutions have previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Institutions retain the servicing of loans they sell, the Institutions retain responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Institutions typically receive a fee of between .25% and .50% per annum of the loans' principal amount for performing this service. At December 31, 1996, the Institutions were servicing $145 million of loans for others. Sales have been primarily to the FHLMC.


         Management believes that purchases of loans and loan participations are generally desirable, primarily when area mortgage demand is less than the supply of funds available for local mortgage origination or when loan terms are available in areas outside the Institutions' respective local lending areas which are more favorable to their investment requirements. Additionally, purchases of loans may be made in order to diversify the Institutions' lending portfolios. The Institutions' loan purchasing activities fluctuate significantly. The servicing of purchased loans is generally performed by the seller. In order to cover servicing costs, a portion of the interest being paid by the borrower is retained by the servicer. In addition to whole loan purchases, the Institutions also purchase participation interests in loans. Both whole loans and participations are purchased on a yield basis. As of December 31, 1996, $9.3 million, or 3.2%, of the Institutions' aggregate loans consisted of purchased loans which were serviced by others.

         The following table shows aggregate loans originated, purchased and sold by the Company during the periods indicated.


                                                          Year Ended December 31,
                                                     ----------------------------------------
                                                      1996            1995            1994
                                                     ------          ------          ------
                                                                 (In thousands)
Loans Originated:
 Conventional real estate loans:
  Construction loans.............................    $ 14,885        $ 12,616        $ 17,013
  Loans on existing property.....................      32,115          17,733          34,403
  Loans refinanced...............................      42,178          16,882          34,046
 Other loans.....................................      29,275          34,769          21,889
                                                     --------        --------        --------
  Total loans originated.........................     118,453          82,000         107,351
                                                     --------        --------        --------
Loans Purchased:
 Real estate loans:
 Conventional....................................          --              --              --
 Mortgage-backed securities......................       2,532           4,964              --
                                                     --------        --------        --------
  Total loans purchased .........................       2,532           4,964              --
                                                     --------        --------        --------

Total loans originated and purchased.............    $120,985        $ 86,964        $107,351
                                                     ========        ========        ========
Mortgage loans and leases sold...................    $ 18,359        $ 11,180        $  8,622
                                                     ========        ========        ========

       For additional information, see "Management's Discussion and Analysis -- Results of Operations" in Part II of this Report.

         Loan Commitments. Conventional loan commitments by the Institutions are granted for periods of up to 60 days. The total amount of the Institutions' aggregate outstanding commitments to originate real estate loans at December 31, 1996, was approximately $3.9 million. It has been the Institutions' experience that few commitments expire unfunded.

         Loan Fee and Servicing Income. In addition to interest earned on loans, the Institutions receive income through servicing of loans and fees in connection with loan originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to the loan. Income from these activities is volatile and varies from period to period with the volume and type of loans made.

         The Institutions charge loan origination fees which are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan. The fees received in connection with the origination of commercial real estate loans generally amount to 3 points (one point being equivalent to 1% of the principal amount of the loan). The fees received in connection with the origination of conventional one-to-four family mortgages typically range from none to 3.00 points. In accordance with Statement of Financial Accounting Standards No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

         For additional information, see Note 4 of the Consolidated Financial Statements in Part II of this Report.

         Delinquencies. When a borrower defaults upon a required payment on a loan, the Institutions contact the borrower and attempt to induce the borrower to cure the default. A late payment notice is mailed to the borrower after a payment is 10 days past due. An additional late payment notice is mailed to the borrower and a telephone contact is made after a payment is 15 days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Institutions' normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Institutions will institute measures to remedy the default, including commencing a foreclosure action.

         Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless they are adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Real estate acquired by the Institutions as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Any subsequent deterioration of the property is provided for in an allowance for loss on real estate owned.

         The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated. At
December 31, 1996, the Company had no restructured loans or other problem loans for which the Company had serious doubts as to the ability of the borrowers to comply with the existing payment terms and conditions.

                                                                             At December 31,
                                                        ----------------------------------------------------
                                                         1996        1995        1994      1993        1992 (a)
                                                        ------      ------      ------    ------       --------
                                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis:
 Real Estate:
  Residential.......................................  $    694    $    754    $    339    $  1,298    $    258
  Commercial........................................        --          --         144          --          --
 Commercial business leases.........................        24          29          39         108         132
 Consumer...........................................         3           6           4           1          53
                                                      --------    --------    --------    --------    --------
  Total.............................................       721         789         526       1,407         443
                                                      --------    --------    --------    --------    --------

Accruing loans contractually past due 90 days or
 more:
 Real Estate:
  Residential.......................................       279         515         122         290         629
  Commercial........................................        --          --          --          --          --
 Commercial business leases.........................        --          --          --          --          36
 Consumer...........................................        36          25          15          13          20
                                                      --------    --------    --------    --------    --------
  Total.............................................       315         540         137         303         685
                                                      --------    --------    --------    --------    --------

   Total of non-accrual and
    90 days past due loans..........................  $  1,036    $  1,329    $    663    $  1,710    $  1,128
                                                      ========    ========    ========    ========    ========

Percentage of total loans (excluding
  mortgage-backed securities).......................       .36%        .50%        .25%        .74%        .49%
                                                      ========    ========    ========    ========    ========
Other non-performing assets (b).....................  $    101    $    145    $    182    $    943    $  2,031
                                                      ========    ========    ========    ========    ========

----------------
(a) Reflects the Company's acquisition of the Association effective August 31, 1992.
(b) Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

        During 1996, the Company would have recorded gross interest income of $41,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Company included interest income of $33,000 on those loans in its net income for the year. For additional information regarding the Company's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in Part II of this Report.

        Federal regulations require that each savings institution shall classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset classification categories (i.e., Substandard, Doubtful and Loss). The regulations also have a Special Mention category, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the savings institution must either establish specified allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the savings institution's classifications and amounts reserved. Based on management's review of the Institutions' assets at December 31, 1996, $465,000 and $33,000 of the Bank's assets were classified as Substandard and Loss, $535,000 of the Association's assets were classified as Substandard, and $159,000 and $1,259,000 of the Bank's and Association's assets were designated as Special Mention, respectively.

Reserves for Losses on Loans and Real Estate

         In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Institutions' respective customer bases, and periodic reviews of loan portfolio quality by the Institutions' personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 1996, the Bank's and Association's allowances for loan losses amounted to $909,000 and $195,000, respectively.

         Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Institutions' loan portfolios in the future, will not ask the Institutions to increase their allowance for loan losses, thereby negatively affecting their financial condition and earnings.

         The following table sets forth an analysis of the Company's aggregate allowance for possible loan losses for the periods indicated.

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------
                                                        1996        1995        1994       1993        1992 (a)
                                                       ------      ------      ------     ------       --------
                                                                        (Dollars in thousands)
Balance at Beginning of Period......................  $  1,076    $  1,022    $    968    $    796    $    819
Addition from Acquisition of the
 Association (a)....................................        --          --          --          --         167
                                                      --------    --------    --------    --------    --------
Balance before Charge-Offs, Recoveries
 and Provision for Possible Loan Losses.............     1,076       1,022         968         796         986
                                                      --------    --------    --------    --------    --------

Charge Offs:
  Real Estate:
    Residential.....................................         1          44          66          50         284
    Commercial......................................        --          --          --          91         470
  Commercial business leases........................        --          --          78          26          21
  Consumer..........................................        51          42          27          36          25
                                                      --------    --------    --------    --------    --------
                                                            52          86         171         203         800
                                                      --------    --------    --------    --------    --------
Recoveries:
  Real Estate:
    Residential.....................................        --           2          17          19          46
    Commercial......................................        --          --          10          --          --
  Commercial business leases........................        10          --           2          --          --
  Consumer..........................................         4          21          15          32          13
                                                      --------    --------    --------    --------    --------
                                                            14          23          44          51          59
                                                      --------    --------    --------    --------    --------

Net Loans Charged-Off...............................       (38)        (63)       (127)       (152)       (741)
Provision for Possible Loan Losses..................        66         117         181         324         551
                                                      --------    --------    --------    --------    --------
Balance at End of Period............................  $  1,104    $  1,076    $  1,022    $    968    $    796
                                                      ========    ========    ========    ========    ========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period...............       .01%        .02%        .05%        .07%        .36%
                                                      ========    ========    ========    ========    ========

_______________
(a) Reflects the Company's acquisition of the Association effective August 31, 1992.

         The following table sets forth a breakdown of the Company's aggregate allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.


                                                                                   At December 31,
                                            -------------------------------------------------------------------------------------
                                                      1996                       1995                        1994
                                            --------------------------    --------------------    -------------------------------
                                                         Percent of                 Percent of                    Percent of
                                                         Total Loans                Total Loans                   Total Loans
                                                          in Each                    in Each                       in Each
                                                         Category to                Category to                   Category to
                                               Amount    Total Loans     Amount     Total Loans        Amount     Total Loans
                                               ------    -----------     ------     -----------        ------     -----------
                                                                            (Dollars in thousands)
Loans:
  Real Estate Mortgage.............         $   496         85%        $    486         86%           $   508         92%
  Commercial business leases.......              24         --               34         --                 34         --
  Consumer.........................             584         15              556         14                480          8
                                            -------       ----         --------        ---            -------       ----
    Total Allowance for Loan
     Losses........................         $ 1,104        100%        $  1,076        100%           $ 1,022        100%
                                            ========       ===         ========        ===            =======        ===

                                                                     At December 31,
                                            -----------------------------------------------------------
                                                         1993                          1992(a)
                                            ----------------------------    ---------------------------
                                                           Percent of                  Percent of
                                                           Total Loans                 Total Loans
                                                            in Each                     in Each
                                                           Category to                 Category to
                                                Amount     Total Loans      Amount     Total Loans
                                                ------     -----------      ------     -----------
                                                               (Dollars in thousands)
Loans:
Real Estate Mortgage.............              $   605         95%          $  479          96%
Commercial business leases.......                  100         --               78          --
Consumer.........................                  263          5              239           4
                                               -------        ---           ------         ---
   Total Allowance for Loan
   Losses........................              $   968        100%          $  796         100%
                                               =======        ===           ======         ===

______________
(a) Reflects the Company's acquisition of the Association effective August 31, 1992.

Investment Activities

      Interest and dividends on investment securities, Federal Home Loan Bank stock and interest-bearing deposits provides the second largest source of income for the Company (after interest on loans and mortgage-backed securities), constituting 12.7% of the Company's total interest income (and dividends) for fiscal 1996. The Institutions maintain their liquid assets in excess of the minimum requirements imposed by regulation at levels believed adequate to meet requirements of normal banking activities and potential savings outflows. At December 31, 1996, the Bank's and Association's liquidity ratios (liquid assets as a percentage of net withdrawable savings and short-term borrowings) were 11.8% and 4.7%, respectively.

      The Institutions have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. The Institutions may also invest a portion of their assets in certain commercial paper and corporate debt securities. The Institutions are also authorized to invest in mutual funds and stocks whose assets conform to the investments that the Institutions are authorized to make directly.

      At December 31, 1996, the market values of the Company's aggregate investment securities, Federal Home Loan Bank stock and mortgage-backed securities were approximately $49.8 million, $3.3 million and $38.7 million, respectively. The following table sets forth the carrying value of the Company's short-term investments, Federal Home Loan Bank stock, and mortgage-backed securities at the dates indicated.

                                                                    At December 31,
                                                          ----------------------------------
                                                          1996           1995           1994
                                                          ----           ----           ----
                                                                    (In thousands)
      Investment securities........................   $ 50,744       $  22,600       $  7,000
      Interest-bearing deposits (a)................      4,005           5,069          4,303
      FHLB stock...................................      3,311           2,984          2,947
      Mortgage-backed securities...................     38,542          45,014         48,376
                                                      --------       ---------       --------
      Total investments............................   $ 96,602       $  75,667       $ 62,626
                                                      ========       =========       ========

______________
(a) Consist of overnight deposits and short-term non-negotiable certificates of deposit.

         The Company's mortgage-backed securities include both fixed- and adjustable-rate securities, though the Company emphasizes adjustable-rate investments in order to enhance the interest rate sensitivity of its interest-earning assets. At December 31, 1996, the Company's mortgage-backed securities consisted of the following:

                                                                     Carrying        Average
                                                                      Amount          Rate
                                                                     --------        -------
                                                                      (Dollars in thousands)
        Variable rate:
          Repricing in one year or less..........................    $  24,969        7.10%

        Fixed rate:
          Maturing in five years or less.........................        5,234        6.70
          Maturing in five to ten years..........................          624        8.01
          Maturing in more than ten years........................        7,715        7.82
                                                                     ---------        ----
            Total................................................    $  38,542        7.20%
                                                                     =========        ====

         As members of the Federal Home Loan Bank System, the Institutions must maintain minimum levels of liquid assets which vary from time to time. See "Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

Sources of Funds

         General. Savings accounts and other types of deposits have traditionally been an important source of the Institutions' funds for use in lending and for other general business purposes. In addition to deposit accounts, the Institutions derive funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

         Deposits. The Institutions attract both short-term and long-term deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Institutions offer regular passbook accounts, NOW accounts, money market accounts, fixed-interest-rate certificates with varying maturities, and negotiated-rate jumbo certificates with various maturities. The Institutions also offer tax-deferred individual retirement, Keogh retirement, and simplified employer plan retirement accounts.

         As of December 31, 1996, approximately 24%, or $75.1 million, of the Institutions' aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

         Interest earned on passbook and statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for the savings bank and quarterly for the Association. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. The interest rate on these accounts is established by management.

         The Institutions also make available to their depositors a number of certificates of deposit with various terms and interest rates to be competitive in their respective market areas. These certificates have minimum deposit requirements as well.

         The following table sets forth the change in dollar amount of savings deposits in the various types of savings accounts offered by the Institutions between the dates indicated.



                                                                        Increase
                                               Balance at              (Decrease)               Balance at
                                              December 31,              From Prior             December 31,
                                                 1996                      Year                   1995
                                          -------------------          -----------        --------------------
                                                                  (Dollars in thousands)
Passbook accounts...................      $   46,786    14.68%         $     (869)        $    47,655    16.39%
NOW accounts........................          20,385     6.40                 823              19,562     6.73
Money market deposit accounts.......           7,931     2.49              (1,179)              9,110     3.13

Certificate accounts:
  Jumbo certificates................          17,205     5.40              17,107                  98      .03
  Fixed rate certificates:
   12 months or less................          88,630    27.81               4,927              83,703    28.78
   13-24 months.....................          33,783    10.60              11,340              22,443     7.72
   25-36 months.....................          33,270    10.44               1,141              32,129    11.05
   37 months or greater.............          64,228    20.14              (5,053)             69,281    23.83
  Variable rate certificate:
   18 months........................           6,487     2.04                (317)              6,804     2.34
                                          ----------   ------          ----------         -----------   ------
                                          $  318,705   100.00%         $   27,920         $   290,785   100.00%
                                          ==========   ======          ==========         ===========   ======

                                            Increase
                                           (Decrease)            Balance at
                                            From Prior           December 31,
                                              Year                  1994
                                          -----------        -------------------
                                                   (Dollars in thousands)
Passbook accounts...................      $   (3,997)        $  51,652     18.62%
NOW accounts........................            (551)           20,113      7.25
Money market deposit accounts.......            (777)            9,887      3.56

Certificate accounts:
  Jumbo certificates................          (2,744)            2,842      1.02
  Fixed rate certificates:
   12 months or less................          10,442            73,261     26.41
   13-24 months.....................         (12,008)           34,451     12.42
   25-36 months.....................           5,985            26,144      9.42
   37 months or greater.............          19,268            50,013     18.03
  Variable rate certificate:
   18 months........................          (2,272)            9,076      3.27
                                          ----------         ---------    ------
                                          $   13,346         $ 277,439    100.00%
                                          ==========         =========    ======

         The variety of deposit accounts offered by the Institutions has permitted them to be competitive in obtaining funds and has allowed them to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Institutions have become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Institutions to attract and maintain deposits and their costs of funds have been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth the Institutions' aggregate deposits (in thousands) and related information as of December 31, 1996 by various product categories.



Interest       Minimum                                                 Minimum                        Percentage of
  Rate          Term                    Category                       Amount          Balances       Total Savings
--------       -------                  --------                       ------          --------       -------------
1.31%          None               NOW Accounts                         $       1       $ 20,385           6.40%
2.56           None               Passbook & Statement Accounts                1         46,786          14.68
2.55           None               Money Market Demand Accounts             2,500          7,931           2.49

                                  Certificates of Deposit
                                  -----------------------
5.00           18 months          18 Month Variable IRA Account                1          6,487           2.04
5.30           Various            Fixed Term, Non-renewable               95,000         17,205           5.40
4.06            3 months          Fixed Term, Variable Rate                  500          1,306            .41
4.65            5 months          Fixed Term, Variable Rate                  500            336            .10
4.70            6 months          Fixed Term, Variable Rate                  500         18,044           5.66
5.64            9 months          Fixed Term, Variable Rate                  500         10,791           3.39
5.55           11 months          Fixed Term, Variable Rate                  500         23,711           7.44
5.06           12 months          Fixed Term, Variable Rate                  500         34,442          10.81
5.46           18 months          18 Month Fixed IRA Accounts                500          3,092            .97
6.05           19 months          Fixed Term, Variable Rate                  500         14,373           4.51
5.74           24 months          Fixed Term, Variable Rate                  500         16,318           5.12
5.97           30 months          Fixed Term, Variable Rate                  500         20,043           6.29
5.85           36 months          Fixed Term, Variable Rate                  500         13,227           4.15
6.97           37 months          Fixed Term, Variable Rate                  500         34,970          10.97
5.58           48 months          Fixed Term, Variable Rate                  500          2,983            .94
5.87           60 months          Fixed Term, Variable Rate                  500         13,641           4.28
7.15           72 months          Fixed Term, Variable Rate                  500            837            .26
7.31           84 months          Fixed Term, Variable Rate                  500          2,016            .63
6.93           96 months          Fixed Term, Variable Rate                1,000          7,407           2.32
6.98           9-10 Years         Fixed Term, Variable Rate                1,000          2,234            .70
3.27           1-8 Years          Old fixed rate Certificates              1,000            140            .04
----                                                                                   --------         ------
4.93%                                 Total Deposits                                   $318,705         100.00%
====                                                                                   ========         ======

         The following table sets forth the Company's average aggregate balances and interest rates. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).



                                                          For the Year Ended December 31,
                                    -----------------------------------------------------------------------
                                            1996                     1995                      1994
                                    --------------------     --------------------      --------------------
                                                 Average                  Average                   Average
                                    Average       Rate       Average       Rate        Average       Rate
                                    Balance       Paid       Balance       Paid        Balance       Paid
                                    -------      -------     -------      -------      -------      -------
                                                              (Dollars in thousands)
Interest-bearing
  demand deposits...............    $  28,691    1.66%       $  28,977     1.80%       $  31,397     1.81%
Savings deposits................       48,556    2.59           49,160     2.68           54,584     2.64
Time deposits...................      233,330    5.76          213,930     5.72          189,353     4.54
                                    ---------                ---------                 ---------
                                    $ 310,577    4.89        $ 292,067     4.82        $ 275,334     3.85
                                    =========                =========                 =========

         The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.



                                                                     At December 31,
                                                    ---------------------------------------------
                                                       1996             1995              1994
                                                      ------           ------            ------
                                                                    (In thousands)
             Less than 4%.........................  $      224       $     1,940       $   45,494
              4% -  5.99%.........................     161,862           113,540          113,118
              6% -  7.99%.........................      77,787            90,175           25,803
              8% -  9.99%.........................       3,730             8,803           11,372
                                                    ----------       -----------       ----------
                                                    $  243,603       $   214,458       $  195,787
                                                    ==========       ===========       ==========

         The following table sets forth the amount and maturities of the Institutions' time deposits at December 31, 1996.



                                                                  Amount Due
                                   -------------------------------------------------------------------------
                                   Less Than                                        More Than
      Rate                         One Year        1-2 Years      2-3 Years         3 Years         Total
      ----                         -------         ---------      ---------         ---------       -----
                                                                 (In thousands)
Less than 4%....................  $     167       $        4     $       --      $       53       $      224
4% - 5.99%......................    127,482           22,192          6,711           5,477          161,862
6% - 7.99%......................     22,156           41,765          5,621           8,245           77,787
8% - 9.99%......................      2,419              937            347              27            3,730
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 152,224       $   64,898     $   12,679      $   13,802       $  243,603
                                  =========       ==========     ==========      ==========       ==========

         The following table indicates the amount of the Institutions' certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 1996.

                                                                                      Passbook, NOW
                                                            Certificates                and MMDA
             Maturity Period                                 of Deposit                 Deposits
             ---------------                                ------------               ----------
                                                                         (In thousands)

             Three months or less.........................   $  17,740                 $    7,809
             Over three through six months................       6,332                         --
             Over six through twelve months...............       5,280                         --
             Over twelve months...........................       8,370                         --
                                                             ---------                 ----------
                  Total...................................   $  37,722                 $    7,809
                                                             =========                 ==========

         The following table sets forth the aggregate savings activities of the Company for the periods indicated.

                                                                               Year Ended December 31
                                                                   ---------------------------------------------
                                                                      1996             1995              1994
                                                                     ------           ------            ------
                                                                                  (In thousands)

      Net increase (decrease) before interest credited...........  $ 12,928         $    (752)       $  (7,332)
      Interest credited..........................................    14,992            14,098            7,960
                                                                   --------         ---------        ---------
        Net increase (decrease) in deposits......................  $ 27,920         $  13,346        $     628
                                                                   ========         =========        =========

         Borrowings. Savings deposits are the primary sources of funds for the Institutions' lending and investment activities and for their general business purposes. The Bank and Association can also use advances (borrowings) from the Federal Home Loan Banks of Indianapolis and Cincinnati, respectively, to supplement their supplies of lendable funds, to meet deposit withdrawal requirements and to extend the terms of their liabilities. Advances from the Federal Home Loan Bank are typically secured by the Institutions' stock in its Federal Home Loan Bank and a portion of the Institutions' first mortgage loans or investment securities. At December 31, 1996, the Bank and Association had $14.0 million and $12.5 million, respectively, of advances outstanding from the Federal Home Loan Banks of Indianapolis and Cincinnati, respectively.

         The Federal Home Loan Banks function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As members, the Institutions are required to own capital stock in their Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of their home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

Average Balance Sheet

         The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated and average yields earned and rates paid at December 31, 1996. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                                                         Year Ended December 31,
                                                                                   ------------------------------------
                                                        At December 31,                           1996
                                                                                   ------------------------------------
                                                             1996                                             Average
                                                  -------------------------------
                                                  Balance       Average Rate        Balance      Interest    Yield/Cost
                                                  -------       ------------        -------      --------    ----------
                                                                                          (Dollars in thousands)

Interest-earning assets:
 Loan portfolio (a).............................  $282,601           8.02%          $276,752     $ 22,060        7.97%
 Mortgage-backed securities.....................    38,542           7.20             42,326        2,880        6.80
 Short term investments and other
  interest-earning assets (b)...................    58,060           6.92             54,846        3,627        6.61
                                                  --------          -----           --------     --------      ------
    Total interest-earning assets...............   379,203           7.77            373,924       28,567        7.64

Non-interest-earning assets.....................    17,552                            16,483
                                                  --------                          --------
    Total assets................................  $396,755                          $390,407
                                                  ========                          ========

Interest-bearing liabilities:
  Deposits......................................  $318,705           4.93           $310,577       15,183        4.89
  FHLB advances.................................    26,549           5.83             25,987        1,522        5.86
                                                  --------          -----           --------     --------      ------
    Total interest-bearing liabilities:.........   345,254           5.00            336,564       16,705        4.96
                                                                    -----                        --------
Non-interest-bearing liabilities................     7,556                             9,289
                                                  --------                          --------
    Total liabilities...........................   352,810                           345,853
Shareholders' equity............................    43,945                            44,554
                                                  --------                          --------
    Total liabilities and shareholders'
      equity....................................  $396,755                          $390,407
                                                  ========                          ========

Net interest income.............................                                                 $ 11,862
                                                                                                 ========
Interest rate spread............................                     2.77%                                       2.68%
                                                                    =====                                      ======
Net yield on interest-earning assets.............                                                                3.17%
                                                                                                               ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities.......                                                               111.10%
                                                                                                               =======

                                                        ----------------------------------------------------------------------------

                                                                        1995                                    1994
                                                        ----------------------------------       -----------------------------------

                                                                                 Average                                   Average
                                                        Balance     Interest    Yield/Cost       Balance     Interest     Yield/Cost

                                                        -------     --------    ----------       -------     --------     ----------

                                                                                      (Dollars in thousands)


Interest-earning assets:
 Loan portfolio (a).............................        $268,110    $  21,078        7.86%       $243,735     $ 17,841         7.32%

 Mortgage-backed securities.....................          46,529        3,137        6.74          53,830        3,095         5.75
 Short term investments and other
  interest-earning assets (b)...................          20,427        1,393        6.82          18,305          941         5.14
                                                        --------    ---------      ------        --------     --------       ------
    Total interest-earning assets...............         335,066       25,608        7.64         315,870       21,877         6.92

Non-interest-earning assets.....................          14,630                                   12,657
                                                        --------                                 --------
    Total assets................................        $349,696                                 $328,527
                                                        ========                                 ========

Interest-bearing liabilities:
  Deposits......................................        $292,067       14,079        4.82        $275,334       10,599         3.85
  FHLB advances.................................           4,586          289        6.31             894           48         5.29
                                                        --------     --------      ------        --------     --------       ------
    Total interest-bearing liabilities:.........         296,653       14,368        4.84         276,228       10,647         3.85
                                                                     --------      ------                     --------       ------
Non-interest-bearing liabilities................           6,797                                    7,801
                                                        --------                                 --------
    Total liabilities...........................         303,450                                  284,029
Shareholders' equity............................          46,246                                   44,498
                                                        --------                                 --------
    Total liabilities and shareholders'
      equity....................................        $349,696                                 $328,527
                                                        ========                                 ========

Net interest income.............................                     $ 11,240                                 $ 11,230
                                                                     ========                                 ========
Interest rate spread............................                                     2.80%                                     3.07%

                                                                                   ======                                    ======
Net yield on interest-earning assets............                                     3.35%                                     3.56%

                                                                                   ======                                    ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities.......                                   112.95%                                   114.35%

                                                                                   ======                                    ======

(a) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.

(b) Includes interest-bearing deposits in other financial institutions, investment securities and FHLB stock.

Subsidiary Activities

         As federally chartered savings institutions, the Institutions are permitted to invest an amount equal to 2% of their respective assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations at December 31, 1996, the Bank and Association were authorized to invest up to approximately $9.9 million and $2.2 million, respectively, in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests, which the Institutions do, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

         The Company owns all of the stock of the Bank and Association and operates as a multiple thrift holding company. The Company also owns all of the stock of Indiana Title Insurance Company, which provides title insurance services in the communities it serves.

         The Bank has one direct wholly-owned subsidiary, Ameriana Financial Services, Inc. ("AFS"). AFS offers insurance products through (i) its ownership of Ameriana Insurance Agency, New Castle, Indiana, a full service life and casualty insurance agency, and (ii) its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana which offers a full line of credit related insurance products. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. The Association has one direct wholly-owned subsidiary, Deer Park Service Corporation, which operates a brokerage facility in conjunction with Money Concepts/Pinnacle Financial Advisors, Inc.

         At December 31, 1996, the Bank's and Association's investments in, and loans to, their subsidiaries were approximately $3.3 million and $4,000, respectively, consisting of direct equity investments and lines of credit.

         Savings institutions whose deposits are insured by the SAIF are required to give the FDIC and the OTS 30 days' prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of the OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution. In addition, regulatory capital requirements require savings institutions to phase-out the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. AFS' indirect insurance underwriting activities are not permissible to national banks, but the Bank does not anticipate that any resulting deduction from capital will materially affect its capital for regulatory compliance purposes. See "Regulation -- Regulatory Capital Requirements."

Competition

         The Institutions experience substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, commercial banks, and credit unions located in the Institutions' respective market areas. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

         The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies. The Institutions have been able to compete effectively in their respective market areas.

         The Institutions have offices in Henry, Hancock, Hendricks and Madison Counties in Indiana and in Hamilton County, Ohio. In addition to the financial institutions which have offices in these counties, the Institutions compete with several commercial banks and savings institutions in surrounding counties, many of which have assets which are substantially larger than the Institutions'.

Regulation

         General. As federally chartered savings institutions, the Institutions are subject to extensive regulation by the OTS. The lending activities and other investments of the Institutions must comply with various federal regulatory requirements. The OTS periodically examines the Institutions for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF members. The Institutions must file reports with the OTS describing their activities and financial condition. The Institutions are also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Company is subject to the OTS' regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

         Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized" institution) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within

90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

         Under implementing regulations, the federal banking regulators, including the OTS, generally will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 OTS rating). An "undercapitalized" savings institution is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 OTS rating). A "significantly undercapitalized" savings institution is defined as an institution that has: (i) a total risk- based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" core capital to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any composite rating category. The Institutions are classified as well capitalized under the regulations.

         Standards for Safety and Soundness. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank and Association meet substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect their operations.

         Additionally, each federal banking agency is required to establish standards relating to the adequacy of asset and earnings quality. In 1995, these agencies, including the OTS, issued proposed guidelines relating to asset and earnings quality. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset quality and earnings standards, in the form proposed by the OTS, would have a material effect on the Bank or Association.

         Federal Home Loan Bank System. The Institutions are members of the Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the Federal Home Loan Banks of Indianapolis and Cincinnati, the Institutions are required to acquire and hold shares of capital stock in their respective Federal Home Loan Banks amounts at least equal to the greater of 1% of the aggregate unpaid principal of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the Federal Home Loan Banks, whichever is greater. The Bank and Association were in compliance with this requirement at December 31, 1996, with investments in Federal Home Loan Bank stock of $2.4 million and $900,000, respectively.

         The Federal Home Loan Banks serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. As of December 31, 1996, the Bank and Association had $14.0 million and $12.5 million, respectively, of advances from their respective Federal Home Loan Banks.

         Liquidity Requirements. The Institutions are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, specified obligations of the United States government, states or federal agencies, shares in mutual funds with certain restricted investment policies and highly rated corporate debt, and commercial paper) equal to a monthly average of not less than a specified percentage (currently 5%) of their respective net withdrawable savings deposits plus short-term borrowings. The Institutions are also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of their respective net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratios of the Bank and Association at December 31, 1996 were 11.8% and 4.7%, respectively (much of which qualified as short-term liquidity). The Institutions exceeded their monthly average requirements in 1996. A substantial sustained decline in savings deposits could adversely affect the Institutions' liquidity which could result in restricted operations and additional borrowings from the Federal Home Loan Bank.

         Insurance of Accounts. The Institutions are required to pay assessments based on a percentage of their insured deposits to the FDIC for insurance of their accounts by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF to 1.25% of estimated insured deposits or to a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

         Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

         For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Institutions, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank and Association incurred a pre-tax expense of $1,532,000 and $347,000, respectively, during the quarter ended September 30, 1996.

         The FDIC has proposed a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

         SAIF members generally are prohibited from converting to the BIF, also administered by the FDIC, or merging with or transferring assets to a BIF member before the date on which the SAIF first meets or exceeds the designated reserve ratio of 1.25% of insured deposits. The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant. In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to the SAIF equal to 0.90% of the deposits transferred and an entrance fee to the BIF based on the current reserve ratio of the BIF. A savings institution could adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

         The FDIC has adopted a regulation which provides that any insured depository institution with a ratio of Tier 1 capital to total assets of less than 2% will be deemed to be operating in an unsafe or unsound condition, which would constitute grounds for the initiation of termination of deposit insurance proceedings. The FDIC, however, will not initiate termination of insurance proceedings if the depository institution has entered into and is in compliance with a written agreement with its primary regulator, and the FDIC is a party to the agreement, to increase its Tier 1 capital to such level as the FDIC deems appropriate. Tier 1 capital is defined as the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and qualifying supervisory goodwill eligible for inclusion in core capital under OTS regulations and minus identified losses and investments in certain securities subsidiaries. Insured depository institutions with Tier 1 capital equal to or greater than 2% of total assets may also be deemed to be operating in an unsafe or unsound condition notwithstanding such capital level. The regulation further provides that in considering applications that must be submitted to it by savings institutions, the FDIC will take into account whether the savings institution is meeting the Tier 1 capital requirement for state non-member banks of 4% of total assets for all but the most highly rated state non-member banks.

         Qualified Thrift Lender Test. The Institutions are subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

         To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once and if its fails the Qualified Thrift Lender Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

         At December 31, 1996, approximately 86% and 94% of the Bank's and Association's respective assets were invested in Qualified Thrift Investments as currently defined, substantially in excess of the percentage required to qualify them as Qualified Thrift Lenders.

         Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital, a combination of core and "supplementary" capital, equal to at least 8% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See "-- Prompt Corrective Regulatory Action." For purposes of the regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, unless the subsidiaries are engaged in activities undertaken as agent for customers or in mortgage banking activities, or the subsidiaries are depository institutions or holding companies therefor.

         Adjusted total assets are a savings institution's consolidated total assets, as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, by a prorated portion of the assets of subsidiaries in which the savings institution holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings institution's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, by qualifying supervisory goodwill.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the saving institution's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings institution's general loss allowances. Total core and supplementary capital are reduced by the amount of certain high loan-to-value ratio land loans and non-residential construction loans, and equity investments other than those deducted from core and tangible capital.

         The risk-based capital requirement is measured against the amount of risk-weighted assets which equals the sum of the amount of each asset and credit-equivalent amount of each off-balance sheet item after such asset or item is multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the Federal National Mortgage Association or the FHLMC are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans and residential construction loans are assigned a risk weight of 100%.

         In determining compliance with the regulatory capital standards, all of a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank are to be deducted from the savings institution's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determines otherwise), subsidiaries engaged solely in mortgage banking, and subsidiary depository institutions and holding companies therefor that were acquired prior to May 1, 1989. At December 31, 1996, the Bank had $3.2 million, or 9% of its total regulatory capital, invested in or lent to its subsidiary, AFS, which is indirectly engaged in insurance underwriting activities not permissible to national banks. Due to the relatively small percentage of the Bank's capital invested in or lent to its subsidiary, the Bank does not anticipate that the required deductions described above will have a material effect on the Bank's capital or that the subsidiary will cease its insurance agency activities.

         The table below represents the Institutions' historical capital position relative to their various minimum regulatory capital requirements at December 31, 1996.

                                                       The Bank                         The Association
                                                  -------------------                 -------------------
                                                              Percent                              Percent
                                                                 of                                   of
                                              Amount          Assets(1)            Amount          Assets(1)
                                              ------          ---------            ------          ---------
                                                                   (Dollars in thousands)
Tangible Capital...........................   $  35,828         11.0%              $   5,295           7.3%
Tangible Capital Requirement...............       4,857          1.5                   1,088           1.5
                                              ---------        -----               ---------        ------
  Excess...................................   $  30,971          9.5%              $   4,207           5.8%
                                              =========        =====               =========        ======

Core Capital...............................   $  35,828         11.0%              $   5,295           7.3%
Core Capital Requirement...................       9,715          3.0                   2,176           3.0
                                              ---------        -----               ---------        ------
  Excess...................................   $  26,113          8.0%              $   3,119           4.3%
                                              =========        =====               =========        ======

Total Capital (i.e., Core and

  Supplementary Capital)...................   $  36,237         20.0%              $   5,475          16.0%
Risk-Based Capital Requirement.............      14,482          8.0                   2,743           8.0
                                              ---------        -----               ---------        ------
  Excess...................................   $  21,755         12.0%              $   2,732           8.0%
                                              =========        =====               =========        ======

-------------------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

         The OTS has proposed an amendment to its capital regulations establishing a minimum core capital ratio of 3% for savings institutions rated composite 1 under the OTS rating system. For all other savings institutions, the minimum core capital ratio will be from 4% to 5%. In determining the amount of additional core capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings institution through the supervisory process on a case-by-case basis. As a result, while the exact effect on the Institutions cannot be predicted at this time, based on the OTS proposal, it is anticipated that the Bank's and Association's core capital requirements could increase to between 4% and 5%.

         The OTS requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

         The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based upon the Institutions' current level of interest rate risk exposure, neither is subject to additional capital requirements.

         In addition to requiring generally applicable capital standards for savings institutions, the Director of OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

         Loans-to-One-Borrower Limitations. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, an institution's loans and extensions of credit outstanding at one time to a person and not fully secured shall not exceed 15% of the unimpaired capital and surplus of the savings institution on an unsecured basis. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with the fully phased-in regulatory capital standards; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of unimpaired capital and surplus. The lending limits generally do not apply to purchase money mortgage notes taken from the purchaser of real estate acquired by the institution in satisfaction of debts previously contracted if no new funds are advanced to the borrower and the savings institution is not placed in a more detrimental position as a result of the sale. Certain types of loans are exempted from the lending limits, including loans secured by savings deposits.

         Management does not believe the foregoing loans-to-one-borrower limits will have a substantial impact on the Institutions, except in the event of the extension of lines of credit to borrowers who are in excess of the loans-to-one-borrower limits. As to such borrowers, the Institutions would be obliged to sell existing loans, enter into participation agreements, or not enter into any additional loans pending reduction of outstanding loan balances with such borrowers, before extending additional lines of credit. At December 31, 1996, the maximum amounts the Bank and Association could lend to one borrower under the 15% standard were $5.4 million and $800,000, respectively. At that date, the Bank's and Association's largest loans to one borrower were $1.6 million and $600,000, respectively.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% of the first $49.3 million of transaction accounts, plus 10% of the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, theeffect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1996, the Institutions met their respective reserve requirements.

         Savings and Loan Holding Companies. Since its acquisition of all of the Bank's stock in March 1990, the Company has been a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and is subject to regulation, examination, supervision and reporting requirements. Upon its acquisition of the Association in August 1992, the Company became a multiple savings and loan holding company subject to additional regulatory requirements. As subsidiaries of the Company, the Institutions are subject to certain restrictions in their dealings with the Company and its affiliates.

         The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or acquiring all or substantially all of the assets thereof, or (ii) acquiring or retaining more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. A savings and loan holding company may not acquire as a separate subsidiary savings institution which has principal offices outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such institutions as of March 5, 1987, or (iii) when the statutes of the state where an institution to be acquired is located specifically authorize such an acquisition. Under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an undercapitalized savings institution for cash without that savings institution being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary of such holding company, or any other savings and loan holding company.

         A bank holding company, upon receipt of appropriate approvals from the Federal Reserve Board and the Director of the OTS, is authorized to acquire control of any savings institution or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. A savings institution acquired by a bank holding company (i) may, so long as the thrift continues to meet the qualified thrift lender test, continue to branch to the same extent as permitted to other non-affiliated savings institutions similarly chartered in the state, and (ii) cannot continue any non-banking activities not authorized for bank holding companies. Savings institutions acquired by a bank holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted to the status of a bank but deposit insurance assessments and payments continue to be paid by the institution to the SAIF. A savings institution so converted to a bank becomes subject to the branching restrictions applicable to banks. Under certain circumstances, a savings institution acquired by a bank holding company may be merged with an existing bank subsidiary of the holding company (deposit insurance assessments and payments attributable to the merged savings institution will continue to be those of and paid to SAIF pursuant to a prescribed formula).

         Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution and any companies (including other savings institutions) which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Section 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or
(ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. The Director of the OTS is granted the authority to impose more stringent restrictions when appropriate for reasons of safety and soundness.

         Extensions of credit by savings institutions to executive officers, directors and principal shareholders are subject to the restrictions set forth in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under Section 22(h), loans to an executive officer and to holders of more than 10% of any class of a savings institution's voting stock, and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and holders of more than 10% of any class of a savings institution's voting stock, and their respective affiliates, unless such is approved in advance by a majority of the board of directors of the institution with an "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) and Regulation O require that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a savings institution from paying the overdrafts of any of its executive officers or directors.

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers (as implemented by the Federal Reserve Board's Regulation O) and the restrictions of 12 U.S.C. ss.1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers or depository institutions not be made on terms more favorable than those afforded than other borrowers, requires approval by the board of directors of a depository institution for extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extensions of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. Section 1972 also prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

         Prior to its acquisition of the Association in August 1992, the Company operated as a unitary savings and loan holding company. There generally were no restrictions on the business activities of the Company as a unitary savings and loan holding company, or those of the Company's nonbanking subsidiaries. Upon the Company's acquisition of the Association, the Company became a multiple savings and loan holding company. As a result, the activities of the Company and any of its subsidiaries (other than the Bank and Association) have thereafter been subject to certain restrictions. The Home Owners' Loan Act limits the business activities of multiple savings and loan holding companies and their nonbanking subsidiaries to (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the former Federal Savings and Loan Insurance Corporation by regulation as of March 6, 1987 to be engaged in by multiple savings and loan holding companies or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS prohibits or limits such activities for savings and loan holding companies. The activities authorized by the OTS for multiple savings and loan holding companies as of March 6, 1987 include a variety of activities including, among other things, the origination, purchase, sale and servicing of various loans, the provision of clerical services primarily for affiliates, the provision of certain other management services to affiliates and other multiple holding companies and the underwriting or reinsuring of credit life insurance in connection with extensions of credit by a savings association subsidiary or another savings and loan holding company or subsidiary thereof. The OTS has also approved various real estate-related activities for multiple holding companies including the acquisition of unimproved lots or the acquisition of unimproved real estate for prompt development and subdivision, the development, subdivision and construction of improvement of acquired real estate for sale or rental, the acquisition of improved real estate and mobile homes to be held for rental or sale, the acquisition of improved real estate for remodeling, rehabilitation, modernization, renovation or demolition or rebuilding for sale or rental and the maintenance and management of improved real estate. In the event any savings association subsidiary of a multiple savings and loan holding company fails to satisfy the Qualified Thrift Lender test and does not requalify within one year, however, the holding company would be required to register as a bank holding company and become subject to the more stringent activity limitations applicable to bank holding companies.

         In addition to the foregoing restrictions, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings institutions, the Director of the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution(s), (ii) transactions between the savings institution(s) and their affiliates, and (iii) any activities of the savings institution(s) that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

Federal and State Taxation

         The Company and its subsidiaries file a consolidated federal income tax return on a calendar year end. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Any income of the Company and its other subsidiaries would not be subject to the bad debt deductions allowed to the Institutions, whether or not consolidated tax returns are filed. The Institutions, however, must reduce their taxable incomes for purposes of computing their bad debt reserve deductions under the percentage of taxable income method by their allocable shares of loss attributable to the activities of non-thrift members of the consolidated group if those members' activities are functionally related to the activities of the Institutions.

         Federal Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. However, institutions such as the Bank and the Association which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank and the Association historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

         Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. The Bank and the Association will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

         The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning December 31, 1997, or until the residential loan requirement is not met in a subsequent year. The Bank and the Association expect to meet this requirement for the taxable year ended December 31, 1996.

         Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Bank could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of December 31, 1996, more than the required amount of the Bank's total assets fell within such category.

         The bad debt deduction under the percentage of taxable income method was subject to certain limitations. First, the amount added to the reserve for losses on qualifying real property loans may not have exceeded the amount necessary to increase the balance of such reserve at the close of the taxable year to 6% of such loans outstanding at the end of the taxable year. Further, the addition to the reserve for losses on qualifying real property loans could not have exceeded the amount which, when added to that year's addition to the bad debt reserve for losses on nonqualifying loans, equaled the amount by which 12% of total deposits or withdrawable accounts of depositors at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year. Finally, the percentage bad debt deduction under the percentage of taxable income method was reduced by the deduction for losses on nonqualifying loans.

         Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

         The Company's federal income tax returns have been audited through 1988.

         State Taxation. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as the Bank. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of adjusted taxable income. The Association is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempt assets. The resulting net taxable value is taxed at a rate of 1.5%.

         The Company's Indiana income tax returns have been audited through 1989, and its Ohio franchise tax returns have not been audited during the past five years. For additional information, see Note 10 of the Consolidated Financial Statements in Part II of this Report.

Employees

         As of December 31, 1996, the Company and subsidiaries had approximately 141 full-time and 21 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

Executive Officers


                                    Age at
Name                           December 31, 1996             Principal Position
----                           -----------------             ------------------
Harry J. Bailey                       54                President and Chief Executive
                                                        Officer of the Bank

Ronald M. Holloway                    47                Senior Vice President and Chief
                                                        Lending Officer of the Bank

Ralph E. Kerwin                       60                Senior Vice President, Deposit
                                                        Services of the Bank

Michael C. Olson                      47                President and Chief Executive
                                                        Officer of the Association

Howard J. Pruim                       52                Senior Vice President - Secretary/Treasurer
                                                        and Chief Financial Officer of the Bank

Nancy A. Rogers                       54                Senior Vice President - Marketing Services
                                                        of the Bank

Edward J. Wooton                      43                Senior Vice President - Subsidiaries
                                                        of the Bank

Jan F. Wright                         53                Senior Vice President - Branch Operations
                                                        of the Bank

         Unless otherwise noted, all officers have held the position described below for at least the past five years.

         Harry J. Bailey has been President of the Company and the Bank since May 1990 and was appointed Chief Executive Officer in December 1990. Mr. Bailey had been the Executive Vice President and Chief Operating Officer of the Company since its formation in 1989 and of the Bank since February 1984. He has been a director of the Bank since 1987 and a director of the Company since its formation.

         Ronald M. Holloway has been employed by the Bank since 1973 and was elected Senior Vice President and Chief Lending Officer in December 1995. Mr. Holloway previously was responsible for the loan servicing department of the Bank.

         Ralph E. Kerwin has been employed by the Bank since 1964 and heads the funds acquisition function as Senior Vice President - Deposit Services.

         Michael C. Olson was elected to the position of President and Chief Executive Officer of the Association in March 1995. He was formerly Senior Vice President - Branch Operations and Marketing of the Bank and the Chief Executive Officer of Citizens Federal prior to its merger with the Bank in 1988. He has been employed in the thrift industry since 1974.

         Howard J. Pruim, a certified public accountant, has been Senior Vice President - Treasurer and Chief Financial Officer of the Bank since 1973 and was elected Corporate Secretary in 1991. He also directs the accounting, data processing and personnel functions. For the previous seven years, he was with Ernst and Young as an auditor.

         Nancy A. Rogers was elected as Senior Vice President - Marketing Services in March 1995. She has been employed at the Bank since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

         Edward J. Wooton joined the staff of the Bank in August 1985 as Senior Vice President - Subsidiaries and directs diversified operations of the Bank. He came to the Bank from the Management Advisory Services Group of Deloitte and Touche, and prior to that he was an operations officer of a thrift institution in the Chicago area.

         Jan F. Wright was elected as Senior Vice President - Branch Operations in March 1995 and has been employed by the Bank since 1972. He previously held the position of Vice President and Director of Loan Origination and Processing.

Item 2.  Properties
-------------------

Offices and Other Material Properties

         The following table sets forth the location of the Company's office facilities at December 31, 1996 and certain other information relating to these properties at that date.

                                         Year           Total             Net          Owned/          Square
                                       Acquired      Investment       Book Value       Leased           Feet
                                       --------      ----------       ----------       ------          ------
The Bank:

  Main Office
  2118 Bundy Avenue
  New Castle, Indiana.............       1958       $  2,995,796      $     960,798     Owned           20,500

  1311 Broad Street
  New Castle, Indiana.............       1890          1,402,372            505,433     Owned           18,000

  956 North Beechwood Street
  Middletown, Indiana.............       1971            448,559            136,311     Owned            5,500

  22 North Jefferson
  Knightstown, Indiana............       1979            578,580            223,462     Owned            3,400

  1810 North State Street
  Greenfield, Indiana.............       1995          1,530,657          1,337,824     Owned            5,800

  99 Dan Jones Road
  Avon, Indiana...................       1995          1,351,586          1,341,425     Owned           12,600

  1754 East 53rd Street
  Anderson, Indiana...............       1993            400,417            338,797     Owned            1,500

The Association:

  7200 Blue Ash Road
  Cincinnati, Ohio................       1992            853,284            661,960     Owned            9,100

  1171 East Kemper Road
  Cincinnati, Ohio
  (Loan production office)........       1996             23,712             21,624    Leased            2,600

Ameriana Insurance Agency
  2020 S. Memorial Drive
  New Castle, Indiana.............       1987            197,969             93,111    Leased            1,200

  812 Central Avenue
  Anderson, Indiana...............       1995                838                587    Leased              800
                                                    ------------       ------------

        Total.....................                  $  9,783,770       $  5,621,332
                                                    ============       ============

         The Institutions use on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 1996, the total net book value of the Company's offices and equipment (including leasehold improvements) was $5.6 million.

Item 3. Legal Proceedings
-------------------------

         The Company and its subsidiaries are not a party to any material pending legal proceedings. See Note 2 to the Consolidated Financial Statements in Part II of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
-----------------------------------------------------------------------------
Matters
-------

         The information set forth (i) in Note 16 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements" and (ii) under the section titled "Market Information" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The information set forth under the section titled "Selected Financial Data" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The information set forth under the section titled "Management's Discussion and Analysis" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Independent Auditor's Report and related consolidated financial statements and notes in the Annual Report, which report, statements and notes are included in the information furnished as Exhibit 13 hereof, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         For information concerning the directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1. Business -- Executive Officers" under Part I of the Report, which is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

         (c)      Changes In Control

                  The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

         1.       Report of Independent Auditor

         2.       Financial Statements

                  (a) Consolidated Statements of Condition at December 31, 1996 and 1995

                  (b) Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1996

                  (c) Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1996

                  (d) Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1996

                  (e)        Notes to Consolidated Financial Statements

                  All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       Exhibits

                  3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the SEC on September 18, 1989

                  10.1 Ameriana Bancorp stock option plans and other option agreements -- 1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990; 1996 Stock Option and Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996; other option agreements with Charles M. Drackett, Jr., Michael
                             E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996.

                  10.2 Ameriana Bank, F.S.B. Employment Agreements with Harry J. Bailey, Howard J. Pruim and Edward J. Wooton -- agreements with Messrs. Bailey and Pruim incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

                  10.3 Ameriana Bancorp Consulting Agreement with Paul W. Prior -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1991.

                  11         Statement re Computation of Earnings Per Share

                  13         Portions of Annual Report

                  21         Subsidiaries

                  23         Consent of Geo. S. Olive & Co. LLC

                  27         Financial Data Schedule

         4.       Reports on Form 8-K

         The Company did not file a current report on Form 8-K during the fourth quarter of the fiscal year covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.

                                       AMERIANA BANCORP

Date: March 20, 1997                By: /s/ Harry J. Bailey
                                       ------------------------------------
                                       Harry J. Bailey
                                       President and
                                       Chief Executive Officer
                                       (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.


By: /s/ Paul W. Prior                      By: /s/ Harry J. Bailey
   ----------------------------               --------------------------------
   Paul W. Prior                              Harry J. Bailey
   Chairman of the Board                      President, Chief Executive
                                              Officer and a Director
                                              (Principal Executive Officer)


By: /s/ Howard J. Pruim                    By: /s/ Donald C. Danielson
   -------------------------------            --------------------------------
   Howard J. Pruim                            Donald C. Danielson
   Senior Vice President and                  Director
   Chief Financial Officer
   (Principal Financial and
   Accounting Officer)


By: /s/ Charles M. Drackett, Jr.           By: /s/ R. Scott Hayes
   -------------------------------            --------------------------------
   Charles M. Drackett, Jr.                   R. Scott Hayes
   Director                                   Director


By: /s/ Michael E. Kent                    By: /s/ Ronald R. Pritzke
   -------------------------------            --------------------------------
   Michael E. Kent                            Ronald R. Pritzke
   Director                                   Director

                                 EXHIBIT INDEX


Exhibit
-------

  3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's
                       Registration Statement on Form S-4 filed with the SEC on September 18, 1989

  10.1 Ameriana Bancorp stock option plans and other option agreements -- 1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990; 1996 Stock
                       Option and Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996; other option agreements with Charles M. Drackett, Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

  10.2                 Ameriana Bank, F.S.B. Employment Agreements with Harry J.
                       Bailey, Howard J. Pruim and Edward J. Wooton -- agreements with Messrs. Bailey and Pruim incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

  10.3                 Ameriana Bancorp Consulting Agreement with Paul W.
                       Prior -- incorporated by reference to the Company's
                       Annual Report on Form 10-K filed with the SEC on March 28, 1991.

  11                   Computation of Earnings Per Share

  13                   Portions of Annual Report

  21                   Subsidiaries

  23                   Consent of Geo. S. Olive & Co. LLC

  27                   Financial Data Schedule