Form 10-Q
period 1997-03-31
AMERIANA BANCORP
filed 1997-05-09
CIK 855574

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549


                         FORM 10-Q


                     QUARTERLY REPORT


             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934

   For the Quarter Ended:
   ---------------------
    March 31, 1997           Commission File Number    0-18392
                                                       -------

                          Ameriana Bancorp
                       ------------------------

 Indiana                                       35-1782688
-----------------------------      ------------------------------
(State or other jurisdiction of   (I.R.S. employer identification
incorporation or organization)    number)

2118 Bundy Avenue, New Castle, Indiana               47362-1048
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (765) 529-2230
                                                   --------------

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

    As of May 2, 1997, there were issued and outstanding
3,240,246 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES





                        CONTENTS


 PART I  -  FINANCIAL INFORMATION                        Page No.
                                                         --------

     ITEM 1 - Financial Statements

              Consolidated Statements of Condition
              as of March 31, 1997 and December 31,
              1996. . . . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Income for
              the Three Months Ended March 31, 1997
              and 1996. . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows
              for the Three Months Ended March 31,
              1997 and 1996 . . . . . . . . . . . . . . . . . 4

              Notes to Consolidated Financial Statements. . . 5

     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations .  . . . . . . . . . . . . . . . . . 6


 PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . .  10


 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I - ITEM I


AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                         March 31      December 31
                                                           1997            1995
                                                      ------------     -----------
ASSETS

  Cash on hand and in other institutions             $  1,460,838    $  4,939,489
  Interest-bearing deposits                             5,261,233       4,004,551
  Investment securities held to maturity (market
    value: 1997--$54,402,000; 1996--$49,794,000)       56,144,411      50,744,304
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                          3,331,800       3,311,500
  Mortgage-backed securities held to maturity (market
    value: 1997--$36,189,000; 1996--$38,710,000)       36,585,913      38,541,544
  Loans receivable                                    287,387,782     283,704,065
  Allowance for loan losses                            (1,105,109)     (1,103,513)
                                                     ------------    ------------
      Net loans receivable                            286,282,673     282,600,552
  Real estate owned                                       259,036         101,401
  Premises and equipment                                5,957,678       5,621,332
  Mortgage servicing rights                               771,673         780,770
  Investments in unconsolidated affiliates              1,696,695       1,746,695
  Other assets                                          4,411,175       4,362,968
                                                     ------------    ------------
                                                     $402,163,125    $396,755,106
                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits                                         $322,131,367    $318,705,367
    Advances from Federal Home Loan Bank               28,138,507      26,548,603
    Drafts payable                                      2,367,380       4,557,678
    Advances by borrowers for taxes and insurance       1,194,570         951,902
    Other liabilities                                   4,701,559       2,046,765
                                                     ------------    ------------
       Total Liabilities                              358,533,383     352,810,315

  Shareholders' Equity:
    Preferred stock (5,000,000 shares authorized;
        none issued)                                           --              --
    Common stock ($1.00 par value; authorized
        15,000,000 shares; issued shares:
        1997 - 3,259,706; 1996 - 3,291,319)             3,259,706       3,291,319
    Additional paid-in capital                          7,976,728       8,645,273
    Retained earnings                                  32,393,308      32,008,199
                                                     ------------    ------------
       Total Shareholders' Equity                      43,629,742      43,944,791
                                                     ------------    ------------
                                                     $402,163,125    $396,755,106
                                                     ============    ============

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended March 31
                                                            1997          1996
                                                       ---------------------------
Interest Income:
   Interest on loans                                    $5,600,395     $5,362,526
   Interest on mortgage-backed securities                  637,774        768,297
   Interest on investment securities                       948,345        582,644
   Other interest and dividend income                      110,580        182,072
                                                        ----------     ----------
      Total interest income                              7,297,094      6,895,539

Interest Expense:
   Interest on deposits                                  3,910,099      3,698,457
   Interest on Federal Home Loan Bank advances             380,746        290,884
                                                        ----------     ----------
      Total interest expense                             4,290,845      3,989,341
                                                        ----------     ----------
Net Interest Income                                      3,006,249      2,906,198

Provision For Loan Losses                                   36,000         18,000
                                                        ----------     ----------
Net Interest Income after Provision for Loan Losses      2,970,249      2,888,198

Other Income:
   Net loan servicing fees                                  87,412         76,973
   Other fees and service charges                          169,083        148,613
   Brokerage and insurance commissions                     264,007        290,213
   Loss on investments in unconsolidated subsidiaries      (50,000)        (9,461)
   Gains on sales of loans                                 117,421         43,906
   Other                                                    16,303          7,072
                                                        ----------     ----------
      Total other income                                   604,226        557,316

Other Expense:
   Salaries and employee benefits                        1,294,055      1,077,861
   Net occupancy expense                                   302,331        254,469
   Federal insurance premium                                49,747        171,643
   Data processing expense                                  75,819         82,663
   Other                                                   476,407        404,781
                                                        ----------     ----------
      Total other expense                                2,198,359      1,991,417
                                                        ----------     ----------
Income before Income Taxes                               1,376,116      1,454,097

Income Taxes                                               499,425        553,782
                                                        ----------     ----------
Net Income                                              $  876,691     $  900,315
                                                        ==========     ==========
Earnings Per Share                                      $      .27     $      .26
                                                        ==========     ==========
Dividends Declared Per Share                            $      .15     $      .14
                                                        ==========     ==========
Average Number of Shares Outstanding                     3,288,207      3,468,949
                                                        ==========     ==========


See accompanying notes.

PAGE>

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Three Months Ended March 31
                                                               1997           1996
                                                          -------------------------------
Operating Activities
  Net income                                            $   876,691   $   900,315
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision losses on loans and real estate owned        36,000        18,000
      Depreciation and amortization                         150,475       154,529
      Equity in loss of limited partnership                  50,000         9,461
      Mortgage servicing rights amortization                 29,310        34,387
      Goodwill amortization                                   7,080         7,080
      Losses (gains) on sales of real estate owned          (11,192)          747
      Increase in other assets                              (55,287)     (874,009)
      Increase (decrease) in drafts payable              (2,190,298)    1,458,592
      Increase in other liabilities                       2,899,578     2,541,969
                                                        -----------   -----------
          Net cash provided by operating activities       1,792,357     4,251,071

Investing Activities
  Purchase of investment securities held to maturity     (5,400,000)  (18,394,706)
  Purchase of mortgage-backed securities
      held to maturity                                           --    (4,963,547)
  Principal collected on mortgage-backed
      securities held to maturity                         1,923,058     5,126,453
  Net change in loans                                    (3,911,321)   (3,915,310)
  Proceeds from sales of real estate owned                   39,100        65,000
  Net purchases of premises and equipment                  (455,032)     (271,974)
  Mortgage servicing rights capitalized                     (20,213)     (233,860)
  Other investing activities                                (25,589)     (179,934)
                                                        -----------  ------------
          Net cash used by investing activities          (7,849,997)  (22,767,878)

Financing Activities
  Increase in NOW, MMDA and passbook deposits               100,951     3,237,958
  Increase in certificates of deposit                     3,338,672     9,664,275
  Advances from Federal Home Loan Bank                   25,900,000    12,600,000
  Repayment of Federal Home Loan Bank advances          (24,310,096)     (719,226)
  Proceeds from exercise of stock options                   134,856        45,666
  Purchase of common stock                                 (835,014)   (3,011,663)
  Cash dividends paid                                      (493,698)     (450,228)
                                                        -----------  ------------
          Net cash provided by financing activities       3,835,671    21,366,782
                                                        -----------  ------------
Increase (Decrease) in Cash and Cash Equivalents         (2,221,969)    2,849,975

Cash and Cash Equivalents at Beginning of Period          8,944,040     9,543,323
                                                        -----------  ------------
Cash and Cash Equivalents at End of Period              $ 6,722,071   $12,393,298
                                                        ===========   ===========
Supplemental information:
   Interest paid                                        $ 2,413,925   $ 2,230,537
   Income taxes paid                                             --        75,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprising only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations and changes in cash flows for the three-month periods ended March 31, 1997 and 1996. A summary of the Company's significant accounting policies is set forth in
Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B -- SHAREHOLDERS' EQUITY

On February 24, 1997, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend was paid on April
4, 1997, to shareholders of record as of March 14, 1997.

Earnings per share amounts were computed based on 3,288,207 and 3,468,949 average shares outstanding for the three-month periods ended March 31, 1997 and 1996, respectively. The dilutive effect on earnings per share from unexercised stock option shares is not material.

During the quarter ended March 31, 1997, the Company acquired
52,812 shares of the Company's outstanding common stock at an aggregate cost of $835,014 under its current stock repurchase program.


NOTE C -- RECLASSIFICATIONS

Certain reclassifications of 1996 statements of income amounts have been made to conform with the 1997 presentation.

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

Management believes that interest rate risk, i.e., the sensitivity of income and net asset values to changes in interest rates, is one of the most significant determinants of the Company's ability to generate future earnings. Accordingly, the Company has implemented a long-range plan intended to minimize the effect of changes in interest rates on operations. The asset and liability management policies of the Company are designed to stabilize long-term net interest income by managing the repricing terms, rates and relative amounts of interest-earning assets and interest-bearing liabilities.

                     RESULTS OF OPERATIONS
                     ---------------------

In the first quarter of 1997, the Company's lending activities decreased slightly in comparison with those of the prior year, reflecting slightly higher levels of rates offered on new loans compared with the preceding year's first quarter. Loan originations during the quarter totaled $25,497,778, representing a decrease of 8.0% from originations of $27,719,386 in the same period of 1996. Principal repayments on loans and mortgage-backed securities decreased substantially during the first quarter of 1997, amounting to $18,546,042 compared with $26,607,513 in the preceding year's first quarter. The Company sold fixed-rate mortgage loans in the amount of $5,080,894 during the quarter ended March 31, 1997, compared with sales of $2,366,922 during the first quarter of 1996. Increased sales resulted from the establishment of a loan production office through Deer Park Federal during 1996. The Company continues to emphasize variable-rate and short-term consumer lending products.

As a result of adjustable-rate loans and liquid assets repricing to current market rates and the effects of lower-yielding assets acquired with borrowed funds in arbitrage transactions, the Company's net yield on interest-earning assets decreased to 7.61% versus 7.78% in the year-earlier period. The lower general level of interest rates was also reflected in the cost of interest-bearing liabilities as these rates declined to 4.93% in the current quarter from 5.05% in the first quarter of 1996. As a result, the Company's net interest spread declined to 2.68% for the quarter ended March 31, 1997, compared with 2.73% for the first quarter of 1996.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following table summarizes the Company's average net interest-earning assets and interest rate spreads during the three-month periods ended March 31, 1997 and 1996.

                                (Dollars in Thousands)
                                  Three Months Ended
                                 3/31/97      3/31/96
                                ----------------------
Interest-earning assets          $383,404    $354,426
Interest-bearing liabilities      347,762     316,176
                                 --------    --------
   Net interest-earning assets   $ 35,642    $ 38,250
                                 ========    ========
Average yield on:
  Interest-earning assets            7.61%       7.78%
  Interest-bearing liabilities       4.93        5.05
                                     ----        ----
   Net interest spread               2.68%       2.73%
                                     ====        ====

Interest income for the period increased 5.8%, while interest expense increased 7.6%. As a result, net interest income increased 3.4% in the first quarter of 1997 to $3,006,249 compared with $2,906,198 in the same period last year. The increase in net interest income resulted from a lower net interest spread applied to a larger amount of interest-earning assets and interest-bearing liabilities compared with the previous year.

The provision for loan losses increased to $36,000 for the quarter compared with $18,000 in the prior-year period. Net charge-offs were $34,404 and $8,425 for the 1997 and 1996 first quarters, respectively. The following table summarizes the Company's non-performing assets:

                                   (Dollars in Thousands)
                               3/31/97   12/31/96    3/31/96
                               -------   --------    -------
Loans:
    Non-accrual                 $  664     $  721     $  929
    Over 90 days delinquent        216        315        329
Real estate owned                  259        101         97
                                ------     ------     ------
        Total                   $1,139     $1,137     $1,355
                                ======     ======     ======

Management believes the Company has provided sufficient loan loss reserves, amounting to $1,105,109, $1,103,513 and $1,085,613 at
March 31, 1997, December 31, 1996, and March 31, 1996,
respectively, to absorb any losses which may ultimately be incurred on non-performing loans and the remaining loan portfolio.

Other income for the quarter increased 8.4% to $604,226 from $557,316 in the same period last year. The Company recorded profits on the sale of mortgage loans in the amount of $117,421 during the current quarter


AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

compared with $43,906 during the preceding year quarter. The increase reflected the higher volume of loans sold compared to the previous year. Other fees and service charges reflected increased fees from automated teller machines, fees charged for closing loans for third parties, late charges on delinquent loans and increased fees associated with deposit products compared with the previous year's quarter. Brokerage and insurance commissions decreased as customers increased their level of interest in deposit products instead of financial instruments offered by the Company's subsidiaries. While the Company recorded an estimated loss on the operations of an unconsolidated affiliate amounting to $50,000 compared with $9,461 in the prior year quarter, it also reduced federal income tax expense by $35,000 in 1997 compared with $11,680 for the 1996 quarter in recognition of its estimated share of tax credits to be earned by the affiliate which is engaged in investing in low-income housing projects.

Other expense for the first quarter of 1997 totaled $2,198,359, up 10.4% from other expense last year of $1,991,417. Salaries and employee benefits increased 20.1%, reflecting the increased volume of loan origination and sales activity in Deer Park's loan production office as well as staff increases in connection with the Bank's opening of a new branch office in January 1997. Net occupancy expense increased by 19.6% to $302,331 also reflecting the Company's investment in additional office locations. Federal deposit insurance decreased to $49,747 in 1997 from $171,643 in 1996 as a result of the premium reductions brought about by the recapitalization of the Savings Association Insurance Fund in late 1996. Other expense increased by 17.7% to $476,407 also reflecting marketing, supplies and other costs associated with the new facilities.

                    FINANCIAL CONDITION
                    -------------------

The Company's principal sources of funds are cash generated from operations, savings deposits, loan principal repayments and advances from the Federal Home Loan Bank. As of March 31, 1997, the Company's cash and liquid investments totaled $62,866,482 or 15.6% of total assets. This compared with $59,688,344 or 15.0% of total assets at December 31, 1996. The Company's banking subsidiaries' combined regulatory liquidity at March
31, 1997, was 10.0%, which exceeded the 5.0% liquidity base set by the Office of Thrift Supervision.

The Company's banking subsidiaries, Ameriana Savings Bank and
Deer Park Federal Savings and Loan Association, have employed a strategy to increase net interest income through the purchase of mortgage-backed securities and other investments with the proceeds of advances from the FHLB. During the first quarter of 1997, approximately $5,000,000 of such transactions were completed.

The regulatory minimum net worth requirements for Ameriana
Savings Bank and Deer Park Federal Savings and Loan Association under the most stringent of the three-tier capital regulations at March 31, 1997, were approximately $14,108,000 and $2,882,000, respectively. At that date, the two institutions had regulatory net worth in excess of the minimum requirement of approximately
$19,927,000 and $2,721,000, respectively.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

At March 31, 1997, the Company's commitments for loans in process totaled $7,349,000, primarily for single-family residential mortgage loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

PART II - OTHER INFORMATION
ITEM 1  -  Legal Proceedings

No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1996.


ITEM 2  -  Changes in Securities

           Not Applicable


ITEM 3  -  Defaults in Senior Securities

           Not Applicable


ITEM 4  -  Submission of Matters to a Vote of Security
           Holders

           Not Applicable


ITEM 5  -  Other Information

           Not Applicable


ITEM 6  -  Exhibits and Reports on Form 8-K

           Not Applicable

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERIANA BANCORP






DATE:  May 2, 1997           by /s/ Harry J. Bailey
                                ---------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)





DATE:  May 2, 1997           by /s/ Howard J. Pruim
                                --------------------------------
                                Howard J. Pruim
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                   and Accounting Officer)

                            11
