Form 10-Q
period 1997-06-30
AMERIANA BANCORP
filed 1997-08-11
CIK 855574

              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.   20549


                         FORM 10-Q


                     QUARTERLY REPORT


             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934

   For the Quarter Ended:
   ---------------------
    June 30, 1997            Commission File Number    0-18392
                                                       -------

                          Ameriana Bancorp
                       ------------------------

 Indiana                                       35-1782688
-----------------------------      ------------------------------
(State or other jurisdiction of   (I.R.S. employer identification
incorporation or organization)    number)

2118 Bundy Avenue, New Castle, Indiana               47362-1048
----------------------------------------             ----------
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

    As of August 8, 1997, there were issued and outstanding
3,230,246 shares of the Registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

CONTENTS


 PART I  -  FINANCIAL INFORMATION                        Page No.
                                                         --------

     ITEM 1 - Financial Statements

              Consolidated Statements of Condition
              as of June 30, 1997 and December 31,
              1996. . . . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Income for
              the Three Months Ended June 30, 1997
              and 1996 and the Six Months Ended
              June 30, 1997 and 1996. . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30,
              1997 and 1996 . . . . . . . . . . . . . . . . . 4

              Notes to Consolidated Financial Statements. . . 5

     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations .  . . . . . . . . . . . . . . . . . 6


 PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . .  10


 SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I - ITEM I


AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

                                                         June 30       December 31
                                                           1997            1996
                                                      -------------    -----------
ASSETS
  Cash on hand and in other institutions               $  4,550,606    $  4,939,489
  Interest-bearing deposits                               5,094,658       4,004,551
  Investment securities held to maturity (market
    value: 1997--$45,129,000; 1996--$49,794,000)         46,144,519      50,744,304
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                            3,376,400       3,311,500
  Mortgage-backed securities held to maturity (market
    value: 1997--$33,462,000; 1996--$38,710,000)         33,521,929      38,541,544
  Loans receivable                                      292,983,398     283,704,065
    Allowance for loan losses                            (1,122,320)     (1,103,513)
                                                       ------------    ------------
      Net loans receivable                              291,861,078     282,600,552
  Real estate owned                                         174,368         101,401
  Premises and equipment                                  5,922,184       5,621,332
  Mortgage servicing rights                                 767,981         780,770
  Investments in unconsolidated affiliates                1,646,695       1,746,695
  Other assets                                            4,669,852       4,362,968
                                                       ------------    ------------
                                                       $397,730,270    $396,755,106
                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits                                           $326,768,250    $318,705,367
    Advances from Federal Home Loan Bank                 21,735,362      26,548,603
    Drafts payable                                        2,402,137       4,557,678
    Advances by borrowers for taxes and insurance           601,435         951,902
    Other liabilities                                     2,651,378       2,046,765
                                                       ------------    ------------
       Total liabilities                                354,158,562     352,810,315

  Shareholders' Equity:
    Preferred stock (5,000,000 shares authorized--
        none issued)                                             --              --
    Common stock ($1.00 par value; authorized
        15,000,000 shares; issued shares:
        1997 - 3,230,246; 1996 - 3,291,319)               3,230,246       3,291,319
    Additional paid-in capital                            7,543,574       8,645,273
    Retained earnings                                    32,797,888      32,008,199
                                                       ------------    ------------
       Total shareholders' equity                        43,571,708      43,944,791
                                                       ------------    ------------
                                                       $397,730,270    $396,755,106
                                                       ============    ============

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME


                                                   Three Months Ended June 30  Six Months Ended June 30
                                                       1997          1996           1997        1996
                                                   --------------------------  -------------------------
Interest Income:
   Interest on loans                               $5,747,119     $ 5,422,623  $11,347,514   $10,785,149
   Interest on mortgage-backed securities             592,191         737,005    1,229,965     1,505,302
   Interest on investment securities                  963,332         714,976    1,911,677     1,297,620
   Other interest and dividend income                 109,966         154,279      220,546       336,351
                                                   ----------     -----------  -----------   -----------
      Total interest income                         7,412,608       7,028,883   14,709,702    13,924,422

Interest Expense:
   Interest on deposits                             4,015,377       3,721,970    7,925,476     7,420,427
   Interest on Federal Home Loan Bank advances        369,039         391,251      749,785       682,135
                                                   ----------     -----------  -----------   -----------
      Total interest expense                        4,384,416       4,113,221    8,675,261     8,102,562
                                                   ----------     -----------  -----------   -----------

Net Interest Income                                 3,028,192       2,915,662     6,034,441    5,821,860

Provision For Loan Losses                              51,000          21,000        87,000       39,000
                                                   ----------     -----------   -----------  -----------
Net Interest Income After Provision For
  Loan Losses                                       2,977,192       2,894,662     5,947,441    5,782,860

Other Income:
   Net loan servicing fees                             81,850          88,385       169,262      165,358
   Other fees and service charges                     179,927         160,060       349,010      308,673
   Brokerage and insurance commissions                307,097         299,433       571,104      589,646
   Loss on investments in unconsolidated
     affiliates                                       (50,000)        (58,065)     (100,000)     (67,526)
   Gains on sales of loans                             94,003          22,201       211,424       66,107
   Other                                               30,595          10,483        46,898       17,555
                                                   ----------     -----------   -----------  -----------
      Total other income                              643,472         522,497     1,247,698    1,079,813

Other Expense:
   Salaries and employee benefits                   1,200,480       1,125,823     2,494,535    2,203,684
   Net occupancy expense                              326,062         272,834       628,393      527,303
   Federal insurance premium                           52,159         167,326       101,906      338,969
   Data processing expense                             87,804          78,165       163,623      160,828
   Other                                              556,379         468,139     1,032,786      872,920
                                                   ----------     -----------   -----------  -----------
      Total other expense                           2,222,884       2,112,287     4,421,243    4,103,704
                                                   ----------     -----------   -----------  -----------
Income Before Income Taxes                          1,397,780       1,304,872     2,773,896    2,758,969

Income Taxes                                          508,664         463,301     1,008,089    1,017,083
                                                   ----------     -----------   -----------  -----------
Net Income                                         $  889,116     $   841,571   $ 1,765,807  $ 1,741,886
                                                   ==========     ===========   ===========  ===========
Earnings Per Share                                 $      .27     $       .25   $       .54  $       .51
                                                   ==========     ===========   ===========  ===========
Dividends Declared Per Share                       $      .15     $       .14   $       .30  $       .28
                                                   ==========     ===========   ===========  ===========
Average Number of Shares Outstanding                3,234,362       3,315,925     3,262,303    3,392,437
                                                   ==========     ===========   ===========  ===========

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Six Months Ended June 30
                                                               1997           1996
                                                          --------------------------
Operating Activities
  Net income                                              $ 1,765,807   $ 1,741,886
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for losses on loans and real estate owned      87,000        39,000
      Depreciation and amortization                           316,009       311,114
      Goodwill amortization                                    14,160        14,160
      Equity in loss of limited partnership                   100,000        67,526
      Mortgage servicing rights amortization                   56,364        64,521
      Losses (gains) on sales of real estate owned                (50)        2,562
      Increase in other assets                               (321,995)   (1,200,872)
      Increase (decrease) in drafts payable                (2,155,541)    6,297,670
      Increase (decrease) in other liabilities                263,307      (231,061)
                                                          -----------   -----------
          Net cash provided by operating activities           125,061     7,106,506

Investing Activities
  Purchase of investment securities held to maturity       (5,600,000)  (29,394,706)
  Redemption of investment securities held to maturity     10,200,000     2,000,000
  Purchase of mortgage-backed securities held to maturity          --    (4,963,547)
  Principal collected on mortgage-backed securities
     held to maturity                                       4,952,643     7,654,638
  Net change in loans                                      (9,567,870)  (12,045,669)
  Capitalization of mortgage servicing rights                 (43,575)     (245,266)
  Proceeds from sales of real estate owned                    137,300       159,685
  Net purchases of premises and equipment                    (546,971)     (350,893)
  Other investing activities                                  (84,201)     (297,949)
                                                          -----------  ------------
          Net cash used by investing activities              (552,674)  (37,483,707)

Financing Activities
  Increase (decrease) in NOW, MMDA and passbook deposits   (1,949,569)    1,046,041
  Increase in certificates of deposit                      10,039,698    26,514,096
  Advances from Federal Home Loan Bank                     43,400,000    33,900,000
  Repayment of Federal Home Loan Bank advances            (48,213,241)  (19,777,995)
  Proceeds from exercise of stock options                     148,442        83,416
  Purchase of common stock                                 (1,311,214)   (3,403,195)
  Cash dividends paid                                        (985,279)     (915,753)
                                                          -----------  ------------
          Net cash provided by financing activities         1,128,837    37,446,610
                                                          -----------  ------------

Increase In Cash And Cash Equivalents                         701,224     7,069,409

Cash And Cash Equivalents At Beginning Of Period            8,944,040     9,543,323
                                                          -----------  ------------
Cash And Cash Equivalents At End Of Period                $ 9,645,264  $ 16,612,732
                                                          ===========  ============
Supplemental information:
  Interest paid                                           $ 8,752,958  $  7,800,270
  Income taxes paid                                           550,000     1,075,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the inancial statements reflect all adjustments (comprising only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1997, results of operations for the three- and six-month periods ending June 30, 1997 and 1996, and cash flows for the six-month periods ended June 30, 1997 and 1996. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SHAREHOLDERS' EQUITY

On May 15, 1997 the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend was paid on July 3, 1997, to shareholders of record as of June 13, 1997.

During the quarter ended June 30, 1997, the Company acquired 30,393 shares of the Company's outstanding common stock under its current stock repurchase program which expired on June 19, 1997, at an aggregate cost of $476,200. On June 26, 1997, the Company's Board of Directors approved a new one-year stock repurchase program to acquire up to 10% of the Company's outstanding common stock, or approximately 300,000 shares, at a cumulative cost not to exceed $5,000,000. Through June 30, 1997, the Company did not acquire any shares under this program.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for the Company's 1997 annual financial statements. This statement simplifies the calculations of earnings per share. The Company does not expect that the new disclosure from basis earnings per share will be substantially different from the primary earnings per share as currently calculated and disclosed. Additional disclosures include diluted earnings per share, which will reflect the potential dilution that could occur from unexercised stock options under the Company's stock option plans.

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

                     RESULTS OF OPERATIONS
                     ---------------------
In the second quarter and first six months of 1997, the Company's lending activities were approximately equal to those of the prior year. While the general level of interest rates increased temporarily late in the first quarter, rates eased in the second quarter which renewed customer demands for fixed rate loans.
Loan originations during the second quarter totaled $34,106,471, representing an increase of 2.2% from originations of $33,374,965 in the same period of 1996. Loan originations during the first six months totaled $59,604,249, representing a decrease of 2.5% from originations of $61,094,351 in the same period of 1996. Principal repayments on loans and mortgage-backed securities remained stable during 1997 at $26,373,357 and $44,919,399 for the second quarter and year-to-date, respectively, compared with $26,281,776 and $52,889,289 in the 1996 periods. The Company sold fixed-rate mortgage loans into the secondary market totaling $5,200,153 and $10,281,047 during the quarter and six months ended June 30, 1997, respectively, compared with sales of $1,513,216 and $3,880,138 during the comparable periods of 1996. The increased sales activity resulted from the establishment of a loan production office by Deer Park Federal in late 1996.

The Company's net interest spread increased to 2.71% and 2.69% for the quarter and six months ended June 30, 1997, compared with 2.59% and 2.66% in the comparable periods of 1996, respectively. Ameriana continues to emphasize variable-rate mortgage loan products, short-term consumer lending and the sale of long-term fixed-rate mortgage loans, while supplementing its net interest income by leveraging borrowed funds.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Interest income increased 5.5% and 5.6%, respectively, for the three- and six-month periods ended June 30, 1997, compared with the same periods in 1996, reflecting the increased amount of interest-earning assets acquired during 1997. Similarly, interest expense increased 6.6% and 7.1%, respectively, in the second quarter and year-to-date period ended June 30, 1997, compared with the preceding year.

As a result, net interest income increased 3.9% in the second quarter of 1997 to $3,028,192 compared with $2,915,662 in the same period last year. For the six-month period in 1997, net interest income increased by 3.7% to $6,034,441 compared with $5,821,860 in 1996. The increase in net interest income reflected the increased spread on net interest-earning assets which was partially offset by a reduced amount of net interest-earning assets compared with the previous year.

The following table summarizes the Company's average net interest-earning assets and interest rate spreads during the three- and six-month periods ended June 30, 1997 and 1996.

                                   Three Months Ended    Six  Months  Ended
                                         June 30               June 30
                                   -------------------   -------------------
                                     1997       1996       1997       1996
                                   --------   --------   -------    --------
                                           (Dollars in Thousands)

   Interest-earning assets         $383,802   $376,530   $383,602   $365,478
   Interest-bearing liabilities     349,387    337,008    348,574    326,592
                                   --------   --------   --------   --------
     Net interest-earning assets   $ 34,415   $ 39,522   $ 35,028   $ 38,886
                                   ========   ========   ========   ========
   Average yield on:
     Interest-earning assets          7.73%      7.47%      7.67%      7.62%
     Interest-bearing liabilities     5.02       4.88       4.98       4.96
                                      ----       ----       ----       ----
       Net interest spread            2.71%      2.59%      2.69%      2.66%
                                      ====       ====       ====       ====

The provision for loan losses increased to $51,000 and $87,000 for the three- and six-month periods ended June 30, 1997, compared with $21,000 and $39,000 in the same periods of 1996. Net charge-offs were $68,193 and $5,176 for the first six months of 1997 and 1996, respectively. Total non-performing assets decreased to $891,000 at June 30, 1997, from $910,000 at June 30, 1996.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


The following table summarizes the Company's non-performing assets:

                                   June 30   December 31   June 30
                                     1997        1996        1996
                                   -------   -----------   -------
                                        (Dollars in Thousands)
     Loans:
        Non-accrual                $   716      $  721      $  433
        Over 90 days delinquent          1         315         477
     Real estate owned                 174         101          --
                                   -------      ------      ------
                          Total    $   891      $1,137      $  910
                                   =======      ======      ======

Management believes the Company has provided sufficient loan loss reserves, amounting to $1,122,320, $1,103,513 and $1,109,862 at
June 30, 1997, December 31, 1996, and June 30, 1996,
respectively, to absorb any losses which may be incurred on non-performing loans and the remaining loan portfolio.

Other income for the quarter increased 23.2% to $643,472 from $522,497 in the same period last year. The increase for the six months ended June 30, 1997, was 15.5% with other income totaling $1,247,698 compared with $1,079,813 in 1996. These changes from 1996 reflected increases in other fees and service charges, commissions and gains on sale of loans. Losses from unconsolidated affiliates during the six-month periods reduced other income by $100,000 and $67,526 in 1997 and 1996, respectively, but was offset by federal tax credits for low-income housing amounting to $70,000 and $49,851 in each year.

Other expense for the second quarter of 1997 totaled $2,222,884, up 5.2% from other expense of $2,112,287 last year. Other expense totaled $4,421,243 during the first six months of 1997 compared with $4,103,704 in 1996, an increase of 7.7% from the comparable period last year. The net increase in compensation, occupancy and other expenses reflected the costs associated with both the new branch office of Ameriana Bank opened in the first quarter of 1997 and the increased lending volume of the loan production office of Deer Park Federal. Federal deposit insurance premiums decreased as a result of the recapitalization of the Savings Association Insurance Fund in the fourth quarter of 1996.

                     FINANCIAL CONDITION
                     -------------------

The Company's principal sources of funds are cash generated from operations, savings deposits and loan principal repayments. In addition the Company, through its subsidiary institutions, has the ability to borrow funds from the Federal Home Loan Bank system. As of June 30, 1997, the Company's cash and interest-bearing deposits totaled $9,645,264 or 2.4% of total assets. This compared with $8,944,040 or 2.3% of total assets at December 31, 1996, and $16,612,732 or 4.1% at June 30, 1996.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


During the quarter ended June 30, 1997, securities in the amount of $10,200,000 were redeemed in accordance with their call provisions, and the proceeds were used to repay Federal Home Loan
Bank advances and other interest-bearing liabilities.

The combined regulatory liquidity of the Company's banking subsidiaries, Ameriana Savings Bank and Deer Park Federal Savings and Loan Association, at June 30, 1997, was 10.2%, which exceeded the 5.0% liquidity base set by the Office of Thrift Supervision, and was invested in overnight deposits and U. S. government agency and mortgage-backed securities with maturities of five years or less.

The minimum regulatory requirements for the Company's banking subsidiaries under the most stringent of the capital regulations at June 30, 1997, were approximately $14,127,000 and $2,931,000, respectively. At that date, the institutions had regulatory capital in excess of the minimum requirement by approximately $20,695,000 and $2,853,000, respectively.

At June 30, 1997, the Company's commitments for loans in process totaled $10,909,000, primarily for single-family residential mortgage loans. Management believes that it has ample resources to fund its commitments through its normal sources of funds and augmented by its ability to borrow through the Federal Home
Loan Bank system.

PART II - OTHER INFORMATION

AMERIANA BANCORP AND SUBSIDIARIES


    ITEM 1  -  Legal Proceedings
               -----------------
               No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1996.

    ITEM 2  -  Changes in Securities
               ---------------------
               Not Applicable

    ITEM 3  -  Defaults in Senior Securities
               -----------------------------
               Not Applicable

    ITEM 4  -  Submission of Matters to a Vote of Security
               Holders
               -------------------------------------------
               On May 15, 1997, the Registrant held its 1997 annual meeting of shareholders. A total of 2,632,271 shares, or 80.7% of the Registrant's shares outstanding, were represented at the meeting either in person or by proxy.

               Two directors were nominated by the Registrant's
               Board of Directors to serve new three-year terms expiring in 2000. These nominees, and the voting results for each, are listed below:

                                           For        Withheld
                                         -------      --------
               R. Scott Hayes            2,560,061     72,210
               Michael E. Kent           2,579,275     52,996

               Also at the meeting, shareholders ratified the appointment of Geo. S. Olive & Co. as auditors for the Registrant for the fiscal year ending December 31, 1997. A total of 2,584,618 shares were voted in favor of this proposal, 42,470 shares were voted against, and 5,183 shares abstained.


    ITEM 5  -  Other Information
               -----------------
               Not Applicable

    ITEM 6  -  Exhibits and Reports on Form 8-K
               --------------------------------
               Exhibits:

               Exhibit 27 Financial Data Schedule

               Reports on Form 8-K:

               The Registrant filed Form 8-K as of July 2, 1997, disclosing the Registrant's stock repurchase program approved by its Board of Directors on June
               26, 1997.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERIANA BANCORP






DATE:  August 8, 1997        by /s/ Harry J. Bailey
                                ---------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)





DATE:  August 8, 1997        by /s/ Howard J. Pruim
                                --------------------------------
                                Howard J. Pruim
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                   and Accounting Officer)