Form 10-Q
period 1997-09-30
AMERIANA BANCORP
filed 1997-11-07
CIK 855574

           SECURITIES AND EXCHANGE COMMISSION
                Wahington, D.C.   20549

                         FORM 10-Q

                      QUARTERLY REPORT

             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934


For the Quarter Ended:   September 30, 1997

Commission File Number:  0-18392

                          Ameriana Bancorp

         Indiana                                35-1782688
-------------------------------           ---------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)           identification number)

2118 Bundy Avenue, New Castle, Indiana   47362-1048
--------------------------------------           ----------
(Address of principal executive offices          (Zip Code)


Registrant's telephone number, including area code (765)529-2230

Securities registered pursuant to Section 12(g) of Act:

         Common Stock, par value $1.00 per share
         ---------------------------------------
                     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  XX     NO ___

     As of November 7, 1997, there were issued and outstanding
3,231,407 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

CONTENTS


  PART I  -  FINANCIAL INFORMATION                      Page No.

     ITEM 1 - Financial Statements

        Consolidated Statements of Condition as of
        September 30, 1997 and December 31, 1996. . . . . . 2

        Consolidated Statements of Income for the
        Three Months Ended September 30, 1997 and
        1996 and the Nine Months Ended September 30,
        1997 and 1996 . . . . . . . . . . . . . . . . . . . 3

        Consolidated Statements of Cash Flows for
        the Nine Months Ended September 30, 1997
        and 1996  . . . . . . . . . . . . . . . . . . . . . 4

        Notes to Consolidated Financial Statements. . . . . 5


     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations  . . . . . . . . . . . . . . .  6


  PART II - OTHER INFORMATION  . . . . . . . . . . . . . . 10

  SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . . 11

PART I - ITEM I

AMERIANA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                   September 30   December 31
                                                       1997          1996
                                                   ------------   -----------
ASSETS

  Cash on hand and in other institutions           $ 4,940,512    $ 4,939,489
  Interest-bearing deposits                          3,019,505      4,004,551
  Investment securities held to maturity (market
    value: 1997--$39,689,000; 1996--$49,794,000)    39,994,829     50,744,304
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                       3,394,100      3,311,500
  Mortgage-backed securities held to maturity
    (market value: 1997--$31,768,000;
     1996--$38,710,000)                             31,644,218     38,541,544
  Loans receivable                                 298,141,732    283,704,065
    Allowance for loan losses                       (1,093,885)    (1,103,513)
                                                  ------------   ------------
      Net loans receivable                         297,047,847    282,600,552
  Real estate owned                                    269,896        101,401
  Premises and equipment                             5,938,381      5,621,332
  Mortgage servicing rights                            776,250        780,770
  Investments in unconsolidated affiliates           1,633,321      1,746,695
  Other assets                                       4,369,362      4,362,968
                                                  ------------   ------------
                                                  $393,028,221   $396,755,106
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits                                      $321,639,792   $318,705,367
    Advances from Federal Home Loan Bank            19,129,032     26,548,603
    Drafts payable                                   2,330,677      4,557,678
    Advances by borrowers for taxes and insurance    1,119,728        951,902
    Other liabilities                                4,754,852      2,046,765
                                                  ------------   ------------
       Total liabilities                           348,974,081    352,810,315

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized--none issued)                              --             --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1997 - 3,231,407; 1996 - 3,291,319)            3,231,407      3,291,319
    Additional paid-in capital                       7,547,824      8,645,273
    Retained earnings                               33,274,909     32,008,199
                                                  ------------   ------------
       Total shareholders' equity                   44,054,140     43,944,791
                                                  ------------   ------------
                                                  $393,028,221   $396,755,106
                                                  ============   ============

     See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                             Three Month Ended           Nine Months Ended
                                               September 30,               September 30,
                                             -----------------           -----------------
                                             1997         1996           1997         1996
                                             ----         ----           ----         ----
Interest Income:
 Interest on loans                        $5,902,426  $ 5,592,139    $17,249,940  $16,377,288
 Interest on mortgage-backed securities      561,194      710,564      1,791,159    2,215,866
 Interest on investment securities           747,340      840,696      2,659,017    2,138,316
 Other interest and dividend income          118,579      144,768        339,125      481,119
                                          ----------  -----------    -----------  -----------
    Total interest income                  7,329,539    7,288,167     22,039,241   21,212,589

Interest Expense:
 Interest on deposits                      4,098,428    3,832,069     12,023,904   11,252,496
 Interest on Federal Home Loan Bank
  advances                                   244,180      448,761        993,965    1,130,896
                                          ----------  -----------    -----------  -----------
    Total interest expense                 4,342,608    4,280,830     13,017,869   12,383,392
                                          ----------  -----------    -----------  -----------
Net Interest Income                        2,986,931    3,007,337      9,021,372    8,829,197

Provision For Loan Losses                     60,000       24,000        147,000       63,000
                                          ----------  -----------    -----------  -----------
Net Interest Income After Provision
 for Loan Losses                           2,926,931    2,983,337      8,874,372    8,766,197

Other Income:
 Net loan servicing fees                      64,986       80,503        234,248      245,861
 Other fees and service charges              183,650      175,786        532,660      484,459
 Brokerage and insurance commissions         299,697      301,864        870,801      891,510
 Loss on investments in unconsolidated
  affiliates                                  (8,810)     (28,000)      (108,810)     (95,526)
 Gains on sales of loans                     124,926       79,676        336,350      145,783
 Other                                        88,978        7,512        135,876       25,067
                                          ----------  -----------    -----------  -----------
    Total other income                       753,427      617,341      2,001,125    1,697,154

Other Expense:
 Salaries and employee benefits            1,263,020    1,179,694      3,757,555    3,383,378
 Net occupancy expense                       316,179      262,659        944,572      789,962
 Federal insurance premium                    51,054      176,309        152,960      515,278
 Savings Association Insurance Fund
  assessment                                      --    1,878,897             --    1,878,897
 Data processing expense                      82,448       78,366        246,071      239,194
 Other                                       462,581      466,267      1,495,367    1,339,187
                                          ----------  -----------    -----------  -----------
    Total other expense                    2,175,282    4,042,192      6,596,525    8,145,896
                                          ----------  -----------    -----------  -----------
Income (Loss) Before Income Taxes          1,505,076     (441,514)     4,278,972    2,317,455

Income Taxes (Benefit)                       511,078     (207,402)     1,519,167      809,681
                                          ----------  -----------    -----------  -----------
Net Income (Loss)                         $  993,998  $  (234,112)   $ 2,759,805  $ 1,507,774
                                          ==========  ===========    ===========  ===========
Earnings (Loss) Per Share                 $      .31  $      (.07)   $       .85  $       .45
                                          ==========  ===========    ===========  ===========
Dividends Declared Per Share              $      .16  $       .14    $       .46  $       .42
                                          ==========  ===========    ===========  ===========
Average Number of Shares Outstanding       3,231,258    3,278,323      3,251,841    3,354,121
                                          ==========  ===========    ===========  ===========

     See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30
                                                          -----------------
                                                          1997         1996
                                                          ----         ----
Operating Activities
  Net income                                         $ 2,759,805  $ 1,507,774
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on loans and real estate
      owned                                              147,000       63,000
     Depreciation and amortization                       467,469      433,888
     Goodwill amortization                                21,240       21,240
     Equity in loss of limited partnership               108,810       95,526
     Mortgage servicing rights amortization               95,556       95,739
     Losses on sales of real estate owned                    187        2,109
     Increase in other assets                            (29,536)    (907,585)
     Decrease in drafts payable                       (2,227,001)    (303,990)
     Increase in other liabilities                     2,852,634    2,893,542
                                                     -----------  -----------
       Net cash provided by operating activities       4,196,164    3,901,243

Investing Activities
  Purchase of investment securities held to maturity  (6,000,000) (29,594,706)
  Proceeds from calls of securities held to maturity  16,750,000    2,000,000
  Principal collected on mortgage-backed securities
   held to maturity                                    6,803,032    6,929,278
  Purchase of mortgage-backed securities held to
   maturity                                                   --   (2,531,581)
  Net change in loans                                (14,989,779) (19,155,303)
  Mortgage servicing rights capitalized                  (91,036)    (280,861)
  Proceeds from sale of real estate owned                156,400      176,977
  Net purchases of premises and equipment               (683,823)    (934,822)
  Other investing activities                             (53,526)    (315,845)
                                                     -----------  -----------
       Net cash provided (used) by investing
        activities                                     1,891,268  (43,706,863)


Financing Activities
  Decrease in NOW, MMDA and passbook deposits         (2,922,656)     (56,719)
  Increase in certificates of deposit                  5,897,949   14,351,270
  Advances from Federal Home Loan Bank                52,700,000   67,100,000
  Repayment of Federal Home Loan Bank advances       (60,119,571) (37,439,247)
  Proceeds from exercise of stock options                153,853      184,406
  Purchase of common stock                            (1,311,214)  (3,925,094)
  Cash dividends paid                                 (1,469,816)  (1,378,191)
                                                     -----------  -----------
       Net cash provided (used) by financing
        activities                                    (7,071,455)  38,836,425
                                                     -----------  -----------

Decrease In Cash And Cash Equivalents                   (984,023)    (969,195)

Cash And Cash Equivalents At Beginning Of Period       8,944,040    9,543,323
                                                     -----------  -----------
Cash And Cash Equivalents At End Of Period           $ 7,960,017  $ 8,574,128
                                                     ===========  ===========
Supplemental information:
  Interest paid                                      $11,168,740  $10,410,918
  Income taxes paid                                    1,010,000    1,575,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprising only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997, results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, and cash flows for the nine-month periods ended September 30, 1997 and 1996. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE B -- SHAREHOLDERS' EQUITY

On August 26, 1997, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend was paid on October 3, 1997, to shareholders of record as of September 12, 1997.

Statement of Financial Accounting Standards No. 128, Earnings Per Share, is effective for the Company's 1997 annual financial statements. This statement simplifies the calculations of earnings per share. The Company does not expect that the new disclosure from basic earnings per share will be substantially different from the primary earnings per share as currently calculated and disclosed. Additional disclosures include diluted earnings per share, which will reflect the potential dilution that could occur from unexercised stock options under the Company's stock option plans.

NOTE C -- RECLASSIFICATIONS

Certain reclassifications of 1996 statements of income and cash flows amounts have been made to conform with the 1997 presentation.

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


                    RESULTS OF OPERATIONS
                    ---------------------

In the third quarter and first nine months of 1997, the Company's lending activities decreased slightly in comparison
with those of the prior year.   Loan originations during the
quarter totaled $34,541,186, representing a decrease of 4.6% from originations of $36,196,859 in the same period of 1996. Loan originations during the first nine months totaled $94,145,435, representing a decrease of 3.2% from originations of $97,291,210 in the same period of 1996. The reduced volume was attributable to lower mortgage loan and consumer lending activity. Principal repayments on loans and mortgage-backed securities increased during 1997 to $22,871,838 and $67,791,237 for the third quarter and year to date, respectively, compared with $24,665,762 and $75,123,085 in the 1996 periods. The
Company sold fixed-rate mortgage loans into the secondary market totaling $7,886,404 and $18,167,451 during the quarter and nine months ended September 30, 1997, respectively, compared with sales of $6,128,069 and $9,942,100 during the comparable periods of 1996. The increased sales activity reflected the establishment of a loan production office by Deer Park Federal in late 1996.

The Company's net interest spread increased to 2.73% and 2.70% for the quarter and nine months ended September 30, 1997, compared with 2.65% and 2.66% in the comparable periods of 1996, respectively. Ameriana continues to emphasize variable-rate mortgage loan products, short-term consumer lending and the sale of long-term fixed-rate mortgage loans, while supplementing its net interest income through leveraging with borrowed funds.

AMERIANA BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Interest income increased .6% and 3.9%, respectively for the three- and nine-month periods ended September 30, 1997, compared with the same periods in 1996, reflecting the increased portfolio yield which was augmented by increased average earning assets during the nine-month period. The slower rate of growth in interest income for the third quarter reflected a lower level of earning assets, caused be the reduction in investment securities called during the quarter. Interest expense increased 1.4% and 5.1%, respectively in the third quarter and year-to-date period ended September 30, 1997, compared with the preceding year. The slower rate of growth in the third quarter was attributable to the reduced level of interest-bearing liabilities.

As a result, net interest income decreased by .7% in the third quarter to $2,986,931 compared with $3,007,337 in the same period last year. For the nine-month period in 1997, net interest income increased 2.2% to $9,021,372 compared with $8,829,197 in 1996. The changes reflected the reduced level of interest-earning assets and interest-bearing liabilities during the quarter and increases for the nine-month period compared with the year-earlier periods.

The following table summarizes the Company's average net interest-earning assets and interest rate spreads during the three- and nine-month periods ended September 30, 1997 and 1996.

                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                  ------------------       -----------------
                                  1997          1996       1997         1996
                                  ----          ----       ----         ----
                                            (Dollars in Thousands)
Interest-earning assets         $377,550      $384,036   $381,585    $371,664
Interest-bearing liabilities     344,636       346,586    347,262     333,257
                                --------      --------   --------    --------
  Net interest-earning assets   $ 32,914      $ 37,450   $ 34,323    $ 38,407
                                ========      ========   ========    ========
Average yield on:
  Interest-earning assets          7.77%         7.59%      7.70%       7.61%
  Interest-bearing liabilities     5.04          4.94       5.00        4.95
                                   ----          ----       ----        ----
    Net interest spread            2.73%         2.65%      2.70%       2.66%
                                   ====          ====       ====        ====

AMERIANA BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The provisions for loan losses were $60,000 and $147,000 for the three- and nine-month periods ended September 30, 1997, compared with $24,000 and $63,000 in the same periods of 1996. Net charge-offs were $156,628 and $12,077 for the first nine months of 1997 and 1996, respectively. Total non-performing assets increased slightly to $1,113,000 at September 30, 1997, from $1,070,000 at September 30, 1996.

The following table summarizes the Company's non-performing assets:

                         September 30  December 31  September 30
                             1997         1996          1996
                         ------------  -----------  ------------
                                 (Dollars in Thousands)
Loans:
  Non-accrual              $   717       $  721        $  658
  Over 90 days
    delinquent                 126          315           290
Real estate owned              270          101           122
                  Total    $ 1,113       $1,137        $1,070
                           =======       ======        ======

Management believes the Company has provided sufficient loan loss reserves in relation to the relatively stable level of non-performing loans. Such reserves amounted to $1,093,885, $1,103,513 and $1,126,961 at September 30, 1997, December 31,
1996 and September 30, 1996, respectively, and are deemed adequate to absorb any losses which may ultimately be incurred on non-performing loans and the remaining loan portfolio.

Other income for the quarter increased 22.0% to $753,427 from $617,341 in the same period last year. The increase for the nine months ended September 30, 1997, was 17.9% with other income totaling $2,001,125 compared with $1,697,154 in 1996. These changes from 1996 reflected increases in other fees and service charges, gains on sale of loans and other income which were partially offset by reductions in loan servicing fees and brokerage and insurance commissions. Losses from unconsolidated affiliates reduced other income by $8,810 and $108,810 in the quarter and nine months ended September 30, 1997, respectively, but were offset by federal tax credits for low-income housing amounting to $63,200 and $133,200, respectively. The corresponding credits for the 1996 periods were $30,000 and $79,851, respectively. Other income includes a gain on the sale of unused land, acquired in connection with the construction of a new branch office, amounting to $56,793 in the quarter ended September 30, 1997.

Other expense for the third quarter of 1997 totaled $2,175,282, down from other expense of $4,042,192 last year. Other expense totaled $6,596,525 during the first nine months of 1997 compared with $8,145,896 in 1996. The higher level of expense in 1996 was attributable to the assessment of $1,878,897 by the Savings Association Insurance Fund, in connection with federal legislation enacted during the third quarter of 1996. Expenses other than the assessment and related federal insurance premiums all increased over the preceding year, and the increases amounted to 6.9% and 12.0% for the quarter and year to date, respectively. The increases resulted from costs associated with the Company's new branch of Ameriana Bank and the loan production office of Deer Park Federal opened in January 1997 and September 1996, respectively.

AMERIANA BANCORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



                       FINANCIAL CONDITION
                       -------------------

The Company's principal sources of funds are cash generated from operations, savings deposits and loan principal repayments. In addition the Company, through its subsidiary institutions, has the ability to borrow funds from the Federal Home Loan Bank system. As of September 30, 1997, the Company's cash and interest-bearing deposits totaled $7,960,017 or 2.0% of total assets. This compared with $8,944,040 or 2.3% of total assets at December 31, 1996, and $8,574,128 or 2.2% at September 30, 1996.

During the quarter ended September 30, 1997, securities in the amount of $6,550,000 were redeemed in accordance with their call provisions, and the proceeds were used to repay Federal Home Loan Bank advances and other interest-bearing liabilities.

The combined regulatory liquidity of the Company's banking subsidiaries, Ameriana Savings Bank and Deer Park Federal Savings and Loan Association, at September 30, 1997. was 9.8%, which exceeded the 5.0% required liquidity level set by the Office of Thrift Supervision, and was invested in overnight deposits and U. S. government agency and mortgage-backed securities with maturities of five years or less.

The minimum regulatory requirements for the Company's banking subsidiaries under the most stringent of the capital regulations at September 30, 1997, were approximately $14,280,000 and $3,124,000, respectively. At that date, the institutions had regulatory capital in excess of the minimum requirement by approximately $21,358,000 and $2,832,000, respectively.

At September 30, 1997, the Company's commitments for loans in process totaled $9,903,000, primarily for single-family residential variable-rate mortgage loans or short-term fixed-rate construction loans. Management believes that it has ample resources to fund its commitments through its normal sources of funds and augmented by its ability to borrow through the Federal Home Loan Bank system.


                           OTHER
                           -----

The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including the Company, and the address is (http://www.sec.gov).

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

                                 AMERIANA BANCORP



DATE: November 7, 1997        by /s/ Harry J. Bailey
                                 -------------------
                                 Harry J. Bailey
                                 President and
                                 Chief Executive Officer
                                (Duly Authorized Representative)





DATE: November 7, 1997        by /s/ Howard J. Pruim
                              ----------------------
                                 Howard J. Pruim
                                 Senior Vice President-
                                 Secretary/Treasurer
                                (Principal Financial Officer
                                  and Accounting Officer)