Form 10-K405
period 1997-12-31
AMERIANA BANCORP
filed 1998-03-31
CIK 855574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-K


------
  x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1997

------
         TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------      -----------------

                         Commission File Number: 0-18392

                                AMERIANA BANCORP
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

           Indiana                                         35-1782688
-------------------------------                        ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2118 Bundy Avenue, New Castle, Indiana                      47362-1048
--------------------------------------                    ---------------
(Address of principal executive offices)                     Zip Code

        Registrant's telephone number, including area code (765) 529-2230
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                               ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on the NASDAQ National Market System on March 17, 1998 was $58,452,839 (for purposes of this calculation, directors and executive officers are not treated as "non-affiliates").

     As of March 17, 1998, there were issued and outstanding 3,252,015 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1997 ("Annual Report") (Part II).

2. Portions of Proxy Statement for the 1998 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

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

         The Bank's main office is located at 2118 Bundy Avenue, New Castle, Indiana. It also conducts business through six branch offices located in New Castle, Middletown, Knightstown, Greenfield, Anderson and Avon, Indiana. In 1995, the Bank purchased land in Avon, Indiana on which the Bank constructed a new branch in 1996, which opened for business on January 22, 1997. The Bank, through a wholly owned subsidiary, also operates an insurance agency with offices in New Castle, Greenfield and Avon, Indiana, has an ownership interest in a life insurance underwriting firm located in New Orleans, Louisiana, and offers a full line of investments and securities products through its brokerage center.
         The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single family residences, and to a lesser extent on multi-family housing and commercial property. The Bank also makes home improvement loans and consumer loans and through its subsidiary engages in insurance and brokerage activities. The principal sources of funds for the Bank's lending activities include deposits received from the general public, principal amortization and prepayment of loans. The Bank's primary sources of income are interest and fees on loans and interest on investments. The Bank has engaged from time to time in purchasing loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed securities. The Bank's principal expenses are interest paid on deposit accounts and operating expenses incurred in the operation of the Bank.

         The Association. The Association is a federally chartered savings and loan association which began operations in 1915. The Association has been a member of the Federal Home Loan Bank System since 1933, and its savings deposits have been federally insured since 1952. On February 26, 1988, the Association converted to a capital stock savings and loan association.

         The Association's main office is located at 7200 Blue Ash Road, Cincinnati, Ohio. The Association formerly operated a branch office in Cincinnati, but, after regulatory approval, closed it on March 27, 1996. The Association operated a loan production office which was opened in 1996 and closed in December 1997. The Association's primary market area includes Deer Park and nearby communities in Hamilton county, as well as adjoining Butler, Clermont and Warren counties.

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

         Proposed Legislative Changes. Legislation has been introduced in Congress that provides for the elimination of the distinctions between banks and thrifts under federal law. The legislation may require the automatic conversion of all federally chartered savings associations such as the Bank and Association into national banks by a specified deadline. It could impose activities restrictions and restrictions on branches, and it could also compel the holding companies of such institutions to be subject to the more restrictive regulations that govern holding companies of banks rather than thrifts. The legislation could restrict current or future activities of the Bank, the Association and the Company, and it could increase regulatory compliance costs because of the new regulatory structure to which the Bank, the Association and the Company would be subject. Management cannot predict at this time whether any pending legislation ultimately will be enacted in its current form or, if enacted, whether such legislation would result in any significant adverse financial and tax effects.

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

         The Institutions may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of the Bank's mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hendricks, Madison, Delaware and Marion counties in the state of Indiana, and the majority of the Association's mortgage loan portfolio is secured by real estate located in Hamilton, Butler, Clermont and Warren counties in the state of Ohio.

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

                                                                    At December 31,
                                         -----------------------------------------------------------------------
                                                  1997                    1996                    1995
                                         --------------------     ---------------------    ---------------------
                                         Amount       Percent     Amount        Percent    Amount        Percent
                                         ------       -------     ------        -------    ------        -------
                                                                  (Dollars in thousands)
Type of Loan:
Conventional real estate loans:
  Non-residential loans...............  $    4,930       1.64%   $    3,096        1.07%  $    3,670        1.35%
  Residential loans...................     255,591      85.06       240,948       83.58      230,992       84.69

Consumer Loans:
  Mobile home and auto loans..........      31,218      10.39        31,706       11.00       29,735       10.90
  Education loans.....................          --         --            --          --           --          --
  Loans secured by deposits...........       1,308        .44         1,395         .48        1,318         .48
  Home improvement loans..............       5,629       1.87         5,645        1.96           56         .02
  Other...............................       1,777        .59         5,486        1.90        6,947        2.55
  Leases..............................          19        .01            24         .01           29         .01
                                        ----------     ------    ----------      ------      -------      ------
     Total............................     300,472     100.00%      288,300      100.00%     272,747      100.00%
                                        ----------     ======    ----------      ======      -------      ======

Less:
  Loans in process....................       4,876                    4,495                    5,463
  Deferred loan fees..................          44                      100                      215
  Loan loss reserve...................       1,163                    1,104                    1,076
                                        ----------               ----------               ----------
   Sub Total..........................       6,083                    5,699                    6,754
                                        ----------               ----------               ----------
    Total.............................  $  294,389               $  282,601               $  265,993
                                        ==========               ==========               ==========

Type of Security:
 Residential
  Single Family (1-4 units)...........  $  252,153      83.92%   $  238,440       82.71%  $  227,045       83.24%
  5 or more dwelling units............       3,438       1.14         2,508         .87        3,947        1.45
 Other improved real estate...........       4,930       1.16         3,096        1.07        3,670        1.35
 Commercial or industrial leases......          19        .01            24         .01           29         .01
 Deposit accounts.....................       1,308        .44         1,395         .48        1,318         .48
 Mobile home and auto.................      31,218      10.39        31,706       11.00       29,735       10.90
 Other................................       7,406       2.46        11,131        3.86        7,003        2.57
                                        ----------     ------    ----------      ------   ----------      ------
    Total.............................     300,472     100.00%      288,300      100.00%     272,747      100.00%
                                        ----------     ======    ----------      ======   ----------      ======
Less:
  Loans in process....................       4,876                    4,495                    5,463
  Deferred loan fees..................          44                      100                      215
  Loan loss reserve...................       1,163                    1,104                    1,076
                                        ----------               ----------               ----------
   Sub Total..........................       6,083                    5,699                    6,754
                                        ----------               ----------               ----------
    Total.............................  $  294,389               $  282,601               $  265,993
                                        ==========               ==========               ==========


                                                         At December 31,
                                           ----------------------------------------------
                                                   1994                    1993
                                           ---------------------    ---------------------
                                           Amount        Percent    Amount        Percent
                                           ------        -------    ------        -------
                                                       (Dollars in thousands)
Type of Loan:
Conventional real estate loans:
  Non-residential loans...............    $    5,795        2.18%  $   6,960         3.00%
  Residential loans...................       237,579       89.34     214,111        92.33

Consumer Loans:
  Mobile home and auto loans..........        15,671        5.89       4,300         1.85
  Education loans.....................           255         .10         200          .09
  Loans secured by deposits...........         1,249         .47       1,521          .66
  Home improvement loans..............           109         .04          24          .01
  Other...............................         5,231        1.97       4,628         2.00
  Leases..............................            39         .01         144          .06
                                          ----------      ------   ---------       ------
     Total............................       265,928      100.00%    231,888       100.00%
                                          ----------      ======   ---------       ======

Less:
  Loans in process....................         5,389                   3,948
  Deferred loan fees..................           398                     519
  Loan loss reserve...................         1,022                     968
                                          ----------               ---------
   Sub Total..........................         6,809                   5,435
                                          ----------               ---------
    Total.............................    $  259,119               $ 226,453
                                          ==========               =========

Type of Security:
 Residential
  Single Family (1-4 units)...........    $  234,601       88.22%  $ 210,604        90.82%
  5 or more dwelling units............         2,978        1.12       3,507         1.51
 Other improved real estate...........         5,795        2.18       6,960         3.00
 Commercial or industrial leases......            39         .01         144          .06
 Deposit accounts.....................         1,249         .47       1,521          .66
 Mobile home and auto.................        15,671        5.89       4,300         1.85
 Other................................         5,595        2.11       4,852         2.10
                                          ----------      ------   ---------       ------
    Total.............................       265,928      100.00%    231,888       100.00%
                                          ----------      ======   ---------       ======
Less:
  Loans in process....................         5,389                   3,948
  Deferred loan fees..................           398                     519
  Loan loss reserve...................         1,022                     968
                                          ----------               ---------
   Sub Total..........................         6,809                   5,435
                                          ----------               ---------
    Total.............................    $  259,119               $ 226,453
                                          ==========               =========

     The following table shows, at December 31, 1997, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Institutions the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                     Amounts of Loans which Mature in
                              ----------------------------------------------
                                                        2003 and
                                1998     1999 - 2002   Thereafter      Total
                              --------   -----------  ------------   -------
                                               (In thousands)
Type of Loan:
Real estate mortgage......  $    1,376    $   12,539   $ 246,606   $  260,521
Other.....................         422        35,105       4,424       39,951
                            ----------    ----------   ---------   ----------
  Total...................  $    1,798    $   47,644   $ 251,030   $  300,472
                            ==========    ==========   =========   ==========


     The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 1997 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                           Fixed     Adjustable
                                            Rate       Rate           Total
                                         --------     -------        --------
                                                     (In thousands)

     Real estate mortgage loans.......  $   77,090     $ 182,055    $ 259,145
     Other loans......................      39,196           333       39,529
                                        ----------     ---------    ---------
       Total..........................  $  116,286     $ 182,388    $ 298,674
                                        ==========     =========    =========


         Residential Real Estate Lending. The Institutions' primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Institutions currently offer fixed-interest-rate first mortgage and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The fixed-rate second mortgage loans provide for a maturity of ten years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Institutions make a fixed-rate mortgage loan, they determine whether the loan will be held in portfolio or sold, based primarily on the interest rate and term of the loan. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Mortgage loans in the amount of $30.5 million were originated for sale during 1997 and $29.9 million were sold at a gain of $500,816. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year.

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

         Construction and Commercial Real Estate Lending. The Institutions originate loans secured by existing commercial properties and construction loans on residential real estate. The Institutions' commercial real estate loans are secured by churches, nursing homes, hotels/motels, and other income-producing properties. The Institutions originate construction loans on single family residential properties in their primary market areas, and during fiscal 1997 construction loan originations amounted to $22.6 million. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Institutions' construction loans generally range in size between $50,000 and $500,000, and the Institutions' commercial real estate loans range from $100,000 to $1,000,000. Substantially all of the commercial and construction loans originated by the Institutions have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of five years or less. At December 31, 1997, the Bank had $3.7 million in outstanding construction loans; the Association had $654,000 in outstanding construction loans.

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

         Consumer Loans. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Institutions have included loans on automobiles and other consumer goods, as well as education loans, loans secured by savings accounts, credit cards, and secured and unsecured lines of credit. In 1997, the Company continued to emphasize the origination of automobile loans as part of its strategic plan. Competitive rates in the market place, however, have resulted in automobile loans decreasing $500,000 in 1997 after increasing $2.0 million in 1996. Such loans are originated both directly with customers and through automobile dealers in the Company's lending areas.

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

         Commercial Business Lending. Under laws and regulations enacted during the past several years, the Institutions are permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of the Institutions' respective assets. The Institutions do not, as a common practice, make unsecured commercial loans. The Bank entered asset-based commercial lending, primarily commercial leasing, in 1986 but discontinued originations in this type of lending during 1989. The Bank sold a portion of its leasing portfolio during 1989 and plans to divest itself of the remaining portfolio either through normal repayment or sale. The remaining portfolio at December 31, 1997 was $19,383, net of unearned finance charges.

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

         The Institutions have previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Institutions retain the servicing of loans they sell, the Institutions retain responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Institutions typically receive a fee of between .25% and .50% per annum of the loans' principal amount for performing this service. During 1997, the Bank sold loans that were being serviced totaling $53.7 million at a gain of $96,410 and bought loans to be serviced totaling $25.9 million. At December 31, 1997, the Institutions were servicing $117 million of loans for others. Sales have been primarily to the FHLMC.

         Management believes that purchases of loans and loan participations are generally desirable, primarily when area mortgage demand is less than the supply of funds available for local mortgage origination or when loan terms are available in areas outside the Institutions' respective local lending areas which are more favorable to their investment requirements. Additionally, purchases of loans may be made in order to diversify the Institutions' lending portfolios. The Institutions' loan purchasing activities fluctuate significantly. The servicing of purchased loans is generally performed by the seller. In order to cover servicing costs, a portion of the interest being paid by the borrower is retained by the servicer. In addition to whole loan purchases, the Institutions also purchase participation interests in loans. Both whole loans and participations are purchased on a yield basis. As of December 31, 1997, $7.8 million, or 2.6%, of the Institutions' aggregate loans consisted of purchased loans which were serviced by others.

         The following table shows aggregate loans originated, purchased and sold by the Company during the periods indicated.

                                                   Year Ended December 31,
                                            ---------------------------------
                                              1997       1996         1995
                                              ----       ----         ----
                                                    (In thousands)
Loans Originated:
 Conventional real estate loans:
  Construction loans.....................  $   22,607  $   14,885  $   12,616
  Loans on existing property.............      28,508      32,115      17,733
  Loans refinanced.......................      37,846      42,178      16,882
 Other loans.............................      32,988      29,275      34,769
                                           ----------  ----------  ----------
   Total loans originated................     121,949     118,453      82,000
                                           ----------  ----------  ----------

Loans Purchased:
  Real estate loans:
  Conventional...........................       3,710          --          --
  Mortgage-backed securities.............          --       2,532       4,964
                                           ----------  ----------  ----------
   Total loans purchased.................       3,710       2,532       4,964
                                           ----------  ----------  ----------

Total loans originated and purchased.....  $  125,659  $  120,985  $   86,964
                                           ==========  ==========  ==========
Mortgage loans and leases sold...........  $   29,862  $   18,359  $   11,180
                                           ==========  ==========  ==========

     For additional information, see "Management's Discussion and Analysis -- Results of Operations" in Part II of this Report.

     Loan Commitments. Conventional loan commitments by the Institutions are granted for periods of up to 60 days. The total amount of the Institutions' aggregate outstanding commitments to originate real estate loans at December 31, 1997, was approximately $8.6 million. It has been the Institutions' experience that few commitments expire unfunded.

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

     When possible, the Institutions charge loan origination fees which are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan. The fees received in connection with the origination of commercial real estate loans generally range from none to 1.00 point (one point being equivalent to 1% of the principal amount of the loan). The fees received in connection with the origination of conventional one-to-four family mortgages typically range from none to 1.00 point. In accordance with Statement of Financial Accounting Standards No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

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

     The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated. At December 31, 1997, the Company had $791,000 of restructured loans or other problem loans for which the Company had serious doubts as to the ability of the borrowers to comply with the existing payment terms and conditions.

                                                                            At December 31,
                                                        ------------------------------------------------------
                                                         1997        1996        1995        1994         1993
                                                        ------      ------      ------      ------       -----
                                                                         (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  Real Estate:
  Residential.......................................  $    847    $    694    $    754    $    339    $  1,298
  Commercial........................................        --          --          --         144          --
  Commercial business leases........................        19          24          29          39         108
  Consumer..........................................        11           3           6           4           1
                                                      --------    --------    --------    --------    --------
    Total...........................................       877         721         789         526       1,407
                                                      --------    --------    --------    --------    --------

Accruing loans contractually past due
 90 days or more:
  Real Estate:
   Residential......................................        61         279         515         122         290
   Commercial.......................................        57          --          --          --          --
   Commercial business leases.......................        --          --          --          --          --
   Consumer.........................................         7          36          25          15          13
                                                      --------    --------    --------    --------    --------
    Total...........................................       124         315         540         137         303
                                                      --------    --------    --------    --------    --------

     Total of non-accrual and
       90 days past due loans.......................  $  1,002    $  1,036    $  1,329    $    663    $  1,710
                                                      ========    ========    ========    ========    ========

Percentage of total loans (excluding
    mortgage-backed securities).....................       .33%        .36%        .50%        .25%        .74%
                                                      ========     =======     =======     =======    ========
Other non-performing assets (a).....................  $    160    $    101    $    145    $    182    $    943
                                                      ========    ========    ========    ========    ========

---------------
(a) Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.


         During 1997, the Company would have recorded gross interest income of $63,299 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Company included interest income of $32,955 on those loans in its net income for the year. For additional information regarding the Company's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in Part II of this Report.

         Federal regulations require that each savings institution shall classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset classification categories (i.e., Substandard, Doubtful and Loss). The regulations also have a Special Mention category, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the savings institution must either establish specified allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the savings institution's classifications and amounts reserved. Based on management's review of the Institutions' assets at December 31, 1997, $335,000 and $6,000 of the Bank's assets were classified as Substandard and Doubtful, $632,000 of the Association's assets were classified as Substandard, and $237,000 and $1,614,000 of the Bank's and Association's assets were designated as Special Mention, respectively.

Reserves for Losses on Loans and Real Estate

         In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

         It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Institutions' respective customer bases, and periodic reviews of loan portfolio quality by the Institutions' personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 1997, the Bank's and Association's allowances for loan losses amounted to $921,274 and $42,216, respectively.

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

         The following table sets forth an analysis of the Company's aggregate allowance for possible loan losses for the periods indicated.

                                                                         Year Ended December 31,
                                                      --------------------------------------------------------
                                                        1997        1996        1995        1994         1993
                                                       ------      ------      ------      ------       -----
                                                                        (Dollars in thousands)
Balance at Beginning of Period......................  $  1,104    $  1,076    $  1,022    $    968    $    796

Charge Offs:
  Real Estate:
    Residential.....................................        31           1          44          66          50
    Commercial......................................        --          --          --          --          91
  Commercial business leases........................        --          --          --          78          26
  Consumer..........................................       170          51          42          27          36
                                                      --------    --------    --------    --------    --------
                                                           201          52          86         171         203
                                                      --------    --------    --------    --------    --------
Recoveries:
  Real Estate:
    Residential.....................................        --          --           2          17          19
    Commercial......................................        --          --          --          10          --
  Commercial business leases........................        --          10          --           2          --
  Consumer..........................................        18           4          21          15          32
                                                      --------    --------    --------    --------    --------
                                                            18          14          23          44          51
                                                      --------    --------    --------    --------    --------

Net Loans Charged-Off...............................      (183)        (38)        (63)       (127)       (152)
Provision for Possible Loan Losses..................       242          66         117         181         324
                                                      --------    --------    --------    --------    --------
Balance at End of Period............................  $  1,163    $  1,104    $  1,076    $  1,022    $    968
                                                      ========    ========    ========    ========    ========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period...............       .06%        .01%        .02%        .05%        .07%
                                                      ========    ========    ========    ========    ========


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



                                                                   At December 31,
                                    -----------------------------------------------------------------------------
                                              1997                      1996                       1995
                                    ------------------------  -----------------------    ------------------------
                                                 Percent of                Percent of                  Percent of
                                                Total Loans               Total Loans                 Total Loans
                                                   in Each                   in Each                     in Each
                                                Category to               Category to                 Category to
                                    Amount      Total Loans    Amount     Total Loans      Amount     Total Loans
                                    ------      -----------    ------     -----------      ------     -----------
                                                              (Dollars in thousands)
Loans:
  Real Estate Mortgage............. $    476        86%        $    496         85%        $   486         86%
  Commercial business leases.......       19        --               24         --              34         --
  Consumer.........................      668        14              584         15             556         14
                                    --------      ----         --------       ----         -------        ---
    Total Allowance for Loan
     Losses........................ $  1,163       100%        $  1,104        100%        $ 1,076        100%
                                    ========       ===         ========        ===         =======        ===

                                                    At December 31,
                                    -------------------------------------------------
                                            1994                       1993
                                    ----------------------     ----------------------
                                                Percent of                Percent of
                                               Total Loans               Total Loans
                                                  in Each                   in Each
                                               Category to               Category to
                                    Amount     Total Loans     Amount    Total Loans
                                    ------     -----------     ------    -----------
                                                (Dollars in thousands)
Loans:
  Real Estate Mortgage............. $   508         92%        $    605       95%
  Commercial business leases.......      34         --              100       --
  Consumer.........................     480          8              263        5
                                    -------       ----         --------     ----
    Total Allowance for Loan
     Losses........................ $ 1,022        100%        $    968      100%
                                    =======        ===         ========      ===

Investment Activities

     Interest and dividends on investment securities, Federal Home Loan Bank stock and interest-bearing deposits provides the second largest source of income for the Company (after interest on loans and mortgage-backed securities), constituting 12.9% of the Company's total interest income (and dividends) for fiscal 1997. The Institutions maintain their liquid assets in excess of the minimum requirements imposed by regulation at levels believed adequate to meet requirements of normal banking activities and potential savings outflows. At December 31, 1997, the Bank's and Association's liquidity ratios (liquid assets as a percentage of net withdrawable savings and short-term borrowings) were 11.75% and 6.65%, respectively.

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

     At December 31, 1997, the market values of the Company's aggregate investment securities, Federal Home Loan Bank stock and mortgage-backed securities were approximately $35.3 million, $3.4 million and $30.2 million, respectively. The following table sets forth the carrying value of the Company's short-term investments, Federal Home Loan Bank stock, and mortgage-backed securities at the dates indicated.

                                                                 At December 31,
                                                        -----------------------------------
                                                        1997           1996            1995
                                                        ----           ----            ----
                                                                  (In thousands)
         Investment securities.....................   $ 35,395       $  50,744       $ 22,600
         Interest-bearing deposits (a).............     10,143           4,005          5,069
         FHLB stock................................      3,412           3,311          2,984
         Mortgage-backed securities................     29,996          38,542         45,014
                                                      --------       ---------       --------
         Total investments.........................   $ 78,946       $  96,602       $ 75,667
                                                      ========       =========       ========

------------------
(a) Consist of overnight deposits and short-term non-negotiable certificates of deposit.

         The following table sets forth information regarding maturity distribution and average yields for the Company's investment securities portfolio at December 31, 1997.

                         Within 1 Year            1-5 Years            5-10  Years         Over 10 Years           Total
                      --------------------   --------------------   ------------------  -------------------  --------------------
                      Amount        Yield    Amount        Yield    Amount      Yield     Amount     Yield    Amount        Yield
                      ------        -----    ------        -----    ------      -----     ------     -----    ------        -----
Federal agencies..... $ 5,000,000   6.00%   $11,799,000     6.39%   $ 200,000    7.25%  $18,398,000   7.13%  $35,395,000     6.72%


     The Company's mortgage-backed securities include both fixed- and adjustable-rate securities, though the Company emphasizes adjustable-rate investments in order to enhance the interest rate sensitivity of its interest-earning assets. At December 31, 1997, the Company's mortgage-backed securities consisted of the following:


                                                          Carrying       Average
                                                            Amount        Rate
                                                        ----------        -----
                                                         (Dollars in thousands)
Variable rate:
  Repricing in one year or less ..................         $19,697         7.50%

Fixed rate:
  Maturing in five years or less .................           3,249         6.38
  Maturing in five to ten years ..................             399         8.16
   Maturing in more than ten years ...............           6,651         7.77
                                                        ----------         ----
     Total .......................................         $29,996         7.45%
                                                        ==========         ====

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

         As of December 31, 1997, approximately 23.2%, or $74.7 million, of the Institutions' aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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


                                                              Increase                               Increase
                                           Balance at        (Decrease)          Balance at         (Decrease)       Balance at
                                          December 31,       From Prior         December 31,        From Prior       December 31,
                                              1997               Year              1996                Year             1995
                                       --------------------  ----------   ----------------------   ------------  -----------------
                                                                           (Dollars in thousands)
Passbook accounts...................   $   44,714   13.88%   $   (2,072)  $    46,786     14.68%   $     (869)   $  47,655    16.39%
NOW accounts........................       22,197    6.89         1,812        20,385      6.40           823       19,562     6.73
Money market deposit accounts.......        7,798    2.42          (133)        7,931      2.49        (1,179)       9,110     3.13

Certificate accounts:
  Jumbo certificates................       24,032    7.46         6,827        17,205      5.40        17,107           98      .03
  Fixed rate certificates:
   12 months or less................       76,040   23.60       (12,590)       88,630     27.81         4,927       83,703    28.78
   13-24 months.....................       30,857    9.58        (2,926)       33,783     10.60        11,340       22,443     7.72
   25-36 months.....................       60,496   18.77        27,226        33,270     10.44         1,141       32,129    11.05
   37 months or greater.............       50,468   15.66       (13,760)       64,228     20.14        (5,053)      69,281    23.83
  Variable rate certificate:
   18 months........................        5,615    1.74          (872)        6,487      2.04          (317)       6,804     2.34
                                       ----------  ------    ----------   -----------   -------    ----------    ---------   ------
                                       $  322,217  100.00%   $    3,512   $   318,705    100.00%   $   27,920    $ 290,785   100.00%
                                       ==========  ======    ==========   ===========    ======    ==========    =========   ======

     The variety of deposit accounts offered by the Institutions has permitted them to be competitive in obtaining funds and has allowed them to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Institutions have become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Institutions to attract and maintain deposits and their costs of funds have been, and will continue to be, significantly affected by money market conditions. The Institutions currently offer a variety of deposit products as options to the customer. They include noninterest-bearing and interest-bearing NOW accounts, Passbook accounts, Money Market Demand accounts, and Certificates of Deposit ranging in terms from three months to seven years.


     The following table sets forth the Company's average aggregate balances and interest rates. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).


                                                    For the Year Ended December 31,
                                 ------------------------------------------------------------------------
                                         1997                    1996                       1995
                                 ---------------------  ------------------------  -----------------------
                                              Average                   Average                   Average
                                   Average      Rate       Average        Rate      Average         Rate
                                   Balance      Paid       Balance        Paid      Balance         Paid
                                 ----------    -----     ----------      -----    ----------       -----
                                                         (Dollars in thousands)
Interest-bearing
  demand deposits..............  $   28,331     1.59%    $   28,691       1.66%   $   28,977        1.80%
Savings deposits...............      45,529     2.50         48,556       2.59        49,160        2.68
Time deposits..................     251,670     5.77        233,330       5.76       213,930        5.72
                                 ----------              ----------               ----------
                                 $  325,530     4.95     $  310,577       4.89    $  292,067        4.82
                                 ==========              ==========               ==========

     The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.

                                                             At December 31,
                                             ---------------------------------------------
                                                 1997             1996              1995
                                                ------           ------            -----
                                                             (In thousands)
             Less than 4%..................  $      101       $       224       $    1,940
              4% -  5.99%..................     153,211           161,862          113,540
              6% -  7.99%..................      92,849            77,787           90,175
              8% -  9.99%..................       1,346             3,730            8,803
                                             ----------       -----------       ----------
                                             $  247,507       $   243,603       $  214,458
                                             ==========       ===========       ==========

         The following table sets forth the amount and maturities of the Institutions' time deposits at December 31, 1997.

                                                                 Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                       More Than
       Rate                       One Year         1-2 Years      2-3 Years        3 Years          Total
       ----                       ---------       ----------     -----------     -----------      ----------
                                                                (In thousands)
Less than 4%....................  $      55       $       18     $       28      $       --       $      101
4% - 5.99%......................    123,886           14,532         12,648           2,145          153,211
6% - 7.99%......................     42,851           15,226         27,892           6,880           92,849
8% - 9.99%......................        962              367             17              --            1,346
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 167,754       $   30,143     $   40,585      $    9,025       $  247,507
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of the Institutions' certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 1997.

                                                                                      Passbook, NOW
                                                            Certificates                 and MMDA
             Maturity Period                                 of Deposit                  Deposits
             ---------------                                ------------              --------------
                                                                        (In thousands)
             Three months or less.........................   $  19,518                 $    7,067
             Over three through six months................      12,233                         --
             Over six through twelve months...............       5,366                         --
             Over twelve months...........................      10,513                         --
                                                             ---------                 ----------
                  Total...................................   $  47,630                 $    7,067
                                                             =========                 ==========

     The following table sets forth the aggregate savings activities of the Company for the periods indicated.

                                                                              Year Ended December 31,
                                                                   --------------------------------------------
                                                                      1997             1996             1995
                                                                     ------           ------           ------
                                                                                 (In thousands)
      Net increase (decrease) before interest credited..........  $  (12,690)       $   12,928       $     (752)
      Interest credited.........................................      16,202            14,992           14,098
                                                                  ----------        ----------       ----------
        Net increase (decrease) in deposits.....................  $    3,512        $   27,920       $   13,346
                                                                  ==========        ==========       ==========


     Borrowings. Savings deposits are the primary sources of funds for the Institutions' lending and investment activities and for their general business purposes. The Bank and Association can also use advances (borrowings) from the Federal Home Loan Banks of Indianapolis and Cincinnati, respectively, to supplement their supplies of lendable funds, to meet deposit withdrawal requirements and to extend the terms of their liabilities. Advances from the Federal Home Loan Bank are typically secured by the Institutions' stock in its Federal Home Loan Bank and a portion of the

Institutions' first mortgage loans or investment securities. At December 31, 1997, the Bank and Association had $0 and $16.0 million, respectively, of advances outstanding from the Federal Home Loan Banks of Indianapolis and Cincinnati, respectively.

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

Average Balance Sheet

         The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated and average yields earned and rates paid at December 31, 1997. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                                  Year Ended
                                                                  December 31,
                                               At December 31,    ------------
                                                     1997             1997
                                            --------------------- ------------
                                             Balance        Rate    Balance
                                            --------        ----    -------
                                                  (Dollars in thousands)


Interest-earning assets:
 Loan portfolio (a).......................  $ 294,389       8.00% $ 290,922
 Mortgage-backed securities...............     29,996       7.46     34,005
 Short term investments and other
  interest-earning assets (b).............     48,950       6.56     54,816
                                            ---------       ----  ---------
    Total interest-earning assets.........                  7.77    379,743

Noninterest-earning assets................     17,532                16,940
                                            ---------             ---------
    Total assets..........................  $ 390,868             $ 396,683
                                            =========             =========

Interest-bearing liabilities:
  Deposits................................  $ 322,217       4.93  $ 325,530
  FHLB advances...........................     16,016       6.04     19,791
                                            ---------       ----  ---------
    Total interest-bearing liabilities:...    338,233       4.99    345,321
                                                            ----
Noninterest-bearing liabilities...........      8,200                 7,501
                                            ---------             ---------
    Total liabilities.....................    346,433               352,821
Shareholders' equity......................     44,435                43,861
                                            ---------             ---------
    Total liabilities and shareholders'
      equity..............................  $ 390,868             $ 396,683
                                            =========             =========

Net interest income.......................

Interest rate spread......................                  2.78%
                                                            ====
Net yield on interest-earning assets......

Ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                           Year Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                    1997                        1996                           1995
                                             --------------------- -------------------------------- -------------------------------
                                                        Average                          Average               Average    Average
                                             Interest  Yield/Cost   Balance   Interest  Yield/Cost   Balance   Interest  Yield/Cost
                                             --------  ----------   -------   --------  ----------   -------   --------  ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
 Loan portfolio (a).......................   $  23,234     7.99%   $ 276,752  $  22,060     7.97%   $ 268,110  $  21,078     7.86%
 Mortgage-backed securities...............       2,319     6.82       42,326      2,880     6.80       46,529      3,137     6.74
 Short term investments and other
  interest-earning assets (b).............       3,780     6.90       54,846      3,627     6.61       20,427      1,393     6.82
                                             ---------     ----    ---------  ---------   ------    ---------  ---------   ------
    Total interest-earning assets.........      29,333     7.72      373,924     28,567     7.64      335,066     25,608     7.64

Noninterest-earning assets................                            16,483                           14,630
                                                                   ---------                        ---------
    Total assets..........................                         $ 390,407                        $ 349,696
                                                                   =========                        =========

Interest-bearing liabilities:
  Deposits................................      16,114     4.95    $ 310,577     15,183     4.89    $ 292,067     14,079     4.82
  FHLB advances...........................       1,231     6.22       25,987      1,522     5.86        4,586        289     6.31
                                             ---------     ----    ---------  ---------   ------    ---------  ---------   ------
    Total interest-bearing liabilities:...      17,345     5.02      336,564     16,705     4.96      296,653     14,368     4.84
                                             ---------     ----               ---------   ------               ---------   ------
Noninterest-bearing liabilities...........                             9,289                            6,797
                                                                   ---------                        ---------
    Total liabilities.....................                           345,853                          303,450
Shareholders' equity......................                            44,554                           46,246
                                                                   ---------                        ---------
    Total liabilities and shareholders'
      equity..............................                         $ 390,407                        $ 349,696
                                                                   =========                        =========

Net interest income.......................   $  11,988                        $  11,862                        $  11,240
                                             =========                        =========                        =========

Interest rate spread......................                 2.70%                            2.68%                            2.80%
                                                           ====                             ====                             ====
Net yield on interest-earning assets......                 3.16%                            3.17%                            3.35%
                                                           ====                             ====                             ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities.               109.97%                          111.10%                          112.95%
                                                         ======                           ======                           ======


(a) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.
(b) Includes interest-bearing deposits in other financial institutions, investment securities and FHLB stock.

Subsidiary Activities

     As federally chartered savings institutions, the Institutions are permitted to invest an amount equal to 2% of their respective assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations at December 31, 1997, the Bank and Association were authorized to invest up to approximately $9.4 million and $2.3 million, respectively, in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests, which the Institutions do, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

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

     At December 31, 1997, the Bank's and Association's investments in, and loans to, their subsidiaries were approximately $3.5 million and $4,000, respectively, consisting of direct equity investments and lines of credit.

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

     Under implementing regulations, the federal banking regulators, including the OTS, generally will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 OTS rating). An "undercapitalized" savings institution is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 OTS rating). A "significantly undercapitalized" savings institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" core capital to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any composite rating category. The Institutions are classified as well capitalized under the regulations.

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

     Federal Home Loan Bank System. The Institutions are members of the Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the Federal Home Loan Banks of Indianapolis and Cincinnati, the Institutions are required to acquire and hold shares of capital stock in their respective Federal Home Loan Banks amounts at least equal to the greater of 1% of the aggregate unpaid principal of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the Federal Home Loan Banks, whichever is greater. The Bank and Association were in compliance with this requirement at December 31, 1997, with investments in Federal Home Loan Bank stock of $2.4 million and $1.0, respectively.

     The Federal Home Loan Banks serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. As of December 31, 1997, the Bank and Association had $0 and $16.0 million, respectively, of advances from their respective Federal Home Loan Banks.

     Liquidity Requirements. The Institutions are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, specified obligations of the United States government, states or federal agencies, shares in mutual funds with certain restricted investment policies and highly rated corporate debt, and commercial paper) equal to a monthly average of not less than a specified percentage (currently 4%) of their respective net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratios of the Bank and Association at December 31, 1997 were 11.7% and 6.6%, respectively. The Institutions exceeded their monthly average requirements in 1997. A substantial sustained decline in savings deposits could adversely affect the Institutions' liquidity which could result in restricted operations and additional borrowings from the Federal Home Loan Bank.

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

     For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Institutions, were required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, the Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Savings institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment, the Bank and Association incurred a pre-tax expense of $1,532,000 and $347,000, respectively, during fiscal 1996.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once and if it fails the Qualified Thrift Lender Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank

System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

     At December 31, 1997, approximately 93% and 97% of the Bank's and Association's respective assets were invested in Qualified Thrift Investments as currently defined, substantially in excess of the percentage required to qualify them as Qualified Thrift Lenders.

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

     In determining compliance with the regulatory capital standards, all of a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank are to be deducted from the savings institution's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determines otherwise), subsidiaries engaged solely in mortgage banking, and subsidiary depository institutions and holding companies therefor that were acquired prior to May 1, 1989. At December 31, 1997, the Bank had $3.5 million, or 10.4% of its total regulatory capital, invested in or lent to its subsidiary, AFS, which is indirectly engaged in insurance underwriting activities not permissible to national banks. Due to the relatively small percentage of the Bank's capital invested in or lent to its subsidiary, the Bank does not anticipate that the required deductions described above will have a material effect on the Bank's capital or that the subsidiary will cease its insurance agency activities.

     The table below represents the Institutions' historical capital position relative to their various minimum regulatory capital requirements at December 31, 1997.

                                                       The Bank                          The Association
                                              ---------------------------          ---------------------------
                                                              Percent of                           Percent of
                                               Amount         Assets  (1)            Amount        Assets  (1)
                                               ------         -----------            ------        -----------
                                                                   (Dollars in thousands)
Tangible Capital...........................   $  33,263           10.6%            $   5,349             7.1%
Tangible Capital Requirement...............       4,725            1.5                 1,127             1.5
                                              ---------         ------             ---------          ------
  Excess...................................   $  28,538            9.1%            $   4,222             5.6%
                                              =========         ======             =========          ======

Core Capital...............................   $  33,263           10.6%            $   5,349             7.1%
Core Capital Requirement...................       9,463            3.0                 2,255             3.0
                                              ---------         ------             ---------          ------
  Excess...................................   $  23,800            7.6%            $   3,094             4.1%
                                              =========         ======             =========          ======

Total Capital (i.e., Core and
  Supplementary Capital)...................   $  33,712           18.8%            $   5,552            14.4%
Risk-Based Capital Requirement.............      14,318            8.0                 3,086             8.0
                                              ---------         ------             ---------          ------
  Excess...................................   $  19,394           10.8%            $   2,466             6.4%
                                              =========          =====             =========          ======

------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


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

         The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based upon the Bank's current level of interest rate risk exposure, it is not subject to additional capital requirements. The Association's current level of interest rate risk, however, does exceed the 2% of asset value limit at a 200 basis point increase in market interest rates, but due to the Association's risk-based capital ratio being over 12%, the Association is not required to deduct an interest rate risk component from its total regulatory capital. The Association also has not been required to file supplemental interest rate risk information with the OTS.

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

         Management does not believe the foregoing loans-to-one-borrower limits will have a substantial impact on the Institutions, except in the event of the extension of lines of credit to borrowers who are in excess of the loans-to-one-borrower limits. As to such borrowers, the Institutions would be obliged to sell existing loans, enter into participation agreements, or not enter into any additional loans pending reduction of outstanding loan balances with such borrowers, before extending additional lines of credit. At
December 31, 1997, the maximum amounts the Bank and Association could lend to one borrower under the 15% standard were $5.1 million and $838,000, respectively. At that date, the Bank's and Association's largest loans to one borrower were $3.0 million and $586,000, respectively.

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% of the first $47.8 million of transaction accounts, plus 10% of the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1997, the Institutions met their respective reserve requirements.

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

         Savings institutions are also subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers (as implemented by the Federal Reserve Board's Regulation O) and the restrictions of 12 U.S.C. (S)1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires that loans to executive officers or depository institutions not be made on terms more favorable than those afforded other borrowers, requires approval by the board of directors of a depository institution for extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extensions of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions. Section 1972 also prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

         The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning after December 31, 1997. The Bank and the Association expect to meet this requirement for the taxable year ended December 31, 1997.

         Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as a percentage, which Congress has reduced from as much as 60% in prior years to 8% of taxable income, with certain adjustments, effective for taxable years beginning after 1986. The allowable deduction under the percentage of taxable income method (the "percentage bad debt deduction") for taxable years beginning before 1987 was scaled downward in the event that less than 82% of the total dollar amount of the assets of an association were within certain designated categories. When the percentage method bad debt deduction was lowered to 8%, the 82% qualifying assets requirement was lowered to 60%. For all taxable years, there is no deduction in the event that less than 60% of the total dollar amount of the assets of an association falls within such categories. Moreover, in such case, the Institutions could be required to recapture, generally over a period of up to four years, their existing bad debt reserve. As of December 31, 1997, more than the required amount of the Institutions' total assets fell within such category.

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

Employees

     As of December 31, 1997, the Company and subsidiaries had approximately
122 full-time and 17 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel. Executive Officers

                                   Age at
Name                          December 31, 1997        Principal Position
----                          -----------------        ------------------

Harry J. Bailey                      55                President and Chief Executive Officer of the Bank and Company

Timothy G. Clark                     47                Executive Vice President and Chief Operating Officer of the Bank

Ronald M. Holloway                   48                Senior Vice President and Chief Lending Officer of the Bank

Ralph E. Kerwin                      61                Senior Vice President, Deposit Services of the Bank

Michael C. Olson                     48                President and Chief Executive Officer of the Association

Howard J. Pruim                      53                Senior Vice President - Secretary of the Bank through retirement on December 31, 1997 and Treasurer of the Bank through appointment of
                                                       Mr. Welling (see below) as Treasurer effective January 1, 1998.

Nancy A. Rogers                      55                Senior Vice President - Marketing Services of the Bank and Secretary
                                                       of the Bank and Company (since retirement of Mr. Pruim effective
                                                       December 31, 1997 -- see above).

Richard E. Welling                   52                Senior Vice President - Treasurer of the Bank and Company (since retirement of Mr. Pruim effective January 1, 1998 -- see above).

Edward J. Wooton                     44                Senior Vice President - Subsidiaries of the Bank

Jan F. Wright                        54                Senior Vice President - Branch Operations of the Bank and Senior Vice
                                                       President of the Company

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

         Timothy G. Clark joined the Bank as Executive Vice President and Chief Operating Officer on September 2, 1997. He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for 5 years and prior to that held senior management positions with Central National Bank in Greencastle, Indiana for 5 years and Hancock
Bank & Trust in Greenfield, Indiana for 13 years.

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

         Howard J. Pruim, a certified public accountant, retired effective December 31, 1997. Before his retirement, Mr. Pruim had been Senior Vice President Treasurer and Chief Financial Officer of the Bank since 1973 and had been elected Corporate Secretary in 1991. He also directed the accounting, data processing and personnel functions. For the previous seven years, he was with Ernst and Young as an auditor.

         Nancy A. Rogers was elected as Senior Vice President - Marketing Services in March 1995 and was also appointed Secretary of the Company and the Bank with the retirement of Mr. Pruim. She has been employed at the Bank since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

         Richard E. Welling, a certified public accountant, joined the Bank as a Senior Vice President on December 1, 1997, and was appointed Treasurer of the Company and the Bank with the retirement of Mr. Pruim. Prior to joining the Bank, he was employed as Secretary, Treasurer and Chief Financial Officer of AMBANC Corp. in Vincennes, Indiana, where he had been employed for eleven years.

         Edward J. Wooton joined the staff of the Bank in August 1985 as Senior Vice President - Subsidiaries and directs diversified operations of the Bank. He came to the Bank from the Management Advisory Services Group of Deloitte and Touche, and prior to that he was an operations officer of a thrift institution in the Chicago area. He was appointed Senior Vice President of the Company in 1989.

         Jan F. Wright was elected as Senior Vice President - Branch Operations in March 1995 and has been employed by the Bank since 1972. He previously held the position of Vice President and Director of Loan Origination and Processing.

Item 2.  Properties
-------------------

         Offices and Other Material Properties

               The following table sets forth the location of the Company's office facilities at December 31, 1997 and certain other information relating to these properties at that date.


                                         Year           Total             Net          Owned/          Square
                                       Acquired      Investment       Book Value       Leased           Feet
                                       --------      ----------       ----------       ------           ----
The Bank:

  Main Office
  2118 Bundy Avenue
  New Castle, Indiana.............       1958      $   3,290,795        $ 1,098,311     Owned           20,500

  1311 Broad Street
  New Castle, Indiana.............       1890          1,402,690            480,177     Owned           18,000

  956 North Beechwood Street
  Middletown, Indiana.............       1971            448,559            121,201     Owned            5,500

  22 North Jefferson
  Knightstown, Indiana............       1979            578,580            210,487     Owned            3,400

  1810 North State Street
  Greenfield, Indiana.............       1995          1,491,810          1,219,504     Owned            5,800

  99 Dan Jones Road
  Avon, Indiana...................       1995          1,823,909          1,725,203     Owned           12,600

  1754 East 53rd Street
  Anderson, Indiana...............       1993            424,807            336,929     Owned            1,500

The Association:

  7200 Blue Ash Road
  Cincinnati, Ohio................       1992          1,314,397            622,313     Owned            9,100

Ameriana Insurance Agency
  2020 S. Memorial Drive
  New Castle, Indiana.............       1987            217,981             95,080    Leased            1,200
                                                   -------------       ------------
        Total.....................                 $  10,993,528       $  5,909,205
                                                   =============       ============

     The Institutions use on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 1997, the total net book value of the Company's offices and equipment (including leasehold improvements) was $5.9 million.

Item 3.  Legal Proceedings
--------------------------

     The Company and its subsidiaries are not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder
--------------------------------------------------------------------------------
Matters
-------

     The information set forth (i) in Note 17 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements" and (ii) under the section titled "Market Information" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information set forth under the section titled "Selected Financial Data" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

     The information set forth under the section titled "Management's Discussion and Analysis" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 7A. Quantative and Qualitative Disclosures About Market Risk.
-----------------------------------------------------------------

     The information required by this item contained in the section titled "Management's Discussion and Analysis" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Independent Auditor's Report and related consolidated financial statements and notes in the Annual Report, which report, statements and notes are included in the information furnished as Exhibit 13 hereof, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

         1.       Report of Independent Auditor

         2.       Financial Statements

                  (a) Consolidated Statements of Condition at December 31, 1997 and 1996

                  (b) Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1997

                  (c) Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1997

                  (d) Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1997

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

                  10.2 Ameriana Bank, F.S.B. Employment Agreements with Harry J. Bailey, Howard J. Pruim and Edward J. Wooton -- agreements with Messrs. Bailey and Pruim incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

                  10.3 Ameriana Bancorp Consulting Agreement with Paul W. Prior --incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1991.

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

                                 AMERIANA BANCORP


Date: March 27, 1998                    By:/s/ Harry J. Bailey
                                           -------------------------------------
                                           Harry J. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.


By:                                     By:/s/ Harry J. Bailey
   -----------------------------           -------------------------------------
      Paul W. Prior                        Harry J. Bailey
      Chairman of the Board                President, Chief Executive
                                           Officer and a Director
                                           (Principal Executive Officer)


By: /s/ Richard E. Welling              By:/s/ Donald C. Danielson
   -----------------------------           -------------------------------------
      Richard E. Welling                   Harry J. Bailey
      Senior Vice President -              Director
      Treasurer
      (Principal Financial and
      Accounting Officer)


By:                                     By:/s/ R. Scott Hayes
   -----------------------------           -------------------------------------
      Charles M. Drackett, Jr.             R. Scott Hayes
      Director                             Director



By:                                     By:/s/ Ronald R. Pritzke
   ---------------------------             -------------------------------------
      Michael E. Kent                      Ronald R. Pritzke
      Director                             Director

                                 EXHIBIT INDEX
Exhibit

   3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the SEC on September 18, 1989

  10.1 Ameriana Bancorp stock option plans and other option agreements --1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990; 1996 Stock Option and Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996; other option agreements with Charles M. Drackett, Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

  10.2             Ameriana Bank, F.S.B. Employment Agreements with Harry J.
                   Bailey, Howard J. Pruim and Edward J. Wooton -- agreements with Messrs. Bailey and Pruim incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

  10.3 Ameriana Bancorp Consulting Agreement with Paul W. Prior -- incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1991.

  13               Portions of Annual Report

  21               Subsidiaries

  23               Consent of Geo. S. Olive & Co. LLC

  27               Financial Data Schedule