Form 10-Q
period 1998-03-31
AMERIANA BANCORP
filed 1998-05-14
CIK 855574

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q

                      QUARTERLY REPORT

             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------
   March 31, 1998               Commission File Number:  0-18392
                                                         -------
                          Ameriana Bancorp

         Indiana                                35-1782688
-------------------------------           ---------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)           identification number)

2118 Bundy Avenue, New Castle, Indiana   47362-1048
--------------------------------------           ----------
(Address of principal executive offices          (Zip Code)


Registrant's telephone number, including area code (765)529-2230
                                                   -------------

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

     As of May 11, 1998, there were issued and outstanding
3,252,315 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

                       CONTENTS


  PART I  -  FINANCIAL INFORMATION                      Page No.
                                                        --------
     ITEM 1 - Financial Statements

        Consolidated Statements of Condition as of
        March 31, 1998 and December 31, 1997. . . . . . . . 2

        Consolidated Statements of Income for the
        Three Months Ended March 31, 1998 and 1997. . . . . 3

        Consolidated Statements of Cash Flows for
        the Three Months Ended March 31, 1998
        and 1997  . . . . . . . . . . . . . . . . . . . . . 4

        Notes to Consolidated Financial Statements. . . . . 5


     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations  . . . . . . . . . . . . . . .  7


  PART II - OTHER INFORMATION  . . . . . . . . . . . . . . 13

  SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . . 14

PART I - ITEM I

                  AMERIANA BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION

                                                     March 31,    December 31
                                                       1998          1997
                                                   ------------   -----------
ASSETS

  Cash on hand and in other institutions           $ 5,512,064    $ 5,066,177
  Interest-bearing deposits                         21,578,720     10,142,902
  Investment securities held to maturity (market
    value: 1998--$35,962,585; 1997--$35,300,000)    36,082,529     35,394,512
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                       3,430,100      3,412,100
  Mortgage-backed securities held to maturity
    (market value: 1998--$28,108,000;
     1997--$30,164,000)                             27,850,385     29,996,499
  Mortgage loans held for sale                       2,169,459      1,419,471
  Loans receivable                                 279,467,202    294,133,100
    Allowance for loan losses                       (1,162,309)    (1,163,490)
                                                  ------------   ------------
      Net loans receivable                         278,304,893    292,969,610
  Real estate owned                                    195,058        159,994
  Premises and equipment                             6,180,241      5,909,205
  Mortgage servicing rights                            662,047        526,367
  Investments in unconsolidated subsidiaries         1,523,365      1,578,365
  Goodwill                                             837,660         69,700
  Other assets                                       4,164,193      4,222,600
                                                  ------------   ------------
      Total assets                                $388,490,714   $390,867,502
                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 12,230,693   $  8,746,447
      Interest-bearing                             309,118,035    313,470,716
                                                  ------------   ------------
         Total deposits                            321,348,728    322,217,163
    Advances from Federal Home Loan Bank            15,021,697     16,015,615
    Drafts payable                                   2,415,494      4,225,472
    Advances by borrowers for taxes and insurance    1,166,044        955,121
    Other liabilities                                3,329,752      3,019,261
                                                  ------------   ------------
       Total liabilities                           343,281,715    346,432,632

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized--none issued)                              --             --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1998 - 3,252,015; 1997 - 3,233,207)            3,252,015      3,233,207
    Additional paid-in capital                       7,818,680      7,571,955
    Retained earnings                               34,138,304     33,629,708
                                                  ------------   ------------
       Total shareholders' equity                   45,208,999     44,434,870
                                                  ------------   ------------
       Total liabilities and shareholders'
         equity                                   $388,490,714   $390,867,502
                                                  ============   ============

     See accompanying notes.

                  AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                             Three Month Ended
                                                 March 31,
                                           ---------------------
                                             1998         1997
                                           -------       -------
Interest Income:
 Interest on loans                        $5,793,998  $ 5,600,395
 Interest on mortgage-backed securities      498,759      637,774
 Interest on investment securities           493,798      948,345
 Other interest and dividend income          266,079      110,580
                                          ----------  -----------
    Total interest income                  7,052,634    7,297,094

Interest Expense:
 Interest on deposits                      3,834,762    3,910,099
 Interest on Federal Home Loan Bank
  advances                                   172,114      380,746
                                          ----------  -----------
    Total interest expense                 4,006,876    4,290,845
                                          ----------  -----------
Net Interest Income                        3,045,758    3,006,249

Provision For Loan Losses                     36,000       36,000
                                          ----------  -----------
Net Interest Income After Provision
 for Loan Losses                           3,009,758    2,970,249

Other Income:
 Net loan servicing fees                      45,358       87,412
 Other fees and service charges              178,259      169,083
 Brokerage and insurance commissions         345,953      264,007
 Loss on investments in unconsolidated
  subsidiaries                               (55,000)     (50,000)
 Gains on sales of loans                     268,047      117,421
 Other                                        42,858       16,303
                                          ----------  -----------
    Total other income                       825,475      604,226

Other Expense:
 Salaries and employee benefits            1,256,488    1,294,055
 Net occupancy expense                       320,028      302,331
 Federal insurance premium                    50,840       49,747
 Data processing expense                      76,238       75,819
 Goodwill                                     16,955        7,080
 Other                                       549,102      469,327
                                          ----------  -----------
    Total other expense                    2,269,651    2,198,359
                                          ----------  -----------
Income before income taxes                 1,565,582    1,376,116

Income Taxes                                 536,663      499,425
                                          ----------  -----------
Net Income                                $1,028,919  $   876,691
                                          ==========  ===========
Basic Earnings Per Share                  $      .32  $      0.27
                                          ==========  ===========
Diluted Earnings Per Share                $     0.31  $      0.27
                                          ==========  ===========
Dividends Declared Per Share              $     0.16  $       .15
                                          ==========  ===========

     See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                              March 31,
                                                          -----------------
                                                          1998         1997
                                                          ----         ----
OPERATING ACTIVITIES
  Net income                                         $ 1,028,919  $   876,691
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on loans and real estate
      owned                                               36,000       36,000
     Depreciation and amortization                       150,419      150,475
     Mortgage servicing rights amortization               45,957       29,310
     Goodwill amortization                                16,955        7,080
     Deferred income taxes                                14,620         --
     Loans originated for sale                       (26,316,496)  (4,963,473)
     Proceeds from sales of loans                     25,610,197    5,080,894
     Gains on sales of loans                            (268,047)    (117,421)
     Gains on sales of real estate owned                  (2,651)     (11,192)
     Increase in other assets                          (908,145)     (75,500)
     Decrease in drafts payable                       (1,809,978)  (2,190,298)
     Increase in other liabilities                       503,737    2,899,578
                                                     -----------  -----------
       Net cash provided by (used) operating
         activities                                   (1,674,155)   1,722,144

INVESTING ACTIVITIES
  Purchase of investment securities                  (22,385,126)  (5,400,000)
  Proceeds from maturity of securities held
    to maturity                                        5,000,000         --
  Proceeds from calls of securities held to
    maturity                                          16,700,000         --
  Principal collected on mortgage-backed securities    2,115,189    1,923,058
  Net change in loans                                 14,514,825   (3,911,321)
  Proceeds from sale of real estate owned                 71,823       39,100
  Net purchases of premises and equipment               (394,533)    (455,032)
  Investment in unconsolidated affiliate                  55,000       50,000
  Other investing activities                              (7,232)     (25,589)
                                                     -----------  -----------
       Net cash provided (used) by investing
        activities                                    15,669,946   (7,779,784)

FINANCING ACTIVITIES
  Increase in demand and passbook deposits            14,275,004      100,951
  Increase (decrease) in certificates of deposit     (15,143,439)   3,338,672
  Advances from Federal Home Loan Bank                 4,000,000   25,900,000
  Repayment of Federal Home Loan Bank advances        (4,993,918) (24,310,096)
  Proceeds from exercise of stock options                265,532      134,856
  Purchase of common stock                                  -        (835,014)
  Cash dividends paid                                   (517,265)    (493,698)
                                                     -----------  -----------
       Net cash provided (used) by financing
        activities                                    (2,114,086)   3,835,671
                                                     -----------  -----------

Increase (decrease) in cash and cash equivalents      11,881,705   (2,221,969)

Cash and cash equivalents at beginning of year        15,209,079    8,944,040
                                                     -----------  -----------
Cash and cash equivalents at end of year             $27,090,784  $ 6,722,071
                                                     ===========  ===========
Supplemental information:
  Interest paid                                      $ 2,133,583  $ 2,413,925
  Income taxes paid                                      150,000         -

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three-month periods ended March 31, 1998 and 1997. A summary of the Campany's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Campany's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - - SHAREHOLDERS' EQUITY

On February 23, 1998, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend was accrued for payment to shareholders of record on March 13, 1998, and was paid on April 3, 1998.

During the quarter ended March 31, 1998, 18,808 new shares were issued via exercise of stock options and total equity was increased by $265,532 due to cash proceeds from these stock option exercises.

Earnings per share were computed as follows:

                                                 Three Months Ended March 31,
                                              --------------------------------
                                              1998                        1997
------------------------------------------------------------------------------------------
                                             Weighted  Per               Weighted  Per
                                             Average   Share             Average   Share
                                 Income      Shares    Amount  Income    Shares    Amount
------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $1,028,919  3,242,783  $.32   $876,691  3,288,207  $.27
Effect of Dilutive Stock Options         --     53,684               --     18,779
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $1,028,919  3,296,467  $.31   $876,691  3,306,986  $.27
------------------------------------------------------------------------------------------

NOTE C - - RECLASSIFICATIONS

Certain reclassifications of 1997 amounts have been made to conform to the 1998 presentation.

NOTE D - - NEW BRANCH OFFICE

The Company finalized the purchase of deposits and the branch location in Morristown, Indiana from National City Bank in Indiana effective February 27, 1998. The transaction was recorded under the purchase method of accounting. Deposits totaling over $12 million were purchased for a premium of $868,000.

NOTE E - - PROPOSED TRANSACTION

In September 1997, the Company entered into a Reorganization and Merger Agreement ("Agreement") to acquire the outstanding shares of common stock of the Cardinal State Bank ("Cardinal"), Maineville, Ohio, for approximately $3,750,000. Pursuant to the Agreement, holders of outstanding shares of Cardinal will have the right to convert such shares into a combination of cash and Company common stock and/or Company promissory notes. The transaction will be recorded under the purchase method of accounting. Consummation of the transaction is subject to approval of the OTS and bank regulatory agencies and is expected to be completed during the second quarter of 1998. At December 31, 1997, assets, deposits and equity of Cardinal were $24,283,000, $21,697,000 and $2,425,000, respectively.

AMERIANA BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General
-------

The largest components of the Campany's total revenue and total expenses are interest income and interest expense, respectively. Consequently, the Campany's earnings are primarily dependent on its net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Levels of other income and operating expenses also significantly affect net income.

Management believes that interest rate risk, i. e., the sensitivity of income and net asset values to changes in interest rates, is one of the most significant determinants of the Campany's ability to generate future earnings. Accordingly, the Company has implemented a long-range plan intended to minimize the effect of changes in interest rates on operations. The asset and liability management policies of the Company are designed to stabilize long-term net interest income by managing the repricing terms, rates an relative amounts of interest-earning assets and interest bearing liabilities.

RESULTS OF OPERATIONS
---------------------

During the first quarter of 1998, the Company was compelled by low fixed rate mortgage rates to make fixed rate loans and sell them to the secondary market. The past theory of emphasizing variable rate mortgage loans and keeping them in the portfolio could not be continued because consumers were satisfied with the low fixed rates. The loans outstanding decreased $14,665,898 and 4.99% to $279,467,202 during the quarter. This decrease is due to not retaining new loans made and selling them to the secondary market and to refinancing of existing loans in the portfolio, which were also sold to the secondary market. The mortgage loans held for sale increased during the first quarter, but these are loans that have been committed to be sold to the secondary market but had not been delivered as of the end of the period.

Sales of loans to the secondary market set a record with the first quarter 1998 totaling $25,610,197 compared to $5,080,894 during the first quarter of 1997. The Company retains servicing on all loans sold to the secondary market. The Company has actually sold more loans to the secondary market during the first quarter of 1998 than were sold during the whole year of 1997. See comments on other income for detail of gains on loans sold.

The net interest spread (difference between yield on interest earning assets and cost on interest bearing liabilities) has increased during the first quarter of 1998 compared to first quarter 1997 due to a reduction of .09% in cost of liabilities offset by a reduction of .02% in the yield on interest earning assets. This reduction of the cost of liabilities has resulted from decreased borrowings from the Federal

Home Loan Bank and decreased wholesale deposits that have a higher cost. These changes where made possible by the mortgage loan repayments already discussed and the purchase of the $12 million of deposits with the new branch.

The following table summarizes the Campany's average net interest earning assets and interest-bearing liabilities with the accompanying average rates for the first quarter of 1998 and 1997:

                                 (Dollars in Thousands)
                                 ----------------------
                               Three Months Ended March 31,
                               ----------------------------
                                    1998        1997
                                    ----        ----
Interest-earning assets           $371,376     $383,404
Interest-bearing liabilities       322,153      339,353

    Net interest-earning assets   $ 49,223     $ 44,051

Average yield on:
    Interest-earning assets           7.70%        7.72%
    Interest-bearing liabilities      5.04         5.13
    Net interest spread               2.66%        2.59%

Net interest income for the first quarter 1998 was $3,045,758 and was $39,509 and 1.31% more than $3,006,249 during the first quarter of 1997. This increase is due to lower interest income being more than offset by lower interest expense. The $244,000 decrease in interest income on interest-earning assets is a combination of a decrease of $214,000 because of lower average outstanding assets plus $30,000 because of reduced rates on average interest-earning assets. The $284,000 decrease in interest expense is a combination of a decrease of $253,000 because of lower average outstanding interest-bearing liabilities plus $31,000 because of reduced rates on average interest-bearing liabilities. The net interest margin ratio, which is net income divided by average earning assets, increased to 3.33% for the first quarter 1998 compared to 3.18% for the first quarter of 1997.

The provision for loan losses was $36,000 during both 1998 and 1997. Net charge-offs were $37,181 and $34,404 for 1998 and 1997 first quarters, respectively. The following table summarizes the Campany's non-performing assets at:

                                          (Dollars in Thousands)
                                          ----------------------
                                 March 31,    December 31,    March 31,
                                   1998          1997           1997
                                   ----          ----           ----
Loans:
  Non-accrual                    $  497        $  877         $  664
  Over 90 days delinquent            91           124            216
  Real estate owned                 195           160            259
                                 ------        ------         ------
     Total                       $  783        $1,161         $1,139
                                 ------        ------         ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .42%, .40% and .38% at March 31, 1998, December 31, 1997 and March 31, 1997, respectively.

Total other income for the first quarter 1998 increased $221,249 and 36.62% to $825,475 from $604,226 in the same period during 1997. As noted earlier, gains on sales of loans to the secondary market were at record levels and gains increased $150,626 and 128.28% to $268,047 in 1998 from $117,421 during the same period in 1997. The Company also had good increases in income from our insurance agency and title insurance company as brokerage and insurance commissions increased $81,946 and 31.04% to $345,953 in 1998 from $264,007 during the first quarter of 1997. The decrease of $42,054 and 48.11% to $43,358 in 1998 from $87,412 during 1997 in net loan servicing fees is due to increased amortization of purchased servicing rights due to loan payoffs.

Total other expense increased $71,292 and 3.24% in 1998 to $2,269,651 from $2,198,359 during 1997. The salary expense was down $37,567 and 2.9% while net occupancy expense was up $17,697 and 5.85%. The Company did add a new branch for one month in 1998, as previously mentioned, and goodwill expense increased $9,875 and 139.48% during 1998. This new branch can be expected to increase other expense in the future. The efficiency ratio, which is other expense divided by net income before provision plus other income, increased to 58.63% during the first quarter of 1998 from 60.89% during the first quarter of 1997.

FINANCIAL CONDITION
-------------------

The Campany's principal sources of funds are cash generated from operations, savings deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of March 31, 1998, the Campany's cash and investments totaled $63,173,313 and 16.26% of total assets. This compares with $50,603,591 and 12.95% of total assets at December 31, 1997. The Campany's banking subsidiaries, Ameriana Savings Bank ("ASB") and Deer Park Federal (?DPF?) have regulatory liquidity ratios of 14.63% and 10.63%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The banking subsidiaries in the past and DPF currently employs a strategy to increase interest income through the purchase of investments with the proceeds of advances from the FHLB. All FHLB borrowings are currently all by DPF, and have decreased $993,918 and 6.21% to $15,021,697 during the first quarter of 1998 from $16,015,615 at December 31, 1997.

The regulatory minimum net worth requirement for ASB and DPF under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at March 31, 1998, was $14,155,000 and $2,977,000, respectively. At March 31,
1998, ASB had total risk based capital of $33,628,000 and DPF had $5,753,000.

At March 31, 1998, the Campany's commitments for loans in process totaled $10,461,000, with 81.96% being for single-family residential mortgage loans. Management believes the Campany's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

INTEREST RATE RISK
------------------

ASB and DPF are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice at different rates than their interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interests rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

It is important to ASB and DPF to manage the relationship between interest rates and the effect on their net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Assets and liabilities are managed within the context of the marketplace, regulatory limitations and within its limits on the amount of change in NPV, which is acceptable given certain interests rate changes.

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntary. ASB, with assets over $300 million, is required to file the Schedule. As DPF does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and
(b) its "normal" level of exposure which is 2% of the present value of its assets.

The following information and schedule for DPF and the subsequent information and schedule for ASB are required to be presented as of the end of the quarter being reported upon. The current analysis for DPF and ASB performed by the OTS as of March 31, 1998, has not been received from the OTS and the following interest rate risk measurements for DPF and the subsequent rate risk measurements for ASB are being submitted with information from the OTS analysis as of December 31, 1997. Management believes there has been no significant change in the interest rate risk measures since December 31, 1997, for either DPF or ASB.

Presented below, as of December 31, 1997, is an analysis performed by the OTS of DPF's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At March 31, 1998, 2% of the present value of DPF'S assets was approximately $1.488 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was approximately $1.918 million at December 31, 1997, DPF would have been required to make a deduction of $215 thousand from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology. If this reduction of capital were required, DPF'S capital ratios would still be in excess of OTS requirements.

----------------------------------------------------------------------------------------
                                                              NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*         $2,524        $-4,786          -65%           3.59%            -591 bp
+300 bp           4,013         -3,298          -45%           5.55%            -395 bp
+200 bp           5,392         -1,918          -26%           7.28%            -222 bp
+100 bp           6,549           -792          -10%           8.65%             -85 bp
   0 bp           7,310                                        9.50%
-100 bp           7,648            338           +5%           9.82%             +33 bp
-200 bp           7,658            348           +5%           9.76%             +27 bp
-300 bp           7,691            381           +5%           9.73%             +23 bp
-400 bp           7,986            676           +9%           9.99%             +50 bp

* basis points

Presented below, as of December 31, 1997, is an analysis performed by the OTS, of ASB's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up an down 400 basis points. At March 31, 1998, 2% of the present value of ASB'S assets was approximately $6.318 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater that the interest rate risk of a 200 basis point decrease) was $5.617 million at December 31, 1997, ASB would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement.

----------------------------------------------------------------------------------------
NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                                 (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*        $28,061       $-14,699          -34%            9.28%          -591 bp
+300 bp          32,907         -9,854          -23%           10.66%          -395 bp
+200 bp          37,143         -5,617          -13%           11.80%          -222 bp
+100 bp          40,513         -2,248           -5%           12.67%           -85 bp
   0 bp          42,761                                        13.20%
-100 bp          44,258          1,497           +4%           13.52%           +33 bp
-200 bp          45,743          2,982           +7%           13.82%           +27 bp
-300 bp          47,740          4,980          +12%           14.25%           +23 bp
-400 bp          50,652          7,892          +18%           14.90%           +50 bp

* basis points

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

OTHER
-----

The Securities and Exchange Commission ("SEC") maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Company. The address is (http://www.sec.gov).

PART II - OTHER INFORMATION

AMERIANA BANCORP AND SUBSIDIARIES



ITEM 1  -  Legal Proceedings
           -----------------

           No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1997.

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
           --------------------------------

           The Registrant did not file a Current Report on Form
           8-K during the quarter covered by this Report.

           Exhibits:

           Exhibit 27 Financial Data Schedule

SIGNATURES

AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERIANA BANCORP



DATE: May 11, 1998            by /s/ Harry J. Bailey
                                 -------------------
                                 Harry J. Bailey
                                 President and
                                 Chief Executive Officer
                                (Duly Authorized Representative)





DATE: May 11, 1998            by /s/ Richard E. Welling
                              -------------------------
                                 Richard E. Welling
                                 Senior Vice President-
                                 Treasurer
                                (Principal Financial Officer
                                  and Accounting Officer)