Form 10-Q
period 1998-06-30
AMERIANA BANCORP
filed 1998-08-13
CIK 855574

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q

                      QUARTERLY REPORT

             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------
   June 30, 1998                Commission File Number:  0-18392
                                                         -------
                          Ameriana Bancorp

         Indiana                                35-1782688
-------------------------------           ---------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)           identification number)

2118 Bundy Avenue, New Castle, Indiana   47362-1048
--------------------------------------           ----------
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

     As of August 11, 1998, there were issued and outstanding
3,252,815 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

                       CONTENTS


  PART I  -  FINANCIAL INFORMATION                      Page No.
                                                        --------
     ITEM 1 - Financial Statements

        Consolidated Statements of Condition as of
        June 30, 1998 and December 31, 1997. . . . . . . . 2

        Consolidated Statements of Income for the
        Three Months Ended June 30, 1998 and 1997
        and the Six Months Ended June 30, 1998
        and 1997 . . . . . . . . . . . . . . . . . . . . . 4

        Consolidated Statements of Cash Flows for
        the Six Months Ended June 30, 1998
        and 1997. .  . . . . . . . . . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . 6


     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations  . . . . . . . . . . . . . . . 8

     ITEM 3 - Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . .11

  PART II - OTHER INFORMATION  . . . . . . . . . . . . . .15

  SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . .17

ITEM I - FINANCIAL STATEMENTS

                  AMERIANA BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION

                                                     June 30,    December 31
                                                       1998          1997
                                                   ------------   -----------
ASSETS

  Cash on hand and in other institutions           $ 6,446,418    $ 5,066,177
  Interest-bearing deposits                         21,264,685     10,142,902
  Investment securities held to maturity (market
    value: 1998--$38,017,000; 1997--$35,300,000)    37,985,292     35,394,512
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                       3,448,600      3,412,100
  Mortgage-backed securities held to maturity
    (market value: 1998--$25,663,000;
     1997--$30,164,000)                             25,425,033     29,996,499
  Mortgage loans held for sale                       2,064,878      1,419,471
  Loans receivable                                 266,390,053    294,133,100
    Allowance for loan losses                       (1,151,422)    (1,163,490)
                                                  ------------   ------------
      Net loans receivable                         265,238,631    292,969,610
  Real estate owned                                    154,462        159,994
  Premises and equipment                             6,109,987      5,909,205
  Mortgage servicing rights                            759,639        526,367
  Investments in unconsolidated subsidiaries         1,488,365      1,578,365
  Goodwill                                             806,448         69,700
  Other assets                                       4,104,099      4,222,600
                                                  ------------   ------------
      Total assets                                $375,296,537   $390,867,502
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 11,732,019   $  8,746,447
      Interest-bearing                             298,891,927    313,470,716
                                                  ------------   ------------
         Total deposits                            310,623,946    322,217,163
    Advances from Federal Home Loan Bank            12,777,846     16,015,615
    Drafts payable                                   2,850,888      4,225,472
    Advances by borrowers for taxes and insurance      674,813        955,121
    Other liabilities                                2,728,532      3,019,261
                                                  ------------   ------------
       Total liabilities                           329,656,025    346,432,632

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized--none issued)                              --             --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1998 - 3,252,815; 1997 - 3,233,207)            3,252,815      3,233,207
    Additional paid-in capital                       7,855,190      7,571,955
    Retained earnings                               34,532,507     33,629,708
                                                  ------------   ------------
       Total shareholders' equity                   45,640,512     44,434,870
                                                  ------------   ------------
       Total liabilities and shareholders'
         equity                                   $375,296,537   $390,867,502
                                                  ============   ============

     See accompanying notes.

                  AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                       1998          1997          1998          1997
                                                   ----------   -------------  -----------    -----------
Interest Income:
  Interest on loans                                $5,489,161     $5,747,119   $11,283,159    $11,347,514
  Interest on mortgage-backed securities              448,650        592,191       947,409      1,229,965
  Interest on investment securities                   625,090        963,332     1,118,888      1,911,677
  Other interest and dividend income                  387,432        109,966       653,511        220,546
                                                   ----------     ----------   -----------    -----------
      Total interest income                         6,950,333      7,412,608    14,002,967     14,709,702

Interest Expense:
  Interest on deposits                              3,715,270      4,015,377     7,550,032      7,925,476
  Interest on Federal Home Loan Bank advances         187,863        369,039       359,977        749,785
                                                   ----------     ----------   -----------    -----------
      Total interest expense                        3,903,133      4,384,416     7,910,009      8,675,261
                                                   ----------     ----------   -----------    -----------
Net interest income                                 3,047,200      3,028,192     6,092,958      6,034,441

Provision for Loan Losses                              36,000         51,000        72,000         87,000
                                                   ----------     ----------   -----------    -----------
Net interest income after provision
  for loan losses                                   3,011,200      2,977,192     6,020,958      5,947,441

Other Income:
  Net loan servicing fees                              57,293         81,850       102,651        169,262
  Other fees and service charges                      221,673        179,927       399,932        349,010
  Brokerage and insurance commissions                 321,524        307,097       667,477        571,104
  Loss on investments in unconsolidated
   subsidiaries                                       (35,000)       (50,000)      (90,000)      (100,000)
  Gains on sales of loans                             213,543         94,003       481,590        211,424
  Other                                                44,872         30,595        87,730         46,898
                                                   ----------     ----------   -----------    -----------
      Total other income                              823,905        643,472     1,649,380      1,247,698

Other Expense:
  Salaries and employee benefits                    1,303,012      1,200,480     2,559,500      2,494,535
  Net occupancy expense                               335,155        326,062       655,183        628,393
  Federal insurance premium                            50,377         52,159       101,217        101,906
  Data processing expense                             142,397         87,804       218,635        163,623
  Goodwill                                             31,213          7,080        48,168         14,160
  Other                                               519,015        549,299     1,068,117      1,018,626
                                                   ----------     ----------   -----------    -----------
      Total other expense                           2,381,169      2,222,884     4,650,820      4,421,243
                                                   ----------     ----------   -----------    -----------
Income before income taxes                          1,453,936      1,397,780     3,019,518      2,773,896

Income taxes                                          539,364        508,664     1,076,027      1,008,089
                                                   ----------     ----------   -----------    -----------
Net income                                         $  914,572     $  889,116   $ 1,943,491    $ 1,765,807
                                                   ==========     ==========   ===========    ===========
Basic Earnings Per Share                           $     0.28     $     0.27   $      0.60    $      0.54
                                                   ==========     ==========   ===========    ===========
Diluted Earnings Per Share                         $     0.28     $     0.27   $      0.59    $      0.54
                                                   ==========     ==========   ===========    ===========
Dividends Declared Per Share                       $     0.16     $     0.15   $      0.32    $      0.30
                                                   ==========     ==========   ===========    ===========


     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                              June 30,
                                                          -----------------
                                                          1998         1997
                                                          ----         ----
OPERATING ACTIVITIES
  Net income                                         $ 1,943,491  $ 1,765,807
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on loans and real estate
      owned                                               72,000       87,000
     Depreciation and amortization                       306,745      316,009
     Mortgage servicing rights amortization               90,623       56,364
     Goodwill amortization                                48,168       14,160
     Deferred income taxes                                14,620         --
     Loans originated for sale                       (45,460,356) (10,069,623)
     Proceeds from sales of loans                     45,296,539   10,281,047
     Gains on sales of loans                            (481,590)    (211,424)
     Gains on sales of real estate owned                  (8,868)         (50)
     Increase in other assets                           (666,415)    (321,995)
     Decrease in drafts payable                       (1,374,584)  (2,155,541)
     Decrease (increase) in other liabilities           (588,762)     263,307
                                                     -----------  -----------
       Net cash provided (used) by operating
         activities                                     (808,389)      25,061

INVESTING ACTIVITIES
  Purchase of investment securities held to
    maturity                                         (24,887,939)  (5,600,000)
  Proceeds from maturity of securities held
    to maturity                                        5,000,000         --
  Proceeds from calls of securities held to
    maturity                                          17,300,000   10,200,000
  Principal collected on mortgage-backed securities
    held to maturity                                   4,510,268    4,952,643
  Net change in loans-decrease (increase)             27,520,180   (9,567,870)
  Proceeds from sale of real estate owned                123,823      137,300
  Mortgage servicing right capitalized                  (323,895)     (43,575)
  Net purchases of premises and equipment               (451,429)    (546,971)
  Investment in unconsolidated affiliate                  90,000      100,000
  Other investing activities                              (4,865)     (84,201)
                                                     -----------  -----------
       Net cash provided (used) by investing
        activities                                    28,876,143     (452,674)

FINANCING ACTIVITIES
  Increase in demand and passbook deposits            16,404,514   (1,949,569)
  Increase (decrease) in certificates of deposit     (27,997,731)  10,039,698
  Advances from Federal Home Loan Bank                 4,000,000   43,400,000
  Repayment of Federal Home Loan Bank advances        (7,237,769) (48,213,241)
  Proceeds from exercise of stock options                302,843      148,442
  Purchase of common stock                                  -      (1,311,214)
  Cash dividends paid                                 (1,037,587)    (985,279)
                                                     -----------  -----------
       Net cash provided (used) by financing
        activities                                   (15,565,730)   1,128,837
                                                     -----------  -----------

Increase in cash and cash equivalents                 12,502,024      701,224

Cash and cash equivalents at beginning of period      15,209,079    8,944,040
                                                     -----------  -----------
Cash and cash equivalents at end of period           $27,711,103  $ 9,645,264
                                                     ===========  ===========
Supplemental information:
  Interest paid                                      $ 7,833,470  $ 8,752,958
  Income taxes paid                                    1,260,000      550,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of June 30, 1998, results of operations for the three-month and six-month periods ending June 30, 1998 and 1997, and changes in cash flows for the six-month periods ended June 30, 1998 and 1997. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - - SHAREHOLDERS' EQUITY

On May 21, 1998, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend was accrued for payment to shareholders of record on June 12, 1998, and was paid on July 3, 1998.

During the six months ended June 30, 1998, 19,608 new shares were issued via exercise of stock options and total equity was increased by $302,844 due to cash proceeds and tax benefits from these stock option exercises.

Earnings per share were computed as follows:

                                                 Three Months Ended June 30,
                                              --------------------------------
                                              1998                        1997
------------------------------------------------------------------------------------------
                                             Weighted  Per               Weighted  Per
                                             Average   Share             Average   Share
                                 Income      Shares    Amount  Income    Shares    Amount
------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $914,572    3,252,422  $.28   $889,116  3,234,362  $.27
Effect of Dilutive Stock Options       --       50,346               --     13,710
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $914,572    3,302,768  $.28   $889,116  3,248,072  $.27
------------------------------------------------------------------------------------------

                                                 Six Months Ended June 30,
                                              --------------------------------
                                              1998                        1997
------------------------------------------------------------------------------------------
                                             Weighted  Per               Weighted  Per
                                             Average   Share             Average   Share
                                 Income      Shares    Amount  Income    Shares    Amount
------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $1,943,491  3,247,629  $.60  $1,765,807 3,261,285  $.54
Effect of Dilutive Stock Options       --       52,015               --     16,245
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $1,943,491  3,299,644  $.59  $1,765,807 3,277,530  $.54
------------------------------------------------------------------------------------------

NOTE C - - RECLASSIFICATIONS

Certain reclassifications of 1997 amounts have been made to conform to the 1998 presentation.

NOTE D - - PROPOSED TRANSACTION

In September 1997, the Company entered into a Reorganization and Merger Agreement ("Agreement") to acquire the outstanding shares of common stock of the Cardinal State Bank ("Cardinal"), Maineville, Ohio. Pursuant to the Agreement, holders of outstanding shares of Cardinal had the right to convert such shares into a combination of cash and Company common stock and/or Company promissory notes. The transaction was completed on July 1, 1998, and will be recorded as a purchase transaction in the third quarter of 1998. The Company paid $999,993 in cash, issued 114,955 shares of common stock, issued $450,760 of promissory notes and paid $129 for fractional shares. The total purchase price for Cardinal was $3,591,919 valuing the Company's common stock at the closing price of $18.625 per share. At June 30, 1998, assets, deposits and equity of Cardinal were approximately $24,310,000, $21,705,000 and $2,491,000.

NOTE E - - NEW NAME FOR BANKING UNITS

Effective June 1, 1998, the names of the bank subsidiaries were changed to provide a closer link between Ameriana Bancorp and the banking units in Indiana and Ohio. The Ameriana Savings Bank, F.S.B., which serves the east central Indiana communities of New Castle, Anderson, Greenfield, Knightstown, Middletown and Morristown, as well as in the suburban Indianapolis area through a branch in Avon has been renamed Ameriana Bank of Indiana, F.S.B. Deer Park Federal Savings and Loan Association, with an office in suburban Cincinnati, has been renamed Ameriana Bank of Ohio, F.S.B. The two branches of Cardinal in Mainville, Ohio became a part of Ameriana Bank of Ohio, F.S.B. at the completion of the merger on July 1, 1998.

AMERIANA BANCORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

General
-------
The largest components of the Company's total revenue and total expenses are interest income and interest expense, respectively. Consequently, the Company's earnings are primarily dependent on its net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Levels of other income and operating expenses also significantly affect net income.

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

RESULTS OF OPERATIONS
---------------------
During the first six months of 1998, the Company was compelled by low fixed rate mortgage rates to make fixed rate loans and sell them to the secondary market. The past theory of emphasizing variable rate mortgage loans and keeping them in the portfolio could not be continued because consumers were satisfied with the low fixed rates. The loans outstanding decreased $27,743,047 and 9.43% to $266,390,053 during this period. This decrease is due to not retaining new fixed rate loans made but selling a significant portion to the secondary market and to refinancing of existing loans in the portfolio, which were also sold to the secondary market. The mortgage loans held for sale increased during the first six months, but these are loans that have been committed to be sold to the secondary market but had not been delivered as of June 30, 1998 and December 31, 1997.

Loan closings and sales of loans to the secondary market set records with loan sales for the first six months of 1998 totaling $45,296,539 compared to $10,281,047 during the first six months of 1997. The Company retains servicing on all loans sold to the secondary market. See comments on other income for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) has increased both during the three and six months ended June 30, 1998 compared to the same periods in 1997. This increase of .16% during the second quarter of 1998 is due to a
 .22% reduction of cost of interest-bearing liabilities during the second quarter offset by a decrease of .06% in yield on interest-earning assets during this same period when compared to the second quarter of 1997. This reduction of the cost of liabilities has resulted from decreased borrowings from the Federal Home Loan Bank and decreased wholesale deposits that have higher costs. These changes where made possible by the mortgage loan repayments already discussed and the acquisition of $12 million of deposits with the branch purchase completed on February 27, 1998. The net interest spread for the six months ended June 30, 1998, compared to the same period in 1997 was up .11% due to the .15% decrease in cost of interest-bearing liabilities during the six months offset by the .04% decrease in yields on interest-earning assets.

The following table summarizes the Company's average interest-earning assets and average interest-bearing liabilities and net interest-earning assets with their rates and the net interest spreads (difference between rates on average assets and liabilities) for the three and six month periods ended June 30, 1998 and 1997:

                                                 (Dollars in Thousands)
                                                 ----------------------
                               Three Months Ended June 30,      Six Months Ended June 30,
                               ----------------------------     -------------------------
                                    1998        1997                1998        1997
                                    ----        ----                ----        ----
Interest-earning assets           $362,422     $383,802            $366,899    $383,603
Interest-bearing liabilities       316,905      340,790             319,529     340,072
                                  --------     --------            --------    --------
    Net interest-earning assets   $ 45,517     $ 43,012            $ 47,370    $ 43,531

Average yield on:
    Interest-earning assets           7.69%        7.75%               7.69%       7.73%
    Interest-bearing liabilities      4.94         5.16                4.99        5.14
                                  --------     --------            --------    --------
    Net interest spread               2.25%        2.59%               2.70%       2.59%
                                  --------     --------            --------    --------

Net interest income for the second quarter of 1998 was $3,047,200 and was $19,008 and .63% more than the $3,028,192 during the second quarter of 1997. Net interest income for the six months ended June 30, 1998 was $6,092,958 and was $58,517 and .97% more than the $6,034,441 during the same six months in 1997. The six months increase is due to lower interest income being more than offset by lower interest expense. The $707,000 decrease in interest income on interest-earning assets is a combination of a decrease of $643,000 because of lower outstanding average interest-earning assets plus $64,000 because of reduced rates on average interest-earning assets during the six months. The $765,000 decrease in interest expense is a combination of a decrease of $575,000 because of lower outstanding average interest-bearing liabilities plus $190,000 because of reduced rates on average interest-bearing liabilities during the six months. The net interest margin ratio, which is net income divided by average earning assets, increased to 3.37% for the second quarter of 1998 compared to 3.16% for the second quarter of 1997. This same ratio for the six months ended June 30, 1998, increased to 3.35% from 3.17% for the same period in 1997.


The provision for loan losses was $36,000 during the second quarter of 1998 compared to $51,000 during the same period in 1997. The provision for loan losses for the six months ended June 30, 1998, was $72,000 compared to $87,000 during the first six months of 1997. Net charge-offs were $46,887 and $33,789 for the second quarter of 1998 and 1997, respectively. The net charge-offs for the six months ended June 30, 1998 and 1997 were $84,068 and $68,193, respectively. The following table summarizes the Company's non-performing assets at the end of the periods:

                                          (Dollars in Thousands)
                                          ----------------------
                                 June 30,    December 31,     June 30,
                                   1998          1997           1997
                                   ----          ----           ----
Loans:
  Non-accrual                    $  731        $  877         $  716
  Over 90 days delinquent           237           124              1
Real estate owned                   154           160            174
                                 ------        ------         ------
     Total                       $1,122        $1,161         $  891
                                 ------        ------         ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was
 .43%, .40% and .38% at June 30, 1998, December 31, 1997 and June
30, 1997, respectively.

Total other income for the second quarter of 1998 increased $180,433 and 28.04% to $823,905 from $643,472 in the same period during 1997. Total other income for the six months ended June 30, 1998, was up $401,682 and 32.19% to $1,649,380 from
$1,247,698 during the first six months of 1997. As noted earlier, gains on sales of loans to the secondary market were at record levels and gains during the second quarter of 1998 increased $119,540 and 127.17% to $213,543 from $94,003 during the same period in 1997. Gains on sales of loans increased $270,166 and 127.78% during the six months ended June 30, 1998, to $481,590 from $211,424 during the same period in 1997. The Company also had good increases in income from our insurance agency and title insurance company as brokerage and insurance commissions increased $14,427 and 4.70% during the second quarter of 1998 compared to 1997 and increased $96,373 and 16.87% to $667,477 during the first six months of 1998 from $571,104 during the first six months of 1997. These increases can also be linked to increased housing sales, to increased insurance business from the purchase of insurance policies from an agency and to a good economy. The net loan servicing fees decrease of $24,557 and 30.00% during the second quarter and the decrease of $66,611 and 39.35% to $102,651 during the first six months of 1998 from $169,262 during the same period in 1997 is due to increased amortization of purchased servicing rights due to loan payoffs.

Total other expense increased $158,285 and 7.12% during the second quarter of 1998 to $2,381,169 from $2,222,884 during the same period in 1997 and increased $229,577 and 5.19% to $4,650,820 during the first six months of 1998 from $4,421,243 during the first six months of 1997. The salary and employee benefits expense increased $102,532 and 8.54% during the second quarter of 1998 to $1,303,012 from $1,200,480 during the same period in 1997. This increase is due to the addition of a new branch on February 27, 1998, and to increased salaries due to additional loan closings, insurance and brokerage sales and title insurance business. Salary expense for the first six months of 1998 increased $64,965 and 2.60% to $2,559,500 from $2,494,535 during the same period in 1997. The data processing expense increased $54,593 and 62.18% during the second quarter of 1998 to $142,397 from $87,804 during the same period in 1997. The data processing operations of our Ohio bank subsidiaries were converted to the same in-house computer system already operated by our Indiana bank subsidiary from an outside service bureau effective June 1, 1998. This conversion and increased current expense, because of related one time costs, will provide for decreased expenses during subsequent periods, the ability to control expense increases in future years and for more consistent sales and reporting to our customers. Data processing expense increased $55,012 and 33.62% to $218,635 for the six months ended June 30, 1998, compared to the same period in 1997. The increase in goodwill expense to $48,168 during the first six months of 1998 compared to $14,160 during the same period in 1997 is due to increased amortization related to the new branch purchased and to the insurance business purchased. The efficiency ratio, which is other expense (not including amortization of goodwill) divided by net income before the provision for loan loss plus other income, increased to 59.45% during the six months of 1998 from 60.52% during the same period in 1997.

FINANCIAL CONDITION
-------------------
The Company's principal sources of funds are cash generated from operations, savings deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of June 30, 1998, the Company's cash and investments totaled $65,696,395 and 17.51% of total assets. This compares with $50,603,591 and 12.95% of total assets at December 31, 1997. The Company's banking subsidiaries, Ameriana Bank of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios of 22.72% and 13.69%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The banking subsidiaries in the past and ABO currently employs a strategy to increase interest income through the purchase of investments with the proceeds of advances from the FHLB. FHLB borrowings are currently all a liability of ABO, and have decreased $3,237,769 and 20.22% to $12,777,846 during the first six months of 1998 from $16,015,615 at December 31, 1997.

The regulatory minimum net worth requirement for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at June 30, 1998, was $13,777,000 and $3,018,000, respectively. At June 30, 1998,
ABI had total risk based capital of $34,437,000 and ABO had $5,906,000.

At June 30, 1998, the Company's commitments for loans in process totaled $13,677,000, with 77.08% being for single-family residential mortgage loans. Management believes the Company's liquidity, ability to sell consumer loans to the secondary market and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.


ITEM 3 - QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

INTEREST RATE RISK
------------------
ABI and ABO are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice at different rates than their interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interests rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

It is important to ABI and ABO to manage the relationship between interest rates and the effect on their net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Assets and liabilities are managed within the context of the marketplace, regulatory limitations and within its limits on the amount of change in NPV, which is acceptable given certain interests rate changes.

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntary. ABI, with assets over $300 million, is required to file the Schedule. As ABO does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and
(b) its "normal" level of exposure which is 2% of the present value of its assets.

The following information and schedule for ABO and the subsequent information and schedule for ABI are required to be presented. The current analysis for ABO and ABI performed by the OTS as of June 30, 1998, has not been received from the OTS and the following interest rate risk measurements for ABO and the subsequent rate risk measurements for ABI are being submitted with information from the OTS analysis as of March 31, 1998. Management believes there has been no significant change in the interest rate risk measures since March 31, 1998, for either ABO or ABI.

Presented below, as of March 31, 1998, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At March 31, 1998, 2% of the present value of ABO'S assets was approximately $1.488 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was approximately $1.847 million at March 31, 1998, ABO would have been required to make a deduction of $180 thousand from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology. If this reduction of capital were required, ABO's capital ratios would still be in excess of OTS requirements.

----------------------------------------------------------------------------------------
                                                              NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*         $4,071        $-4,573          -53%           5.89%            -534 bp
+300 bp           5,483         -3,161          -37%           7.69%            -354 bp
+200 bp           6,797         -1,847          -21%           9.26%            -197 bp
+100 bp           7,909           -735          - 9%          10.50%             -73 bp
   0 bp           8,644                                       11.23%
-100 bp           8,966            352          + 4%          11.49%             +26 bp
-200 bp           9,048            404          + 5%          11.39%             +16 bp
-300 bp           9,181            537          + 6%          11.38%             +15 bp
-400 bp           9,602            958          +11%          11.67%             +44 bp

* basis points

Presented below, as of March 31, 1998, is an analysis performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up an down 400 basis points. At March 31, 1998, 2% of the present value of ASB's assets was approximately $6.318 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater that the interest rate risk of a 200 basis point decrease) was approximately $6.163 million at March 31, 1997, ABI would not have been required to make a deduction from its capital available to calculate its risk based capital requirement.

----------------------------------------------------------------------------------------
                                                              NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                                 (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*        $29,836       $-15,139          -34%            9.90%          -393 bp
+300 bp          34,588        -10,387          -23%           11.22%          -260 bp
+200 bp          38,812         -6,163          -14%           12.34%          -149 bp
+100 bp          42,355         -2,620           -6%           13.22%           -60 bp
   0 bp          44,975                                        13.82%
-100 bp          47,122          2,146           +5%           14.28%           +46 bp
-200 bp          49,507          4,532          +10%           14.79%           +97 bp
-300 bp          52,756          7,781          +17%           15.51%          +168 bp
-400 bp          57,045         12,070          +27%           16.44%          +262 bp

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

YEAR 2000 ISSUE
---------------
The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation and any equipment with computer chips may be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems and computer chips will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram and test all systems for the Year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. The Company has identified some systems that will not be in compliance and they will be replaced. These systems should be replaced in adequate time to allow for testing and implementation before the Year 2000. To date, confirmations have been received from the Company's primary processing vendors indicating that these systems will be in compliance and operating properly for processing of transactions in the year 2000. Although the Company is extending a great deal of Management time reviewing, checking, selecting some new systems and equipment and implementing Year 2000 changes for both computer systems and equipment, the expenses for the Year 2000 compliance are not expected to have a material impact on the Company's earnings.

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
           ---------------------------------------------------

           On May 21, 1998, the Company held its 1998 annual meeting of shareholders. A total of 2,755,494 shares, or 84.73% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

           Two Directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 2001. The nominees and the voting results for each are listed below:

                                       For         Withheld
           Donald C. Danielson      2,725,906        29,588
           Paul W. Prior            2,726,339        29,155

           The following Directors, who's three year terms of service have not expired, continue as Directors of the Company:

           Harry J. Bailey, Charles M. (Kim) Drackett, Jr.,
           Ronald R.Pritzke, R. Scott Hayes and Michael E. Kent

           The Shareholders ratified the appointment of Olive LLP as auditors for the Company for the fiscal year ended December 31, 1998. A total of 2,684,490 shares voted in favor of this proposal, 66,771 shares voted against the proposal and 4,233 shares abstained from voting on the proposal.

           A proposal to increase the number of common stock authorized and reserved for awards under the Ameriana Bancorp 1996 Option Plan from 160,000 to 320,000 shares was approved. A total of 2,433,285 shares voted in favor of this proposal, 293,676 shares voted against the proposal and 28,533 shares abstained from voting on the proposal.

ITEM 5  -  Other Information
           -----------------

           Not Applicable

ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits:

           Exhibit 27 Financial Data Schedule for 2nd quarter fiscal year 1998

           (b)  Reports on Form 8-K

           The Registrant did not file a Current Report on Form
           8-K during the quarter covered by this Report.

SIGNATURES

AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERIANA BANCORP



DATE: August 11, 1998         by /s/ Harry J. Bailey
                                 -------------------
                                 Harry J. Bailey
                                 President and
                                 Chief Executive Officer
                                (Duly Authorized Representative)





DATE: August 11, 1998         by /s/ Richard E. Welling
                              -------------------------
                                 Richard E. Welling
                                 Senior Vice President-
                                 Treasurer
                                (Principal Financial Officer
                                  and Accounting Officer)