Form 10-Q
period 1998-09-30
AMERIANA BANCORP
filed 1998-11-13
CIK 855574

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q

                      QUARTERLY REPORT

             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------
September 30, 1998              Commission File Number:  0-18392
                                                         -------
                       Ameriana Bancorp
                       ----------------

         Indiana                                35-1782688
-------------------------------           ---------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)           identification number)

2118 Bundy Avenue, New Castle, Indiana   47362-1048
--------------------------------------           ----------
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

     As of November 11, 1998, there were issued and outstanding
3,187,820 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

                       CONTENTS


  PART I  -  FINANCIAL INFORMATION                      Page No.
                                                        --------
     ITEM 1 - Financial Statements

        Consolidated Statements of Condition as of
        September 30, 1998 and December 31, 1997 . . . . . 3

        Consolidated Statements of Income for the
        Three Months Ended September 30, 1998 and 1997
        and the Nine Months Ended September 30, 1998
        and 1997 . . . . . . . . . . . . . . . . . . . . . 4

        Consolidated Statements of Cash Flows for
        the Nine Months Ended September 30, 1998
        and 1997. .  . . . . . . . . . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . 6

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations  . . . . . . . . . . . . . . . 8

     ITEM 3 - Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . .13

  PART II - OTHER INFORMATION  . . . . . . . . . . . . . .16

  SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . .17

ITEM I - FINANCIAL STATEMENTS

                  AMERIANA BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION

                                                   September 30,  December 31,
                                                       1998          1997
                                                   ------------   -----------
ASSETS

  Cash on hand and in other institutions           $ 6,379,663    $ 5,066,177
  Interest-bearing deposits                         30,107,826     10,142,902
  Investment securities held to maturity (market
    value: 1998--$40,820,000; 1997--$35,300,000)    40,592,868     35,394,512
  Stock in Federal Home Loan Bank (at cost, which
    approximates market value)                       3,567,200      3,412,100
  Mortgage-backed securities held to maturity
    (market value: 1998--$22,874,000;
     1997--$30,164,000)                             22,561,622     29,996,499
  Mortgage loans held for sale                       3,469,644      1,419,471
  Loans receivable                                 278,743,677    294,133,100
  Allowance for loan losses                         (1,248,605)    (1,163,490)
                                                  ------------   ------------
      Net loans receivable                         277,495,072    292,969,610
  Real estate owned                                    173,689        159,994
  Premises and equipment                             6,235,673      5,909,205
  Mortgage servicing rights                            911,819        526,367
  Investments in unconsolidated subsidiaries         1,454,405      1,578,365
  Goodwill                                           2,029,975         69,700
  Other assets                                       3,687,673      4,222,600
                                                  ------------   ------------
      Total assets                                $398,667,129   $390,867,502
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 12,010,006   $  8,746,447
      Interest-bearing                             319,218,472    313,470,716
                                                  ------------   ------------
         Total deposits                            331,228,478    322,217,163
    Advances from Federal Home Loan Bank            12,530,203     16,015,615
    Drafts payable                                   2,997,655      4,225,472
    Advances by borrowers for taxes and insurance    1,177,664        955,121
    Other liabilities                                5,493,920      3,019,261
                                                  ------------   ------------
       Total liabilities                           353,427,920    346,432,632

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized; none issued)                              --             --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1998 - 3,207,070; 1997 - 3,233,207)            3,207,070      3,233,207
    Additional paid-in capital                       7,082,360      7,571,955
    Retained earnings                               34,949,779     33,629,708
                                                  ------------   ------------
       Total shareholders' equity                   45,239,209     44,434,870
                                                  ------------   ------------
       Total liabilities and shareholders'
         equity                                   $398,667,129   $390,867,502
                                                  ============   ============

     See accompanying notes.

                  AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                   --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   ----------   -------------  -----------    -----------
Interest Income:
  Interest on loans                                $5,682,688     $5,902,426   $16,965,847    $17,249,940
  Interest on mortgage-backed securities              373,456        561,194     1,320,865      1,791,159
  Interest on investment securities                   741,755        747,340     1,860,643      2,659,017
  Other interest and dividend income                  405,410        118,580     1,058,921        339,126
                                                   ----------     ----------   -----------    -----------
      Total interest income                         7,203,309      7,329,540    21,206,276     22,039,242

Interest Expense:
  Interest on deposits                              3,891,691      4,098,429    11,441,724     12,023,905
  Interest on Federal Home Loan Bank advances         184,610        244,180       544,587        993,965
                                                   ----------     ----------   -----------    -----------
      Total interest expense                        4,076,301      4,342,609    11,986,311     13,017,870
                                                   ----------     ----------   -----------    -----------
Net interest income                                 3,127,008      2,986,931     9,219,965      9,021,372

Provision for Loan Losses                              36,000         60,000       108,000        147,000
                                                   ----------     ----------   -----------    -----------
Net interest income after provision
  for loan losses                                   3,091,008      2,926,931     9,111,965      8,874,372

Other Income:
  Net loan servicing fees                              64,181         64,986       166,832        234,248
  Other fees and service charges                      272,819        183,650       672,751        532,660
  Brokerage and insurance commissions                 293,462        299,697       960,939        870,801
  Loss on investments in unconsolidated
   subsidiaries                                       (33,960)        (8,810)     (123,960)      (108,810)
  Gains on sales of loans                             164,074        124,926       645,664        336,350
  Other                                                43,249         88,978       130,979        135,876
                                                   ----------     ----------   -----------    -----------
      Total other income                              803,825        753,427     2,453,205      2,001,125

Other Expense:
  Salaries and employee benefits                    1,311,948      1,263,020     3,871,448      3,757,555
  Net occupancy expense                               354,336        316,179     1,009,519        944,572
  Federal insurance premium                            49,860         51,054       151,077        152,960
  Data processing expense                              78,432         82,448       297,067        246,071
  Goodwill                                             60,905          8,982       109,073         23,142
  Other                                               577,045        453,599     1,645,162      1,472,225
                                                   ----------     ----------   -----------    -----------
      Total other expense                           2,432,526      2,175,282     7,083,346      6,596,525
                                                   ----------     ----------   -----------    -----------
Income before income taxes                          1,462,307      1,505,076     4,481,824      4,278,972

Income taxes                                          529,774        511,078     1,605,801      1,519,167
                                                   ----------     ----------   -----------    -----------
Net income                                         $  932,533     $  993,998   $ 2,876,023    $ 2,759,805
                                                   ==========     ==========   ===========    ===========
Basic Earnings Per Share                           $     0.28     $     0.31   $      0.88    $      0.85
                                                   ==========     ==========   ===========    ===========
Diluted Earnings Per Share                         $     0.28     $     0.30   $      0.87    $      0.84
                                                   ==========     ==========   ===========    ===========
Dividends Declared Per Share                       $     0.16     $     0.16   $      0.48    $      0.46
                                                   ==========     ==========   ===========    ===========


     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                          -----------------
                                                          1998         1997
                                                          ----         ----
OPERATING ACTIVITIES
Net income                                           $ 2,876,023  $ 2,759,805
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on loans and real estate
      owned                                              108,000      147,000
     Depreciation and amortization                       497,661      467,469
     Mortgage servicing rights amortization              129,184       95,556
     Goodwill amortization                               109,073       21,240
     Deferred income taxes                                62,709         --
     Loans originated for sale                       (60,441,130) (18,167,451)
     Proceeds from sales of loans                     59,039,621   18,503,801
     Gain on sales of loans                             (648,664)    (336,350)
     Loss (gain) on sales of real estate owned           (18,859)         187
     Decrease (increase)in other assets                  757,190      (29,536)
     Decrease in drafts payable                       (1,227,817)  (2,227,001)
     Increase in other liabilities                     1,866,507    2,852,634
                                                     -----------  -----------
       Net cash provided (used) by operating
         activities                                    3,109,498    4,087,354

INVESTING ACTIVITIES
  Purchase of investment securities held to
    maturity                                         (54,389,345)  (6,000,000)
  Proceeds from maturity of securities held
    to maturity                                        5,000,000         --
  Proceeds from calls of securities held to
    maturity                                          44,185,198   16,750,000
  Principal collected on mortgage-backed securities
    held to maturity                                   7,326,518    6,803,032
  Net change in loans-decrease (increase)             29,554,024  (14,989,779)
  Proceeds from sale of real estate owned                192,327      156,400
  Mortgage servicing rights capitalized                 (514,636)     (91,036)
  Net purchases of premises and equipment               (206,806)    (683,823)
  Investment in unconsolidated affiliate                 123,960      113,374
  Cash received in acquisitions                       19,613,181         --
  Other investing activities                            (132,984)     (58,090)
                                                     -----------  -----------
       Net cash provided (used) by investing
        activities                                    50,751,437    2,000,078

FINANCING ACTIVITIES
  Increase (decrease) in demand and passbook deposits 13,617,103   (2,922,656)
  Increase (decrease) in certificates of deposit     (38,499,490)   5,897,949
  Advances from Federal Home Loan Bank                 4,000,000   52,700,000
  Repayment of Federal Home Loan Bank advances        (7,485,412) (60,119,571)
  Proceeds from exercise of stock options                322,137      153,853
  Purchase of common stock                            (2,978,906)  (1,311,214)
  Cash dividends paid                                 (1,557,957)  (1,469,816)
                                                     -----------  -----------
       Net cash provided (used) by financing
        activities                                   (32,582,525)  (7,071,455)
                                                     -----------  -----------

Increase (decrease) in cash and cash equivalents      21,278,410     (984,023)

Cash and cash equivalents at beginning of period      15,209,079    8,944,040
                                                     -----------  -----------
Cash and cash equivalents at end of period           $36,487,489  $ 7,960,017
                                                     ===========  ===========
Supplemental information:
  Interest paid                                      $10,218,913  $11,168,740
  Income taxes paid                                    1,472,400    1,010,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of September 30, 1998, results of operations for the three-month and nine-month periods ending September 30, 1998 and 1997, and changes in cash flows for the nine-month periods ended September 30, 1998 and 1997. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - - SHAREHOLDERS' EQUITY

On August 24, 1998, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend was accrued for payment to shareholders of record on September 11, 1998, and was paid on October 2, 1998.

During the nine months ended September 30, 1998, 21,008 new shares were issued via exercise of stock options and total equity was increased by $322,137 due to cash proceeds and tax benefits from these stock option exercises. The Company also issued 114,955 shares of stock in relation to the purchase of Cardinal State Bank, see Note D for further details.

The Company repurchased 162,100 shares of its common stock on the market during the third quarter for a total of $2,978,906.
The price of stock repurchased ranged from $18.125 to $18.50 per share.

Earnings per share were computed as follows:

                                               Three Months Ended September 30,
                                              ----------------------------------
                                              1998                        1997
------------------------------------------------------------------------------------------
                                             Weighted  Per               Weighted  Per
                                             Average   Share             Average   Share
                                 Income      Shares    Amount  Income    Shares    Amount
------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    common shareholders          $932,533    3,263,423  $.28   $993,998  3,231,258  $.31
Effect of dilutive stock options       --       37,625               --     50,700
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $932,533    3,301,048  $.28   $993,998  3,281,958  $.30
------------------------------------------------------------------------------------------

                                               Nine Months Ended September 30,
                                              --------------------------------
                                              1998                        1997
------------------------------------------------------------------------------------------
                                             Weighted  Per               Weighted  Per
                                             Average   Share             Average   Share
                                 Income      Shares    Amount  Income    Shares    Amount
------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    common shareholders          $2,876,023  3,252,952  $.88  $2,759,805 3,251,276  $.85
Effect of dilutive stock options       --       46,746               --     27,730
------------------------------------------------------------------------------------------
  Income available to
    common shareholders and
    assumed conversions          $2,876,023  3,299,698  $.87  $2,759,805 3,279,006  $.84
------------------------------------------------------------------------------------------

NOTE C - - RECLASSIFICATIONS

Certain reclassifications of 1997 amounts have been made to conform to the 1998 presentation.

NOTE D - - PROPOSED TRANSACTION
On July 1, 1998, the Company completed the purchase of Cardinal State Bank ("Cardinal") Maineville, Ohio and merged its two locations into the Ameriana Bank of Ohio. The transaction was recorded as a purchase. Holders of outstanding shares of Cardinal had the right to convert their shares into a combination of cash and Company common stock and/or Company promissory notes. The Company paid $999,993 in cash, issued 114,955 shares of common stock, issued $450,760 of promissory notes and paid $129 for fractional shares. The total purchase price for Cardinal was $3,707,826 including expenses and valuing the Company's common stock at the closing price of $18.625 per share. The Cardinal acquisition included $14,380,000 of loans, $9,384,000 of cash and investments and $21,521,000 of deposits. The Company booked goodwill totaling $1,284,000 related to this transaction.

AMERIANA BANCORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General
-------

This Quarterly Report on Form 10-Q ("Form Q") may contain statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

The largest components of the Company's total revenue and total expenses are interest income and interest expense, respectively. Consequently, the Company's earnings are primarily dependent on its net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest earning assets and interest-bearing liabilities. Levels of other income and operating expenses also significantly affect net income.

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

RESULTS OF OPERATIONS
---------------------

During the first nine months of 1998, the Company was compelled by low fixed rate mortgage rates to make fixed rate loans and sell them to the secondary market. The past theory of emphasizing variable rate mortgage loans and keeping them in the portfolio could not be continued because consumers were satisfied with the low fixed rates. The loans outstanding decreased $15,389,423 and 5.23% to $278,743,677 during this period. This decrease is due to not retaining new fixed rate loans made but selling a significant portion to the secondary market and to refinancing of existing loans in the portfolio, which were also sold to the secondary market. The mortgage loans held for sale increased during the first nine months, but these are loans that have been committed to be sold to the secondary market but had not been delivered as of September 30, 1998 and December 31, 1997. Loan closings and sales of loans to the secondary market set records with loan sales for the first nine months of 1998 totaling $59,039,621 compared to $18,503,801 during the first nine months of 1997. The Company retains servicing on all loans sold to the secondary market. See comments on other income for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) has increased both during the three and nine months ended September 30, 1998, compared to the same periods in 1997. This increase of .15% during the third quarter of 1998 is due to an increase of .10% in yield on interest-earning assets plus a .05% reduction of cost of interest-bearing liabilities during the third quarter when compared to the third quarter of 1997. This reduction of the cost of liabilities has resulted from decreased borrowings from the Federal Home Loan Bank and decreased wholesale deposits that have higher costs. These changes where made possible by the mortgage loan repayments already discussed and the acquisition of $12 million of deposits with the branch purchase completed on February 27, 1998, and the acquisition of additional liquidity purchased with Cardinal. The net interest spread for the nine months ended September 30, 1998, compared to the same period in 1997 was up .13% due to an increase of .01% in yields on interest-earning assets and a .12% decrease in cost of interest-bearing liabilities during the nine months.

The following table summarizes the Company's average interest-earning assets and average interest-bearing liabilities and net interest-earning assets with their rates and the net interest spreads (difference between rates on average assets and liabilities) for the three and nine month periods ended
September 30, 1998 and 1997:

                                                 (Dollars in Thousands)
                                                 ----------------------
                                  Three Months Ended               Nine Months Ended
                                     September 30,                   September 30,
                               --------------------------       -------------------------
                                    1998        1997                1998        1997
                                    ----        ----                ----        ----
Interest-earning assets           $366,611     $377,550            $366,803    $381,585
Interest-bearing liabilities       321,709      339,145             320,256     339,763
                                  --------     --------            --------    --------
    Net interest-earning assets   $ 44,902     $ 38,405            $ 46,547    $ 41,822

Average yield on:
    Interest-earning assets           7.80%        7.70%               7.73%       7.72%
    Interest-bearing liabilities      5.03         5.08                5.00        5.12
                                  --------     --------            --------    --------
        Net interest spread           2.77%        2.62%               2.73%       2.60%
                                  --------     --------            --------    --------

Net interest income for the third quarter of 1998 was $3,127,008 and was $140,077 and 4.69% more than the $2,986,931 during the third quarter of 1997. Net interest income for the nine months ended September 30, 1998, was $9,219,965 and was $198,593 and 2.20% more than the $9,021,372 during the same nine months in 1997. The nine months increase is due to lower interest income being more than offset by lower interest expense. The $833,000 decrease in interest income on interest-earning assets is a combination of a decrease of $925,000 because of lower outstanding average interest-earning assets offset by $92,000 because of reduced rates on average interest-earning assets during the nine months. The $1,032,000 decrease in interest expense is a combination of a decrease of $807,000 because of lower outstanding average interest-bearing liabilities plus $225,000 because of reduced rates on average interest-bearing liabilities during the nine months. The net interest margin ratio, which is net income divided by average earning assets, increased to 3.38% for the third quarter of 1998 compared to 3.14% for the third quarter of 1997. This same ratio for the nine months ended September 30, 1998, increased to 3.36% from 3.16% for the same period in 1997.

The provision for loan losses was $36,000 during the third quarter of 1998 compared to $60,000 during the same period in 1997. The provision for loan losses for the nine months ended September 30, 1998, was $108,000 compared to $147,000 during the first nine months of 1997. Net charge-offs were $38,817 and $88,435 for the third quarter of 1998 and 1997, respectively. The net charge-offs for the nine months ended September 30, 1998 and 1997 were $122,885 and $156,628, respectively. The allowance for loan losses did increase $100,000 because of the purchase of Cardinal. The following table summarizes the Company's non-performing assets at the end of the periods:

                                          (Dollars in Thousands)
                               September 30,    December 31,    September 30,
                                   1998            1997             1997
                                   ----            ----             ----
     Loans:
       Non-accrual               $  780          $  877            $  717
       Over 90 days delinquent      227             124               126
     Real estate owned              174             160               270
                                 ------          ------            ------
               Total             $1,181          $1,161            $1,113
                                 ------          ------            ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was
 .45%, .40% and .37% at September 30, 1998, December 31, 1997 and
September 30, 1997, respectively.

Total other income for the third quarter of 1998 increased $50,398 and 6.69% to $803,825 from $753,427 in the same period during 1997. Total other income for the nine months ended September 30, 1998, was up $452,080 and 22.59% to $2,453,205
from $2,001,125 during the first nine months of 1997. As noted earlier, gains on sales of loans to the secondary market were at record levels and gains during the third quarter of 1998 increased $39,148 and 31.34% to $164,074 from $124,926 during the same period in 1997. Gains on sales of loans increased $309,314 and 91.96% during the nine months ended September 30, 1998, to $645,664 from $336,350 during the same period in 1997. Brokerage and insurance commissions decreased during the third quarter but increased $90,138 and 10.35% to $960,939 during the first nine months of 1998 from $870,801 during the first nine months of 1997. This increase is due to income from our insurance agency and title insurance company which can be linked to increased housing sales, to increased insurance business from the purchase of insurance policies from an agency and to a good economy. The net loan servicing fees remained consistent during the third quarter and decreased $67,416 and 28.78% to $166,832 during the first nine months of 1998 from $234,248 during the same period in 1997 and is due to increased amortization of purchased servicing rights due to loan payoffs. The quantity of sold loans with servicing retained caused net loan servicing fees to remain the same during the third quarter. Servicing income on sold loans is offsetting the reductions due to loan payoffs. Other fees and servicing charges for the third quarter increased $89,169 and 48.55% to $272,819 from
                               10

$183,650 in the same period during 1997 and increased $140,091 and 26.30% to $672,751 during the first nine months of 1998 from $532,660 during the same period in 1997. These increases relate to various items as a result of the emphasis the Company is placing on reviewing all customer fees.

Total other expense increased $257,244 and 11.83% during the third quarter of 1998 to $2,432,526 from $2,175,282 during the same period in 1997 and increased $486,821 and 7.38% to $7,083,346 during the first nine months of 1998 from $6,596,525 during the first nine months of 1997. The salary and employee benefit expenses increased $48,928 and 3.87% during the third quarter of 1998 to $1,311,948 from $1,263,020 during the same period in 1997. This increase is due to the addition of a new branch on February 27, 1998, the addition of Cardinal and to increased salaries due to additional loan closings, insurance and brokerage sales and title insurance business. Salary expense for the first nine months of 1998 increased $113,893 and 3.03% to $3,871,448 from $3,757,555 during the same period in 1997. The data processing expense increased $50,996 and 20.72% during the first nine months of 1998 to $297,067 from $246,071 during the same period in 1997. The data processing operations of our Ohio bank subsidiaries were converted to the same in-house computer system already operated by our Indiana bank subsidiary from an outside service bureau effective June 1, 1998. This conversion increased current expense because of related one time costs, but will provide for decreased expenses during subsequent periods due to the ability to control expense increases in future years and for more consistent sales and reporting to our customers. The data processing for Cardinal will be converted to our in-house computer system in November 1998 and will increase expenses in the fourth quarter but should also decrease expenses in future periods. The increase in goodwill expense to $109,073 during the first nine months of 1998 compared to $23,142 during the same period in 1997 is due to increased amortization related to the new branch purchased, to insurance business purchased and to the Cardinal purchase. The efficiency ratio, which is total other expense (excluding amortization of goodwill) divided by net interest income before the provision for loan loss plus total other income, changed slightly to 59.75% during the first nine months of 1998 from 59.64% during the same period in 1997.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, savings deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of September 30, 1998, the Company's cash and investments totaled $77,080,357 and 19.33% of total assets. This compares with $50,603,591 and 12.95% of total assets at December 31, 1997.
The Company's banking subsidiaries, Ameriana Bank of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios of 21.31% and 19.72%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The banking subsidiaries in the past and ABO currently employs a strategy to increase interest income through the purchase of investments with the proceeds of advances from the FHLB. FHLB borrowings are currently all a liability of ABO, and have decreased $3,485,412 and 21.76% to $12,530,203 during the first nine months of 1998 from $16,015,615 at December 31, 1997.

The regulatory minimum net worth requirement for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at September 30, 1998, was $13,065,000 and $3,919,000,
respectively. At September 30, 1998, ABI had total risk based capital of $32,832,000 and ABO had $8,546,000.

At September 30, 1998, the Company's commitments for loans in process totaled $13,447,000, with 86.69% being for single-family residential mortgage loans. Management believes the Company's liquidity, ability to sell loans to the secondary market and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

AMERIANA BANCORP AND SUBSIDIARIES


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK


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

The following information and schedule for ABO and the subsequent information and schedule for ABI are required to be presented. The current analysis for ABO and ABI performed by the OTS as of September 30, 1998, has not been received from the OTS and the following interest rate risk measurements for ABO and the subsequent rate risk measurements for ABI are being submitted with information from the OTS analysis as of June 30, 1998. Management believes there has been no significant change in the interest rate risk measures since June 30, 1998, for either ABO or ABI.
Presented below, as of June 30, 1998, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1998, 2% of the present value of ABO'S assets was approximately $1.499 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was approximately $1.084 million at June 30, 1998, ABO would not have been required to make a deduction from its capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

----------------------------------------------------------------------------------------
                                                              NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*         $6,077        $-1,496          -20%           8.48%            -139 bp
+300 bp           6,850           -723          -10%           9.35%            - 52 bp
+200 bp           7,441           -132          - 2%           9.96%             + 9 bp
+100 bp           7,727            154          + 2%          10.18%             +31 bp
   0 bp           7,573                                        9.87%
-100 bp           7,125           -448          - 6%           9.21%             -65 bp
-200 bp           6,489         -1,084          -14%           8.34%            -153 bp
-300 bp           5,993         -1,580          -21%           7.64%            -233 bp
-400 bp           5,609         -1,964          -26%           7.07%            -279 bp

* basis points

Presented below, as of June 30, 1998, is an analysis performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up an down 400 basis points. At June 30, 1998, 2% of the present value of ASB's assets was approximately $6.062 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater that the interest rate risk of a 200 basis point decrease) was approximately $1.818 million at June 30, 1998, ABI would not have been required to make a deduction from its capital available to calculate its risk based capital requirement.

----------------------------------------------------------------------------------------
                                                              NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                                 (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*        $31,646       $- 6,972          -18%           10.87%          -177 bp
+300 bp          34,528        - 4,089          -11%           11.67%          - 96 bp
+200 bp          36,800         -1,818          - 5%           12.27%          - 36 bp
+100 bp          38,240           -377           -1%           12.61%          -  2 bp
   0 bp          38,617                                        12.63%
-100 bp          38,785            168           +0%           12.59%          -  4 bp
-200 bp          38,900            283          + 1%           12.53%          - 10 bp
-300 bp          39,709          1,092          + 3%           12.66%          +  3 bp
-400 bp          40,981          2,364          + 6%           12.92%          + 28 bp

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

AMERIANA BANCORP AND SUBSIDIARIES

PART II - OTHER INFORMATION




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
           --------------------------------

           (a)  Exhibits:

           Exhibit 27 Financial Data Schedule for 3rd quarter fiscal year 1998

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

                                 AMERIANA BANCORP



DATE: November 11, 1998          /s/ Harry J. Bailey
                                 -------------------
                                 Harry J. Bailey
                                 President and
                                 Chief Executive Officer
                                (Duly Authorized Representative)





DATE: November 11, 1998          /s/ Richard E. Welling
                                 ----------------------
                                 Richard E. Welling
                                 Senior Vice President-
                                 Treasurer
                                (Principal Financial Officer
                                  and Accounting Officer)