Form 10-K
period 1998-12-31
AMERIANA BANCORP
filed 1999-03-30
CIK 855574

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission File Number: 0-18392

                               AMERIANA BANCORP
                         ----------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Indiana                                    35-1782688
-------------------------------                  -------------------
 (State or Other Jurisdiction of                  (I.R.S. Employer
  Incorporation or Organization)                 Identification No.)


 2118 Bundy Avenue, New Castle, Indiana               47362-1048
---------------------------------------           -----------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on the NASDAQ National Market System on March 17, 1999 was $49,517,000 (for purposes of this calculation, directors and executive officers are not treated as "non-affiliates").

     As of March 15, 1999, there were issued and outstanding 3,471,386 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998 ("Annual Report") (Part II).

2. Portions of Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

                                    PART I


Item 1.  Business
-----------------

Forward-Looking Statements

         When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

         The Company. Ameriana Bancorp (the "Company") is the holding company for Ameriana Bank of Indiana, F.S.B., New Castle, Indiana ( "Ameriana-Indiana") and "Ameriana Bank of Ohio, F.S.B," Cincinnati, Ohio ("Ameriana-Ohio"). Ameriana-Indiana and Ameriana-Ohio, both Federally chartered savings banks, are collectively referred to as the "Institutions."

         The Company holds all of the stock of the Institutions and, through them, operates two separate savings banks. In addition, the Company owns Indiana Title Insurance Company, which provides title insurance services in Central Indiana. The Company owns Ameriana Insurance Agency, Inc. ("AIA"), which provide insurance sales with offices in New Castle, Greenfield, and Avon, Indiana. The Company also maintains a minority interest in a limited partnership organized to acquire and manage real estate investments which qualify for federal tax credits.

         Ameriana-Indiana. Ameriana-Indiana is a federally chartered stock savings bank which began operations in 1890. Since 1935, Ameriana-Indiana has been a member of the Federal Home Loan Bank System and its savings deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Ameriana-Indiana's main office is located at 2118 Bundy Avenue, New Castle, Indiana. It also conducts business through seven branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson and Avon, Indiana. Ameriana-Indiana, through a wholly owned subsidiary, Ameriana Financial Services, Inc., has an ownership interest in a life insurance underwriting firm located in New Orleans, Louisiana, and offers a full line of investments and securities products through its brokerage centers located in New Castle, Greenfield and Avon, Indiana. Ameriana-Indiana recently began the construction of a new full service banking facility in New Palestine, Indiana to extend its reach southeast of the greater Indianapolis area. This new branch is expected to open in the second half of 1999.

         The business of Ameriana-Indiana consists primarily of attracting deposits from the general public and originating mortgage loans on single family residences, and to a lesser extent on multi-family housing and commercial property. Ameriana-Indiana also makes home improvement loans and consumer loans and through its subsidiary engages in insurance and brokerage activities. Ameriana-Indiana recently established a new Business Services Division to provide specialized lending and other banking services for business customers. The principal sources of funds for Ameriana-Indiana's lending activities include deposits received from the general public, principal amortization and prepayment of loans. Ameriana-Indiana's primary sources of income are interest and fees on loans and interest on investments. Ameriana-Indiana has from time to time purchased loans and loan participations in the secondary market. Ameriana-Indiana also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed securities. Ameriana-Indiana's principal expenses are interest paid on deposit accounts and operating expenses incurred in the operation of Ameriana-Indiana.

         Ameriana-Ohio. Ameriana-Ohio is a federally chartered stock savings bank which began operations in 1915. Ameriana-Ohio has been a member of the Federal Home Loan Bank System since 1933, and its savings deposits have been federally insured since 1952. Ameriana-Ohio's main office is located at 7200 Blue Ash Road, Cincinnati, Ohio. Ameriana-Ohio's primary market area includes Deer Park and nearby communities in Hamilton county, as well as adjoining Butler, Clermont and Warren counties. On July 1, 1998, Ameriana-Ohio acquired Cardinal State Bank, an Ohio-chartered commercial bank which conducted business through a main office and one branch office located in the Cincinnati, Ohio area. With the Cardinal acquisition and merger into Ameriana-Ohio, Ameriana-Ohio now has two branch offices in Maineville and Loveland, Ohio.

         The business of Ameriana-Ohio consists primarily of attracting deposits from the general public and originating permanent and construction first mortgage loans on one- to four-family residences, as well as second mortgage loans on such properties and other types of consumer loans. Ameriana-Ohio also invests in mortgage-backed securities. The principal sources of funds for Ameriana-Ohio's lending activities include deposits received from the general public, principal amortization and prepayment of loans. Ameriana-Ohio's primary sources of income are interest and fees on loans and interest on investments. Ameriana-Ohio's principal expenses are interest paid on deposit accounts and operating expenses.

Proposed Legislative Changes

         Legislation has been reintroduced in the U.S. House of Representatives which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like Ameriana-Indiana and Ameriana-Ohio. Management cannot predict at this time what form the final legislation might take, or if enacted into law, whether such legislation would result in any significant adverse financial and tax effects. For additional information, see "-- Regulation -- Proposed Legislative and Regulatory Changes."

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

         The Institutions may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of Ameriana-Indiana's mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hendricks, Madison, Shelby, Delaware and Marion counties in the state of Indiana, and the majority of Ameriana-Ohio's mortgage loan portfolio is secured by real estate located in Hamilton, Butler, Clermont and Warren counties in the state of Ohio.

         The following table sets forth information concerning the Company's aggregate loans by type of loan and security at the dates indicated. Residential mortgage loans held for sale are included in this table, and mortgage-backed securities are not included in this table.

                                                                   At December 31,
                                    -----------------------------------------------------------------------------
                                              1998                      1997                       1996
                                    -----------------------    -----------------------    -----------------------
                                      Amount        Percent      Amount        Percent      Amount        Percent
                                      ------        -------      ------        -------      ------        -------
                                                               (Dollars in thousands)
Type of Loan:
  Conventional real estate loans:
  Non-residential loans .........   $ 15,282           5.47%   $  4,930           1.64%   $  3,096           1.07%
  Residential loans .............    232,993          83.36     255,591          85.06     240,948          83.58

Commercial loans ................        862            .31          19            .01          24            .01

Consumer Loans:
  Mobile home and auto loans ....     21,854           7.82      31,818          10.39      31,706          11.00
  Education loans ...............         --             --          --             --          --             --
  Loans secured by deposits .....      1,351            .48       1,308            .44       1,395            .48
  Home improvement loans ........      2,774            .99       5,629           1.87       5,645           1.96
  Other .........................      4,387           1.57       1,177            .59       5,486           1.90
                                    --------   ------------    --------   ------------    --------   ------------
     Total ......................    279,503         100.00%    300,472         100.00%    288,300         100.00%
                                    --------   ============    --------   ============    --------   ============

Less:
  Loans in process ..............     12,123                      4,876                      4,495
  Deferred loan fees ............        102                         44                        100
  Loan loss reserve .............      1,284                      1,163                      1,104
                                    --------                   --------                   --------
   Sub Total ....................     13,509                      6,083                      5,699
                                    --------                   --------                   --------
     Total ......................   $265,994                   $294,389                   $282,601
                                    ========                   ========                   ========

Type of Security:
 Residential
   Single Family (1-4 units) ....   $227,574          81.42%    252,153          83.92%   $238,440          82.71%
   5 or more dwelling units .....      5,419           1.94       3,438           1.14       2,508            .87
 Other improved real estate .....     15,282           5.47       4,930           1.16       3,096           1.07
 Commercial or industrial leases         862            .31          19            .01          24            .01
 Deposit accounts ...............      1,351            .48       1,308            .44       1,395            .48
 Mobile home and auto ...........     21,854           7.82      31,218          10.39      31,706          11.00
 Other ..........................      7,161           2.56       7,406           2.46      11,131           3.86
                                    --------   ------------    --------   ------------    --------   ------------
     Total ......................    279,503         100.00%    300,472         100.00%    288,300         100.00%
                                    --------   ============    --------   ============    --------   ============
Less:
  Loans in process ..............     12,123                      4,876                      4,495
  Deferred loan fees ............        102                         44                        100
  Loan loss reserve .............      1.284                      1,163                      1,104
                                    --------                   --------                   --------
   Sub Total ....................     13,509                      6,083                      5,699
                                    --------                   --------                   --------
     Total ......................   $265,994                   $294,389                   $282,601
                                    ========                   ========                   ========
                                              1995                    1994
                                    -----------------------   -----------------------
                                      Amount        Percent     Amount        Percent
                                      ------        -------     ------        -------
                                                  (Dollars in thousands)
Type of Loan:
  Conventional real estate loans:
  Non-residential loans .........   $  3,670           1.35%  $  5,795           2.18%
  Residential loans .............    230,992          84.69    237,579          89.34

Commercial loans ................         29            .01         39            .01

Consumer Loans:
  Mobile home and auto loans ....     29,735          10.90     15,671           5.89
  Education loans ...............         --             --        255            .10
  Loans secured by deposits .....      1,318            .48      1,249            .47
  Home improvement loans ........         56            .02        109            .04
  Other .........................      6,947           2.55      5,231           1.97
                                    --------   ------------   --------   ------------
     Total ......................    272,747         100.00%   265,928         100.00%
                                    --------   ============   --------   ============

Less:
  Loans in process ..............      5,463                     5,389
  Deferred loan fees ............        215                       398
  Loan loss reserve .............      1,076                     1,022
                                    --------                  --------
   Sub Total ....................      6,754                     6,809
                                    --------                  --------
     Total ......................   $265,993                  $259,119
                                    ========                  ========

Type of Security:
 Residential
   Single Family (1-4 units) ....   $227,045          83.24%  $234,601          88.22%
   5 or more dwelling units .....      3,947           1.45      2,978           1.12
 Other improved real estate .....      3,670           1.35      5,795           2.18
 Commercial or industrial leases          29            .01         39            .01
 Deposit accounts ...............      1,318            .48      1,249            .47
 Mobile home and auto ...........     29,735          10.90     15,671           5.89
 Other ..........................      7,003           2.57      5,595           2.11
                                    --------   ------------   --------   ------------
     Total ......................    272,747         100.00%   265,928         100.00%
                                    --------   ============   --------   ============

Less:
  Loans in process ..............      5,463                     5,389
  Deferred loan fees ............        215                       398
  Loan loss reserve .............      1,076                     1,022
                                    --------                  --------
   Sub Total ....................      6,754                     6,809
                                    --------                  --------
     Total ......................   $265,993                  $259,119
                                    ========                  ========

       The following table shows, at December 31, 1998, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Institutions the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                       Amounts of Loans which Mature in
                              -----------------------------------------------
                                                        2004 and
                                1999     2000 - 2003   Thereafter     Total
                              --------   -----------  ------------  ---------
                                              (In thousands)
Type of Loan:
Real estate mortgage .......  $  4,695     $ 20,494     $223,086     $248,275
Other ......................     4,292       21,365        5,571       31,228
                              --------     --------     --------     --------
  Total ....................  $  8,987     $ 41,859     $228,657     $279,503
                              ========     ========     ========     ========

       The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 1998 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                              Fixed      Adjustable
                                              Rate          Rate         Total
                                            --------      --------     --------
                                                      (In thousands)
Real estate mortgage loans ...........      $ 87,227      $156,353      $243,580
Other loans ..........................        25,787         1,149        26,936
                                            --------      --------      --------
  Total ..............................      $113,014      $157,502      $270,516
                                            ========      ========      ========

       Residential Real Estate Lending. The Institutions' primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Institutions currently offer fixed-rate first mortgage and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The fixed-rate second mortgage loans provide for a maturity of ten years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Institutions make a fixed-rate mortgage loan, they determine whether the loan will be held in portfolio or sold, based primarily on the interest rate and term of the loan. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Fixed rate mortgage loans in the amount of $116.594 million were originated for sale during 1998 and $93.498 million were sold at a gain of $1,055,000. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year.

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

       Construction and Commercial Real Estate Lending. The Institutions originate loans secured by existing commercial properties and construction loans on residential real estate. The Institutions' commercial real estate loans are secured by churches, nursing homes, hotels/motels, and other income-producing properties. The Institutions originate construction loans on single family residential properties in their primary market areas, and during fiscal 1998 construction loan originations amounted to $39.737 million. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Institutions' construction loans generally range in size between $50,000 and $500,000, and the Institutions' commercial real estate loans range from $100,000 to $3,000,000. Substantially all of the commercial and construction loans originated by the Institutions have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less. At December 31, 1998, Ameriana-Indiana had $21.049 million in outstanding construction loans; Ameriana-Ohio had $2.127 million in outstanding construction loans.

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

       Consumer Loans. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Institutions have included loans on automobiles and other consumer goods, as well as education loans, loans secured by savings accounts, credit cards, and secured and unsecured lines of credit. In 1998, the Company continued to originate automobile loans. Such loans are originated both directly with customers and through automobile dealers in the Company's lending areas. The volume of automobile loans has decreased due to low competitive rates and the Company not being willing to meet these low rates.

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

       Commercial Business Lending. Under applicable law, the Institutions are permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of the Institutions' respective assets. The Institutions do not, as a common practice, make unsecured commercial loans. Ameriana-Indiana entered asset-based commercial lending, primarily commercial leasing, in 1986 but discontinued originations in this type of lending during 1989. The Company began making and purchasing the collateralized commercial loans in 1998. The total lease and commercial portfolio at December 31, 1998 was $862,000.

       Originations, Purchases and Sales. Historically, all residential and commercial real estate loans have been originated directly by the Institutions through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Institutions also obtain loans from paid brokers. The Institutions obtained $17.256 million of loans from brokers in 1998. Commercial real estate and construction loan originations have been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Institutions' programs by advertising, as well as direct solicitation.

       The Institutions have previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Institutions retain the servicing of loans they sell, the Institutions retain responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Institutions typically receive a fee of between .25% and .50% per annum of the loans' principal amount for performing this service. At December 31, 1998, the Institutions were servicing $181.336 million of loans for others.

       Management believes that purchases of loans and loan participations are generally desirable, primarily when area mortgage demand is less than the supply of funds available for local mortgage origination or when loan terms are available in areas outside the Institutions' respective local lending areas which are more favorable to their investment requirements. Additionally, purchases of loans may be made in order to diversify the Institutions' lending portfolios. The Institutions' loan purchasing activities fluctuate significantly. The servicing of purchased loans is generally performed by the seller. In order to cover servicing costs, a portion of the interest being paid by the borrower is retained by the servicer. In addition to whole loan purchases, the Institutions also purchase participation interests in loans. Both whole loans and participations are purchased on a yield basis. As of December 31, 1998, $5.629 million, or 2.12%, of the Institutions' aggregate loans consisted of purchased loans which were serviced by others.

       The following table shows aggregate loans originated, purchased and sold by the Company during the periods indicated.

                                                   Year Ended December 31,
                                              -------------------------------
                                                1998        1997        1996
                                              --------    -------     -------
                                                     (In thousands)
Loans Originated:
  Conventional real estate loans:
    Construction loans .....................  $ 39,737    $ 22,607    $ 14,885
    Loans on existing property .............    72,390      28,508      32,115
    Loans refinanced .......................    49,791      37,846      42,178
  Other loans ..............................    27,406      32,988      29,275
                                              --------    --------    --------
       Total loans originated ..............   189,324     121,949     118,453
                                              --------    --------    --------
Loans Purchased:
  Real estate loans:
    Conventional ...........................     3,938       3,710          --
    Mortgage-backed securities .............        --          --       2,532
  Commercial-other collateral ..............     2,500          --          --
                                              --------    --------    --------
       Total loans purchased ...............     6,438       3,710       2,532
                                              --------    --------    --------

Total loans originated and purchased .......  $195,762    $125,659    $120,985
                                              ========    ========    ========
Mortgage loans and leases sold .............  $ 93,498    $ 29,862    $ 18,359
                                              ========    ========    ========

       For additional information, see "Management's Discussion and Analysis-- Results of Operations" included in the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report"), which is filed as
Exhibit 13 to this report.

       Loan Underwriting. During the loan approval process, the Institutions assess both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application which is submitted to a salaried loan officer. As part of the loan application process, the Institutions obtain information concerning the income, financial condition, employment and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property which is offered to secure the loan.

       Ameriana-Indiana's loan officers and/or loan committees, analyze the loan application and the property to be used as collateral and subsequently approves or denies the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. Loans of $300,000 or more but less than $750,000 must be approved by a committee consisting of certain members of senior management. The Board of Directors must approve all loans in excess of $750,000. In connection with the origination of single family residential adjustable-rate mortgages ("ARMs"), borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment. Ameriana-Ohio's loan committee, consisting of authorized officers, may approve loan applications up to $250,000. Ameriana-Ohio's Board of Directors reviews and approves loan applications in excess of $250,000.

       Loan Commitments. Conventional loan commitments by the Institutions are granted for periods of up to 60 days. The total amount of the Institutions' aggregate outstanding commitments to originate real estate loans at December 31, 1998, was approximately $6.612 million. It has been the Institutions' experience that few commitments expire unfunded.

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

       For additional information, see Note 4 of the Consolidated Financial Statements in the Annual Report.

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

       The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated. At December 31, 1998, the Company had $701,000 of other problem loans for which the Company had serious doubts as to the ability of the borrowers to comply with the existing payment terms and conditions.

                                                                At December 31,
                                             -----------------------------------------------
                                               1998      1997      1996      1995      1994
                                              ------    ------    ------    ------    ------
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  Real Estate:
   Residential ............................   $  684    $  847    $  694    $  754    $  339
   Commercial .............................       15        --        --        --       144
  Commercial business leases ..............       --        19        24        29        39
  Consumer ................................       46        11         3         6         4
                                              ------    ------    ------    ------    ------
    Total .................................      745       877       721       789       526
                                              ------    ------    ------    ------    ------

Accruing loans contractually past due 90
  days or more:
  Real Estate:
   Residential ............................       37        61       279       515       122
   Commercial .............................       --        57        --        --        --
  Commercial business leases ..............       --        --        --        --        --
  Consumer ................................        3         7        36        25        15
                                              ------    ------    ------    ------    ------
    Total .................................       40       124       315       540       137
                                              ------    ------    ------    ------    ------

     Total of non-accrual and
       90 days past due loans .............   $  785    $1,002    $1,036    $1,329    $  663
                                              ======    ======    ======    ======    ======

Percentage of total loans (excluding
    mortgage-backed securities) ...........      .30%      .33%      .36%      .50%      .25%
                                              ======    ======    ======    ======    ======
Other non-performing assets (1) ...........   $   96    $  160    $  101    $  145    $  182
                                              ======    ======    ======    ======    ======

------------------
(1) Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

       During 1998, the Company would have recorded gross interest income of $39,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Company included interest income of $6,000 on those loans in its net income for the year. For additional information regarding the Company's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in the Annual Report, Exhibit 13 hereto.

       Federal regulations require that each savings institution shall classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset classification categories (i.e., Substandard, Doubtful and Loss). The regulations also have a Special Mention category, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the savings institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the savings institution's classifications and amounts reserved. Based on management's review of the Institutions' assets at December 31, 1998, $365,000 and $41,000 of Ameriana-Indiana's assets were classified as Substandard and Doubtful, $672,000 and $1,000 of Ameriana-Ohio's assets were classified as Substandard and Doubtful, and $104,000 and $1,750,000 of Ameriana-Indiana's and Ameriana-Ohio's assets were designated as Special Mention, respectively.

Reserves for Losses on Loans and Real Estate

       In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

       It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Institutions' respective customer bases, and periodic reviews of loan portfolio quality by the Institutions' personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 1998, Ameriana-Indiana's and Ameriana-Ohio's allowances for loan losses amounted to $984,000 and $300,000, respectively.

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

       The following table sets forth an analysis of the Company's aggregate allowance for possible loan losses for the periods indicated.

                                                              Year Ended December 31,
                                             -----------------------------------------------------
                                               1998       1997        1996        1995        1994
                                             -------    -------     -------     -------     -------
                                                              (Dollars in thousands)
Balance at Beginning of Period ..........    $ 1,163    $ 1,104     $ 1,076     $ 1,022     $   968

Charge Offs:
  Real Estate:
    Residential .........................         12         31           1          44          66
    Commercial ..........................         --         --          --          --          --
  Commercial business leases ............         --         --          --          --          78
  Consumer ..............................        153        170          51          42          27
                                             -------    -------     -------     -------     -------
                                                 165        201          52          86         171
                                             -------    -------     -------     -------     -------
Recoveries:
  Real Estate:
    Residential .........................         --         --          --           2          17
    Commercial ..........................         --         --          --          --          10
  Commercial business leases ............         --         --          10          --           2
  Consumer ..............................         27         18           4          21          15
                                             -------    -------     -------     -------     -------
                                                  27         18          14          23          44
                                             -------    -------     -------     -------     -------

Net Loans Charged-Off ...................       (138)      (183)        (38)        (63)       (127)
Increase from acquisition ...............        100         --          --          --          --
Provision for Possible Loan Losses ......        159        242          66         117         181
                                             -------    -------     -------     -------     -------

Balance at End of Period ................    $ 1,284    $ 1,163     $ 1,104     $ 1,076     $ 1,022
                                             =======    =======     =======     =======     =======

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period....        .05%       .06%        .01%        .02%        .05%
                                             =======    =======     =======     =======     =======

Ratio of Ending Allowance for
  possible loan losses to ending loans...        .49%       .40%        .39%        .40%        .39%
                                             =======    =======     =======     =======     =======

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


                                                                             At December 31,
                                           ----------------------------------------------------------------------------------
                                                   1998                           1997                     1996
                                           -----------------------     -------------------------   --------------------------
                                                        Percent of                  Percent of                     Percent of
                                                        Total Loans                 Total Loans                    Total Loans
                                                          in Each                     in Each                        in Each
                                                        Category to                 Category to                    Category to
                                            Amount      Total Loans     Amount      Total Loans       Amount       Total Loans
                                            ------      -----------     ------      -----------       ------       -----------
                                                                          (Dollars in thousands)
Loans:
  Real Estate Mortgage ..................   $  507            89%        $  476            86%        $  496            85%
  Commercial business leases ............       15            --             19            --             24            --
  Consumer ..............................      762            11            668            14            584            15
                                            ------        ------         ------        ------         ------        ------
    Total Allowance for Loan
     Losses .............................   $1,284           100%        $1,163           100%        $1,104           100%
                                            ======        ======         ======        ======         ======        ======


                                                1995                        1994
                                        ------------------------    ----------------------
                                                     Percent of                Percent of
                                                    Total Loans               Total Loans
                                                       in Each                   in Each
                                                    Category to               Category to
                                         Amount     Total Loans     Amount    Total Loans
                                         ------     -----------     ------    -----------
                                                  (Dollars in thousands)
Loans
  Real Estate Mortgage ...............    $  486        86%         $  508        92%
  Commercial business leases .........        34        --              34        --
  Consumer ...........................       556        14             480         8
                                          ------    ------          ------    ------
    Total Allowance for Loan
     Losses ..........................    $1,076       100%         $1,022       100%
                                          ======    ======          ======    ======

Investment Activities

       Interest and dividends on investment securities, Federal Home Loan Bank stock and interest-bearing deposits provides the second largest source of income for the Company (after interest on loans and mortgage-backed securities), constituting 14.56% of the Company's total interest income (and dividends) for fiscal 1998. The Institutions maintain their liquid assets in excess of the minimum requirements imposed by regulation at levels believed adequate to meet requirements of normal banking activities and potential savings outflows. At December 31, 1998, Ameriana-Indiana's and Ameriana-Ohio's liquidity ratios (liquid assets as a percentage of net withdrawable savings and short-term borrowings) were 29.40% and 17.65%, respectively.

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

       At December 31, 1998, the market values of the Company's aggregate investment securities, Federal Home Loan Bank stock and mortgage-backed securities were approximately $51.512 million, $3.588 million and $20.437 million, respectively. The following table sets forth the carrying value of the Company's short-term investments, Federal Home Loan Bank stock, and mortgage-backed securities at the dates indicated.


                                                      At December 31,
                                          ------------------------------------
                                            1998          1997          1996
                                          ---------     --------      --------
                                                      (In thousands)
Investment securities ................    $ 51,581      $ 35,395      $ 50,744
Interest-bearing deposits (1) ........      41,493        10,143         4,005
FHLB stock ...........................       3,588         3,412         3,311
Mortgage-backed securities ...........      20,217        29,996        38,542
                                          --------      --------      --------
  Total investments ..................    $116,879      $ 78,946      $ 96,602
                                          ========      ========      ========

--------------------
(1) Consist of overnight deposits and short-term non-negotiable certificates of deposit.

       The following table sets forth information regarding maturity distribution and average yields for the Company's investment securities portfolio at December 31, 1998.

                        Within 1 Year           1-5 Years          5-10  Years           Over 10 Years           Total
                      ------------------    -----------------    ------------------    ------------------   ----------------
                      Amount       Yield    Amount      Yield    Amount       Yield    Amount       Yield   Amount     Yield
                      ------       -----    ------      -----    ------       -----    ------       -----   ------     -----
Federal agencies...   $  --          --%    $1,700      6.21%    $15,922      6.12%    $33,959      6.44%   $51,581    6.33%

       The Company's mortgage-backed securities include both fixed- and adjustable-rate securities, though the Company emphasizes adjustable-rate investments in order to enhance the interest rate sensitivity of its interest-earning assets. At December 31, 1998, the Company's mortgage-backed securities consisted of the following:

                                                              Carrying      Average
                                                               Amount        Rate
                                                             ----------    ---------
                                                             (Dollars in thousands)
Variable rate:
  Repricing in one year or less ..........................      $10,731        7.45%
  Repricing in one to five years .........................        2,179        7.60
Fixed rate:
  Maturing in five years or less .........................        1,941        6.09
  Maturing in five to ten years ..........................          189        8.32
  Maturing in more than ten years ........................        5,177        7.91
                                                                -------
    Total ................................................      $20,217        7.46%
                                                                =======        ====

       As members of the Federal Home Loan Bank System, the Institutions must maintain minimum levels of liquid assets which vary from time to time. See "--Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

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

       Deposits. The Institutions attract both short-term and long-term deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Institutions offer regular savings accounts, NOW accounts, money market accounts, fixed-interest-rate certificates with varying maturities, and negotiated-rate jumbo certificates with various maturities. The Institutions also offer tax-deferred individual retirement, Keogh retirement, and simplified employer plan retirement accounts.

       As of December 31, 1998, approximately 31.70%, or $105.875 million, of the Institutions' aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

       Interest earned on passbook and statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for Ameriana-Indiana and quarterly for Ameriana-Ohio. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. The interest rate on these accounts is established by management.

       The Institutions also make available to their depositors a number of certificates of deposit with various terms and interest rates to be competitive in their respective market areas. These certificates have minimum deposit requirements as well.

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Institutions between the dates indicated.

                                                             Increase                            Increase
                                          Balance at         (Decrease)         Balance at      (Decrease)         Balance at
                                         December 31,       From Prior         December 31,     From Prior         December 31,
                                              1998             Year               1997            Year                1996
                                     --------------------   ----------   --------------------   ----------   ---------------------
                                                                         (Dollars in thousands)
Savings deposits ..................  $  44,178     13.23%   $    (536)   $  44,714     13.88%   $  (2,072)   $  46,786      14.68%
NOW accounts ......................     32,419      9.71       10,222       22,197      6.89        1,812       20,385       6.40
Money market deposit accounts .....     29,278      8.77       21,480        7,798      2.42         (133)       7,931       2.49

Certificate accounts:
  Jumbo certificates ..............     28,153      8.43        4,121       24,032      7.46        6,827       17,205       5.40
  Fixed rate certificates:
   12 months or less ..............     60,367     18.07      (15,673)      76,040     23.60      (12,590)      88,630      27.81
   13-24 months ...................     42,183     12.63       11,326       30,857      9.58       (2,926)      33,783      10.60
   25-36 months ...................     68,973     20.65        8,477       60,496     18.77       27,226       33,270      10.44
   37 months or greater ...........     23,789      7.12      (26,679)      50,468     15.66      (13,760)      64,228      20.14
  Variable rate certificate:
   18 months ......................      4,649      1.39         (966)       5,615      1.74         (872)       6,487       2.04
                                     ---------    ------    ---------    ---------    ------    ---------    ---------     ------
                                     $ 333,989    100.00%      11,772    $ 322,217    100.00%   $   3,512    $ 318,705     100.00%
                                     =========    ======    =========    =========    ======    =========    =========     ======

     The variety of deposit accounts offered by the Institutions has permitted them to be competitive in obtaining funds and has allowed them to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Institutions have become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Institutions to attract and maintain deposits and their costs of funds have been, and will continue to be, significantly affected by money market conditions. The Institutions currently offer a variety of deposit products as options to the customer. They include noninterest-bearing and interest-bearing NOW accounts, Passbook accounts, Money Market Demand Accounts, ("MMDA") and Certificates of Deposit ranging in terms from three months to seven years.

     The following table sets forth the Company's average aggregate balances and interest rates. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).


                                                       For the Year Ended December 31,
                                  -----------------------------------------------------------------------
                                         1998                      1997                    1996
                                  --------------------      -------------------      --------------------
                                              Average                   Average                   Average
                                  Average       Rate        Average       Rate        Average       Rate
                                  Balance       Paid        Balance       Paid        Balance       Paid
                                  --------     ------       -------      ------       -------      ------
                                                              (Dollars in thousands)
Interest-bearing demand
   deposits....................  $   36,274     3.12%       $   19,579    2.30%      $   28,691     1.66%
Savings deposits...............      45,626     2.13            45,529    2.50           48,556     2.59
Time deposits..................     231,141     5.69           251,670    5.77          233,330     5.76
                                 ----------                 ----------               ----------
                                 $  313,041     4.88        $  316,778    5.09       $  310,577     4.89
                                 ==========                 ==========               ==========

     The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.

                                                   At December 31,
                                    ------------------------------------------
                                      1998             1997             1996
                                    --------         --------         --------
                                                  (In thousands)
Less than 4% ................       $    757         $    101         $    224
 4% - 5.99% .................        169,194          153,211          161,862
 6% - 7.99% .................         57,754           92,849           77,787
 8% - 9.99% .................            409            1,346            3,730
                                    --------         --------         --------
                                    $228,114         $247,507         $243,603
                                    ========         ========         ========

     The following table sets forth the amount and maturities of the Company's time deposits at December 31, 1998.

                                                                Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                        More Than
      Rate                        One Year        1-2 Years      2-3 Years          3 Years        Total
      ----                        --------        ---------      ---------         ---------       -----
                                                                 (In thousands)
Less than 4%....................  $     688       $       26     $       41      $        2       $      757
4% - 5.99%......................    102,986           43,386         14,032           8,790          169,194
6% - 7.99%......................     18,971           33,995          1,355           3,433           57,754
8% - 9.99%......................        391               18             --              --              409
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 123,036       $   77,425     $   15,428      $   12,225       $  228,114
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of the Company's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 1998.


                                                                  Passbook, NOW
                                               Certificates         and MMDA
Maturity Period                                 of Deposit          Deposits
---------------                                ------------      --------------
                                                         (In thousands)
Three months or less.........................   $   5,398          $   15,209
Over three through six months................       5,448                  --
Over six through twelve months...............       7,151                  --
Over twelve months...........................      10,156                  --
                                                ---------          ----------
     Total...................................   $  28,153          $   15,209
                                                =========          ==========

     The following table sets forth the aggregate savings activities of the Company for the periods indicated.

                                                                 Year Ended December 31,
                                                     ----------------------------------------------
                                                          1998             1997             1996
                                                          ----             ----             ----
                                                                      (In thousands)
Net increase (decrease) before interest credited....  $   (2,815)       $  (12,690)      $   12,928
Interest credited...................................      14,587            16,202           14,992
                                                      ----------        ----------       ----------
  Net increase (decrease) in deposits...............  $   11,772        $    3,512       $   27,920
                                                      ==========        ==========       ==========

     Borrowings. Deposits are the primary sources of funds for the Institutions' lending and investment activities and for their general business purposes. Ameriana-Indiana and Ameriana-Ohio can also use advances (borrowings) from the Federal Home Loan Banks of Indianapolis and Cincinnati, respectively, to supplement their supplies of lendable funds, to meet deposit withdrawal requirements and to extend the terms of their liabilities. Advances from the Federal Home Loan Bank are typically secured by the Institutions' stock in its Federal Home Loan Bank and a portion of the Institutions' first mortgage loans or investment securities. At December 31, 1998, Ameriana-Ohio had $17.01 million of advances outstanding from the Federal Home Loan Bank of Cincinnati and Ameriana-Indiana had no advances outstanding.

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

Average Balance Sheet

         The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated and average yields earned and rates paid at December 31, 1998. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                                                               Year Ended December 31,
                                                                    ----------------------------------------------------------------
                                               At December 31,                    1998                             1997
                                                     1998           -------------------------------  -------------------------------
                                               ----------------                          Average                          Average
                                               Balance    Rate     Balance    Interest  Yield/Cost  Balance    Interest  Yield/Cost
                                               -------   ------    -------    --------  ----------  -------    --------  ----------
                                                                                                     (Dollars in thousands)
Interest-earning assets:
 Loan portfolio (1) ........................  $265,994     7.92%   $277,233   $ 22,517      8.12%   $290,922   $ 23,234      7.99%
 Mortgage-backed securities ................    20,217     7.35      25,236      1,663      6.59      34,005      2,319      6.82
 Short term investments and other
  interest-earning assets (2) ..............    96,662     5.72      67,716      4,121      6.08      54,816      3,780      6.90

                                              --------  -------    --------   --------   -------    --------   --------   -------
    Total interest-earning assets ..........   382,873     7.36     370,185     28,301      7.64     379,743     29,333      7.72

Noninterest-earning assets .................    22,845               20,002                           16,940
                                              --------             --------                         --------
    Total assets ...........................  $405,718             $390,187                         $396,683
                                              ========             ========                         ========

Interest-bearing liabilities:
  Deposits .................................  $319,356     4.71    $313,041     15,265      4.88    $316,778     16,114      5.09
  FHLB advances ............................    17,101     5.34      12,379        728      5.88      19,791      1,231      6.22
                                              --------  -------    --------   --------   -------    --------   --------   -------
    Total interest-bearing liabilities: ....   336,457     4.74     325,420     15,993      4.91     336,569     17,345      5.15
                                                        -------               --------   -------               --------   -------
Noninterest-bearing liabilities ............    23,912               19,522                           16,253
                                              --------             --------                         --------
    Total liabilities ......................   360,369              344,942                          352,822

Shareholders' equity .......................    45,349               45,245                           43,861
                                              --------             --------                         --------
    Total liabilities and shareholders'
      equity ...............................  $405,718             $390,187                         $396,683
                                              ========             ========                         ========

Net interest income ........................                                  $ 12,308                         $ 11,988
                                                                              ========                         ========
Interest rate spread .......................               2.62%                            2.73%                            2.57%
                                                        =======                         ========                         ========
Net yield on interest-earning assets .......                                                3.32%                            3.16%
                                                                                        ========                         ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities ..                                              113.76%                          112.83%
                                                                                        ========                         ========
                                             ----------------------------------
                                                           1996
                                             ----------------------------------
                                                          Average     Average
                                              Balance    Interest    Yield/Cost
                                              -------    --------    ----------
Interest-earning assets:
 Loan portfolio (1) ........................  $276,752   $ 22,060       7.97%
 Mortgage-backed securities ................    42,326      2,880       6.80
 Short term investments and other
  interest-earning assets (2) ..............    54,846      3,627       6.61
                                              --------   --------   --------
    Total interest-earning assets ..........   373,924     28,567       7.64

Noninterest-earning assets .................    16,483
                                              --------
    Total assets ...........................  $390,407
                                              ========

Interest-bearing liabilities:
  Deposits .................................  $310,577     15,183       4.89
  FHLB advances ............................    25,987      1,522       5.86
                                              --------   --------   --------
    Total interest-bearing liabilities: ....   336,564     16,705       4.96
                                              --------   --------   --------
Noninterest-bearing liabilities ............     9,289
                                              --------
    Total liabilities ......................   345,853
Shareholders' equity .......................    44,554
                                              --------
    Total liabilities and shareholders'
      equity ...............................  $390,407
                                              ========

Net interest income ........................             $ 11,862
                                                         ========
Interest rate spread .......................                            2.68%
                                                                    ========
Net yield on interest-earning assets .......                            3.17%
                                                                    ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities ..                          111.10%
                                                                    ========

-------------
(1) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions, investment securities and FHLB stock.

Subsidiary Activities

     As federally chartered savings institutions, the Institutions are permitted to invest an amount equal to 2% of their respective assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations at December 31, 1998, Ameriana-Indiana and Ameriana-Ohio were authorized to invest up to approximately $9.395 million and $2.758 million, respectively, in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests, which the Institutions do, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

     The Company owns all of the stock of Ameriana-Indiana and Ameriana-Ohio and operates as a multiple thrift holding company. The Company also owns all of the stock of Indiana Title Insurance Company, which provides title insurance services in the communities it serves and all the stock of AIA, which provides insurance products to the communities it serves. AIA was dividended to the Company on December 31, 1998 by Ameriana-Indiana. The Company recently expanded its title services by opening a second location in the Avon, Indiana branch.

     Ameriana-Indiana has one direct wholly-owned subsidiary, Ameriana Financial Services, Inc. ("AFS"). AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana which offers a full line of credit related insurance products. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. Ameriana-Ohio has one direct wholly owned subsidiary, Deer Park Service Corporation, which operates a brokerage facility in conjunction with Money Concepts/Pinnacle Financial Advisors, Inc.

     At December 31, 1998, Ameriana-Indiana's and Ameriana-Ohio's investments in, and loans to, their subsidiaries were approximately $2.976 million and $9.397, respectively, consisting of direct equity investments and lines of credit.

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

     The Institutions have offices in Henry, Hancock, Hendricks, Shelby and Madison Counties in Indiana and in Hamilton County, Ohio. In addition to the financial institutions which have offices in these counties, the Institutions compete with several commercial banks and savings institutions in surrounding counties, many of which have assets which are substantially larger than the Institutions.

Regulation

     General. As federally chartered savings banks, the Institutions are subject to extensive regulation by the OTS. The lending activities and other investments of the Institutions must comply with various federal regulatory requirements. The OTS periodically examines the Institutions for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF members. The Institutions must file reports with the OTS describing their activities and financial condition. The Institutions are also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Company is subject to the OTS' regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. On January 6, 1999 legislation restructuring the activities and regulations oversight of the financial services industry ("H.R. 10"), was reintroduced in the U.S. House of Representatives. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. H.R. 10 removes many of the statutory restrictions contained in current laws regulating the financial services industry. In particular, H.R. 10 repeals the Glass-Steagall Act prohibitions on banks affiliating with securities firms and thereby allowing holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds and also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product. H.R. 10 also calls for a new regulatory framework of financial institutions and their holding companies. The legislation preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. At this time, it is unknown how H.R. 10 will be modified, or if enacted into law, what form the final version of the legislation might take and how the legislation may affect the business and operations and competitive environment of the Company and the Institutions.

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

     Under implementing regulations, the federal banking regulators, including the OTS, generally will measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a CAMELS 1 rating). An "undercapitalized" savings institution is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). A "significantly undercapitalized" savings institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or
(ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" core capital to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any composite rating category. The Institutions are classified as well capitalized under the regulations.

     Standards for Safety and Soundness. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Institutions meet substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect their operations.

     Additionally, the FDICIA required each federal banking agency to establish standards relating to the adequacy of asset and earnings quality. In 1995, these agencies, including the OTS, issued guidelines relating to asset and earnings quality. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset quality and earnings standards have a material effect on the Institutions.

     Year 2000 Readiness Disclosure. The federal banking agencies, including the OTS, have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that defines scenarios where mission-critical systems might fail, evaluates contingency options to keep business operations going and provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution.

     The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For information regarding the Institutions' Year 2000 readiness, see

"Management's Discussion and Analysis and Results of Operations -- Year 2000 Readiness Disclosure" in the Annual Report.

     Federal Home Loan Bank System. The Institutions are members of the Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the Federal Home Loan Banks of Indianapolis and Cincinnati, the Institutions are required to acquire and hold shares of capital stock in their respective Federal Home Loan Banks amounts at least equal to the greater of 1% of the aggregate unpaid principal of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the Federal Home Loan Banks, whichever is greater. Ameriana-Indiana and Ameriana-Ohio were in compliance with this requirement at December 31, 1998, with investments in Federal Home Loan Bank stock of $2.404 million and $1.184 million, respectively.

     The Federal Home Loan Banks serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. At December 31, 1998, Ameriana-Ohio had $17.01 million, of advances outstanding from the Federal Home Loan Bank of Cincinnati and Ameriana-Indiana had no advances outstanding.

     Liquidity Requirements. The Institutions are required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, specified obligations of the United States government, states or federal agencies, shares in mutual funds with certain restricted investment policies and highly-rated corporate debt, and commercial paper) equal to a monthly average of not less than a specified percentage (currently 4%) of their respective net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratios of Ameriana-Indiana and Ameriana-Ohio at December 31, 1998 were 29.40% and 17.65%, respectively.

     Insurance of Accounts. The Institutions are required to pay assessments based on a percentage of their insured deposits to the FDIC for insurance of their accounts by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC sets semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF to 1.25% of estimated insured deposits or to a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The FDIC has adopted an assessment schedule for SAIF deposit insurance premiums where the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment category are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     At December 31, 1998, approximately 94.28% and 89.98% of Ameriana-Indiana's and Ameriana Ohio's respective assets were invested in Qualified Thrift Investments as currently defined.

     Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital, a combination of core and "supplementary" capital, equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk- based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). See "-- Prompt Corrective Regulatory Action." For purposes of the regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, unless the subsidiaries are engaged in activities undertaken as agent for customers or in mortgage banking activities, or the subsidiaries are depository institutions or holding companies therefor.

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

     In determining compliance with the risk-based capital requirement, a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of certain high loan-to-value ratio land loans and non-residential construction loans, and equity investments other than those deducted from core and tangible capital.

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

     In determining compliance with the regulatory capital standards, all of a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for a national bank are to be deducted from the savings institution's capital. Certain subsidiaries are exempted from this treatment, including any subsidiary engaged in impermissible activities solely as agent for its customers (unless the FDIC determines otherwise), subsidiaries engaged solely in mortgage banking, and subsidiary depository institutions and holding companies therefor that were acquired prior to May 1, 1989. At December 31, 1998, Ameriana-Indiana had $2.976 million, or 9.0% of its total regulatory capital, invested in or lent to its subsidiary, AFS, which is indirectly engaged in insurance underwriting activities not permissible to national banks. Due to the relatively small percentage of Ameriana-Indiana's capital invested in or lent to its subsidiary, Ameriana-Indiana does not anticipate that the required deductions described above will have a material effect on Ameriana-Indiana's capital.

     The table below represents the Institutions' historical capital position relative to their various minimum regulatory capital requirements at December 31, 1998.

                                       Ameriana-Indiana             Ameriana-Ohio
                                     ---------------------      ---------------------
                                                Percent of                 Percent of
                                     Amount     Assets (1)      Amount     Assets (1)
                                     ------     ----------      ------     ----------
                                                    (Dollars in thousands)
Tangible Capital ................    $32,551       10.4%        $ 7,842        8.7%
Tangible Capital Requirement ....      4,688        1.5           1,360        1.5
                                     -------       ----         -------       ----
  Excess ........................    $27,863        8.9%        $ 6,482        7.2%
                                     =======       ====         =======       ====

Core Capital ....................    $32,551       10.4%        $ 7,842        8.7%
Core Capital Requirement ........      9,376        3.0           2,720        3.0
                                     -------       ----         -------       ----
  Excess ........................    $23,175        7.4%        $ 5,122        5.7%
                                     =======       ====         =======       ====

Total Capital (i.e., Core and
  Supplementary Capital) ........    $33,052       22.0%        $ 8,100       17.5%
Risk-Based Capital Requirement ..     12,011        8.0           3,705        8.0
                                     -------       ----         -------       ----
  Excess ........................    $21,041       14.0%        $ 4,395        9.5%
                                     =======       ====         =======       ====

---------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based upon Ameriana-Indiana's current level of interest rate risk exposure, it is subject to additional capital requirements.

     The 200 basis point immediate increase in rates would create a net portfolio decrease of $7,620,000. Based upon 2% of assets from the June 30, 1998 Thrift Financial Report, Ameriana-Indiana would be required to reduce capital by 50% of the difference or $754,000. The excess risk-based capital would be reduced to an excess of $20,287,000 from the previously calculated excess of $21,041,000. Based on Ameriana-Ohio's current level of interest rate risk exposure it is not subject to additional capital requirements.

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

     Loans-to-One-Borrower Limitations. Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, an institution's loans and extensions of credit outstanding at one time to a person and not fully secured shall not exceed 15% of the unimpaired capital and surplus of the savings institution on an unsecured basis. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its regulatory capital standards; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. A savings institution is also authorized to make loans to one borrower to finance the sale of real property acquired in satisfaction of debts in an amount up to 15% of unimpaired capital and surplus. Certain types of loans are exempted from the lending limits, including loans secured by savings deposits.

     At December 31, 1998, the maximum amounts Ameriana-Indiana and Ameriana-Ohio could lend to one borrower under the 15% standard were $4.957 million and $1.215 million, respectively. At that date, Ameriana- Indiana's and Ameriana-Ohio's largest loans to one borrower were $4.472 million and $565,000, respectively.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% net transaction accounts from $4.9 million to $46.5 million, plus 10% of the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1998, the Institutions met their respective reserve requirements.

     Savings and Loan Holding Companies. Since its acquisition of all of Ameriana-Indiana's stock in March 1990, the Company has been a savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, the Company is registered with the OTS and is subject to regulation, examination, supervision and reporting requirements. Upon its acquisition of Ameriana-Ohio in 1992, the Company became a multiple savings and loan holding company subject to additional regulatory requirements. As subsidiaries of the Company, the Institutions are subject to certain restrictions in their dealings with the Company and its affiliates.

     The Home Owners' Loan Act generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings institution or savings and loan holding company or acquiring all or substantially all of the assets thereof, or (ii) acquiring or retaining more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. A savings and loan holding company may not acquire as a separate subsidiary savings institution which has principal offices outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if the holding company controlled (as defined) such institution as of March 5, 1987, or (iii) when the statutes of the state where an institution to be acquired is located specifically permit such an acquisition. Under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an undercapitalized savings institution for cash without that savings institution being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary of such holding company, or any other savings and loan holding company.

     A bank holding company, upon receipt of appropriate approvals from the Federal Reserve Board and the Director of the OTS, is authorized to acquire control of any savings institution or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. A savings institution acquired by a bank holding company (i) may, so long as the thrift continues to meet the qualified thrift lender test, continue to branch to the same extent as permitted to other non-affiliated savings institutions similarly chartered in the state, and (ii) cannot continue any non-banking activities not authorized for bank holding companies. Savings institutions acquired by a bank holding company may, if located in a state where Ameriana-Indiana holding company is legally authorized to acquire a bank, be converted to the status of a bank but deposit insurance assessments and payments continue to be paid by the institution to the SAIF. A savings institution so converted to a bank becomes subject to the branching restrictions applicable to banks. Under certain circumstances, a savings institution acquired by a bank holding company may be merged with an existing bank subsidiary of the holding company (deposit insurance assessments and payments attributable to the merged savings institution will continue to be those of and paid to SAIF pursuant to a prescribed formula).

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

     Extensions of credit by savings institutions to executive officers, directors and principal shareholders are subject to the restrictions set forth in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O. Under Section 22(h), loans to an executive officer and to holders of more than 10% of any class of a savings institution's voting stock, and certain affiliated entities of either, may not exceed together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and holders of more than 10% of any class of a savings institution's voting stock, and their respective affiliates, unless such is approved in advance by a majority of the board of directors of the institution with an "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) and Regulation O require that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a savings institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers or depository institutions not be made on terms more favorable than those afforded other borrowers, requires approval by the board of directors of a depository institution for extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Prior to its acquisition of Ameriana-Ohio in August 1992, the Company operated as a unitary savings and loan holding company. There generally were no restrictions on the business activities of the Company as a unitary savings and loan holding company, or those of the Company's nonbanking subsidiaries. Upon the Company's acquisition of Ameriana-Ohio, the Company became a multiple savings and loan holding company. As a result, the activities of the Company and any of its subsidiaries (other than the Institutions) have thereafter been subject to certain restrictions. The Home Owners' Loan Act limits the business activities of multiple savings and loan holding companies and their nonbanking subsidiaries to (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 6, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS prohibits or limits such activities for savings and loan holding companies. The activities authorized by the OTS for multiple savings and loan holding companies as of March 6, 1987 include a variety of activities including, among other things, the origination, purchase, sale and servicing of various loans, the provision of clerical services primarily for affiliates, the provision of certain other management services to affiliates and other multiple holding companies and the underwriting or reinsuring of credit life insurance in connection with extensions of credit by a savings association subsidiary or another savings and loan holding company or subsidiary thereof. The OTS has also approved various real estate-related activities for multiple holding companies including the acquisition of unimproved lots or the acquisition of unimproved real estate for prompt development and subdivision, the development, subdivision and construction of improvement of acquired real estate for sale or rental, the acquisition of improved real estate and mobile homes to be held for rental or sale, the acquisition of improved real estate for remodeling, rehabilitation, modernization, renovation or demolition or rebuilding for sale or rental and the maintenance and management of improved real estate. In the event any savings association subsidiary of a multiple savings and loan holding company fails to satisfy the Qualified Thrift Lender test and does not requalify within one year, the holding company would be required to register as a bank holding company and would become subject to the more stringent activity limitations applicable to bank holding companies.

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

     Federal Taxation. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. However, institutions such as Ameriana-Indiana and

Ameriana-Ohio which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in certain real property, and nonqualifying loans, which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Ameriana-Indiana and Ameriana-Ohio historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

     Legislation that was effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. Ameriana-Indiana and Ameriana-Ohio will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

     The legislation provides for a suspension of this recapture if the institution meets the "residential loan requirement." This requirement is met if the principal amount of residential loans that the institution originates during its first taxable year after December 31, 1995, exceeds the average of the principal amounts of residential loans made by the institution during the six most recent taxable years beginning before January 1, 1996. If the requirement is met, the recapture is suspended until a taxable year beginning after December 31, 1997. Recapture is mandatory no later than for tax years beginning after December 31, 1997.

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

     State Taxation. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as Ameriana-Indiana. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of adjusted taxable income. Ameriana-Ohio is subject to an Ohio franchise tax based on its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempt assets. The resulting net taxable value is taxed at a rate of 1.4% for 1999. The Company's Indiana income tax returns have been audited through 1989, and its Ohio franchise tax returns have not been audited during the past five years. For additional information, see Note 10 of the Consolidated Financial Statements included in the Annual Report and appearing at Exhibit 13 to this report.

Employees

     As of December 31, 1998, the Company and subsidiaries had approximately 162 full-time and 10 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

Executive Officers

                         Age at
Name                December 31, 1998     Principal Position
----                -----------------     ------------------

Harry J. Bailey            56             President and Chief Executive Officer
                                          of Ameriana-Indiana and the Company

Timothy G. Clark           48             Executive Vice President and Chief
                                          Operating Officer of Ameriana-Indiana

Ronald M. Holloway         49             Senior Vice President and Chief
                                          Lending Officer of Ameriana-Indiana

Ralph E. Kerwin            62             Senior Vice President, Deposit
                                          Services of Ameriana-Indiana

Michael C. Olson           49             President and Chief Executive Officer
                                          of Ameriana-Ohio

Nancy A. Rogers            56             Senior Vice President - Marketing
                                          Services of Ameriana-Indiana and
                                          Secretary of Ameriana-Indiana and the
                                          Company (since retirement of
                                          Mr. Pruim effective January 1, 1998
                                          -- see above).

Richard E. Welling         53             Senior Vice President - Treasurer of
                                          Ameriana-Indiana and Company (since
                                          retirement of Mr. Pruim effective
                                          January 1, 1998.

Edward J. Wooton           45             Senior Vice President - Subsidiaries
                                          of Ameriana-Indiana and Senior Vice
                                          President of the Company

Jan F. Wright              55             Senior Vice President - Branch
                                          Operations of Ameriana-Indiana

     Unless otherwise noted, all officers have held the position described below for at least the past five years.

     Harry J. Bailey has been President of the Company and Ameriana-Indiana since May 1990 and was appointed Chief Executive Officer in December 1990. Mr. Bailey had been the Executive Vice President and Chief Operating Officer of the Company since its formation in 1989 and of Ameriana-Indiana since February 1984. He has been a director of Ameriana-Indiana since 1987 and a director of the Company since its formation.

     Timothy G. Clark joined Ameriana-Indiana as Executive Vice President and Chief Operating Officer on September 2, 1997. He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for 5 years and prior to that held senior management positions with Central National Bank in Greencastle, Indiana for 5 years and Hancock Bank & Trust in Greenfield, Indiana for 13 years.

     Ronald M. Holloway has been employed by Ameriana-Indiana since 1973 and was elected Senior Vice President and Chief Lending Officer in December 1995. Mr. Holloway previously was responsible for the loan servicing department of Ameriana-Indiana.

     Ralph E. Kerwin has been employed by Ameriana-Indiana since 1964 and heads the funds acquisition function as Senior Vice President - Deposit Services.

     Michael C. Olson was elected to the position of President and Chief Executive Officer of Ameriana-Ohio in March 1995. He was formerly Senior Vice President - Branch Operations and Marketing of Ameriana-Indiana and the Chief Executive Officer of Citizens Federal prior to its merger with Ameriana-Indiana in 1988. He has been employed in the thrift industry since 1974.

     Nancy A. Rogers was elected as Senior Vice President - Marketing Services in March 1995 and was also appointed Secretary of the Company and Ameriana-Indiana in 1998. She has been employed at Ameriana-Indiana since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

     Richard E. Welling, a certified public accountant, joined Ameriana-Indiana as a Senior Vice President on December 1, 1997, and was appointed Treasurer of the Company and Ameriana-Indiana in 1998. Prior to joining Ameriana-Indiana, he was employed as Secretary, Treasurer and Chief Financial Officer of AMBANC Corp. in Vincennes, Indiana, where he had been employed for eleven years.

     Edward J. Wooton joined the staff of Ameriana-Indiana in August 1985 as Senior Vice President Subsidiaries and directs diversified operations of Ameriana-Indiana. He came to Ameriana-Indiana from the Management Advisory Services Group of Deloitte and Touche, and prior to that he was an operations officer of a thrift institution in the Chicago area. He was appointed Senior Vice President of the Company in 1989.

     Jan F. Wright was elected as Senior Vice President - Branch Operations in March 1995 and has been employed by Ameriana-Indiana since 1972. He previously held the position of Vice President and Director of Loan Origination and Processing.

Item 2.  Properties
-------------------

     Offices and Other Material Properties

     The following table sets forth the location of the Company's office facilities at December 31, 1998 and certain other information relating to these properties at that date.

                                         Year           Total             Net          Owned/       Square
                                       Acquired      Investment       Book Value       Leased        Feet
                                       --------      ----------       ----------       ------       ------
Ameriana-Indiana:

  Main Office
  2118 Bundy Avenue
  New Castle, Indiana.............       1958      $   3,313,338      $   1,046,702     Owned        20,500

  1311 Broad Street
  New Castle, Indiana.............       1890          1,364,654            442,712     Owned        18,000

  956 North Beechwood Street
  Middletown, Indiana.............       1971            441,803            111,158     Owned         5,500

  22 North Jefferson
  Knightstown, Indiana............       1979            572,297            200,516     Owned         3,400

  1810 North State Street
  Greenfield, Indiana.............       1995          1,469,709          1,142,867     Owned         5,800

  99 Dan Jones Road
  Avon, Indiana...................       1995          1,826,738          1,637,300     Owned        12,600

  1754 East 53rd Street
  Anderson, Indiana...............       1993            424,658            313,437     Owned         1,500

  488 W. Main Street
  Morristown, Indiana.............       1998            451,053            396,498     Owned         2,600

Ameriana-Ohio:

  7200 Blue Ash Road
  Cincinnati, Ohio................       1992          1,379,102            605,627     Owned         9,100

  2894 W. U.S. 22 & 3
  Maineville, Ohio................       1998            126,711             60,963    Leased         3,000

  6385 Branch Hill-Guinea Pike
  Loveland, Ohio..................       1998             71,145             48,354    Leased         1,500

Ameriana Insurance Agency, Inc.
  2020 S. Memorial Drive
  New Castle, Indiana.............       1987            223,034             82,251    Leased         1,200

Indiana Title Insurance Company
  1309 Broad Street
  New Castle, Indiana.............       1991             11,540              3,559    Leased         1,000
                                                   -------------       ------------

        Total.....................                 $  11,675,782       $  6,091,944
                                                   =============       ============

     The Institutions use on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 1998, the total net book value of the Company's offices and equipment (including leasehold improvements) was $6.092 million.

Item 3. Legal Proceedings
-------------------------

     The Company and its subsidiaries are not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder
----------------------------------------------------------------------------
        Matters
        -------

     The information set forth (i) in Note 18 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements" and (ii) under the section titled "Market Information" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information set forth under the section titled "Selected Financial Data" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The information set forth under the section titled "Management's Discussion and Analysis" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     1.   Report of Independent Auditor

     2.   Financial Statements

          (a)  Consolidated Statements of Condition at December 31, 1998 and
               1997

          (b) Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1998

          (c) Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1998

          (d) Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1998

          (e)  Notes to Consolidated Financial Statements

          All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   Exhibits

          3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the SEC on September 18, 1989

     10.1 Ameriana Bancorp stock option plans and other option agreements -- 1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990; 1996 Stock Option and Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996; other option agreements with Charles M. Drackett, Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

     10.2 Ameriana-Indiana Employment Agreements with Harry J. Bailey and Edward
          J. Wooton -- agreements with Mr. Bailey incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

     10.3 Form of Employment Agreement with Senior Officers, Richard E. Welling, Timothy G. Clark and Michael C. Olson incorporated herein by reference to Exhibit 10.2 hereto

     10.4 Ameriana Bancorp 1996 Stock Option and Incentive Plan, as amended in 1998

     13   Annual Report to Stockholders

     21   Subsidiaries

     23   Consent of Olive LLP

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

                                           AMERIANA BANCORP

Date: March 30, 1999                   By: /s/ Harry J. Bailey
                                           -------------------------------------
                                           Harry J. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.

By:                                    By: /s/ Harry J. Bailey
    ---------------------------------      ----------------------------------
    Paul W. Prior                          Harry J. Bailey
    Chairman of the Board                  President, Chief Executive Officer
                                            and Director
                                           (Principal Executive Officer)

By: /s/ Richard E. Welling             By: /s/ Donald C. Danielson
    --------------------------------       ----------------------------------
    Richard E. Welling                     Donald C. Danielson
    Senior Vice President - Treasurer      Director
    (Principal Financial and
     Accounting Officer)

By: /s/ Charles M. Drackett, Jr.       By: /s/ R. Scott Hayes
    --------------------------------       ----------------------------------
    Charles M. Drackett, Jr.               R. Scott Hayes
    Director                               Director

By: /s/ Michael E. Kent                By: /s/ Ronald R. Pritzke
    --------------------------------       ----------------------------------
    Michael E. Kent                        Ronald R. Pritzke
    Director                               Director

                                 EXHIBIT INDEX
Exhibit
-------

   3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the SEC on September 18, 1989

   10.1 Ameriana Bancorp stock option plans and other option agreements -- 1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990; 1996 Stock Option and Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996; other option agreements with Charles M. Drackett, Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

   10.2 Ameriana-Indiana Employment Agreements with Harry J. Bailey, and Edward J. Wooton -- agreements with Mr. Bailey incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

   10.3 Form of Employment Agreement with Senior Officers, Richard E. Welling, Timothy G. Clark and Michael C. Olson incorporated herein by reference to Exhibit 10.2 hereto

   10.4   Ameriana Bancorp 1996 Stock Option and Incentive Plan, as amended in
          1998

   13     Annual Report to Stockholders

   21     Subsidiaries

   23     Consent of Olive LLP

   27     Financial Data Schedule