Form 10-Q
period 1999-03-31
AMERIANA BANCORP
filed 1999-05-13
CIK 855574

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.   20549

                         FORM 10-Q

                      QUARTERLY REPORT

             Pursuant to Section 13 or 15 (d) of
             The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------
   March 31, 1999               Commission File Number:  0-18392
                                                         -------
                       Ameriana Bancorp
                       ----------------

         Indiana                                35-1782688
-------------------------------           ---------------------
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)           identification number)

2118 Bundy Avenue, New Castle, Indiana   47362-1048
--------------------------------------           ----------
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

     As of May 7, 1999, there were issued and outstanding
3,424,768 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES

                       CONTENTS


  PART I  -  FINANCIAL INFORMATION                      Page No.
                                                        --------
     ITEM 1 - Financial Statements

        Consolidated Statements of Condition as of
        March 31, 1999 and December 31, 1998 . . . . . . . 3

        Consolidated Statements of Income for the
        Three Months March 31, 1999 and 1998 . . . . . . . 4

        Consolidated Statements of Cash Flows for
        the Three Months Ended March 31, 1999
        and 1998. .  . . . . . . . . . . . . . . . . . . . 5

        Notes to Consolidated Financial Statements . . . . 6

     ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations  . . . . . . . . . . . . . . . 7

     ITEM 3 - Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . 9

  PART II - OTHER INFORMATION  . . . . . . . . . . . . . .12

  SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . .14

                  AMERIANA BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION

                                                     March 31,    December 31,
                                                       1999          1998
                                                   ------------   -----------
ASSETS

  Cash on hand and in other institutions           $ 6,818,169    $ 7,545,308
  Interest-bearing demand deposits                  22,980,363     38,005,929
  Investment-bearing time deposits                   4,686,000      3,487,000
  Investment securities held to maturity (fair
    value of $70,864,000 and $51,512,000)           71,551,948     51,581,077
  Mortgage-backed securities held to maturity
    (fair value of $18,794,000 and $20,437,000)     18,580,042     20,217,346
  Mortgage loans held for sale                       2,079,225      4,181,256
  Loans receivable                                 257,647,820    263,097,420
  Allowance for loan losses                         (1,309,850)    (1,284,286)
                                                  ------------   ------------
      Net loans receivable                         256,337,970    261,813,134
  Real estate owned                                    103,946         96,408
  Premises and equipment                             6,027,020      6,091,944
  Stock in Federal Home Loan Bank                    3,608,100      3,587,700
  Mortgage servicing rights                          1,107,926      1,076,948
  Investments in unconsolidated subsidiaries         1,375,705      1,424,455
  Intangible assets                                  1,995,535      2,057,464
  Other assets                                       7,929,494      4,552,194
                                                  ------------   ------------
      Total assets                                $405,181,443   $405,718,163
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 13,595,946   $ 14,633,031
      Interest-bearing                             318,456,938    319,356,272
                                                  ------------   ------------
         Total deposits                            332,052,884    333,989,303
    Advances from Federal Home Loan Bank            18,614,050     17,100,699
    Drafts payable                                   2,360,207      4,353,792
    Advances by borrowers for taxes and insurance    1,082,838      1,030,976
    Other liabilities                                6,235,385      3,894,245
                                                  ------------   ------------
       Total liabilities                           360,345,364    360,369,015

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized; none issued)                              --             --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1999 - 3,462,986; 1998 - 3,510,686)            3,462,986      3,510,686
    Additional paid-in capital                       6,033,047      6,775,114
    Retained earnings                               35,340,046     35,063,348
                                                  ------------   ------------
       Total shareholders' equity                   44,836,079     45,349,148
                                                  ------------   ------------
       Total liabilities and shareholders'
         equity                                   $405,181,443   $405,718,163
                                                  ============   ============

     See accompanying notes.

                  AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                             Three Month Ended
                                                 March 31,
                                           ---------------------
                                             1999         1998
                                           -------       -------
Interest Income:
 Interest on loans                        $5,138,081  $ 5,793,998
 Interest on mortgage-backed securities      304,432      498,759
 Interest on investment securities           977,470      493,798
 Other interest and dividend income          467,009      266,079
                                          ----------  -----------
    Total interest income                  6,886,992    7,052,634

Interest Expense:
 Interest on deposits                      3,608,565    3,834,762
 Interest on Federal Home Loan Bank
  advances                                   225,848      172,114
                                          ----------  -----------
    Total interest expense                 3,834,413    4,006,876
                                          ----------  -----------
Net interest income                        3,052,579    3,045,758

Provision For Loan Losses                     37,500       36,000
                                          ----------  -----------
Net interest income after provision
 for loan losses                           3,015,079    3,009,758

Other Income:
 Net loan servicing fees                      56,352       45,358
 Other fees and service charges              219,694      178,259
 Brokerage and insurance commissions         347,254      345,953
 Loss on investments in unconsolidated
  affiliates                                (48,750)     (55,000)
 Gains on sales of loans                     162,449      268,047
 Other                                        43,109       42,858
                                          ----------  -----------
    Total other income                       780,108      825,475

Other Expense:
 Salaries and employee benefits            1,449,606    1,256,488
 Net occupancy expense                       363,292      320,028
 Federal insurance premium                    46,560       50,840
 Data processing expense                      80,061       76,238
 Printing and office supplies                103,502       71,147
 Goodwill                                     47,235       16,955
 Other                                       493,130      477,955
                                          ----------  -----------
    Total other expense                    2,583,386    2,269,651
                                          ----------  -----------
Income before income taxes                 1,211,801    1,565,582

    Income Taxes                             414,395      536,663
                                          ----------  -----------
Net Income                                $  797,406  $ 1,028,919
                                          ==========  ===========
Basic Earnings Per Share                  $     0.23  $      0.29
                                          ==========  ===========
Diluted Earnings Per Share                $     0.23  $      0.28
                                          ==========  ===========
Dividends Declared Per Share              $    0.150  $     0.145
                                          ==========  ===========

     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31
                                                          -----------------
                                                          1999         1998
                                                          ----         ----
OPERATING ACTIVITIES
Net income                                           $   797,406  $ 1,028,919
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for losses on loans and real estate
      owned                                               37,500       36,000
     Depreciation and amortization                       157,531      150,418
     Equity in loss of limited partnership                48,750       55,000
     Mortgage servicing rights amortization               63,682       45,957
     Goodwill amortization                                47,235       16,955
     Deferred income taxes                                (2,615)      14,620
     Gains on sales of real estate owned                      --       (2,651)
     Mortgage loans originated for sale              (11,265,314) (26,316,496)
     Proceeds from sales of loans                     13,435,134   25,652,918
     Gain on sales of loans and servicing rights        (162,449)    (268,047)
     Increase in other assets                         (3,362,606)     (46,047)
     Decrease in drafts payable                       (1,993,585)  (1,809,978)
     Increase in other liabilities                     2,404,701      482,797
                                                     -----------  -----------
       Net cash provided (used) by operating
         activities                                      205,370     (959,635)

INVESTING ACTIVITIES
  Purchase of interest-bearing time deposits          (1,199,000)          --
  Purchase of investment securities held to
    maturity                                         (26,958,406) (22,385,126)
  Proceeds from maturity of securities held
    to maturity                                               --    5,000,000
  Proceeds from calls of securities held to
    maturity                                           6,992,969   16,700,000
  Principal collected on mortgage-backed securities
    held to maturity                                   1,607,783    2,115,189
  Net change in loans                                  5,413,604   14,527,765
  Proceeds from sale of real estate owned                 20,000       71,823
  Net purchases of premises and equipment                (68,877)     (39,533)
  Cash received in acquisition                                --   11,345,702
  Other investing activities                             (23,521)      (7,232)
                                                     -----------  -----------
       Net cash provided (used) by investing
        activities                                   (14,215,448)  27,328,588

FINANCING ACTIVITIES
  Net change in demand and passbook deposits           4,642,216    6,074,234)
  Net change in certificates of deposit               (6,578,635) (19,315,832)
  Advances from Federal Home Loan Bank                 2,000,000    4,000,000
  Repayment of Federal Home Loan Bank advances          (486,649)  (4,993,918)
  Proceeds from exercise of stock options                 17,759      265,532
  Purchase of common stock                              (807,526)          --
  Cash dividends paid                                   (529,792)    (517,265)
                                                     -----------  -----------
       Net cash used by financing activities          (1,742,627) (14,487,249)
                                                     -----------  -----------

Increase (decrease) in cash and cash equivalents     (15,752,705)  11,881,704

Cash and cash equivalents at beginning of year        45,551,237   15,209,080
                                                     -----------  -----------
Cash and cash equivalents at end of period           $29,798,532  $27,090,784
                                                     ===========  ===========
Supplemental information:
  Interest paid                                      $ 3,694,745  $ 2,133,582
  Income taxes paid                                      100,000      150,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations and changes in cash flows for the three-month periods ended March 31, 1999 and 1998. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - - SHAREHOLDERS' EQUITY

On February 22, 1999, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $520,708, was accrued for payment to shareholders of record on March 12, 1999, and was paid on April 2, 1999.

During the quarter ended March 31, 1999, 1,540 new shares were issued from exercise of stock options and total equity was increased by $17,759 due to cash proceeds and tax benefits from these stock option exercises.

The Company repurchased 49,240 shares of its common stock on the market during the first quarter of 1999 for a total of $807,526.
The price of stock repurchased ranged from $16.125 to $17.00 per share.

Earnings per share were computed as follows:

                                                 Three Months Ended March 31,
                                              ----------------------------------
                                              1999                        1998
------------------------------------------------------------------------------------------
                                             Weighted  Per               Weighted  Per
                                             Average   Share             Average   Share
                                 Income      Shares    Amount  Income    Shares    Amount
------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Income available to
    common shareholders          $797,406    3,490,638  $.23  $1,028,919 3,567,061  $.29
Effect of Dilutive Stock Options       --       33,509                --    59,053
------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $797,406    3,524,147  $.23  $1,028,919 3,626,114  $.28
------------------------------------------------------------------------------------------

NOTE C - - RECLASSIFICATIONS

Certain reclassifications of 1998 amounts have been made to conform to the 1999 presentation.

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

Management believes that interest rate risk, i. e., the sensitivity of income and net asset values to changes in interest rates, is one of the most significant determinants of the Company's ability to generate future earnings. Accordingly, the Company has implemented a long-range plan intended to minimize the effect of changes in interest rates on operations. The asset and liability management policies of the Company are designed to stabilize long-term net interest income by managing the repricing terms, rates an relative amounts of interest-earning assets and interest-bearing liabilities.

RESULTS OF OPERATIONS
---------------------

During the first quarter of 1999, the Company was compelled by low fixed rate mortgage rates to make fixed rate loans and sell them to the secondary market. The past theory of emphasizing variable rate mortgage loans and keeping them in the portfolio could not be continued because consumers were satisfied with the low fixed rates. The loans outstanding decreased $5,449,600 and 2.07% to $257,647,820 during the quarter from $263,097,420 at
December 31, 1998. This decrease is due to loan volume being down, to not retaining new loans made and selling them to the secondary market and to refinancing of existing loans in the portfolio, which were also sold to the secondary market. The mortgage loans held for sale decreased to $2,079,225 at March 31, 1999, from $4,181,256 at December 31, 1998, but these are loans that have been committed to be sold to the secondary market but had not been delivered as of the end of the period.

Sales of loans to the secondary market significantly decreased to $13,435,134 during the first quarter of 1999 compared to $25,652,918 during the first quarter of 1998. This is only 52.37% of the 1998 volume of loans sold and had a significant effect on the gain on sale of loans. See comments on other income for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) has increased during the first quarter of 1999 compared to the first quarter 1998, because the interest yield reduction of .37% on interest-earning average assets is more than offset by the .42% reduction in cost on interest-bearing average liabilities. This reduction of the cost of liabilities has resulted from decreased rates on the Federal Home Loan Bank borrowings and deposit costs during the first quarter of 1999 compared to first quarter 1998.

The following table summarizes the Company's average net interest-earning assets and interest-bearing liabilities with the accompanying average rates for the first quarter of 1999 and 1998:

                                    (Dollars in Thousands)
                                 ---------------------------
                                 Three Months Ended March 31,
                                 ---------------------------
                                      1999          1998
                                      ----          ----
Interest-earning assets              $382,646      $372,538
Interest-bearing liabilities          336,794       322,153
                                     --------      --------

      Net interest-earning assets    $ 45,852      $ 50,385
                                     --------      --------

Average yield on:
  Interest-earning assets                7.30%         7.67%
  Interest-bearing liabilities           4.62          5.04
                                         ----          ----
      Net interest spread                2.68%         2.63%
                                         ----          ----

Net interest income for the first quarter 1999 was $3,052,579 and was $6,821 and .22% more than $3,045,758 during the first quarter of 1998. This increase is due to lower interest income being more than offset by lower interest expense. The $166,000 decrease in interest income on assets is a combination of a decrease of $24,000 because of the volume mix of average outstanding interest-bearing assets plus $142,000 because of reduced rates on average interest-earning assets. The reduction of $24,000 from lower average outstanding balances is a combination of a $670,000 volume decrease in outstanding loans and mortgage-backed securities (which earn a higher rate of return) offset by a $646,000 increase in outstanding other interest-earning assets (which earn a lower rate of return). Total average interest-earning assets increased in first quarter 1999 compared to first quarter 1998, but the average balance of the higher earning assets decreased while the average balance of the lower earning assets increased, thus providing a decrease in yield due to outstanding interest-earning balances. The $142,000 decrease due to rate is down by $180,000 due to rate decreases on outstanding loans and mortgage-backed securities offset by a $38,000 increase due to higher rates on other interest-earning assets. The $173,000 decrease in interest expense is a combination of an increase of $184,000 because of higher average interest-bearing liabilities offset by a $357,000 reduction in costs due to lower rates on interest-bearing liabilities. The net interest margin ratio, which is net income divided by average earning assets, decreased to 3.24% for the first quarter 1999 compared to 3.32% for the first quarter of 1998.

The provision for loan losses was $37,500 during 1999 and was up slightly from $36,000 during 1998. Net charge-offs were $13,000 and $37,000 for 1999 and 1998 first quarters, respectively. The following table summarizes the Company's non-performing assets at:

                                          (Dollars in Thousands)
                                          ----------------------
                                 March 31,      December 31,      March 31,
                                   1999            1998             1998
                                   ----            ----             ----
     Loans:
       Non-accrual               $  867          $  745            $  497
       Over 90 days delinquent      585              40                91
     Troubled debt restructured     917             914             1,028
     Real estate owned              104              96               195
                                 ------          ------            ------
               Total             $2,473          $1,795            $1,811
                                 ------          ------            ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .51%, .49% and .42% at March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

Total other income for the first quarter 1999 decreased $45,367 and 5.50% to $780,108 from $825,475 in the same period during 1998. As noted earlier, gains on sales of loans to the secondary market were reduced in 1999 and the gain on sales was $105,598 lower in 1999 than in 1998. This reduction was offset by gains in net loan servicing fees, other fees and service charges, brokerage and insurance commissions and loss on investment in unconsolidated affiliates of $10,994, $41,435, $1,301 and $6,250, respectively.

Total other expense increased $313,735 and 13.82% in 1999 to $2,583,386 from $2,269,651 during 1998. The majority of these expense increases are due to operating three more branches for two months in 1999 than in 1998 and operating two more branches for one month in 1999 than in 1998. The increase in goodwill expense indicates the existence of new purchased branches in 1999 compared to 1998.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of March 31, 1999, the Company's cash and interest-bearing time deposits totaled $29,798,532 and 7.35% of total assets. This compares with $45,551,237 and 11.23% of total assets at December 31, 1998.
The Company's banking subsidiaries, Ameriana Bank of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios of 30.79% and 23.35%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

ABO currently employs a strategy to increase interest income through the purchase of investments with the proceeds of advances from the FHLB. All FHLB borrowings are currently borrowed by ABO, and have increased $1,513,351 and 8.85% to $18,614,050 during the first quarter of 1999 from $17,100,699 at December 31, 1998. The increased borrowings have been arbitraged by investing in interest-bearing time deposits which are one year investments at other financial institutions. These investments are all $100,000 or less and are FDIC insured.

The regulatory minimum net worth requirement for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at March 31, 1999, was $12,785,000 and $3,524,000, respectively. At March 31,
1999, ABI had total risk based capital of $33,795,000 and ABO had $8,231,000.

At March 31, 1999, the Company's commitments for loans in process totaled $12,590,000, with 96% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST
         RATE RISK

INTEREST RATE RISK
------------------

ABI and ABO are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice at different rates than their interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

It is important to ABI and ABO to manage the relationship between interest rates and the effect on their net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Assets and liabilities are managed within the context of the marketplace, regulatory limitations and within its limits on the amount of change in NPV, which is acceptable given certain interest rate changes.

The Office of Thrift Supervision ("OTS") issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. ABI, with assets over $300 million, is required to file the schedule. As ABO does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets on the Thrift Financial Report filed two quarters earlier.

The following information and schedule for ABO and the subsequent information and schedule for ABI are required to be presented. The current analysis for ABO and ABI performed by the OTS as of March 31, 1999, has not been received from the OTS and the following interest rate risk measurements for ABO and the subsequent rate risk measurements for ABI are being submitted with information from the OTS analysis as of December 31, 1998. Management believes there has been no significant change in the interest rate risk measures since December 31, 1998, for either ABO or ABI.

Presented below, as of December 31, 1998, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1998, 2% of the present value of ABO's assets was $1.535 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $1.113 million at December 31, 1998, ABO would not have been required to make a capital deduction.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*         $ 9,781        $  -628          - 6%          11.07%            -  8 bp
+300 bp           10,397            -12            0%          11.56%             +41 bp
+200 bp           10,781            371          + 4%          11.79%             +64 bp
+100 bp           10,805            395          + 4%          11.67%             +52 bp
   0 bp           10,409                                       11.15%
-100 bp            9,793           -616          - 6%          10.42%             -73 bp
-200 bp            9,296         -1,113          -11%           9.80%            -135 bp
-300 bp            9,080         -1,330          -13%           9.46%            -169 bp
-400 bp            8,813         -1,596          -15%           9.07%            -208 bp
* basis points

Also presented below, as of December 31, 1998, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1998, 2% of the present value of ABI's assets was $6.113 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $7.620 million at December 31, 1998, ABI would have been required to make a $754 thousand deduction from its total capital available to calculate its risk based capital requirement. This reduction in capital would reduce ABO's risk-based capital ratio to 21.5% from 22.0%, which is still far in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                                 (Dollars in thousands)
----------------------------------------------------------------------------------------
+400 bp*        $27,724       $-16,888          -38%            9.23%          -447 bp
+300 bp          32,548        -12,063          -27%           10.59%          -311 bp
+200 bp          36,992         -7,620          -17%           11.79%          -191 bp
+100 bp          40,952         -3,659           -8%           12.80%          - 90 bp
   0 bp          44,612                                        13.70%
-100 bp          45,743          2,982           +7%           13.82%          + 92 bp
-200 bp          53,040          8,429          +19%           15.67%          +197 bp
-300 bp          58,640         14,029          +31%           16.93%          +323 bp
-400 bp          64,241         19,629          +44%           18.12%          +442 bp

* basis points

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

SUBSEQUENT EVENT
----------------

On April 29, 1999, the Board of Directors agreed to expand the Company's repurchase of its common stock by an additional $5 million. This is an increase to the already approved $5 million for repurchase of common stock that was announced in July 1998.

YEAR 2000 ISSUE
---------------

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation and any equipment with computer chips may be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems and computer chips will properly recognize date-sensitive information when the year changes to 2000. Computer chips that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has developed an extensive Year 2000 Compliance Plan. The Company has completed the assessment process of all its business processes to make a determination of areas that could be affected by the Year 2000 problem. The review included all hardware, software and any interaction with third party vendors. To date, all systems have been remediated. The Company is in the process of testing all on-site hardware and software. In addition, the Company will be testing the interfaces and communications with those third party vendors with which it conducts business through automated or computerized processes. The Company expects to complete all testing of all identified areas during the second quarter of 1999.

The Company believes that its assessment, remediation and testing of all of its hardware, software and processes have adequately addressed all Year 2000 issues. The Company has, however, developed, and will continue to modify, a Business Resumption Plan ("Plan"). The Plan attempts to anticipate all scenarios of failure, either in our own systems or the failure of an organization on which the Company is dependent for services. The Plan creates alternate plans to conduct business in the event of any system failure.

The Company has committed a great deal of management time in creating and implementing its Year 2000 Compliance Plan. To date the Company has not incurred a significant amount of external costs in the remediation and replacement of existing systems and did not track internal personnel costs associated with the Year 2000 work. Management believes that expenses associated with the Year 2000 compliance have not, nor are they expected to have, a material impact on the Company's net income.

OTHER
-----

The Securities and Exchange Commission ("SEC") maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Company. The address is (http://www.sec.gov).

PART II - OTHER INFORMATION


ITEM 1  -  Legal Proceedings
           -----------------

           No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1998.

ITEM 2  -  Changes in Securities
           ---------------------

           Not Applicable

ITEM 3  -  Defaults in Senior Securities
           -----------------------------

           Not Applicable

ITEM 4  -  Submission of Matters to a Vote of Security
           -------------------------------------------
           Holder
           ------

           Not Applicable

ITEM 5  -  Other Information
           -----------------

           Not Applicable

ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

           Not Applicable

SIGNATURES

AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERIANA BANCORP



DATE: May 7, 1999                /s/ Harry J. Bailey
      -----------                -------------------
                                 Harry J. Bailey
                                 President and
                                 Chief Executive Officer
                                (Duly Authorized Representative)





DATE: May 7, 1999                /s/ Richard E. Welling
      ------------               ----------------------
                                 Richard E. Welling
                                 Senior Vice President-
                                 Treasurer
                                (Principal Financial Officer
                                  and Accounting Officer)