Form 10-Q
period 1999-06-30
AMERIANA BANCORP
filed 1999-08-13
CIK 855574

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                            QUARTERLY REPORT


                   Pursuant to Section 13 or 15 (d) of
                   The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------


   June 30, 1999              Commission File Number    0-18392
                                                        -------


                                       Ameriana Bancorp

Indiana                                35-1782688
-------------------------------       --------------------------
(State or other jurisdiction of       I.R.S. employer
of incorporation or organization)     identification number)


2118 Bundy Avenue, New Castle, Indiana      47362-1048
---------------------------------------     ----------
(Address of principal executive offices)    (Zip Code)




Registrant's telephone number, include area code  (765) 529-2230
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

                                            YES  XX     NO
                                                -----     ----

As of August 6, 1999, there were issued and outstanding
3,383,876 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                CONTENTS


PART I  -  FINANCIAL INFORMATION                        Page No.
                                                        -------

     ITEM 1   Financial statements

              Consolidated Statements of Condition
              as of June 30, 1999 and December 31,
              1998. . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Income for
              the Three and Six Months Ended June 30, 1999
              and 1998. . . . . . . . . . . . . . . . . . . . 4

              Consolidated Statements of Cash Flows
              for the Six Months Ended June 30,
              1999 and 1998 . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements. . . 6


     ITEM 2   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . . 7


     ITEM 3   Quantitative and Qualitative Disclosure
               About Interest Rate Risk. . . . . . . . . . . 10


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 14


EDGAR  -  Financial Data Schedule. . . . . . . . . . . . . . 15

PART I - FINANCIAL INFORMATION

                     AMERIANA BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION

                                                     June 30,     December 31,
                                                       1999          1998
                                                   ------------   -----------
ASSETS

  Cash on hand and in other institutions           $ 8,168,612    $ 7,545,308
  Interest-bearing demand deposits                   3,485,820     38,005,929
  Investment-bearing time deposits                   4,686,000      3,487,000
  Investment securities held to maturity (fair
    value of $76,732,000 and $51,512,000)           80,115,975     51,581,077
  Mortgage-backed securities held to maturity
    (fair value of $16,978,000 and $20,437,000)     17,090,362     20,217,346
  Mortgage loans held for sale                         529,500      4,181,256
  Loans receivable                                 266,109,279    263,097,420
  Allowance for loan losses                         (1,326,474)    (1,284,286)
                                                  ------------   ------------
      Net loans receivable                         264,782,805    261,813,134
  Real estate owned                                     55,549         96,408
  Premises and equipment                             5,960,723      6,091,944
  Stock in Federal Home Loan Bank                    3,629,100      3,587,700
  Mortgage servicing rights                            943,069      1,076,948
  Investments in unconsolidated subsidiaries         1,277,657      1,424,455
  Intangible assets                                  1,947,810      2,057,464
  Cash value of life insurance                     15,759,472         210,738
  Other assets                                      4,651,329       4,341,456
                                                  ------------   ------------
      Total assets                                $413,083,783   $405,718,163
                                                  ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 15,390,297   $ 14,633,031
      Interest-bearing                             320,214,792    319,356,272
                                                  ------------   ------------
         Total deposits                            335,605,089    333,989,303
    Advances from Federal Home Loan Bank            27,066,286     17,100,699
    Drafts payable                                   2,785,494      4,353,792
    Advances by borrowers for taxes and insurance      487,718      1,030,976
    Other liabilities                                3,142,357      3,894,245
                                                  ------------   ------------
       Total liabilities                           369,086,944    360,369,015

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized; none issued)                              --             --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1999 - 3,389,876; 1998 - 3,510,686)            3,389,876      3,510,686
    Additional paid-in capital                       4,915,392      6,775,114
    Retained earnings - substantially restricted    35,691,571     35,063,348
                                                  ------------   ------------
       Total shareholders' equity                   43,996,839     45,349,148
                                                  ------------   ------------
       Total liabilities and shareholders'
         equity                                   $413,083,783   $405,718,163
                                                  ============   ============

           See accompanying notes.

                  AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended         Six Months Ended
                                               June 30,                  June 30,
                                          --------------------     ---------------------
                                            1999         1998        1999         1998
                                          -------      -------     -------      --------
Interest Income:
   Interest on loans                     $5,105,651   $5,489,161   $10,243,732   $11,283,159
   Interest on mortgage-backed securities   281,349      448,650       585,781       947,409
   Interest on investment securities      1,201,574      625,090     2,179,044     1,118,888
   Other interest and dividend income       293,459      387,432       760,468       653,511
                                         ----------   ----------   -----------   -----------
      Total interest income               6,882,033    6,950,333    13,769,025    14,002,967

Interest Expense:
   Interest on deposits                   3,532,917    3,715,270     7,141,482     7,550,032
   Interest on Federal Home Loan
      Bank advances                         268,879      187,863       494,727       359,977
                                         ----------   ----------   -----------   -----------
      Total interest expense              3,801,796    3,903,133     7,636,209     7,910,009
                                         ----------   ----------   -----------   -----------
Net interest income                       3,080,237    3,047,200     6,132,816     6,092,958

Provision for Loan Losses                    30,000       36,000        67,500        72,000
                                         ----------   ----------   -----------   -----------

Net interest income after provision for
   loan losses                           3,050,237     3,011,200     6,065,316     6,020,958

Other Income:
   Net loan servicing fees                  62,689        57,293       119,041       102,651
   Other fees and service charges          238,463       221,673       458,157       399,932
   Brokerage and insurance commissions     312,426       321,524       659,680       667,477
   Loss on investments in unconsolidated
      subsidiaries                         (98,048)      (35,000)     (146,798)      (90,000)
   Gains on sales of loans and servicing
      rights                               154,245       213,543       316,694       481,590
   Life insurance income                    65,525            --        79,645            --
   Other                                    35,955        44,872        64,944        87,730
                                        ----------    ----------   -----------   -----------
      Total other income                   771,255       823,905     1,551,363     1,649,380

Other Expense:
   Salaries and employee benefits        1,490,497     1,303,012     2,940,103     2,559,500
   Net occupancy expense                   339,678       335,155       702,970       655,183
   Federal insurance premium                45,226        50,377        91,786       101,217
   Data processing expense                  63,150       142,397       143,211       218,635
   Printing and office supplies             68,700        78,741       172,202       149,888
   Goodwill                                 47,725        31,213        94,960        48,168
   Other                                   505,910       440,274       999,040       918,229
                                        ----------    ----------   -----------   -----------
      Total other expense                2,560,886     2,381,169     5,144,272     4,650,820
                                        ----------    ----------   -----------   -----------

Income before income taxes               1,260,606     1,453,936     2,472,407     3,019,518

Income taxes                               399,756       539,364       814,151     1,076,027
                                        ----------    ----------   -----------   -----------
Net Income                              $  860,850    $  914,572    $1,658,256    $1,943,491
                                        ==========    ==========   ===========   ===========

Basic Earnings Per Share                $     0.25    $     0.26    $     0.48    $     0.55
                                        ==========    ==========   ===========   ===========
Diluted Earnings Per Share              $     0.25    $     0.25    $     0.48    $     0.53
                                        ==========    ==========   ===========   ===========
Dividends Declared Per Share                $0.150        $0.145        $0.300        $0.290
                                        ==========    ==========   ===========   ===========

     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
OPERATING ACTIVITIES
Net income                                           $  1,658,256   $  1,943,491
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real
      estate owned                                         75,000         72,000
    Depreciation and amortization                         280,924        306,747
    Equity in loss of limited partnership                 146,798         90,000
    Mortgage servicing rights amortization                127,280         90,623
    Goodwill amortization                                  94,960         48,168
    Deferred income taxes                                  (2,615)        14,620
    Gains on sales of real estate owned                     1,761         (8,868)
    Mortgage loans originated for sale                (19,021,576)   (45,460,356)
    Proceeds from sales of loans                       22,937,175     44,972,644
    Gains on sales of loans and servicing rights         (257,244)      (481,590)
    Increase in cash value of life insurance              (87,734)        (8,089)
    Increase in other assets                             (295,179)        22,135
    Decrease in drafts payable                         (1,568,298)    (1,374,584)
    Increase in other liabilities                      (1,272,064)      (609,703)
                                                     ------------   ------------
       Net cash provided (used) by operating
         activities                                     2,817,444       (382,762)

INVESTING ACTIVITIES
  Purchase of interest-bearing time deposits           (1,199,000)            --
  Purchase of investment securities held to
    maturity                                          (35,500,444)   (24,887,939)
  Proceeds from maturity of securities held
    to maturity                                                --      5,000,000
  Proceeds from calls of securities held to maturity    6,992,969     17,300,000
  Principal collected on mortgage-backed
    securities held to maturity                         3,076,979      4,510,268
  Net change in loans                                  (3,078,562)    27,533,120
  Premiums paid on life insurance                     (15,461,000)            --
  Proceeds from sale of real estate owned                  73,954        123,823
  Net purchases of premises and equipment                (128,029)       (96,430)
  Cash received in acquisition                                 --     11,345,702
  Other investing activities                              (41,456)        (4,866)
                                                     ------------   ------------
       Net cash provided (used) by investing
         activities                                   (45,264,589)    40,823,678

FINANCING ACTIVITIES
  Net change in demand and passbook deposits            6,089,108      8,203,744
  Net change in certificates of deposit                (4,473,322)   (32,170,124)
  Advances from Federal Home Loan Bank                 12,500,000      4,000,000
  Repayment of Federal Home Loan Bank advances         (2,534,413)    (7,237,769)
  Proceeds from exercise of stock options                  66,937        302,843
  Purchase of common stock                             (2,047,470)            --
  Cash dividends paid                                  (1,050,500)    (1,037,587)
                                                     ------------   ------------
       Net cash used by financing activities            8,550,340    (27,938,893)
                                                     ------------   ------------
Increase (decrease) in cash and cash equivalents      (33,896,805)    12,502,023

Cash and cash equivalents at beginning of year         45,551,237     15,209,080
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 11,654,432   $ 27,711,103
                                                     ============   ============
Supplemental information:
  Interest paid                                      $  7,772,312   $  6,245,352
  Income taxes paid                                     1,120,000      1,260,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of operations and changes in cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - - SHAREHOLDERS' EQUITY

On May 20, 1999, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling
$509,324, was accrued for payment to shareholders of record on June 11, 1999, and was paid on July 2, 1999.

During the six months ended June 30, 1999, 6,810 new shares were issued from exercise of stock options and total equity was increased by $66,937 due to cash proceeds and tax benefits from these stock option exercises.

The Company repurchased 127,620 shares of its common stock on the market during the first six months of 1999 for a total of $2,047,470. The price of stock repurchased ranged from $15.675 to $17.00 per share.

Earnings per share were computed as follows:

                                          Three Months Ended June 30,
                                          ---------------------------
                                         1999                         1998
------------------------------------------------------------------------------------
                                        Weighted     Per           Weighted   Per
                                        Average     Share          Average   Share
                                Income  Shares     Amount  Income  Shares    Amount
------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders        $860,850 3,419,487   $.25  $914,572 3,577,664  $ .26
Effect of dilutive stock
  options                            --    26,179               --    55,381
------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions        $860,850 3,445,666  $.25   $914,572 3,633,045  $ .25
------------------------------------------------------------------------------------
                                             Six Months Ended June 30,
                                            ---------------------------
                                         1999                         1998
------------------------------------------------------------------------------------
                                        Weighted    Per            Weighted   Per
                                        Average     Share          Average   Share
                                Income  Shares     Amount  Income  Shares    Amount
------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders      $1,658,256  3,454,866  $.48  $1,943,491 3,572,392 $.55
Effect of dilutive stock
  options                            --     29,844                --    57,216
Diluted Earnings Per Share:
------------------------------------------------------------------------------------
  Income available to
    common shareholders and
    assumed conversions      $1,658,256  3,484,710  $.48  $1,943,491 3,629,608 $.53
------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

During the first six months of 1999, the Company was compelled by low fixed rate mortgage rates to make fixed rate loans and sell them to the secondary market. The past theory of emphasizing variable rate mortgage loans and keeping them in the portfolio could not be continued because consumers were satisfied with the low fixed rates. During the latter part of the second quarter, the interest rates on mortgage loans increased and the Company has seen a return to a preference for variable rate loans by our customers, and these loans are retained in portfolio. Also retained in portfolio are the fifteen or less year fixed rate mortgage loans and thirty year fixed rate jumbo loans. The Company has also been successful in increasing the volume of new commercial loans with the outstanding portfolio increasing by over five million dollars during the first six months of 1999. The loans outstanding increased $3,011,859 and 1.14% to $266,109,279 during the six months from $263,097,420 at December 31, 1998. This increase is lower than the commercial loan increase due to having to overcome a decrease of $5,449,600 in all categories of outstanding loans during the first quarter of 1999. The mortgage loans held for sale decreased to $529,500 at June 30, 1999, from $4,181,256 at December 31,

1998, but these are loans that have been committed to be sold to the secondary market but had not been delivered as of the end of the period.

Sales of loans to the secondary market significantly decreased to $22,937,175 during the first six months of 1999 compared to $44,972,644 during the same period in 1998. This is only 50.59% of the 1998 volume of loans sold and had a significant effect on other income by the reduction of the gain on sale of loans. See comments on other income for detail of gains on loans sold.

The net interest spread, difference between yield on interest-earning assets and cost on interest-bearing liabilities, has increased during the second quarter of 1999 compared to the same period in 1998. This increase is due to the interest yield reduction of .39% on interest-earning average assets for the second quarter being more than offset by the .42% reduction in cost on interest-bearing average liabilities for the second quarter. This reduction of the cost of liabilities has resulted from decreased rates on the Federal Home Loan Bank borrowings and deposit costs during the second quarter of 1999 compared to second quarter 1998. This same explanation can be made for the first six months of 1999 compared to the first six months of 1998, when interest spread increased. The yield on average earning assets decreased .39% during the first half of 1999 while the yield on average interest bearing liabilities decreased .41%.

The following table summarizes the Company's average net interest-earning assets and interest-bearing liabilities with the accompanying average rates for the second quarter and first six months of 1999 and 1998:

                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                           June 30,             June 30,
                                      ------------------    ----------------
                                        1999      1998       1999      1998
                                      -------    -------    ------    ------
                                              (Dollars in Thousands)
                                              ---------------------
Interest-earning assets              $378,390  $362,422    $380,518  $366,899
Interest-bearing liabilities          337,498   316,905     336,484   319,529
                                     --------  --------    --------  --------
     Net interest-earning assets     $ 40,892  $ 45,517    $ 44,034  $ 47,370
                                     --------  --------    --------  --------
  Average yield on:
     Interest-earning assets             7.30%     7.69%       7.30%     7.69%
     Interest-bearing liabilities        4.52      4.94        4.58      4.99
                                         ----      ----        ----      ----

        Net interest spread              2.78%     2.75%       2.72%     2.70%
                                         ----      ----        ----      ----

Net interest income for the second quarter 1999 was $3,080,237 and was $33,037 and 1.08% more than $3,047,200 during the second quarter of 1998. Net interest income for the first six months of 1999 was $6,065,316 and was $39,858 and .65% more than
$6,092,958 during the first six months of 1998. This increase in net interest income for the six months is due to lower interest income being more than offset by lower interest expense. The $234,000 decrease in interest income on earning assets is a combination of an increase of $170,000 because of the volume mix of average outstanding interest-bearing assets offset by a decrease of $404,000 due to rate decreases on average interest-earning assets. The $274,000 decrease in interest expense is a combination of an increase of $424,000 because of higher outstanding average interest-bearing liabilities offset by a $698,000 reduction in costs due to lower rates on interest-bearing liabilities. The net interest margin ratio, which is net income divided by average earning assets, decreased to 3.27% for the second quarter 1999 compared to 3.37% for the second quarter of 1998. This same ratio for the six months ended June 30, 1999, decreased to 3.25% from 3.35% for the same period in 1998.

The provision for loan losses was $30,000 during the second quarter of 1999 compared to $36,000 during the same period in 1998. The provision for loan losses for the six months ended June 30, 1999, was $67,500 compared to $72,000 for the first six months of 1998. Net charge-offs for the first six months of 1999 and 1998 were $25,312 and $84,068, respectively. The following table summarizes the Company's non-performing assets at:

                                      June 30,    December 31,     June 30,
                                        1999          1998           1998
                                        ----          ----           ----
                                             (Dollars in Thousands)
                                             ----------------------
    Loans:
       Non-accrual                      $  828       $  745         $  731
       Over 90 days delinquent             152           40            237
    Trouble debt restructured              805          914            971
    Real estate owned                       56           96            154
                                        ------       ------         ------
               Total                    $1,841       $1,795         $2,093
                                        ------       ------         ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was
 .50%, .49% and .43% at June 30, 1999, December 31, 1998 and June
30, 1998, respectively. Through June 30, 1999, $7,500 has also been charged directly to the reduction of real estate owned.

Total other income for the second quarter of 1999 decreased $52,650 and 6.39% to $771,255 from $823,905 in the same period during 1998. Total other income for the six months ended June 30, 1999, was down $98,017 and 5.94% to $1,551,363 from
$1,649,380 during the first six months of 1998. As noted earlier, sales of loans to the secondary market reduced dramatically in 1999 compared to 1998 and gains on sales of loans and servicing rights during the second quarter of 1999 decreased $59,298 and 27.77% to $154,245 from $213,543 during the same period in 1998. This gain in 1999 also included a gain of $59,450 on the sale of $19,572,000 of loan servicing compared to none in 1998. Actual gain on loan sales decreased $118,748 in the second quarter of 1999 compared to the second quarter of 1998. Gains on sales of loans and servicing rights decreased $164,896 and 32.24% during the six months ended June 30, 1999, to $316,694 from $481,590 during the same period in 1998. Brokerage and insurance commissions decreased $7,797 and 1.17% due to lower loan demand and a loss from an unconsolidated investment increased $56,798 and 63.11%. Gains for the six months were noted in net loans serving increasing $16,390 and 15.97%, other fees and servicing increasing $58,225 and 14.56% and other income, mostly due to new investments in bank owned officer life insurance (BOLI), increasing $56,859 and 64.81%.

Total other expense increased $179,717 and 7.54% during the second quarter of 1999 to $2,560,886 from $2,381,169 during the same period in 1998 and increased $493,452 and 10.61% to $5,144,272 during the first six months of 1999 from $4,650,820 during the first six months of 1998. The salary and employee benefits expense increased $187,485 and 14.39% during the second quarter of 1999 to $1,490,497 from $1,303,012 during the same period in 1998. Salary expense for the first six months of 1999 increased $380,603 and 14.87% to $2,940,103 from $2,559,500 during the same period in 1998. These increases are mostly due to the addition of one new branch for four extra months in 1999 and two new branches for six extra months in 1999 compared to 1998 and to the addition of personnel to meet our initiative for commercial loans and another title insurance branch location. The data processing expense decreased $79,247 and 55.65% during the second quarter of 1999 to $63,150 from $142,397 during the same period in 1998. Data processing expense decreased $75,424 and 34.50% to $143,211 for the six months ended June 30, 1999, compared to $218,635 during the same period in 1998. The data processing operations of our Ohio bank subsidiary were converted to the same in-house computer system already operated by our Indiana bank subsidiary, from an outside service bureau, effective June 1, 1998, and has provided for reduced expenses during 1999. The increase in goodwill expense to $94,960 during the first six months of 1999 compared to $48,168 during the same period in

1998 is due to increased amortization related to the new branches purchased. The efficiency ratio, which is other expense (not including amortization of goodwill) divided by net interest income before the provision for loan losses plus other income, decreased to 65.71% during the six months of 1998 from 59.45% during the same period in 1998.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of June 30, 1999, the Company's cash and interest-bearing demand deposits totaled $11,654,432 and 2.82% of total assets. This compares with $45,551,237 and 11.23% of total assets at December 31, 1998.
The Company's banking subsidiaries, Ameriana Bank of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios at June 30, 1999, of 28.04% and 15.55%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

Investments have increased $28,534,898 and 55.32% to $80,115,975 during 1999 due to loan volume being down and cash flows being put into investments. Both banks also currently employ the strategy to increase interest income through the purchase of investments with the proceeds of advances from the FHLB and/or from public deposits purchased from local municipalities. These arbitrages are implemented when investment rates are sufficient to provide an adequate spread to the borrowing costs.

The cash value of life insurance has also increased $15,548,734 during 1999 after the Company implemented the use of life insurance products to fund retirement benefits for certain key employees and directors and for investment in bank owned life insurance (BOLI) on other employees. These BOLI policies are being used to offset the future costs of providing these employees with fringe benefits and all life insurance policies earn tax free interest income.

The regulatory minimum net worth requirement for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at June 30, 1999, was $13,997,000 and $3,599,000, respectively. At June 30, 1999,
ABI had total risk based capital of $31,577,000 and ABO had $8,436,000.

At June 30, 1999, the Company's commitments for loans in process totaled $18,401,000, with more than 95% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST
         RATE RISK

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

The following information and schedule for ABO and the subsequent information and schedule for ABI are required to be presented. The current analysis for ABO and ABI performed by the OTS as of June 30, 1999, has not been received from the OTS and the following interest rate risk measurements for ABO and the subsequent rate risk measurements for ABI are being submitted with information from the OTS analysis as of March 31, 1999. Management believes there has been no significant change in the interest rate risk measures since March 31, 1999, for either ABO or ABI.

Presented below, as of March 31, 1999, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 1998, 2% of the present value of ABO's assts was $1.933 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.585 million at March 31, 1999, ABO would not have been required to make a capital deduction.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+300  bp         10,062        -2,753           -21%           11.69%            -215 bp
+200  bp         11,230        -1,585           -12%           12.70%            -114 bp
+100  bp         12,175          -640            -5%           13.44%             -40 bp
   0  bp         12,815                                        13.84%
-100  bp         13,408           593            +5%           14.17%             +33 bp
-200  bp         14,215         1,400           +11%           14.66%             +82 bp
-300  bp         15,445         2,630           +21%           15.48             +164 bp

* basis points

Also presented below, as of March 31, 1999, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 1998, 2% of the present value of ABI's assets was $6.204 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $10.439 million at March 31, 1999, ABI would have been required to make a $2.118 million deduction from its total capital available to calculate its risk based capital requirement. This reduction in capital would reduce ABI's risk-based capital ratio to 19.82% from 21.15%, which is still far in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+300  bp          28,851        -16,148          -36%           9.47%            -433 bp
+200  bp          34,560        -10,439          -23%          11.08%            -273 bp
+100  bp          39,949        - 5,050          -11%          12.52%            -129 bp
   0  bp          44,999                                       13.81%
-100  bp          50,570          5,572          +12%          15.17%            +136 bp
-200  bp          56,865         11,866          +26%          16.64%            +283 bp
-300  bp          64,420         19,422          +43%          18.33%            +453 bp

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

YEAR 2000 ISSUE
---------------

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation and any equipment with computer chips may be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems and computer chips will properly recognize date-sensitive information when the year changes to 2000. Computer chips that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has developed an extensive Year 2000 Compliance Plan. The Company has completed the assessment process of all its business processes to make a determination of areas that could be affected by the Year 2000 problem. The review included all hardware, software and any interaction with third party vendors. The Company has completed the testing of all on-site hardware and software. In addition, the Company has tested the interfaces and communications with third party vendors with which it conducts business through automated or computerized processes. All tests indicated readiness for the Year 2000.

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
           -----------------------------

           Not Applicable


ITEM 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

           On May 20, 1999, the Company held its 1999 annual meeting of shareholders. A total of 2,922,037 shares, or 84.4% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

           Three Directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 2002. The nominees and the voting results for each are listed below:

                                           For         Withheld
                                        ---------      --------
           Harry J. Bailey              2,790,210       131,827
           Charles M. Drackett, Jr.     2,908,359        13,678
           Ronald R. Pritzke            2,909,173        12,864

           The following Directors, whose three year terms of service have not expired, continue as Directors of the Company:
                R. Scott Hayes, Michael E. Kent, Donald C.
                Danielson and Paul W. Prior

           The Shareholders ratified the appointment of Olive LLP as auditors for the Company for the fiscal year ended December 31, 1999. A total of 2,909,961 shares voted in favor of this proposal, 8,773 shares voted against the proposal and 9,303 shares abstained from voting on the proposal.

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


                                      AMERIANA BANCORP



DATE: August 6, 1999             /s/ Harry J. Bailey
      --------------             -------------------
                                 Harry J. Bailey
                                 President and
                                 Chief Executive Officer
                                (Duly Authorized Representative)





DATE: August 6, 1999             /s/ Richard E. Welling
      --------------             ----------------------
                                 Richard E. Welling
                                 Senior Vice President-
                                 Treasurer
                                (Principal Financial Officer
                                  and Accounting Officer)