Form 10-Q
period 1999-09-30
AMERIANA BANCORP
filed 1999-11-12
CIK 855574

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                            QUARTERLY REPORT


                   Pursuant to Section 13 or 15 (d) of
                   The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------


September 30, 1999            Commission File Number    0-18392
                                                        -------


                      Ameriana Bancorp

Indiana                                35-1782688
-------------------------------       --------------------------
(State or other jurisdiction of       I.R.S. employer
of incorporation or organization)     identification number)


2118 Bundy Avenue, New Castle, Indiana      47362-1048
---------------------------------------     ----------
(Address of principal executive offices)    (Zip Code)




Registrant's telephone number, include area code  (765) 529-2230
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

As of November 8, 1999, there were issued and outstanding
3,322,897 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                CONTENTS


PART I  -  FINANCIAL INFORMATION                        Page No.
                                                        -------

     ITEM 1   Financial statements

              Consolidated Statements of Condition
              as of September 30, 1999, December 31,
              1998 and September 30, 1998 . . . . . . . . . . 3

              Consolidated Statements of Income for
              the Three and Nine Months Ended September
              30, 1999 and 1998. . . . . . . . . . . . . . .  4

              Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30,
              1999 and 1998 . . . . . . . . . . . . . . . . . 5

              Notes to Consolidated Financial Statements. . . 6


     ITEM 2   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . . 7


     ITEM 3   Quantitative and Qualitative Disclosure
               About Interest Rate Risk. . . . . . . . . . . 11


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 15


EDGAR  -  Financial Data Schedule. . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION

                     AMERIANA BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CONDITION

                                                   September 30,    December 31,     September 30,
                                                       1999             1998             1998
                                                   ------------     -----------      ------------
ASSETS

  Cash on hand and in other institutions           $ 9,819,487    $ 7,545,308          $  6,379,663
  Interest-bearing demand deposits                   4,331,420     38,005,929            30,107,826
  Investment-bearing time deposits                   4,686,000      3,487,000                    --
  Investment securities held to maturity (fair
    value of $83,771,000, $51,512,000 and
    $40,820,000, respectively)                      87,699,343     51,581,077            40,592,868
  Mortgage-backed securities held to maturity
    (fair value of $15,737,000, $20,437,000
    and $22,874,000, respectively)                  15,856,962     20,217,346            22,561,622
  Mortgage loans held for sale                         194,016      4,181,256             3,469,644
  Loans receivable                                 304,066,951    263,097,420           278,743,677
  Allowance for loan losses                         (1,339,109)    (1,284,286)           (1,248,605)
                                                  ------------   ------------          ------------
      Net loans receivable                         302,727,842    261,813,134           277,495,072
  Real estate owned                                     37,949         96,408               173,689
  Premises and equipment                             6,220,334      6,091,944             6,235,673
  Stock in Federal Home Loan Bank                    4,152,200      3,587,700             3,567,200
  Mortgage servicing rights                            927,837      1,076,948               911,819
  Investments in unconsolidated subsidiaries         1,231,727      1,424,455             1,454,405
  Intangible assets                                  1,900,085      2,057,464             2,029,975
  Cash value of life insurance                      15,938,571        210,738               206,694
  Other assets                                       4,199,786      4,341,456             3,480,979
                                                  ------------   ------------          ------------
      Total assets                                $459,923,559   $405,718,163          $398,667,129
                                                  ============   ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 14,854,133   $ 14,633,031          $ 12,010,006
      Interest-bearing                             346,653,356    319,356,272           319,218,472
                                                  ------------   ------------          ------------
         Total deposits                            361,507,489    333,989,303           331,228,478
    Advances from Federal Home Loan Bank            45,314,666     17,100,699            12,530,203
    Drafts payable                                   3,099,641      4,353,792             2,997,655
    Advances by borrowers for taxes and insurance      949,244      1,030,976             1,177,664
    Other liabilities                                5,245,630      3,894,245             5,493,920
                                                  ------------   ------------          ------------
       Total liabilities                           416,116,670    360,369,015           353,427,920

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized; none issued)                              --             --                    --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      1999 - 3,345,897; 1998 - 3,510,686)            3,345,897      3,510,686             3,527,777
    Additional paid-in capital                       4,199,667      6,775,114             6,761,653
    Retained earnings - substantially restricted    36,261,325     35,063,348            34,949,779
                                                  ------------   ------------          ------------
       Total shareholders' equity                   43,806,889     45,349,148            45,239,209
                                                  ------------   ------------          ------------
       Total liabilities and shareholders'
         equity                                   $459,923,559   $405,718,163          $398,667,129
                                                  ============   ============          ============

           See accompanying notes.

                  AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME

                                          Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                          --------------------     ---------------------
                                            1999         1998        1999         1998
                                          -------      -------     -------      --------
Interest Income:
   Interest on loans                     $5,446,383   $5,682,688   $15,690,115   $16,965,847
   Interest on mortgage-backed
     securities                             255,256      373,456       841,037     1,320,865
   Interest on investment securities      1,419,246      741,755     3,598,290     1,860,643
   Other interest and dividend income       221,911      405,410       982,379     1,058,921
                                         ----------   ----------   -----------   -----------
      Total interest income               7,342,796    7,203,309    21,111,821    21,206,276

Interest Expense:
   Interest on deposits                   3,832,101    3,891,691    10,973,583    11,441,724
   Interest on Federal Home Loan
      Bank advances                         423,875      184,610       918,602       544,587
                                         ----------   ----------   -----------   -----------
      Total interest expense              4,255,976    4,076,301    11,892,185    11,986,311
                                         ----------   ----------   -----------   -----------
Net interest income                       3,086,820    3,127,008     9,219,636     9,219,965

Provision for Loan Losses                    30,000       36,000        97,500       108,000
                                         ----------   ----------   -----------   -----------

Net interest income after provision
   for loan losses                       3,056,820     3,091,008     9,122,136     9,111,965

Other Income:
   Net loan servicing fees                  68,635        64,181       187,676       166,832
   Other fees and service charges          267,813       272,819       725,970       672,751
   Brokerage and insurance
      commissions                          298,328       293,462       958,008       960,939
   Loss on investments in
      unconsolidated subsidiaries          (11,093)      (33,960)     (157,891)     (123,960)
   Gains on sales of loans and
      servicing rights                      47,046       164,074       363,740       645,664
   Life insurance income                   175,119            --       254,764            --
   Other                                    40,286        43,249       105,230       130,979
                                        ----------    ----------   -----------   -----------
      Total other income                   886,134       803,825     2,437,497     2,453,205

Other Expense:
   Salaries and employee benefits        1,498,106     1,311,948     4,438,209     3,871,448
   Net occupancy expense                   354,646       354,336     1,057,616     1,009,519
   Federal insurance premium                44,467        49,860       136,253       151,077
   Data processing expense                  57,843        78,432       201,054       297,067
   Printing and office supplies             59,679        83,047       231,881       232,935
   Goodwill                                 47,725        60,905       142,685       109,073
   Other                                   358,186       493,998     1,357,226     1,412,227
                                        ----------    ----------   -----------   -----------
      Total other expense                2,420,652     2,432,526     7,564,924     7,083,346
                                        ----------    ----------   -----------   -----------

Income before income taxes               1,522,302     1,462,307     3,994,709     4,481,824

Income taxes                               449,599       529,774     1,263,750     1,605,801
                                        ----------    ----------   -----------   -----------
Net Income                              $1,072,703    $  932,533   $ 2,730,959   $ 2,876,023
                                        ==========    ==========   ===========   ===========

Basic Earnings Per Share                $     0.32    $     0.26   $      0.80   $      0.81
                                        ==========    ==========   ===========   ===========
Diluted Earnings Per Share              $     0.31    $     0.26   $      0.79   $      0.79
                                        ==========    ==========   ===========   ===========
Dividends Declared Per Share            $    0.150    $    0.145   $     0.450   $    $0.435
                                        ==========    ==========   ===========   ===========

     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended September 30,
                                                     ------------------------------
                                                          1999            1998
                                                     ------------   ---------------
OPERATING ACTIVITIES
Net income                                           $  2,730,959   $  2,876,023
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real
      estate owned                                        119,100        108,000
    Depreciation and amortization                         438,504        497,661
    Equity in loss of limited partnership                 192,728        123,960
    Mortgage servicing rights amortization                165,788        129,184
    Goodwill amortization                                 157,379        109,073
    Deferred income taxes                                  (2,615)        62,709
    Gains on sales of real estate owned                      (142)       (18,859)
    Mortgage loans originated for sale                (22,114,492)   (60,441,130)
    Proceeds from sales of loans                       26,382,533     58,524,985
    Gains on sales of loans and servicing rights         (297,478)      (648,664)
    Increase in cash value of life insurance             (254,764)            --
    Increase in other assets                              129,601        757,189
    Decrease in drafts payable                         (1,254,151)    (1,227,817)
    Increase in other liabilities                       1,299,110      1,866,507
                                                     ------------   ------------
       Net cash provided (used) by operating
         activities                                     7,692,060      2,718,821

INVESTING ACTIVITIES
  Purchase of interest-bearing time deposits           (1,199,000)            --
  Purchase of investment securities held to
    maturity                                          (43,057,489)   (54,389,345)
  Proceeds from maturity of securities held
    to maturity                                                --      5,000,000
  Proceeds from calls of securities held to maturity    6,992,969     44,185,198
  Principal collected on mortgage-backed
    securities held to maturity                         4,286,623      7,326,518
  Net change in loans                                 (41,109,306)    29,554,024
  Premiums paid on life insurance                     (15,461,000)            --
  Proceeds from sale of real estate owned                  93,951        192,327
  Net purchases of premises and equipment                (528,894)      (206,806)
  Cash received in acquisition                                 --     19,613,181
  Other investing activities                             (542,337)      (132,984)
                                                     ------------   ------------
       Net cash provided (used) by investing
         activities                                   (90,524,483)    51,142,113

FINANCING ACTIVITIES
  Net change in demand and passbook deposits            4,961,936     13,617,103
  Net change in certificates of deposit                22,556,250    (38,499,490)
  Advances from Federal Home Loan Bank                 37,400,000      4,000,000
  Repayment of Federal Home Loan Bank advances         (9,186,033)    (7,485,412)
  Proceeds from exercise of stock options                  96,396        322,137
  Purchase of common stock                             (2,836,632)    (2,978,906)
  Cash dividends paid                                  (1,559,824)    (1,557,957)
                                                     ------------   ------------
       Net cash used by financing activities           51,432,093    (32,582,525)
                                                     ------------   ------------
Increase (decrease) in cash and cash equivalents      (31,400,330)    21,278,409

Cash and cash equivalents at beginning of year         45,551,237     15,209,080
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 14,150,907   $ 36,487,489
                                                     ============   ============
Supplemental information:
  Interest paid                                      $ 11,959,544   $ 10,218,913
  Income taxes paid                                     1,440,000      1,472,400

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE A - - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principals for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of operations and changes in cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE B - - SHAREHOLDERS' EQUITY

On August 23, 1999, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling
$502,950, was accrued for payment to shareholders of record on September 17, 1999, and was paid on October 8, 1999.

During the nine months ended September 30, 1999, 9,035 new shares were issued from exercise of stock options and total equity was increased by $96,396 due to cash proceeds and tax benefits from these stock option exercises.

The Company repurchased 173,824 shares of its common stock on the market during the first nine months of 1999 for a total of $2,836,632. The price of stock repurchased ranged from $15.675 to $17.125 per share.

Earnings per share were computed as follows:


                                          Three Months Ended September 30,
                                          -------------------------------
                                         1999                         1998
--------------------------------------------------------------------------------------
                                        Weighted    Per           Weighted      Per
                                        Average    Share          Average      Share
                                Income  Shares     Amount  Income  Shares      Amount
--------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders      $1,072,703  3,371,287  $.32   $932,533  3,589,765  $.26
Effect of dilutive stock
  options                            --     31,345               --     41,388
--------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions      $1,072,703  3,402,632  $.31   $932,533  3,631,153  $.26
--------------------------------------------------------------------------------------

                                         Nine Months Ended September 30,
                                         ---------------------------------
                                         1999                         1998
------------------------------------------------------------------------------------
                                        Weighted    Per            Weighted   Per
                                        Average     Share          Average   Share
                                Income  Shares     Amount  Income  Shares    Amount
------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders      $2,730,959  3,426,700  $.80  $2,876,023 3,578,247 $.81
Effect of dilutive stock
  options                            --     30,341                --    51,421
Diluted Earnings Per Share:
------------------------------------------------------------------------------------
  Income available to
    common shareholders and
    assumed conversions      $2,730,959  3,457,041  $.79  $2,876,023 3,629,668 $.79
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

RESULTS OF OPERATIONS
---------------------

During approximately the first one and one-half quarters of 1999, the Company was compelled by low fixed rate mortgage rates to make fixed rate loans and sell them to the secondary market. The past theory of emphasizing variable rate mortgage loans and keeping them in the portfolio could not be continued because consumers were satisfied with the low fixed rates. During the latter part of the second quarter and the entire third quarter, the interest rates on mortgage loans increased and the Company has seen a return to a preference for variable rate loans by our customers, and these loans are retained in portfolio. Also retained in portfolio are the fifteen or less year fixed rate mortgage loans and thirty year fixed rate jumbo loans. The Company has also been successful in increasing the volume of new commercial loans, almost entirely commercial real estate loans, with the outstanding portfolio increasing to over $26 million at September 30, 1999. Total loans outstanding increased $40,969,531 and 15.57% to $304,066,951 during the nine months from $263,097,420 at December 31, 1998. The mortgage loans held for sale decreased to $194,016 at September 30, 1999, from $4,181,256 at December 31, 1998, but these are loans that have been committed to be sold to the secondary market but had not been delivered as of the end of the period.

Sales of loans to the secondary market significantly decreased to $26,382,533 during the first nine months of 1999 compared to $58,524,985 during the same period in 1998. This is only 45.08% of the 1998 volume of loans sold and had a significant effect on other income by the reduction of the gain on sale of loans. See comments on other income for detail of gains on loans sold.

The net interest spread, difference between yield on interest-earning assets and cost on interest-bearing liabilities, has increased .01% during the third quarter of 1999 compared to the same period in 1998. This increase is due to the interest yield reduction of .46% on interest-earning average assets for the third quarter being more than offset by the .47% reduction in cost on interest-bearing average liabilities for the third quarter. This reduction of the cost of liabilities has resulted from decreased rates on the Federal Home Loan Bank borrowings and deposit costs during the third quarter of 1999 compared to third quarter 1998. This same explanation can be made for the first nine months of 1999 compared to the first nine months of 1998, when interest spread increased .02%. The yield on average earning assets decreased .41% during the first three quarters of 1999 while the yield on average interest bearing liabilities decreased .43%.

The following table summarizes the Company's average net interest-earning assets and interest-bearing liabilities with the accompanying average rates for the third quarter and first nine months of 1999 and 1998:


                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                        1999      1998        1999      1998
                                      --------  --------    --------  -------
                                              (Dollars in Thousands)
                                              ---------------------
  Interest-earning assets            $398,316  $367,811    $386,451  $367,976
  Interest-bearing liabilities        369,851   321,709     347,607   320,256
                                     --------  --------    --------  --------
     Net interest-earning assets     $ 28,465  $ 46,102    $ 38,844  $ 47,720
                                     --------  --------    --------  --------
  Average yield on:
     Interest-earning assets             7.31%     7.77%       7.30%     7.71%
     Interest-bearing liabilities        4.56      5.03        4.57      5.00
                                     --------  --------    --------  --------
        Net interest spread              2.75%     2.74%       2.73%     2.71%
                                     --------  --------    --------  --------

Net interest income for the third quarter 1999 was $3,086,820 and was $40,188 and 1.29% less than $3,127,008 during the third quarter of 1998. Net interest income for the first nine months of 1999 was $9,219,636 and was almost identical with a decrease of $329 from $9,219,965 during the first nine months of 1998. This slight decrease in net interest income for the nine months is the result of lower interest income being almost matched by lower interest expense. The $94,000 decrease in interest income on earning assets is a combination of an increase of $664,000 because of the volume mix of average outstanding interest-earing assets offset by a decrease of $758,000 due to rate decreases on average interest-earning assets. The $94,000 decrease in interest expense is a combination of an increase of $1,020,000 because of higher outstanding average interest-earing liabilities offset by a $1,114,000 reduction in costs due to lower rates on interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 3.07% for the third quarter 1999 compared to 3.37% for the third quarter of 1998. This same ratio for the nine months ended September 30, 1999, decreased to 3.19% from 3.35% for the same period in 1998.

The provision for loan losses was $30,000 during the third quarter of 1999 compared to $36,000 during the same period in 1998. The provision for loan losses for the nine months ended September 30, 1999, was $97,500 compared to $108,000 for the first nine months of 1998. Net charge-offs for the first nine months of 1999 and 1998 were $42,677 and $22,885, respectively. The following table summarizes the Company's non-performing assets at:

                                      September 30,    December 31,   September 30,
                                          1999            1998             1998
                                          ----            ----             ----
                                             (Dollars in Thousands)
     Loans:
       Non-accrual                    $  953           $  745           $  780
       Over 90 days delinquent            35               40              227
     Trouble debt restructured           894              914              998
     Real estate owned                    38               96              174
                                      ------           ------           ------
               Total                  $1,920           $1,795           $2,179
                                      ------           ------           ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was
 .44%, .49% and .45% at September 30, 1999, December 31, 1998 and
September 30, 1998, respectively. Through September 30, 1999, $21,600 has also been charged directly to the reduction of real estate owned in anticipation of sale of repossessed property during the fourth quarter of 1999.

Total other income for the third quarter of 1999 increased $82,309 and 10.24% to $886,134 from $803,825 in the same period during 1998. Total other income for the nine months ended September 30, 1999, was down $15,708 and .64% to $2,437,497 from
$2,453,205 during the first nine months of 1998. As noted earlier, sales of loans to the secondary market reduced dramatically in 1999 compared to 1998 and gains on sales of loans and servicing rights during the third quarter of 1999 decreased $117,028 and 71.33% to $47,046 from $164,074 during the same period in 1998. This gain in 1999 also included a gain of $7,300 on the sale of $19,572,000 of loan servicing compared to none in 1998. Actual gain on loan sales decreased $124,328 in the third quarter of 1999 compared to the third quarter of 1998. Gains on sales of loans and servicing rights decreased $281,924 and 43.66% during the nine months ended September 30, 1999, to $363,740 from $645,664 during the same period in 1998. The nine months of 1999 included $66,750 of gains related to the servicing sale and actual gain on sales of loans decreased by $348,674 in 1999 from 1998. For the nine months, brokerage and insurance commissions decreased by $2,931 and .31% due to lower loan demand and a loss from an unconsolidated investment increased $33,931 and 27.37%. Gains for the nine months were noted in net loan servicing increasing $20,844 and 12.49%, other fees and servicing increasing $53,219 and 7.91% and life insurance income, due to new investments in bank owned officer life insurance (BOLI), showing income of $254,764 and none in 1998.

Total other expense decreased $11,874 and .49% during the third quarter of 1999 to $2,420,652 from $2,432,526 during the same period in 1998 and increased $481,578 and 6.80% to $7,564,924 during the first nine months of 1999 from $7,083,346 during the first nine months of 1998. The salary and employee benefits expense increased $186,158 and 14.19% during the third quarter of 1999 to $1,498,106 from $1,311,948 during the same period in 1998. Salary expense for the first nine months of 1999 increased $566,761 and 14.64% to $4,438,209 from $3,871,448 during the same period in 1998. These increases are mostly due to the addition of one new branch for two extra months in 1999 and two new branches for six extra months in 1999 compared to 1998 and to the addition of personnel to meet our initiative for commercial loans and another title insurance branch location. A new branch will also open during the fourth quarter of 1999 and personnel have already been hired. The data processing expense decreased $20,589 and 26.25% during the third quarter of 1999 to $57,843 from $78,432 during the same period in 1998. Data processing expense decreased $96,013 and 32.32% to $201,054 for the nine months ended September 30,

1999, compared to $297,067 during the same period in 1998. The data processing operations of our Ohio bank subsidiary were converted from an outside service bureau to the same in-house computer system already operated by our Indiana bank subsidiary, effective September 1, 1998, and has provided for reduced expenses during 1999. The increase in goodwill expense to $142,685 during the first nine months of 1999 compared to $109,073 during the same period in 1998 is due to increased amortization related to the new branches purchased. Other expense for the third quarter was reduced by insurance and other net recoveries of $106,957 for expenses that had been charged in prior periods of 1999 and 1998. The nine months reduction of expense due to these net recoveries was $68,443. The efficiency ratio, which is other expense (not including amortization of goodwill) divided by net interest income before the provision for loan losses plus other income, decreased to 63.67% during the nine months of 1999 from 59.75% during the same period in 1998.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of September 30, 1999, the Company's cash and interest-bearing demand deposits totaled $14,150,907 and 3.08% of total assets. This compares with $45,551,237 and 11.23% of total assets at December 31, 1998. The Company's banking subsidiaries, Ameriana Bank of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios at September 30, 1999, of 26.94% and 7.64%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

Investments have increased $36,118,266 and 70.02% to $87,699,343 during 1999 due to loan volume being down and cash flows being put into investments. Both banks also currently employ the strategy to increase interest income through the purchase of investments with the proceeds of advances from the FHLB and/or from public deposits purchased from local municipalities. These arbitrages are implemented when investment rates are sufficient to provide an adequate spread to the borrowing costs.

The cash value of life insurance has also increased $15,727,833 during 1999 after the Company implemented the use of life insurance products to fund retirement benefits for certain key employees and directors and for investment in bank owned life insurance (BOLI) on other employees. These BOLI policies are being used to offset the future costs of providing these employees with fringe benefits and all life insurance policies earn tax free interest income.

The regulatory minimum net worth requirement for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at September 30, 1999, was $16,014,000 and $4,394,000, respectively. At
September 30, 1999, ABI had total risk-based capital of $32,536,000 and ABO had $8,629,000.

At September 30, 1999, the Company's commitments for loans in process totaled $49,732,000, with more than 95% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

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

The Office of Thrift Supervision ("OTS") issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. ABI, with assets over $300 million, is required to file the schedule. As ABO does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets on the Thrift Financial Report filed two quarters earlier.

The following information and schedule for ABO and the subsequent information and schedule for ABI are required to be presented. The current analysis for ABO and ABI performed by the OTS as of September 30, 1999, has not been received from the OTS and the following interest rate risk measurements for ABO and the subsequent rate risk measurements for ABI are being submitted with information from the OTS analysis as of June 30, 1999. Management believes there has been no significant change in the interest rate risk measures since June 30, 1999, for either ABO or ABI.

Presented below, as of June 30, 1999, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1998, 2% of the present value of ABO's assets was $1.867 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $2.190 million at June 30, 1999, ABO would have been required to make a $.162 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABO's risk-based capital ratio to 18.39% from 18.75%, which is still far in excess of the required risk-based capital ratio of 8%.


----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+300  bp          8,035        -3,619           -31%            9.48%            -329 bp
+200  bp          9,464        -2,190           -19%           10.87%            -190 bp
+100  bp         10,726          -929            -8%           12.01%             -76 bp
   0  bp         11,654                                        12.77%
-100  bp         11,593           -62            -1%           12.54%             -22 bp
-200  bp         10,914          -740            -6%           11.73%            -104 bp
-300  bp         10,288        -1,366           -12%           10.96%            -180 bp

* basis points

Also presented below, as of June 30, 1999, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1998, 2% of the present value of ABI's assets was $6.493 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $9.386 million at June 30, 1999, ABI would have been required to make a $1.447 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABI's risk-based capital ratio to 17.22% from 18.05%, which is still far in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+300  bp          20,562        -14,945          -42%           6.74%            -422 bp
+200  bp          26,122        - 9,386          -26%           8.38%            -258 bp
+100  bp          31,392        - 4,116          -12%           9.86%            -110 bp
   0  bp          35,508                                       10.96%
-100  bp          37,679          2,171          + 6%          11.50%            + 54 bp
-200  bp          37,040          1,533          + 4%          11.27%            + 31 bp
-300  bp          36,772          1,264          + 4%          11.14%            + 17 bp

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

           Exhibit 27 - Financial Data Schedule

           Reports on Form 8-K:  None

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AMERIANA BANCORP



DATE: November 9, 1999          /s/ Harry J. Bailey
      ----------------          -------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)





DATE: November 9, 1999          /s/ Richard E. Welling
      ----------------          ----------------------
                                Richard E. Welling
                                Senior Vice President-
                                Treasurer
                                (Principal Financial Officer
                                 and Accounting Officer)