Form 10-K405
period 1999-12-31
AMERIANA BANCORP
filed 2000-03-30
CIK 855574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


[x]  ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------  -------

                         Commission File Number: 0-18392

                                AMERIANA BANCORP
                    ---------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Indiana                                             35-1782688
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

2118 Bundy Avenue, New Castle, Indiana                          47362-1048
--------------------------------------                     -------------------
(Address of Principal Executive Offices)                         Zip Code

        Registrant's telephone number, including area code (765) 529-2230
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on the NASDAQ National Market on March 14, 2000 was $28,722,939 (for purposes of this calculation, directors and executive officers are not treated as "non-affiliates").

     As of March 14, 2000, there were issued and outstanding 3,146,616 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999 ("Annual Report") (Part II).
2. Portions of Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

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

General

     The Company. Ameriana Bancorp (the "Company") is the holding company for Ameriana Bank and Trust of Indiana, New Castle, Indiana ( "Ameriana-Indiana") and "Ameriana Bank of Ohio, F.S.B," Cincinnati, Ohio ("Ameriana-Ohio"). Ameriana-Indiana and Ameriana-Ohio, both federally chartered savings banks, are collectively referred to as the "Institutions."

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

     Ameriana-Indiana. Ameriana-Indiana is a federally chartered stock savings bank which began operations in 1890. Since 1935, Ameriana-Indiana has been a member of the Federal Home Loan Bank System and its savings deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). Ameriana-Indiana's main office is located at 2118 Bundy Avenue, New Castle, Indiana. It also conducts business through eight branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon and New Palestine, Indiana. Ameriana-Indiana, through a wholly owned subsidiary, Ameriana Financial Services, Inc., has an ownership interest in a life insurance underwriting firm located in New Orleans, Louisiana, and offers a full line of investments and securities products through its brokerage center located in New Castle, Indiana. Ameriana-Indiana completed construction of a new full service banking facility in New Palestine, Indiana to extend its reach southeast of the greater Indianapolis area. This new branch opened on December 6, 1999.

     The business of Ameriana-Indiana consists primarily of attracting deposits from the general public and originating mortgage loans on single family residences, and to a lesser extent on multi-family housing and commercial property. Ameriana-Indiana also makes home improvement loans and consumer loans and through its subsidiary engages in insurance and brokerage activities. In 1999, Ameriana-Indiana established a Business Services Division to provide specialized lending and other banking services for business customers. Commercial real estate loans have increased significantly during 1999. Ameriana-Indiana also began operating a Trust Department during 1999 which provides trust, investment and estate planning services. The principal sources of funds for Ameriana-Indiana's lending activities include deposits received from the general public, principal amortization and prepayment of loans. Ameriana-Indiana's primary sources of income are interest and fees on loans and interest on investments. Ameriana-Indiana has from time to time purchased loans and loan participations in the secondary market. Ameriana-Indiana also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed securities. Ameriana-Indiana's principal expenses are interest paid on deposit accounts and operating expenses incurred in the operation of Ameriana-Indiana.

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

Regulatory and Legislative Changes

     On November 12, 1999, the Gramm-Leach-Bliley Act was signed into law. The Act calls for the modernization of the banking system and could have far-reaching effects on the financial services industry and the Company's and the Institution's operations. For information on the provisions of this legislation, see "Regulation -- Financial Modernization Legislation."

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


                                                         At December 31,
                                    --------------------------------------------------------
                                          1999                1998                1997
                                    ----------------    ----------------    ----------------
                                    Amount   Percent    Amount   Percent    Amount   Percent
                                    ------   -------    ------   -------    ------   -------
                                                     (Dollars in thousands)
Type of Loan:
Conventional real estate loans:
  Non-residential loans.........  $  30,734   10.86%  $  15,282    5.47%  $   4,930    1.64%
  Residential loans.............    284,559   80.90     232,993   83.36     255,591   85.06

Commercial loans................      1,209     .35         862     .31          19     .01

Consumer Loans:
  Mobile home and auto loans....     16,373    4.77      21,854    7.82      31,818   10.39
  Education loans...............         --      --          --      --          --      --
  Loans secured by deposits.....      1,392     .40       1,351     .48       1,308     .44
  Home improvement loans........      1,577     .46       2,774     .99       5,629    1.87
  Other.........................      7,762    2.26       4,387    1.57       1,177     .59
                                  ---------  ------   ---------  ------   ---------  ------
     Total......................    343,606  100.00%    279,503  100.00%    300,472  100.00%
                                  ---------  ======   ---------  ======   ---------  ======

Less:
  Loans in process..............     16,723              12,123               4,876
  Deferred loan fees............       (129)                102                  44
  Loan loss reserve.............      1,534               1,284               1,163
                                  ---------           ---------           ---------
   Sub Total....................     18,128              13,509               6,083
                                  ---------           ---------           ---------
     Total......................  $ 325,478           $ 265,994           $ 294,389
                                  =========           =========           =========

Type of Security:
 Residential
   Single Family (1-4 units)....  $ 273,231   79.75%  $ 227,574   81.42%    252,153   83.92%
   5 or more dwelling units.....     11,336    3.30       5,419    1.94       3,438    1.14
 Other improved real estate.....     30,726    8.94      15,282    5.47       4,930    1.16
 Commercial.....................      1,209     .35         862     .31          19     .01
 Deposit accounts...............      1,392     .40       1,351     .48       1,308     .44
 Mobile home and auto...........     16,373    4.77      21,854    7.82      31,218   10.39
 Other..........................      9,339    2.49       7,161    2.56       7,406    2.46
                                  ---------  ------   ---------  ------   ---------  ------
     Total......................    343,606  100.00%    279,503  100.00%    300,472  100.00%
                                  ---------  ======   ---------  ======   ---------  ======
Less:
  Loans in process..............     16,723              12,123               4,876
  Deferred loan fees............       (129)                102                  44
  Loan loss reserve.............      1,534               1.284               1,163
                                  ---------           ---------           ---------
   Sub Total....................     18,128              13,509               6,083
                                  ---------           ---------           ---------
     Total......................  $ 325,478           $ 265,994           $ 294,389
                                  =========           =========           =========


                                                 At December 31,
                                     ------------------------------------
                                           1996                1995
                                     ----------------    ----------------
                                     Amount   Percent    Amount   Percent
                                     ------   -------    ------   -------
Type of Loan:
Conventional real estate loans:
  Non-residential loans.........   $   3,096    1.07%  $   3,670    1.35%
  Residential loans.............     240,948   83.58     230,992   84.69

Commercial loans................          24     .01          29     .01

Consumer Loans:
  Mobile home and auto loans....      31,706   11.00      29,735   10.90
  Education loans...............          --   --             --   --
  Loans secured by deposits.....       1,395     .48       1,318     .48
  Home improvement loans........       5,645    1.96          56     .02
  Other.........................       5,486    1.90       6,947    2.55
                                   ---------  ------   ---------  ------
     Total......................     288,300  100.00%    272,747  100.00%
                                   ---------  ======   ---------  ======

Less:
  Loans in process..............       4,495               5,463
  Deferred loan fees............         100                 215
  Loan loss reserve.............       1,104               1,076
                                   ---------           ---------
   Sub Total....................       5,699               6,754
                                   ---------           ---------
     Total......................   $ 282,601           $ 265,993
                                   =========           =========

Type of Security:
 Residential
   Single Family (1-4 units)....   $ 238,440   82.71%  $ 227,045   83.24%
   5 or more dwelling units.....       2,508     .87       3,947    1.45
 Other improved real estate.....       3,096    1.07       3,670    1.35
 Commercial.....................          24     .01          29     .01
 Deposit accounts...............       1,395     .48       1,318     .48
 Mobile home and auto...........      31,706   11.00      29,735   10.90
 Other..........................      11,131    3.86       7,003    2.57
                                   ---------  ------   ---------  ------
     Total......................     288,300  100.00%    272,747  100.00%
                                   ---------  ======   ---------  ======
Less:
  Loans in process..............       4,495               5,463
  Deferred loan fees............         100                 215
  Loan loss reserve.............       1,104               1,076
                                   ---------           ---------
   Sub Total....................       5,699               6,754
                                   ---------           ---------
     Total......................   $ 282,601           $ 265,993
                                   =========           =========

     The following table shows, at December 31, 1999, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Institutions the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                       Amounts of Loans which Mature in
                                -------------------------------------------------------------------------------
                                                                                2005 and
                                    2000              2001 - 2004              Thereafter               Total
                                  --------            -----------             ------------            -------
                                                                  (In thousands)
Type of Loan:
Real estate mortgage..........  $    9,747             $   28,526               $ 278,676            $  316,949
Other.........................       2,902                 19,017                   4,738                26,657
                                ----------             ----------               ---------            ----------
  Total.......................  $   12,649             $   47,543               $ 283,414            $  343,606
                                ==========             ==========               =========            ==========


     The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 1999 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).


                                                      Fixed               Adjustable
                                                       Rate                  Rate                 Total
                                                   ------------         --------------         --------
                                                                        (In thousands)
          Real estate mortgage loans.............  $  117,687             $ 189,515            $ 307,202
          Other loans............................      23,049                   706               23,755
                                                   ----------             ---------            ---------
            Total................................  $  140,736             $ 190,221            $ 330,957
                                                   ==========             =========            =========

     Residential Real Estate Lending. The Institutions' primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Institutions currently offer fixed-rate first mortgage and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The fixed-rate second mortgage loans provide for a maturity of ten years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Institutions make a fixed-rate mortgage loan, they determine whether the loan will be held in portfolio or sold, based primarily on the interest rate and term of the loan. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Fixed rate mortgage loans in the amount of $23.303 million were originated for sale during 1999 and $27.277 million were sold at a gain of $313,869. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year.

     The Institutions emphasize the origination of ARMs for portfolio. The Institutions currently offer several types of ARMs either as first-lien mortgage loans or as second-lien mortgage loans which are adjustable semi-annually, annually, or on three-year, five-year or seven-year intervals and indexed to the yields on comparable United States Treasury securities.

     The Institutions limit the maximum loan-to-value ratio on one-to-four family residential first mortgages to 95% of the appraised value with the requirement that private mortgage insurance normally be obtained for loan-to-value ratios in excess of 80%. The Institutions limit the loan-to-value ratio to 89.9% on second mortgages on one-to-four family dwellings.

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

     Construction and Commercial Real Estate Lending. The Institutions originate loans secured by existing commercial properties and construction loans on residential real estate. The Institutions' commercial real estate loans are secured by churches, nursing homes, hotels/motels, and other income-producing properties. Ameriana-Indiana's commercial real estate loans increased significantly during 1999. This was due to the establishment of the new Business Services Division during 1999. This new operation made direct commercial loans and more importantly purchased loan participations from other financial institutions. These participations in commercial real estate loans are reviewed and approved based upon the same credit standards as direct commercial loans at Ameriana-Indiana. Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. To minimize the risks involved in originating such loans, the Institutions consider, among other things, the credit worthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property.

     The Institutions originate and/or purchase construction loans on single family residential properties in their primary market areas. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Institutions' construction loans generally range in size between $100,000 and $500,000, and the Institutions' commercial real estate loans range from $100,000 to $3,000,000. Substantially all of the commercial and construction loans originated and/or purchased by the Institutions have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less. During fiscal 1999 construction loans originated or purchased amounted to $50.446 million. The gross outstanding construction loans at December 31, 1999 were:

      Single family (1-4 units).............................  $ 29,648
      Five or more dwelling units...........................     5,000
      Other improved real estate............................     8,323
                                                              --------
                                                              $ 42,971
                                                              ========

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

     Consumer Loans. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Institutions have included loans on automobiles and other consumer goods, as well as education loans, loans secured by savings accounts, credit cards, and secured and unsecured lines of credit. In 1999, the Company continued to originate automobile loans. Such loans are originated both directly with customers and through automobile dealers in the Company's lending areas. The volume of automobile loans has decreased due to low competitive rates and the Company not being willing to meet these low rates.

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

     Commercial Business Lending. Under applicable law, the Institutions are permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of the Institutions' respective assets. The Institutions do not, as a common practice, make unsecured commercial loans. The Company began making and purchasing the collaterized commercial loans in 1998. The total lease and commercial portfolio at December 31, 1999 was $1,209,000.

     Originations, Purchases and Sales. Historically, all residential and commercial real estate loans have been originated directly by the Institutions through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Institutions also obtain loans from paid brokers. The Institutions obtained $44.717 million of loans from brokers in 1999. Commercial real estate and construction loan originations have been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Institutions' programs by advertising, as well as direct solicitation.

     The Institutions have previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Institutions retain the servicing of loans they sell, the Institutions retain responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Institutions typically receive a fee of between .25% and .50% per annum of the loans' principal amount for performing this service. At December 31, 1999, the Institutions were servicing $154.552 million of loans for others.

     Management believes that purchases of loans and loan participations are generally desirable, primarily when area mortgage demand is less than the supply of funds available for local mortgage origination or when loan terms are available in areas outside the Institutions' respective local lending areas which are more favorable to their investment requirements. Additionally, purchases of loans may be made in order to diversify the Institutions' lending portfolios. The Institutions' loan purchasing activities fluctuate significantly. The servicing of purchased loans is generally performed by the seller. In order to cover servicing costs, a portion of the interest being paid by the borrower is retained by the servicer. In addition to whole loan purchases, the Institutions also purchase participation interests in loans. Both whole loans and participations are purchased on a yield basis. As of December 31, 1999, $20.924 million, or 6.23%, of the Institutions' aggregate loans consisted of purchased loans which were serviced by others.

     The following table shows aggregate loans originated, purchased and sold by the Company during the periods indicated.

                                                  Year Ended December 31,
                                          --------------------------------------
                                              1999          1998          1997
                                             ------        ------        -----
                                                      (In thousands)
Loans Originated:
  Conventional real estate loans:
    Construction loans..................  $   31,233    $   39,737    $   22,607
    Loans on existing property..........      41,295        72,390        28,508
    Loans refinanced....................      17,996        49,791        37,846
  Other loans...........................      41,276        27,406        32,988
                                          ----------    ----------    ----------
       Total loans originated...........     131,800       189,324       121,949
                                          ----------    ----------    ----------

Loans Purchased:
  Real estate loans:
    Conventional........................      60,355         3,938         3,710
    Mortgage-backed securities..........          --            --            --
  Commercial-other collateral...........          --         2,500            --
                                          ----------    ----------    ----------
       Total loans purchased............      60,355         6,438         3,710
                                          ----------    ----------    ----------

Total loans originated and purchased....  $  192,155    $  195,762    $  125,659
                                          ==========    ==========    ==========
Mortgage loans and leases sold..........  $   27,277    $   93,498    $   29,862
                                          ==========    ==========    ==========

     For additional information, see "Management's Discussion and Analysis -- Results of Operations" included in the Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report"), which is filed as
Exhibit 13 to this report.

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

     Ameriana-Indiana's loan officers and/or loan committees, analyze the loan application and the property to be used as collateral and subsequently approves or denies the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. Residential loans of $500,000 or more and commercial loans of $350,000 or more but less than $1,000,000 must be approved by a committee consisting of certain members of senior management. The Board of Directors must approve all loans in excess of $1,000,000. In connection with the origination of single family residential adjustable-rate mortgages ("ARMs"), borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment. Ameriana-Ohio's loan committee, consisting of authorized officers, may approve loan applications up to $250,000. Ameriana-Ohio's Board of Directors reviews and approves loan applications in excess of $250,000.

     Loan Commitments. Conventional loan commitments by the Institutions are generally granted for periods of up to 60 days. The total amount of the Institutions' aggregate outstanding commitments to originate real estate loans at December 31, 1999, was approximately $22.389 million. It has been the Institutions' experience that few commitments expire unfunded.

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

     For additional information, see Note 4 of the Consolidated Financial Statements in the Annual Report.

     Delinquencies. When a borrower defaults upon a required payment on a loan, the Institutions contact the borrower and attempt to induce the borrower to cure the default. A late payment notice is mailed to the borrower and a telephone contact is made after a payment is 15 days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Institutions' normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Institutions will institute measures to remedy the default, including commencing a foreclosure action.

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

     The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated. At December 31, 1999, the Company had $751,000 of other problem loans for which the Company had serious doubts as to the ability of the borrowers to comply with the existing payment terms and conditions.

                                                                              At December 31,
                                                      ---------------------------------------------------------

                                                         1999        1998        1997       1996         1995
                                                        ------      ------      ------     ------       -----
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  Real Estate:
    Residential.....................................   $    703    $    684    $    847    $    694    $    754
    Commercial......................................        226          15          --          --          --
  Commercial........................................         11          --          19          24          29
  Consumer..........................................        231          46          11           3           6
                                                       --------    --------    --------    --------    --------
    Total...........................................      1,171         745         877         721         789
                                                       --------    --------    --------    --------    --------

Accruing loans contractually past due 90
  days or more:
  Real Estate:
    Residential.....................................         16          37          61         279         515
    Commercial......................................         --          --          57          --          --
  Commercial........................................         --          --          --          --          --
  Consumer..........................................          9           3           7          36          25
                                                       --------    --------    --------    --------    --------
    Total...........................................         25          40         124         315         540
                                                       --------    --------    --------    --------    --------

     Total of non-accrual and
       90 days past due loans.......................   $  1,196    $    785    $  1,002    $  1,036    $  1,329
                                                       ========    ========    ========    ========    ========

Percentage of total loans (excluding
    mortgage-backed securities).....................        .37%       .30%        .33%        .36%         .50%
                                                      =========    ========    ========    ========    ========

Other non-performing assets (1).....................  $      --    $     96    $    160    $    101    $    145
                                                      =========    ========    ========    ========    ========

----------
(1) Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

     During 1999, the Company would have recorded gross interest income of $106 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Company included interest income of $40 on those loans in its net income for the year. For additional information regarding the Company's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in the Annual Report, Exhibit 13 hereto.

     Federal regulations require that each savings institution shall classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset classification categories (i.e., Substandard, Doubtful and Loss). The regulations also have a Special Mention category, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the savings institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the savings institution's classifications and amounts reserved. Based on management's review of the Institutions' assets at December 31, 1999, $233,000 and $235,000 of Ameriana-Indiana's assets were classified as Substandard and Doubtful, $742,000 and $3,000 of Ameriana-Ohio's assets were classified as Substandard and Doubtful, and $16,000 and $1,069,000 of Ameriana-Indiana's and Ameriana-Ohio's assets were designated as Special Mention, respectively.

Reserves for Losses on Loans and Real Estate

     In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Institutions' respective customer bases, and periodic reviews of loan portfolio quality by the Institutions' personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 1999, Ameriana-Indiana's and Ameriana-Ohio's allowances for loan losses amounted to $1,039,000 and $495,000, respectively.

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

     The following table sets forth an analysis of the Company's aggregate allowance for loan losses for the periods indicated.

                                                                        Year Ended December 31,
                                                      --------------------------------------------------------

                                                        1999        1998        1997       1996         1995
                                                       ------      ------      ------     ------       -----
                                                                        (Dollars in thousands)
Balance at Beginning of Period......................  $  1,284    $  1,163    $  1,104    $  1,076    $  1,022

Charge Offs:
  Real Estate:
    Residential.....................................        --          12          31           1          44
    Commercial......................................        --          --          --          --          --
  Commercial business leases........................        --          --          --          --          --
  Consumer..........................................        98         153         170          51          42
                                                      --------    --------    --------    --------    --------
 ....................................................        98         165         201          52          86
                                                      --------    --------    --------    --------    --------
Recoveries:
  Real Estate:
    Residential.....................................        --          --          --          --           2
    Commercial......................................        --          --          --          --          --
  Commercial business leases........................         4          --          --          10          --
  Consumer..........................................        17          27          18           4          21
                                                      --------    --------    --------    --------    --------
                                                            21          27          18          14          23
                                                      --------    --------    --------    --------    --------

Net Loans Charged-Off...............................       (77)       (138)       (183)        (38)        (63)
Increase from acquisition...........................        --         100          --          --          --
Provision for Loan Losses...........................       327         159         242          66         117
                                                      --------    --------    --------    --------    --------

Balance at End of Period............................  $  1,534    $  1,284    $  1,163    $  1,104    $  1,076
                                                      ========    ========    ========    ========    ========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period...............       .03%        .05%        .06%        .01%        .02%
                                                      ========    ========    ========    ========    ========

Ratio of Ending Allowance for
  loan losses to ending loans.......................       .47%        .49%        .40%        .39%        .40%
                                                      ========    ========    ========    ========    ========

     The following table sets forth a breakdown of the Company's aggregate allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                        At December 31,
                         -----------------------------------------------------------------------------------------------------------
                                 1999                  1998                  1997                  1996                  1995
                         -------------------   -------------------   -------------------   -------------------   -------------------
                                 Percent of            Percent of            Percent of            Percent of            Percent of
                                 Total Loans           Total Loans           Total Loans           Total Loans           Total Loans
                                   in Each               in Each               in Each               in Each               in Each
                                 Category to           Category to           Category to           Category to           Category to
                         Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans   Amount  Total Loans
                         ------  -----------   ------  -----------   ------  -----------   ------  -----------   ------  -----------
                                                                    (Dollars in thousands)
Loans:
  Real Estate Mortgage  $   819       92%     $   507       89%     $   476       86%     $   496       85%     $   486       86%
  Commercial                 11       --           15       --           19       --           24       --           34       --
  Consumer                  704        8          762       11          668       14          584       15          556        14
                        -------      ---      -------      ---      -------      ---      -------      ---      -------       ---
   Total Allowance for
   Loan Losses          $ 1,534      100%     $ 1,284      100%     $ 1,163      100%     $ 1,104      100%     $ 1,076      100%
                        =======      ===      =======      ===      =======      ===      =======      ===      =======      ===

Investment Activities

     Interest and dividends on investment securities, mortgage-backed securities, Federal Home Loan Bank stock and interest-bearing deposits provides the second largest source of income for the Company (after interest on loans and mortgage-backed securities), constituting 25.37% of the Company's total interest income (and dividends) for fiscal 1999. The Institutions maintain their liquid assets in excess of the minimum requirements imposed by regulation at levels believed adequate to meet requirements of normal banking activities and potential savings outflows. At December 31, 1999, Ameriana-Indiana's and Ameriana-Ohio's liquidity ratios (liquid assets as a percentage of net withdrawable savings and short-term borrowings) were 18.71% and 14.08%, respectively.

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

     At December 31, 1999, the market values of the Company's aggregate investment securities, Federal Home Loan Bank stock and mortgage-backed securities were approximately $81.481 million, $4.341 million and $14.787 million, respectively. The following table sets forth the carrying value of the Company's short-term investments, Federal Home Loan Bank stock, and mortgage-backed securities at the dates indicated.

                                                       At December 31,
                                             ----------------------------------
                                                1999        1998         1997
                                               ------      ------       -----
                                                       (In thousands)

    Investment securities.................   $  87,735    $  51,581    $ 35,395
    Interest-bearing deposits (1).........       6,795       41,493      10,143
    FHLB stock............................       4,341        3,588       3,412
    Mortgage-backed securities............      14,970       20,217      29,996
                                             ---------    ---------    --------
      Total investments...................   $ 113,841    $ 116,879    $ 78,946
                                             =========    =========    ========

----------
(1) Consist of overnight deposits and short-term non-negotiable certificates of deposit.

     The following table sets forth information regarding maturity distribution and average yields for the Company's investment securities portfolio at December 31, 1999.

                             Within 1 Year        1-5 Years         5-10  Years       Over 10 Years          Total
                            --------------     --------------     --------------     --------------     --------------
                            Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
                            ------   -----     ------   -----     ------   -----     ------   -----     ------   -----
Federal agencies            $    --     --%    $ 1,700   6.21%    $27,042   6.57%    $58,993   7.00%    $87,735   6.85%

     The Company's mortgage-backed securities include both fixed- and adjustable-rate securities, though the Company emphasizes adjustable-rate investments in order to enhance the interest rate sensitivity of its interest-earning assets. At December 31, 1999, the Company's mortgage-backed securities consisted of the following:


                                                         Carrying    Average
                                                          Amount       Rate
                                                         --------    -------
                                                       (Dollars in thousands)

     Variable rate:
       Repricing in one year or less..................  $   8,192      6.88%
       Repricing in one to five years.................      1,554      6.75
     Fixed-rate:
       Maturing in five years or less.................      1,256      6.20
       Maturing in five to ten years..................        140      8.62
       Maturing in more than ten years................      3,828      7.83
                                                        ---------
         Total........................................  $  14,970      7.07
                                                        =========

     As members of the Federal Home Loan Bank System, the Institutions must maintain minimum levels of liquid assets which vary from time to time. See "-- Regulation -- Federal Home Loan Bank System." Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to return on loans.

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

     As of December 31, 1999, approximately 31.09%, or $110.592 million, of the Institutions' aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

                                                               Increase                            Increase
                                            Balance at        (Decrease)        Balance at        (Decrease)       Balance at
                                           December 31,       From Prior       December 31,       From Prior      December 31,
                                              1999               Year             1998               Year             1997
                                       -------------------    ----------   -------------------    ----------   -------------------
                                                                            (Dollars in thousands)

Savings deposits....................   $  38,660    10.87%    $  (5,518)   $  44,178    13.23%    $    (536)   $  44,714    13.88%
NOW accounts........................      33,854     9.52         1,435       32,419     9.71        10,222       22,197     6.89
Money market deposit accounts.......      38,079    10.70         8,801       29,278     8.77        21,480        7,798     2.42

Certificate accounts:
  Jumbo certificates................      40,044    11.26        11,891       28,153     8.43         4,121       24,032     7.46
  Fixed-rate certificates:
   12 months or less................      75,511    21.22        15,144       60,367    18.07       (15,673)      76,040    23.60
   13-24 months.....................      44,148    12.41         1,965       42,183    12.63        11,326       30,857     9.58
   25-36 months.....................      56,034    15.75       (12,939)      68,973    20.65         8,477       60,496    18.77
   37 months or greater.............      25,310     7.11         1,521       23,789     7.12       (26,679)      50,468    15.66
  Variable rate certificate:
   18 months........................       4,119     1.16          (530)       4,649     1.39          (966)       5,615     1.74
                                       ---------   ------     ---------    ---------   ------     ---------    ---------   ------
                                       $ 355,759   100.00%    $  21,770    $ 333,989   100.00%    $  11,772    $ 322,217   100.00%
                                       =========   ======     =========    =========   ======     =========    =========   ======

     The variety of deposit accounts offered by the Institutions has permitted them to be competitive in obtaining funds and has allowed them to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Institutions have become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Institutions to attract and maintain deposits and their costs of funds have been, and will continue to be, significantly affected by money market conditions. The Institutions currently offer a variety of deposit products as options to the customer. They include noninterest-bearing and interest-bearing NOW accounts, Savings accounts, Money Market Demand Accounts, ("MMDA") and Certificates of Deposit ranging in terms from three months to seven years.

     The following table sets forth the Company's average aggregate balances and interest rates. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                       For the Year Ended December 31,
                                  -----------------------------------------------------------------------
                                          1999                      1998                      1997
                                  --------------------      --------------------      -------------------
                                              Average                   Average                   Average
                                  Average       Rate        Average       Rate        Average       Rate
                                  Balance       Paid        Balance       Paid        Balance       Paid
                                  -------     --------      -------     --------      -------     ------
                                                          (Dollars in thousands)
Interest-bearing demand
   deposits.................... $   53,982      3.27%     $   36,274      3.12%     $   19,579      2.30%
Savings deposits...............     41,717      1.99          45,626      2.13          45,529      2.50
Time deposits..................    235,867      5.34         231,141      5.69         251,670      5.77
                                ----------                ----------                ----------
                                $  331,566      4.58      $  313,041      4.88      $  316,778      5.09
                                ==========                ==========                ==========

     The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.

                                                    At December 31,
                                       ---------------------------------------
                                           1999          1998           1997
                                          ------        ------         -----
                                                   (In thousands)

        Less than 4%.................  $    5,375    $       757    $      101
         4% -  5.99%.................     176,432        169,194       153,211
         6% -  7.99%.................      63,328         57,754        92,849
         8% -  9.99%.................          31            409         1,346
                                       ----------    -----------    ----------
                                       $  245,166    $   228,114    $  247,507
                                       ==========    ===========    ==========

     The following table sets forth the amount and maturities of the Company's time deposits at December 31, 1999.

                                                                 Amount Due
                                 ---------------------------------------------------------------------------
                                  Less Than                                        More Than
      Rate                        One Year        1-2 Years      2-3 Years          3 Years        Total
      ----                        --------        ---------      ---------          -------        -----
                                                               (In thousands)

Less than 4%....................  $   5,375       $       --     $       --      $       --       $    5,375
4% - 5.99%......................    126,626           43,658          4,235           1,913          176,432
6% - 7.99%......................     45,557            1,882          3,720          12,169           63,328
8% - 9.99%......................         18               --             13              --               31
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 177,576       $   45,540     $    7,968      $   14,082       $  245,166
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of the Company's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 1999.

                                                                  Savings, NOW
                                                 Certificates       and MMDA
        Maturity Period                           of Deposit        Deposits
        ---------------                          ------------     ------------
                                                        (In thousands)

        Three months or less...................   $  18,192        $   14,769
        Over three through six months..........       7,223                --
        Over six through twelve months.........       6,198                --
        Over twelve months.....................       8,431                --
                                                  ---------        ----------
             Total.............................   $  40,044        $   14,769
                                                  =========        ==========

     The following table sets forth the aggregate savings activities of the Company for the periods indicated.


                                                                          Year Ended December 31,
                                                                     ---------------------------------
                                                                      1999         1998          1997
                                                                     ------       ------        ------
                                                                              (In thousands)

      Net increase (decrease) before interest credited..........  $    6,780    $   (2,815)   $  (12,690)
      Interest credited.........................................      14,990        14,587        16,202
                                                                  ----------    ----------    ----------
      Net increase (decrease) in deposits.......................  $   21,770    $   11,772    $    3,512
                                                                  ==========    ==========    ==========

     Borrowings. Deposits are the primary sources of funds for the Institutions' lending and investment activities and for their general business purposes. Ameriana-Indiana and Ameriana-Ohio can also use advances (borrowings) from the Federal Home Loan Banks of Indianapolis and Cincinnati, respectively, to supplement their supplies of lendable funds, to meet deposit withdrawal requirements and to extend the terms of their liabilities. Advances from the Federal Home Loan Bank are typically secured by the Institutions' stock in its Federal Home Loan Bank and a portion of the Institutions' first mortgage loans or investment securities. At
December 31, 1999, Ameriana-Ohio had $37.511 million of advances outstanding from the Federal Home Loan Bank of Cincinnati and Ameriana-Indiana had $45.0 million of advances outstanding from the Federal Home Loan Bank of Indianapolis.

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

Average Balance Sheet

         The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated and average yields earned and rates paid at December 31, 1999. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                                                       Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                              At December 31,                   1999                             1998
                                                   1999           --------------------------------  -------------------------------
                                             -----------------                           Average                           Average
                                             Balance     Rate     Balance     Interest  Yield/Cost  Balance    Interest  Yield/Cost
                                             -------     ----     -------     --------  ----------  -------    --------  ----------
                                                                                (Dollars in thousands)
Interest-earning assets:
 Loan portfolio (1).......................  $ 327,012    7.73%   $ 281,943   $  21,703     7.70%   $ 277,233   $  22,517     8.12%
 Mortgage-backed securities...............     14,970    7.07       17,280       1,080     6.25       25,236       1,663     6.59
 Short-term investments and other
  interest-earning assets (2).............     98,871    6.75       98,345       6,300     6.41       67,716       4,121     6.08
                                            ---------   -----    ---------   ---------    -----    ---------   ---------    -----
    Total interest-earning assets.........    440,853    7.49      397,568      29,083     7.32      370,185      28,301     7.64

Noninterest-earning assets................     45,496               33,488                            20,002
                                            ---------            ---------                         ---------
    Total assets..........................  $ 486,349            $ 431,056                         $ 390,187
                                            =========            =========                         =========

Interest-bearing liabilities:
  Deposits................................  $ 339,451    4.71    $ 331,566      15,194     4.58    $ 313,041      15,265     4.88
  FHLB advances...........................     82,511    5.49       28,700       1,555     5.42       12,379         728     5.88
                                            ---------   -----    ---------   ---------    -----    ---------   ---------    -----
    Total interest-bearing liabilities:...    421,962    4.86      360,266      16,749     4.65      325,420      15,993     4.91
                                                        -----                ---------    -----                ---------    -----
Noninterest-bearing liabilities...........     24,358               26,958                            19,522
                                            ---------            ---------                         ---------
    Total liabilities.....................    446,320              387,224                           344,942
Shareholders' equity......................     40,029               43,832                            45,245
                                            ---------            ---------                         ---------
    Total liabilities and shareholders'
      equity..............................  $ 486,349            $ 431,056                         $ 390,187
                                            =========            =========                         =========
Net interest income.......................                                   $  12,334                         $  12,308
                                                                             =========                         =========
Interest rate spread......................               2.63%                             2.67%                             2.73%
                                                        =====                             =====                             =====
Net yield on interest-earning assets......                                                 3.10%                             3.32%
                                                                                          =====                             =====
Ratio of average interest-earning assets
  to average interest-bearing liabilities.                                               110.35%                           113.76%
                                                                                         ======                            ======
                                             ---------------------------------
                                                          1997
                                             ---------------------------------
                                                         Average     Average
                                             Balance     Interest   Yield/Cost
                                             -------     --------   ----------
Interest-earning assets:
 Loan portfolio (1).......................  $ 290,922   $  23,234      7.99%
 Mortgage-backed securities...............     34,005       2,319      6.82
 Short-term investments and other
  interest-earning assets (2).............     54,816       3,780      6.90
                                            ---------   ---------     -----
    Total interest-earning assets.........    379,743      29,333      7.72

Noninterest-earning assets................     16,940
                                            ---------
    Total assets..........................  $ 396,683
                                            =========

Interest-bearing liabilities:
  Deposits................................  $ 316,778      16,114      5.09
  FHLB advances...........................     19,791       1,231      6.22
                                            ---------   ---------     -----
    Total interest-bearing liabilities:...    336,569      17,345      5.15
                                                        ---------     -----
Noninterest-bearing liabilities...........     16,253
                                            ---------
    Total liabilities.....................    352,822
Shareholders' equity......................     43,861
                                            ---------
    Total liabilities and shareholders'
      equity..............................  $ 396,683
                                            =========
Net interest income.......................              $  11,988
                                                        =========
Interest rate spread......................                             2.57%
                                                                     ======
Net yield on interest-earning assets......                             3.16%
                                                                     ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities.                           112.83%
                                                                     ======

----------
(1) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.
(2) Includes interest-bearing deposits in other financial institutions, investment securities and FHLB stock.

Subsidiary Activities

     As federally chartered savings institutions, the Institutions are permitted to invest an amount equal to 2% of their respective assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations at December 31, 1999, Ameriana-Indiana and Ameriana-Ohio were authorized to invest up to approximately $11.135 million and $3.566 million, respectively, in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests, which the Institutions do, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

     The Company owns all of the stock of Ameriana-Indiana and Ameriana-Ohio and operates as a multiple thrift holding company. The Company also owns all of the stock of Indiana Title Insurance Company, which provides title insurance services in the communities it serves and all the stock of AIA, which provides insurance products to the communities it serves. AIA was dividended to the Company on December 31, 1998 by Ameriana-Indiana. The Company expanded its title services by opening a second location in the Avon, Indiana branch.

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

     At December 31, 1999, Ameriana-Indiana's and Ameriana-Ohio's investments in, and loans to, their subsidiaries were approximately $3.198 million and $13,550, respectively, consisting of direct equity investments and lines of credit.

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

     Financial Modernization Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the

Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     Regulatory Capital Requirements. Under OTS regulations, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 4% (3% if the institution is rated CAMELS 1) of adjusted total assets and "total" capital, a combination of core and "supplementary" capital, equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). See "-- Prompt Corrective Regulatory Action." For purposes of the regulation, Tier 1 capital has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, unless the subsidiaries are engaged in activities undertaken as agent for customers or in mortgage banking activities, or the subsidiaries are depository institutions or holding companies therefor.

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

     The table below represents the Institutions' historical capital position relative to their various minimum regulatory capital requirements at December 31, 1999.

                                                  Ameriana-Indiana            Ameriana-Ohio
                                                ---------------------      --------------------
                                                          Percent of                 Percent of
                                                Amount    Assets  (1)      Amount    Assets  (1)
                                                ------    -----------      ------    -----------
                                                             (Dollars in thousands)

Tangible Capital...........................   $  31,031       8.4%       $   8,010       6.8%
Tangible Capital Requirement...............       5,529       1.5            1,766       1.5
                                              ---------     -----        ---------     -----
  Excess...................................   $  25,502       6.9%       $   6,244       5.3%
                                              =========     =====        =========     =====

Core Capital...............................   $  31,031       8.4%       $   8,010       6.8%
Core Capital Requirement...................      11,057       3.0            3,531       3.0
                                              ---------     -----        ---------     -----
  Excess...................................   $  19,974       5.4%       $   4,479       3.8%
                                              =========     =====        =========     =====

Total Capital (i.e., Core and
  Supplementary Capital)...................   $  31,599      15.6%       $   8,279      14.2%
Risk-Based Capital Requirement.............      16,220       8.0            4,673       8.0
                                              ---------     -----        ---------     -----
  Excess...................................   $  15,379       7.6%       $   3,606       6.2%
                                              =========     =====        =========     =====

----------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


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

     The 200 basis point immediate increase in rates would create a net portfolio decrease of $13,689,000. Based upon 2% of assets from the June 30, 1999 Thrift Financial Report, Ameriana-Indiana would be required to reduce capital by 50% of the difference or $3,606,000. The excess risk-based capital would be reduced to an excess of $11,773,000 from the previously calculated excess of $15,379,000. Based on Ameriana-Ohio's current level of interest rate risk exposure it is not subject to additional capital requirements.

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

     At December 31, 1999, the maximum amounts Ameriana-Indiana and Ameriana-Ohio could lend to one borrower under the 15% standard were $4.739 million and $1.241 million, respectively. At that date, Ameriana-Indiana's and Ameriana-Ohio's largest loans to one borrower were $2.959 million and $981,000, respectively.

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

     Under implementing regulations, the federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is an institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a CAMELS 1 rating). An "undercapitalized" savings institution is an institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). A "significantly undercapitalized" savings institution is defined as an institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or
(iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" core capital to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any composite rating category. The Institutions are classified as well capitalized under the regulations.

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

     Additionally, the FDICIA required each federal banking agency to establish standards relating to the adequacy of asset and earnings quality. In 1995, the OTS issued guidelines relating to asset and earnings quality. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset quality and earnings standards have a material effect on the Institutions.

     Federal Home Loan Bank System. The Institutions are members of the Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 regional Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As members of the Federal Home Loan Banks of Indianapolis and Cincinnati, the Institutions are required to acquire and hold shares of capital stock in their respective Federal Home Loan Banks amounts at least equal to the greater of 1% of the aggregate unpaid principal of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the Federal Home Loan Banks, whichever is greater. Ameriana-Indiana and Ameriana-Ohio were in compliance with this requirement at December 31, 1999, with investments in Federal Home Loan Bank stock of $2.404 million and $1.937 million, respectively.

     The Federal Home Loan Banks serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. At December 31, 1999, Ameriana-Indiana had $45.0 million of advances outstanding from the Federal Home Loan Bank of Indianapolis and Ameriana-Ohio had $37.511 million of advances outstanding from the Federal Home Loan Bank of Cincinnati.

     Liquidity Requirements. The Institutions are required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of state and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage-backed securities) equal to a monthly average of not less than a specified percentage (currently 4%) of their respective net withdrawable savings deposits plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The liquidity ratios of Ameriana-Indiana and Ameriana-Ohio at December 31, 1999 were 18.71% and 14.08%, respectively.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance premiums where the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment category are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at the rate of 6.5 basis points while Bank Insurance Fund ("BIF") members were assessed at the rate of
1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Qualified Thrift Lender Test. The Institutions are subject to OTS regulations which use the concept of a Qualified Thrift Lender to determine eligibility for Federal Home Loan Bank advances and for certain other purposes. A savings institution that does not meet the Qualified Thrift Lender test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; and (iii) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment, unless the investment or activity is permissible for a national bank and a savings association.

     To qualify as a Qualified Thrift Lender, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans, and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once and if it fails the Qualified Thrift Lender Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Failure to qualify as a Qualified Thrift Lender results in a number of sanctions, including the imposition of certain operating restrictions imposed on national banks and a restriction on obtaining additional advances from the Federal Home Loan Bank System. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

     At December 31, 1999, approximately 76.04% and 87.64% of Ameriana-Indiana's and Ameriana Ohio's respective assets were invested in Qualified Thrift Investments as currently defined.

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% net transaction accounts on the first $44.3 million, plus 10% of the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 1999, the Institutions met their respective reserve requirements.

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

Employees

     As of December 31, 1999, the Company and subsidiaries had approximately 174 full-time and seven part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

Executive Officers

                           Age at
Name                  December 31, 1999   Principal Position
----                  -----------------   ------------------

Harry J. Bailey              57           President and Chief Executive Officer of
                                          Ameriana-Indiana and the Company

Grover F. Archer             59           Senior Vice President - Branch Operations of
                                          Ameriana-Indiana.

Deborah A. Bell              47           Senior Vice President - Information Technology  of
                                          Ameriana-Indiana

Timothy G. Clark             49           Executive Vice President and Chief Operating Officer of
                                          Ameriana-Indiana

Ronald M. Holloway           50           Senior Vice President - Lending Services of
                                          Ameriana-Indiana

Ralph E. Kerwin              63           Senior Vice President - Deposit  Services of
                                          Ameriana-Indiana

Michael C. Olson             50           President and Chief Executive Officer of Ameriana-Ohio

Nancy A. Rogers              57           Senior Vice President - Marketing Services of
                                          Ameriana-Indiana and Secretary of Ameriana-Indiana and
                                          the Company

Richard E. Welling           54           Senior Vice President - Treasurer of Ameriana-Indiana
                                          and the Company

Edward J. Wooton             46           Senior Vice President - Subsidiaries  of
                                          Ameriana-Indiana and Senior Vice President of the
                                          Company

Jan F. Wright                56           Senior Vice President - Business Services of
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

     Grove F. Archer joined Ameriana-Indiana as Senior Vice President - Branch Operations in January 1999. Prior to joining Ameriana-Indiana he held the position of Area President for one year, as Regional Administrative Manager for six years and Senior Vice President and Director of Retail Banking for six years at National City Bank of Indiana and its predecessor in Anderson, Indiana. Prior to that time Mr. Archer was in senior management positions with Indiana Lawrence Bank in North Manchester, Indiana for 16 years.

     Deborah A. Bell was elected as Senior Vice President - Information Technology in May 1998. She has been employed at Ameriana-Indiana since 1976 and most recently served as Vice President and Director of Data Processing since 1991 after serving in that department since July 1985.

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

     Edward J. Wooton joined the staff of Ameriana-Indiana in August 1985 as Senior Vice President - Subsidiaries and directs diversified operations of Ameriana-Indiana. He came to Ameriana-Indiana from the Management Advisory Services Group of Deloitte and Touche, and prior to that he was an operations officer of a thrift institution in the Chicago area. He was appointed Senior Vice President of the Company in 1989.

     Jan F. Wright was elected as Senior Vice President - Business Services at Ameriana-Indiana in January 1998 and prior to that served as Senior Vice President - Branch Operations since March 1995. He previously held the position of Vice President and Director of Loan Origination and Processing and has been employed by Ameriana-Indiana since 1972.

Item 2.  Properties
-------------------

     Offices and Other Material Properties

          The following table sets forth the location of the Company's office facilities at December 31, 1999 and certain other information relating to these properties at that date.

                                    Year        Total         Net      Owned/   Square
                                  Acquired   Investment   Book Value   Leased    Feet
                                  --------   ----------   ----------   ------    ----

Ameriana-Indiana:

  Main Office
  2118 Bundy Avenue
  New Castle, Indiana..........     1958     $3,509,028   $1,126,680   Owned     20,500

  1311 Broad Street
  New Castle, Indiana..........     1890      1,398,346      436,655   Owned     18,000

  956 North Beechwood Street
  Middletown, Indiana..........     1971        441,803       99,355   Owned      5,500

  22 North Jefferson
  Knightstown, Indiana.........     1979        575,972      194,356   Owned      3,400

  1810 North State Street
  Greenfield, Indiana..........     1995      1,505,648    1,097,794   Owned      5,800

                                    Year        Total         Net      Owned/   Square
                                  Acquired   Investment   Book Value   Leased    Feet
                                  --------   ----------   ----------   ------    ----
  99 Dan Jones Road
  Avon, Indiana..................   1995      1,828,565    1,547,929    Owned   12,600

  1754 East 53rd Street
  Anderson, Indiana..............   1993        428,473      292,021    Owned    1,500

  488 W. Main Street
  Morristown, Indiana............   1998        454,513      380,531    Owned    2,600

  7435 W. U.S. 52
  New Palestine, Indiana.........   1999      1,016,100      992,827    Owned    3,300

Ameriana-Ohio:

  7200 Blue Ash Road
  Cincinnati, Ohio...............   1992      1,438,788      604,214    Owned    9,100

  2894 W. U.S. 22 & 3
  Maineville, Ohio...............   1998        116,711       44,435   Leased    3,000

  6385 Branch Hill-Guinea Pike
  Loveland, Ohio.................   1998         73,793       41,406   Leased    1,500

  Ameriana Insurance Agency, Inc.
  2020 S. Memorial Drive
  New Castle, Indiana............   1987        182,804       73,197   Leased    1,200

Indiana Title Insurance Company
  1309 Broad Street
  New Castle, Indiana............   1991         19,573        9,566   Leased    1,000

Ameriana Bancorp
  1908 Bundy Avenue
  New Castle, Indiana............   1999        176,305      176,305    Owned    5,000
                                            -----------  -----------

       Total......................          $13,166,422  $ 7,117,271
                                            ===========  ===========

     The Institutions use on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 1999, the total net book value of the Company's offices and equipment (including leasehold improvements) was $7.117 million.

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


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder
----------------------------------------------------------------------------
Matters
-------

     The information set forth (i) in Note 17 of the Notes to Consolidated Financial Statements under "Item 7. Financial Statements", and (ii) under the section titled "Market Information" in the Annual Report, which section is included in the information furnished as Exhibit 13 hereof, is incorporated herein by reference.

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

     For information concerning compliance with Section 16(a) of the Exchange Act, see the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

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


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     1.   Report of Independent Auditor

     2.   Financial Statements

          (a)  Consolidated Statements of Condition at December 31, 1999 and
               1998

          (b) Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1999

          (c) Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1999

          (d) Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1999

          (e)  Notes to Consolidated Financial Statements

          All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   Exhibits

          3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the SEC on September 18, 1989

          10.1 Ameriana Bancorp stock option plans and other option agreements -- 1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990; 1996 Stock Option and Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996; other option agreements with Charles M. Drackett, Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

          10.2 Ameriana-Indiana Employment Agreements with Harry J. Bailey and Edward J. Wooton -- agreements with Mr. Bailey incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 1994; agreement with Mr. Wooton incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 28, 1995

          10.3 Form of Employment Agreement with Senior Officers, Richard E. Welling, Timothy G. Clark and Michael C. Olson incorporated herein by reference to Exhibit 10.2 hereto

          10.4 Ameriana Bancorp 1996 Stock Option and Incentive Plan, as amended in 1998 -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 1999

          10.5 Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement

          10.6 Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior

          10.7 Executive Supplemental Retirement Plan Agreement between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey

          13   Portion of Annual Report to Stockholders

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

                                          AMERIANA BANCORP


Date:    March 30, 2000                By:/s/ Harry J. Bailey
                                          -------------------------------
                                          Harry J. Bailey
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.


By:                                    By:/s/ Harry J. Bailey
   -------------------------------        -------------------------------
   Paul W. Prior                          Harry J. Bailey
   Chairman of the Board                  President, Chief Executive Officer
                                           and Director
                                          (Principal Executive Officer)


By:/s/ Richard E. Welling              By:/s/ Donald C. Danielson
   -------------------------------        -----------------------
   Richard E. Welling                     Donald C. Danielson
   Senior Vice President - Treasurer      Director
   (Principal Financial and Accounting
   Officer)


By:/s/ Charles M. Drackett, Jr.        By:/s/ R. Scott Hayes
   -------------------------------        ------------------
   Charles M. Drackett, Jr.               R. Scott Hayes
   Director                               Director


By:/s/ Michael E. Kent                 By:/s/ Ronald R. Pritzke
   -------------------------------        ---------------------
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

  10.4 Ameriana Bancorp 1996 Stock Option and Incentive Plan, as amended in 1998 -- incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 1999

  10.5 Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement

  10.6 Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Bank between Ameriana of Indiana, F.S.B. and Paul W. Prior

  10.7 Executive Supplemental Retirement Plan Agreement between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey

Exhibit
-------

 13               Portions of Annual Report to Stockholders

 21               Subsidiaries

 23               Consent of Olive LLP

 27               Financial Data Schedule