Form 10-Q
period 2000-03-31
AMERIANA BANCORP
filed 2000-05-15
CIK 855574

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


                            QUARTERLY REPORT


                   Pursuant to Section 13 or 15 (d) of
                   The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------


March 31, 2000                Commission File Number    0-18392
                                                        -------


                      Ameriana Bancorp

Indiana                                35-1782688
-------------------------------       --------------------------
(State or other jurisdiction of       I.R.S. employer
of incorporation or organization)     identification number)


2118 Bundy Avenue, New Castle, Indiana      47362-1048
---------------------------------------     ----------
(Address of principal executive offices)    (Zip Code)




Registrant's telephone number, include area code  (765) 529-2230
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

As of May 8, 2000, there were issued and outstanding 3,146,616 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                CONTENTS


PART I  -  FINANCIAL INFORMATION                        Page No.
                                                        -------
     ITEM 1   Financial statements

              Consolidated Condensed Statements of Condition
              as of March 31, 2000, December 31,
              1999 and March 31, 1999 . . . . . . . . . . . .  3

              Consolidated Condensed Statements of Income for
              the Three Months Ended March 31, 2000
              and 1999. . . . . . . . . . . . . . . . . . . .  4

              Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended March 31,
              2000 and 1999 . . . . . . . . . . . . . . . . .  5

              Notes to Consolidated Financial Statements. . .  6


     ITEM 2   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . .  7


     ITEM 3   Quantitative and Qualitative Disclosure
               About Interest Rate Risk. . . . . . . . . . .  10


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . .  13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  14


EDGAR  -  Financial Data Schedule. . . . . . . . . . . . . .  15

PART I - FINANCIAL INFORMATION

                 AMERIANA BANCORP AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CONDITION - UNAUDITED

                                                     March 31,      December 31,      March 31,
                                                       2000             1999             1999
                                                   ------------     -----------      ------------
ASSETS

  Cash on hand and in other institutions           $  7,753,644   $ 14,636,884         $  6,818,169
  Interest-bearing demand deposits                    3,163,466      5,295,715           22,980,363
  Investment-bearing time deposits                      100,000      1,499,000            4,686,000
  Investment securities held to maturity (fair
    value of $82,193,000, $81,481,000 and
    $70,864,000, respectively)                       87,775,550     87,735,008           71,551,948
  Mortgage-backed securities held to maturity
    (fair value of $13,715,000, $14,787,000
    and $18,794,000, respectively)                   13,923,074     14,970,002           18,580,042
  Mortgage loans held for sale                               --        207,400            2,079,225
  Loans receivable                                  356,387,249    326,804,739          257,647,820
  Allowance for loan losses                          (1,401,539)    (1,534,278)          (1,309,850)
                                                   ------------   ------------         ------------
      Net loans receivable                          354,985,710    325,270,461          256,337,970
  Real estate owned                                     151,811            100              103,946
  Premises and equipment                              7,133,699      7,117,271            6,027,020
  Stock in Federal Home Loan Bank                     4,993,100      4,341,300            3,608,100
  Mortgage servicing rights                             896,626        910,273            1,107,926
  Investments in unconsolidated subsidiaries          1,137,744      1,179,244            1,375,705
  Intangible assets                                   1,806,660      1,852,360            1,995,535
  Cash surrender value of life insurance             16,528,559     16,117,534                   --
  Other assets                                        4,074,967      5,216,868            7,929,494
                                                  ------------    ------------         ------------
      Total assets                                $504,424,610    $486,349,420         $405,181,443
                                                  ============    ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Deposits:
      Noninterest-bearing                         $ 18,382,578    $ 16,308,154         $ 13,595,946
      Interest-bearing                             335,420,485     339,450,706          318,456,938
                                                  ------------    ------------         ------------
         Total deposits                            353,803,063     355,758,860          332,052,884
    Advances from Federal Home Loan Bank            98,059,213      82,410,982           18,614,050
    Notes payable                                    2,770,456              --                   --
    Drafts payable                                   3,317,870       3,901,316            2,360,207
    Advances by borrowers for taxes and insurance    1,108,614         823,111            1,082,838
    Other liabilities                                4,735,617       3,326,611            6,235,385
                                                  ------------    ------------         ------------
       Total liabilities                           463,794,833     446,320,880          360,345,364

  Shareholders' Equity:
    Preferred stock (5,000,000 shares
      authorized; none issued)                              --              --                   --
    Common stock ($1.00 par value; authorized
      15,000,000 shares; issued shares:
      3,146,616; 3,145,791 and 3,462,986,
      respectively)                                  3,146,616       3,145,791            3,462,986
    Additional paid-in capital                         499,532         492,227            6,033,047
    Retained earnings - substantially restricted    36,983,629      36,390,522           35,340,046
                                                  ------------    ------------         ------------
       Total shareholders' equity                   40,629,777      40,028,540           44,836,079
                                                  ------------    ------------         ------------
       Total liabilities and shareholders'
         equity                                   $504,424,610    $486,349,420         $405,181,443
                                                  ============    ============         ============

           See accompanying notes.

                     AMERIANA BANCORP AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME - UNAUDITED

                                          Three Months Ended
                                               March 31,
                                          --------------------
                                            2000         1999
                                          -------      -------
Interest Income:
   Interest on loans                     $6,594,813   $5,138,081
   Interest on mortgage-backed
     securities                             232,230      304,432
   Interest on investment securities      1,511,780      977,470
   Other interest and dividend income       162,532      467,009
                                         ----------   ----------
      Total interest income               8,501,355    6,886,992

Interest Expense:
   Interest on deposits                   4,032,767    3,608,565
   Interest on FHLB advances and
      other losses                        1,352,899      225,848
                                         ----------   ----------
      Total interest expense              5,385,666    3,834,413
                                         ----------   ----------
Net interest income                       3,115,689    3,052,579

Provision for Loan Losses                    70,000       37,500
                                         ----------   ----------

Net interest income after provision
   for loan losses                       3,045,689     3,015,079

Other Income:
   Net loan servicing fees                  80,570        56,352
   Other fees and service charges          272,778       219,694
   Brokerage and insurance
      commissions                          320,802       347,254
   Net loss on investments in
      unconsolidated affiliates            (41,500)      (48,750)
   Gains on sales of loans and
      servicing rights                      17,355       162,449
   Increase in cash surrender value
      of life insurance                    411,025        17,936
   Other                                    36,771        29,217
                                        ----------    ----------
      Total other income                 1,097,801       784,152

Other Expense:
   Salaries and employee benefits        1,696,235     1,449,606
   Net occupancy expense                   346,395       363,292
   Federal insurance premium                19,183        46,560
   Data processing expense                  65,038        80,061
   Printing and office supplies             76,688       103,502
   Goodwill                                 45,700        47,235
   Amortization of intangible assets       440,539       497,174
                                        ----------    ----------
      Total other expense                2,689,778     2,587,430
                                        ----------    ----------

Income before income taxes               1,453,712     1,211,801

Income taxes                               388,613       414,395
                                        ----------    ----------
Net Income                              $1,065,099    $  797,406
                                        ==========    ==========

Basic Earnings Per Share                $     0.34    $     0.23
                                        ==========    ==========
Diluted Earnings Per Share              $     0.34    $     0.23
                                        ==========    ==========
Dividends Declared Per Share            $     0.15    $     0.15
                                        ==========    ==========

     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      Three Months Ended March 31,
                                                     ------------------------------
                                                          2000            1999
                                                     ------------   ---------------
OPERATING ACTIVITIES
Net income                                           $  1,065,099   $    797,406
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real
      estate owned                                         70,000         37,500
    Depreciation and amortization                         118,643        157,531
    Equity in loss of limited partnership                  41,500         48,750
    Mortgage servicing rights amortization                 22,621         63,682
    Goodwill amortization                                  45,700         47,235
    Deferred income taxes                                      --         (2,615)
    Losses on sales of real estate owned                   28,535             --
    Increase in cash surrender value of life
      insurance                                          (411,025)            --
    Mortgage loans originated for sale                 (1,325,320)   (11,265,314)
    Proceeds from sales of mortgage loans               1,541,101     13,435,134
    Gains on sales of loans and servicing rights          (17,355)      (162,449)
    Decrease (increase) in other assets                 1,141,901     (3,362,606)
    Decrease in drafts payable                           (583,446)    (1,993,585)
    Increase in other liabilities                       1,694,355      2,404,701
                                                     ------------   ------------
       Net cash provided by operating activities        3,432,309        205,370

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits          1,399,000     (1,199,000)
  Purchase of investment securities held to
    maturity                                                   --    (26,958,406)
  Proceeds from calls of securities held
    to maturity                                                --      6,992,969
  Principal collected on mortgage-backed
    securities held to maturity                         1,029,863      1,607,783
  Net change in loans                                 (28,968,127)     5,413,604
  Proceeds from sale of real estate owned                   2,100         20,000
  Net purchases of premises and equipment                (158,416)       (68,877)
  Other investing activities                             (651,400)       (23,521)
                                                     ------------   ------------
       Net cash used by investing activities          (28,346,980)   (14,215,448)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits           (1,875,229      4,642,216
  Net change in certificates of deposit                   (80,568)    (6,578,635)
  Advances from Federal Home Loan Bank                 68,000,000      2,000,000
  Repayment of Federal Home Loan Bank advances        (52,451,769)      (486,649)
  Increase in notes payable                             2,770,456             --
  Proceeds from exercise of stock options                   8,131         17,759
  Purchase of common stock                                     --       (807,526)
  Cash dividends paid                                    (471,839)      (529,792)
                                                     ------------   ------------
       Net cash provided (used) by financing
         activities                                    15,899,182     (1,742,627)
                                                     ------------   ------------
Decrease in cash and cash equivalents                  (9,015,489)   (15,752,705)

Cash and cash equivalents at beginning of period       19,932,599     45,551,237
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 10,917,110   $ 29,798,532
                                                     ============   ============
Supplemental information:
  Interest paid                                      $  3,890,517   $  2,196,582
  Income taxes paid                                       250,000        100,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE A - - BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations and changes in cash flows for the three-month periods ended March 31, 2000 and 1999. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - - SHAREHOLDERS' EQUITY

On February 28, 2000, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $471,992, was accrued for payment to shareholders of record on March 17, 2000, and was paid on April 7, 2000.

During the quarter ended March 31, 2000, 825 new shares were issued from exercise of stock options and total equity was increased by $8,131 due to cash proceeds and tax benefits from these stock option exercises.


Earnings per share were computed as follows:

                                          Three Months Ended March 31,
                                          -----------------------------
                                         2000                      1999
--------------------------------------------------------------------------------------
                                        Weighted    Per           Weighted      Per
                                        Average    Share          Average      Share
                                Income  Shares     Amount  Income  Shares      Amount
--------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    common shareholders      $1,065,099  3,145,954  $.34   $797,406  3,490,638  $.23
Effect of Dilutive Stock
  Options                            --        194               --     33,509
Diluted Earnings Per Share:
--------------------------------------------------------------------------------------
  Income available to
    common shareholders and
    assumed conversions      $1,065,099  3,146,148  $.34   $797,406  3,524,147  $.23
--------------------------------------------------------------------------------------

NOTE C -  RECLASSIFICATIONS

Certain reclassifications of 1999 amounts have been made to conform to the 2000 presentation.

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

RESULTS OF OPERATIONS
---------------------

During the first quarter of 2000, the loan volume increased and consisted of variable rate consumer mortgages, consumer loans and commercial real estate loans. The loans outstanding increased $29,582,510 and 9.05% to $356,387,249 during the quarter from $326,804,739 at December 31, 1999. The mortgage loans held for sale decreased to zero at March 31, 2000, from $207,400 at December 31, 1999, as there were no loans that had been committed to be sold to the secondary market.

Sales of loans to the secondary market significantly decreased to $1,541,101 during the first quarter of 2000 compared to $13,435,134 during the first quarter of 1999. This had a significant effect on the gain on sale of loans in 2000. See comments on other income for detail of gains on loans sold. This reduction is due to consumer mortgages being made as variable rate loans and being retained in portfolio verses in 1999 more of these loans were made as fixed rate loans and sold to the secondary market.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) has decreased .21% during the first quarter of 2000 compared to the first quarter 1999. The reduction is due to the increase in interest yield of .22% on interest-earning average assets being less than the .43% increase in cost on interest-bearing average liabilities. The increase of the cost of liabilities has resulted from increased rates on the Federal Home Loan Bank borrowings and deposit costs during the first quarter of 2000 compared to first quarter 1999. The reduction in yields during 2000 is the result of making variable rate consumer mortgages, at lower than the fixed rate consumer mortgages during 1999 and retaining them in the portfolio.

The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first quarter of 2000 and 1999:

                                              (Dollars in Thousands)
                                              ----------------------
                                            Three Months Ended March 31,
                                            ----------------------------
                                                 2000         1999
                                                 ----         ----
          Average balances:
             Interest-earning assets           $453,598    $382,646
             Interest-bearing liabilities       427,632     336,794
                                               --------    --------

                Net interest-earning assets    $ 25,966    $ 45,852
                                               --------    --------
          Average yield on:
             Interest-earning assets               7.52%       7.30%
             Interest-bearing liabilities          5.05        4.62
                                                   ----        ----
                Net interest spread                2.47%       2.68%
                                                   ----        ----

Net interest income for the first quarter 2000 was $3,115,689 and was $63,110 and 2.07% more than $3,052,579 during the first quarter of 1999. This increase is due to higher interest expense being more than offset by higher interest income. The $1,614,000 increase in interest income on average interest-earning assets is a combination of an increase of $1,370,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $244,000 because of increased rates on average interest-earning assets. The increase of $1,551,000 in cost of interest-bearing liabilities is a combination of an increase of $1,309,000 from higher average balances and $242,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net income divided by average earning assets, decreased to 2.76% for the first quarter 2000 compared to 3.24% for the first quarter of 1999. The following table sets forth the details of the rate and volume change for the first quarter of 2000 compared to first quarter 1999. Dollars are in thousands.

                                                  First quarter Ended March 31,
                                                          2000 vs. 1999
                                                          -------------
                                                       Increase (Decrease)
                                                         Due to Change in
                                                         ----------------
                                                  Volume      Rate     Net Change
                                                  ------      ----     ----------
Interest Income:
   Loans and mortgage-backed securities           $1,404     $ (20)      $1,384
   Other interest-earning assets                     (34)      264          230
                                                  ------     -----       ------
   Total interest-earning assets                   1,370       244        1,614
                                                  ------     -----       ------
Interest Expense:
   Deposits                                          242       183          425
   FHLB advance and other loans                    1,067        59        1,126
                                                  ------     -----       ------
   Total interest-bearing liabilities              1,309       242        1,551
                                                  ------     -----       ------
   Change in net interest income                  $   61     $   2       $   63
                                                  ------     -----       ------

The provision for loan losses was $70,000 during 2000 and was up from $37,500 during 1999. Net charge-offs were $203,000 and $13,000 for 2000 and 1999 first quarters, respectively. The large increase in net charge-offs during 2000 included a loan for $172,000 which had been identified and provided for during the last quarter of 1999.

The following table summarizes the Company's non-performing assets at:

                                          (Dollars in Thousands)
                                          ----------------------
                                 March 31,    December 31,    March 31,
                                   2000          1999           1999
                                   ----          ----           ----
     Loans:
       Non-accrual               $  722        $1,171         $  867
       Over 90 days delinquent       40            25            585
     Trouble debt restructured      887           751            917
     Real estate owned              152             0            104
                                 ------        ------         ------
               Total             $1,801        $1,947         $2,473
                                 ------        ------         ------

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was
 .39%, .47% and .51% at March 31, 2000, December 31, 1999 and
March 31, 1999, respectively.

Total other income for the first quarter 2000 increased $313,649 and 40.00% to $1,097,801 from $784,152 in the same period during 1999. As noted earlier, sales of loans to the secondary market were reduced in 2000 and the gain on sales was $145,094 lower in 2000 than in 1999. The brokerage and insurance commission income was also down $26,452 and 7.62% in 1999 due mostly to lower title insurance income. These reductions were offset by gains in net loan servicing fees, other fees and service charges and net loss on investments in unconsolidated affiliates of $24,218, $53,084, and $7,250, respectively. Cash surrender value of life insurance had a significant increase to $411,025 in 2000 verses only $17,936 in 1999 for an increase of $393,089. The banks invested in insurance products during 1999 and this investment partially accounted for the large increase in insurance income. This category also included one-time adjustments to certain cash surrender values on life insurance policies carried on retired executives in the amount of approximately $197,000.

Total other expense increased $102,348 and 3.96% in 2000 to $2,689,778 from $2,587,430 during 1999. The majority of these expense increases are due to operating one more branch in 2000 than in 1999 and operating a trust department in 2000 and not in 1999.


FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of March 31, 2000, the Company's cash and interest-bearing time deposits totaled $10,917,110 and 2.16% of total assets. This compares with $19,932,599 and 4.10% of total assets at December 31, 1999. The Company's banking subsidiaries, Ameriana Bank and Trust of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios of 14.14% and 7.93%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The regulatory minimum net worth requirement of 8% for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at March 31, 2000, was $17,195,000 and $5,019,000, respectively. At March
31, 2000, ABI had total risk-based capital of $32,631,000 and a 15.18% ratio and ABO had risk-based capital of $8,452,000 and a 13.47% ratio.

At March 31, 2000, the Company's commitments for loans in process totaled $19,420,000, with 98% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

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

The Office of Thrift Supervision ("OTS") issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations, which do not meet either of the filing requirements, are not required to file OTS Schedule CMR, but may do so voluntarily. ABI and ABO both file Schedule CMR. As ABO does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations that must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and
(b) its "normal" level of exposure which is 2% of the present value of its assets on the Thrift Financial Report filed two quarters earlier.

The following information and schedules for ABO and ABI are required to be presented. The current analysis for ABO and ABI performed by the OTS as of March 31, 2000, has not been received from the OTS and the following interest rate risk measurements for ABO and ABI are being submitted with information from the OTS analysis as of December 31, 1999. Management believes there has been no significant increase in the interest rate risk measures since December 31, 1999, for either ABO or ABI. Both banks have instituted measures to reduce their interest rate risk results by extending maturities of deposits and FHLB advances and by retaining more variable verses fixed rate loans.

Presented below, as of December 31, 1999, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999, 2% of the present value of ABO's assets was $1.826 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.823 million at December 31, 1999, ABO would have been required to make a $1.999 million deduction from its total capital available to calculate its risk-based capital requirements. This reduction in capital would reduce ABO's risk-based capital ratio to 10.75% from 14.17% which is still in excess of the required risk-based ratio of 8.0%.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+300  bp       $ -1,154       $-8,875          -115%           -1.09%            -772 bp
+200  bp          1,898        -5,823           -75             1.73%            -489 bp
+100  bp          4,913        -2,808           -36             4.34%            -228 bp
   0  bp          7,720                                         6.63%
-100  bp          9,967         2,247           +29             8.35%            +172 bp
-200  bp         10,887         3,167           +41             8.99%            +236 bp
-300  bp         11,547         3,827           +50             9.42%            +279 bp

* basis points

Also presented below, as of December 31, 1999, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999, 2% of the present value of ABI's assets was $6.477 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $13.689 million at December 31, 1999, ABI would have been required to make a $3.606 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABI's risk-based capital ratio to 13.81% from 15.58%, which is still in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+300  bp       $  9,544       $-20,773          -69%            2.80%            -549 bp
+200  bp         16,628        -13,689          -45             4.76             -353 bp
+100  bp         23,691         -6,626          -22             6.62             -167 bp
   0  bp         30,317                                         8.29
-100  bp         35,897          5,580          +18             9.63             +134 bp
-200  bp         36,485          6,168          +20             9.73             +144 bp
-300  bp         36,874          6,557          +22             9.79             +150 bp

* basis points

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

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+400  bp       $  9,781       $  -628           -6%            11.07%             -8  bp
+300  bp         10,397           -12            0             11,56             +41  bp
+200  bp         10,781           371           +4             11.79             +64  bp
+100  bp         10,805           395           +4             11.67             +52  bp
   0  bp         10,409                                        11.15
-100  bp          9,793          -616           -6             10.42              -73 bp
-200  bp          9,296        -1,113          -11              9.80             -135 bp
-300  bp          9,080        -1,330          -13              9.46             -169 bp
-400  bp          8,813        -1,596          -15              9.07             -208 bp

* basis points

Also presented below, as of December 31, 1998, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1998, 2% of the present value of ABI's assets was $6.113 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $7.620 million at December 31, 1998, ABI would have been required to make a $754 thousand deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABI's risk-based capital ratio to 21.5% from 22.0%, which is still in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------
                                                                 NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
----------------------------------------------------------------------------------------
Change           Dollar         Dollar         Percent
In Rates         Amount         Change         Change         NPV Ratio         Change
----------------------------------------------------------------------------------------
                               (Dollars in thousands)
----------------------------------------------------------------------------------------
+400  bp       $ 27,724       $  -16,888       -38%             9.23%           -447  bp
+300  bp         32,548          -12,063       -27             10.59            -311  bp
+200  bp         36,992           -7,620       -17             11.79            -191  bp
+100  bp         40,952           -3,659        -8             12.80             -90  bp
   0  bp         44,612                                        13.70
-100  bp         45,743            2,982        +7             13.82             +92  bp
-200  bp         53,040            8,429       +19             15.67            +197  bp
-300  bp         58,640           14,029       +31             16.93            +323  bp
-400  bp         64,241           19,629       +44             18.12            +442  bp

* basis points

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

OTHER
-----

The Securities and Exchange Commission ("SEC") maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Company. The address is (http://www.sec.gov).

PART II - OTHER INFORMATION


ITEM 1  -  Legal Proceedings
           -----------------

           No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 1999.

ITEM 2  -  Changes in Securities
           ---------------------

           Not Applicable

ITEM 3  -  Defaults in Senior Securities
           -----------------------------

           Not Applicable


ITEM 4  -  Submission of Matters to a Vote of Security
           -------------------------------------------
           Holders
           -------

           Not Applicable

ITEM 5  -  Other Information
           -----------------

           Not Applicable


ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

           Exhibit 27 - Financial Data Schedule

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: May 8, 2000            /s/ Harry J. Bailey
      -----------            -------------------------------
                             Harry J. Bailey
                             President and
                             Chief Executive Officer
                             (Duly Authorized Representative)



DATE: May 8, 2000            /s/ Richard E. Welling
      -----------            -------------------------------
                              Richard E. Welling
                              Senior Vice President-Treasurer
                              (Principal Financial Officer
                              and Accounting Officer)