Form 10-Q/A
period 2000-03-31
AMERIANA BANCORP
filed 2000-05-30
CIK 855574

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q.A **

                            AMENDMENT NO. 1

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

** Amendment No. 1 to Form 10-Q is being filed to correct an incorrect number in the Consolidated Condensed Statements of Cash Flows included in the previous filing.

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
                                        ==========    ==========

     See accompanying notes.

              AMERIANA BANCORP AND SUBSIDIARIES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                      Three Months Ended March 31,
                                                     ------------------------------
                                                          2000            1999
                                                     ------------   ---------------
OPERATING ACTIVITIES
Net income                                           $  1,065,099   $    797,406
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real
      estate owned                                         70,000         37,500
    Depreciation and amortization                         118,643        157,531
    Equity in loss of limited partnership                  41,500         48,750
    Mortgage servicing rights amortization                 22,621         63,682
    Goodwill amortization                                  45,700         47,235
    Deferred income taxes                                      --         (2,615)
    Losses on sales of real estate owned                   28,535             --
    Increase in cash surrender value of life
      insurance                                          (411,025)            --
    Mortgage loans originated for sale                 (1,325,320)   (11,265,314)
    Proceeds from sales of mortgage loans               1,541,101     13,435,134
    Gains on sales of loans and servicing rights          (17,355)      (162,449)
    Decrease (increase) in other assets                 1,141,901     (3,362,606)
    Decrease in drafts payable                           (583,446)    (1,993,585)
    Increase in other liabilities                       1,694,355      2,404,701
                                                     ------------   ------------
       Net cash provided by operating activities        3,432,309        205,370

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits          1,399,000     (1,199,000)
  Purchase of investment securities held to
    maturity                                                   --    (26,958,406)
  Proceeds from calls of securities held
    to maturity                                                --      6,992,969
  Principal collected on mortgage-backed
    securities held to maturity                         1,029,863      1,607,783
  Net change in loans                                 (29,968,127)     5,413,604
  Proceeds from sale of real estate owned                   2,100         20,000
  Net purchases of premises and equipment                (158,416)       (68,877)
  Other investing activities                             (651,400)       (23,521)
                                                     ------------   ------------
       Net cash used by investing activities          (28,346,980)   (14,215,448)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits           (1,875,229      4,642,216
  Net change in certificates of deposit                   (80,568)    (6,578,635)
  Advances from Federal Home Loan Bank                 68,000,000      2,000,000
  Repayment of Federal Home Loan Bank advances        (52,451,769)      (486,649)
  Increase in notes payable                             2,770,456             --
  Proceeds from exercise of stock options                   8,131         17,759
  Purchase of common stock                                     --       (807,526)
  Cash dividends paid                                    (471,839)      (529,792)
                                                     ------------   ------------
       Net cash provided (used) by financing
         activities                                    15,899,182     (1,742,627)
                                                     ------------   ------------
Decrease in cash and cash equivalents                  (9,015,489)   (15,752,705)

Cash and cash equivalents at beginning of period       19,932,599     45,551,237
                                                     ------------   ------------
Cash and cash equivalents at end of period           $ 10,917,110   $ 29,798,532
                                                     ============   ============
Supplemental information:
  Interest paid                                      $  3,890,517   $  2,196,582
  Income taxes paid                                       250,000        100,000

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


                                      AMERIANA BANCORP




DATE: May 30, 2000           /s/ Harry J. Bailey
      ------------           -------------------------------
                             Harry J. Bailey
                             President and
                             Chief Executive Officer
                             (Duly Authorized Representative)



DATE: May 30, 2000           /s/ Richard E. Welling
      ------------           -------------------------------
                              Richard E. Welling
                              Senior Vice President-Treasurer
                              (Principal Financial Officer
                              and Accounting Officer)