Form 10-Q
period 2000-06-30
AMERIANA BANCORP
filed 2000-08-14
CIK 855574

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

                  June 30, 2000 Commission File Number 0-18392
                                                       -------


                                Ameriana Bancorp

Indiana                                               35-1782688
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. employer identification
incorporation or organization)                number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

                                            YES  XX     NO
                                                 --        ---

As of August 8, 2000, there were issued and outstanding 3,146,616 shares of the registrant's common stock.






                                  1 of 17 Pages

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        -------

     ITEM 1 - Financial statements

              Consolidated  Condensed  Statements  of  Condition
              as of June 30, 2000,  December 31, 1999 and
              June 30, 1999..................................................3

              Consolidated Condensed Statements of Income for
              the Three Months and Six Months Ended
              June 30, 2000 and 1999.........................................4

              Consolidated Condensed Statements of Cash Flows for
              the Six Months Ended June 30, 2000 and 1999....................5

              Notes to Consolidated Condensed Financial Statements...........6


     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations.....................................................7

     ITEM 3 - Quantitative and Qualitative Disclosure
              About Interest Rate Risk......................................10


PART II  -  OTHER INFORMATION...............................................14


SIGNATURES..................................................................15


EDGAR  -  Financial Data Schedule...........................................16

PART I  -  FINANCIAL INFORMATION

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CONDITION - Unaudited


                                                         June 30, 2000  December 31, 1999  June 30, 1999
                                                         -------------  -----------------  -------------
Assets

  Cash on hand and in other institutions                 $ 8,027,510     $ 14,636,884       $ 8,168,612
  Interest-bearing demand deposits                         5,142,146        5,295,715         3,485,820
  Interest-bearing time deposits                             100,000        1,499,000         4,686,000
  Investment securities held to maturity  (fair
     value of  $81,844,000, $81,481,000
     and $76,732,000, respectively)                       87,816,517       87,735,008        80,115,975
  Mortgage-backed securities held to maturity (fair
     value of $12,557,000, $14,787,000
     and $16,978,000, respectively)                       12,759,880       14,970,002        17,090,362
  Mortgage loans held for sale                               385,000          207,400           529,500
  Loans receivable                                       379,252,168      326,804,739       266,109,279
  Allowance for loan losses                               (1,293,351)      (1,534,278)       (1,326,474)
                                                       --------------   --------------    -------------

      Net loans receivable                               377,958,817      325,270,461       264,782,805
  Real estate owned                                          100,172              100            55,549
  Premises and equipment                                   7,345,440        7,117,271         5,960,723
  Stock in Federal Home Loan Bank                          5,730,400        4,341,300         3,629,100
  Mortgage servicing rights                                  876,990          910,273           943,069
  Investments in unconsolidated affiliates                 1,105,424        1,179,244         1,277,657
  Intangible assets                                        1,760,960        1,852,360         1,947,810
  Cash surrender value of life insurance                  16,715,537       16,117,534        15,759,472
  Other assets                                             5,087,075        5,216,868         4,651,329
                                                       --------------   --------------    -------------

          Total assets                                 $ 530,911,868    $ 486,349,420     $ 413,083,783
                                                       ==============   ==============    =============

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                            $ 16,819,602     $ 16,308,154      $ 15,390,297
         Interest-bearing                                348,858,752      339,450,706       320,214,792
                                                       --------------   --------------    -------------

            Total deposits                               365,678,354      355,758,860       335,605,089
  Advances from Federal Home Loan Bank                   113,755,782       82,510,982        27,066,286
  Notes payable                                            2,770,456               --                --
  Drafts payable                                           4,204,595        3,901,316         2,785,494
  Advances by borrowers for taxes and insurance              695,808          823,111           487,718
  Other liabilities                                        2,773,366        3,326,611         3,142,357
                                                       --------------   --------------    -------------

          Total liabilities                              489,878,361      446,320,880       369,086,944

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                                --               --                --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,146,616; 3,145,791 and 3,389,876,
       respectively)                                       3,146,616        3,145,791         3,389,876
  Additional paid-in capital                                 499,532          492,227         4,915,392
  Retained earnings-substantially restricted              37,387,359       36,390,522        35,691,571
                                                       --------------   --------------    -------------

          Total shareholders' equity                      41,033,507       40,028,540        43,996,839
                                                       --------------   --------------    -------------

          Total liabilities and shareholders' equity   $ 530,911,868    $ 486,349,420     $ 413,083,783
                                                       ==============   ==============    =============

See accompanying notes.

                          AMERIANA BANCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME - Unaudited

                                                            Three Months Ended        Six MonthS Ended
                                                                 June 30,                 June 30,
                                                          ----------------------  -------------------------
                                                             2000       1999         2000          1999
                                                          ----------  ----------  -----------   -----------
Interest Income:
   Interest on loans                                      $7,253,252  $5,105,651  $13,848,065   $10,243,732
   Interest on mortgage-backed securities                    236,032     281,349      468,262       585,781
   Interest on investment securities                       1,513,937   1,201,574    3,025,717     2,179,044
   Other interest and dividend income                        149,325     293,459      311,857       760,468
                                                          ----------  ----------  -----------   -----------

      Total interest income                                9,152,546   6,882,033   17,653,901    13,769,025

Interest Expense:
   Interest on deposits                                    4,250,920   3,532,917    8,283,687     7,141,482
   Interest on FHLB advances and other loans               1,738,513     268,879    3,091,412       494,727
                                                          ----------  ----------  -----------   -----------
      Total interest expense                               5,989,433   3,801,796   11,375,099     7,636,209
                                                          ----------  ----------  -----------   -----------

Net interest income                                        3,163,113   3,080,237    6,278,802     6,132,816

Provision for Loan Losses                                    109,000      30,000      179,000        67,500
                                                          ----------  ----------  -----------   -----------
Net interest income after provision
   for loan losses                                         3,054,113   3,050,237    6,099,802     6,065,316

Other Income:
   Net loan servicing fees                                    76,018      62,689      156,588       119,041
   Other fees and service charges                            301,924     238,463      574,702       458,157
   Brokerage and insurance commissions                       268,607     312,426      589,409       659,680
   Net loss on investments in unconsolidated
     affiliates                                              (32,320)    (98,048)     (73,820)     (146,798)
   Gains on sales of loans and servicing rights               16,870     154,245       34,225       316,694
   Increase in cash surrender value of life insurance        186,978      65,525      598,003        79,645
   Other                                                      38,780      35,955       75,551        64,944
                                                          ----------  ----------  -----------   -----------
      Total other income                                     856,857     771,255    1,954,658     1,551,363

Other Expense:
   Salaries and employee benefits                          1,639,553   1,490,497    3,335,788     2,940,103
   Net occupancy expense                                     383,977     339,678      730,372       702,970
   Federal insurance premium                                  18,465      45,226       37,648        91,786
   Data processing expense                                    77,600      63,150      142,638       143,211
   Printing and office supplies                               85,696      68,700      162,384       172,202
   Amortization of intangible assets                          45,701      47,725       91,401        94,960
   Other                                                     496,826     505,910      937,365       999,040
                                                          ----------  ----------  -----------   -----------
      Total other expense                                  2,747,818   2,560,886    5,437,596     5,144,272
                                                          ----------  ----------  -----------   -----------
Income before income taxes                                 1,163,152   1,260,606    2,616,864     2,472,407

Income taxes                                                 287,430     399,756      676,043       814,151
                                                          ----------  ----------  -----------   -----------
Net Income                                                 $ 875,722   $ 860,850  $ 1,940,821     1,658,256
                                                          ==========  ==========  ===========   ===========
Basic Earnings Per Share                                      $ 0.28      $ 0.25       $ 0.62        $ 0.48
                                                          ==========  ==========  ===========   ===========

Diluted Earnings Per Share                                    $ 0.28      $ 0.25       $ 0.62        $ 0.48
                                                          ==========  ==========  ===========   ===========

Dividends Declared Per Share                                  $ 0.15      $ 0.15       $ 0.30        $ 0.30
                                                          ==========  ==========  ===========   ===========

See accompanying notes.

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited

                                                                        Six Months Ended June 30,
                                                                      ----------------------------
                                                                          2000             1999
                                                                      -----------      -----------

OPERATING ACTIVITIES
Net income                                                           $  1,940,821     $  1,658,256
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real estate owned                  179,000           75,000
    Depreciation and amortization                                         232,934          280,923
    Equity in loss of limited partnership                                  73,820          146,798
    Mortgage servicing rights amortization                                 48,307          127,280
    Goodwill amortization                                                  91,400           94,960
    Deferred income taxes                                                      --           (2,615)
    Losses on sales of real estate owned                                   26,828            1,761
    Increase in cash surrender value of life insurance                   (598,003)         (87,734)
    Mortgage loans originated for sale                                 (3,584,144)     (19,021,576)
    Proceeds from sales of Mortgage loans                               3,425,745       22,937,175
    Gains on sales of loans and servicing rights                          (34,225)        (257,244)
    Decrease (increase) in other assets                                   129,793         (295,179)
    Increase (Decrease) in drafts payable                                 303,279       (1,568,298)
    Decrease in other liabilities                                        (680,702)      (1,272,063)
                                                                     ------------     ------------

       Net cash provided by operating activities                        1,554,853        2,817,444

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits                          1,399,000       (1,199,000)
  Purchase of investment securities held to maturity                           --      (35,500,444)
  Proceeds from calls of securities held to maturity                           --        6,992,969
  Principal collected on mortgage-backed securities held
    to maturity                                                         2,183,199        3,076,979
  Net change in loans                                                 (53,082,621)      (3,078,562)
  Proceeds from sale of real estate owned                                  83,600           73,954
  Net purchases of premises and equipment                                (515,503)        (128,029)
  Premiums paid on life insurance                                              --      (15,461,000)
  Other investing activities                                           (1,384,521)         (41,456)
                                                                     ------------     ------------

       Net cash used by investing activities                          (51,316,846)     (45,264,589)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                            2,610,542        6,089,108
  Net change in certificates of deposit                                 7,308,952       (4,473,322)
  Advances from Federal Home Loan Bank                                175,200,000       12,500,000
  Repayment of Federal Home Loan Bank advances                       (143,955,200)      (2,534,413)
  Increase in notes payable                                             2,770,456               --
  Proceeds from exercise of stock options                                   8,131           66,937
  Purchase of common stock                                                     --       (2,047,470)
  Cash dividends paid                                                    (943,831)      (1,050,500)
                                                                     ------------     ------------
       Net cash provided by financing activities                       42,999,050        8,550,340
                                                                     ------------     ------------
Decrease in cash and cash equivalents                                  (6,762,943)     (33,896,805)

Cash and cash equivalents at beginning of period                       19,932,599       45,551,237
                                                                     ------------     ------------
Cash and cash equivalents at end of period                           $ 13,169,656     $ 11,654,432
                                                                     ============     ============
Supplemental information:
  Interest paid                                                      $ 11,450,355     $  7,772,312
  Income taxes paid                                                       250,000        1,120,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE A - - BASIS OF PRESENTATION

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, and the results of operations for the three month and six month periods ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - - SHAREHOLDERS' EQUITY

On May 18, 2000, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $471,992, was accrued for payment to shareholders of record on June 16, 2000, and was paid on July 7, 2000.

During the quarter ended March 31, 2000, 825 new shares were issued from exercise of stock options and total equity increased $8,131 due to cash proceeds and tax benefits of the stock option exercises. No exercises of stock options were completed in the second quarter of 2000.

Earnings per share were computed as follows:

                                                Three Months Ended June 30,
                                             ---------------------------------
                                             2000                         1999
-------------------------------------------------------------------------------------------------
                                             Weighted    Per                Weighted     Per
                                             Average     Share              Average      Share
                                   Income    Shares      Amount   Income    Shares       Amount
-------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders            $875,722  3,146,616   $.28     $860,850  3,419,487    $ .25
Effect of dilutive stock options         --         78                  --     26,179
-------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions            $875,722  3,146,694   $.28     $860,850  3,445,666    $ .25
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                                   Six Months Ended June 30,
                                              ----------------------------------
                                              2000                          1999
-------------------------------------------------------------------------------------------------
                                             Weighted    Per                Weighted     Per
                                             Average     Share              Average      Share
                                 Income      Shares      Amount  Income     Shares       Amount
-------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $1,940,821  3,146,285   $.62   $1,658,256  3,454,866    $ .48
Effect of dilutive stock options         --        136                  --     29,844
-------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $1,940,821  3,146,421   $.62   $1,658,256  3,484,710    $ .48
-------------------------------------------------------------------------------------------------

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


RESULTS OF OPERATIONS
---------------------

During the first six months of 2000, the loan volume consisted of variable rate consumer mortgages, consumer loans and commercial real estate loans. The loans outstanding increased $52,447,429 and 16.05% to $379,252,168 during the six months from $326,804,739 at December 31, 1999. The mortgage loans held for sale increased to $385,000 at June 30, 2000, from $207,400 at December 31, 1999, and consists of loans that had been committed to be sold to the secondary market and had not been delivered as of the end of the period.

Sales of loans to the secondary market significantly decreased to $3,425,745 during the first six months of 2000 compared to $22,937,175 during the same period in 1999. This had a significant effect on the gain on sale of loans in 2000. See comments on other income for detail of gains on loans sold. This reduction is due to consumer mortgages being made as variable rate loans and being retained in portfolio verses in 1999 more of these loans were made as fixed rate loans and sold to the secondary market.

The net interest spread, difference between yield on interest-earning assets and cost on interest-bearing liabilities, has decreased .50% during the second quarter of 2000 compared to the same period in 1999 and has decreased .34% during the first six months of 2000 compared to 1999. Rates in general have increased and using the Prime rate as an indicator, it remained at 7.75% all during the first six months of 1999 and increased six times during the last twelve month period ended June 30, 2000. Prime averaged 9.25% during the second quarter of 2000 and 8.97% during the first six months of 2000. The net yield decrease is due to the interest yield increase of .38% on interest-earning average assets for the second quarter being more than offset by the .88% rate increase in cost on interest-bearing average liabilities for the second quarter. The fact that yields on average assets did not increase as fast as costs of liabilities during 2000 is the result of making variable rate consumer mortgages, at lower rates than fixed rate consumer mortgages during 1999 and retaining them in portfolio. The larger increase of the cost of liabilities has resulted from increased rates on the Federal Home Loan Bank ("FHLB") borrowings and deposit costs during 2000. The FHLB borrowings and certificates of deposits were extended to longer-term borrowings to more closely match asset maturities in order to lower the interest rate risk and resulted in increased costs during 2000 and especially the second quarter of 2000. The yield on average earning assets increased .31% during the first half of 2000 while the yield on average interest bearing liabilities increased .65%.

The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the second quarter and first six months of 2000 and 1999:

                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                           June 30,             June 30,
                                      ------------------    ----------------
                                        2000      1999       2000      1999
                                        ----      ----       ----      ----
                                              (Dollars in Thousands)
  Interest-earning assets            $478,867  $378,390    $466,232  $380,518
  Interest-bearing liabilities        445,795   337,498     436,713   336,484
                                      -------   -------     -------   -------

     Net interest-earning assets     $ 33,072  $ 40,892    $ 29,519  $ 44,034
                                      -------   -------     -------   -------

  Average yield on:
     Interest-earning assets             7.68%     7.30%       7.61%     7.30%
     Interest-bearing liabilities        5.40      4.52        5.23      4.58
                                         ----      ----        ----      ----

        Net interest spread              2.28%     2.78%       2.38%     2.72%
                                         ----      ----        ----      ----

Net interest income for the second quarter 2000 was $3,163,113 and was $82,876 and 2.69% more than $3,080,237 during the second quarter of 1999. This increase is due to higher interest expense being more than offset by higher interest income. The $2,270,000 increase in interest income on average interest-earning assets is a combination of an increase of $1,970,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $300,000 because of increased rates on average interest-earning assets. The increase of $2,187,000 in cost of interest-bearing liabilities is a combination of an increase of $1,681,000 from higher average balances and $506,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.66% for the second quarter 2000 compared to 3.27% for the second quarter of 1999.

Net interest income for the first six months of 2000 was $6,278,802 and was $145,986 and 2.38% more than $6,132,816 during the first six months of 1999. This increase is due to higher interest expense being more than offset by higher interest income. The $3,885,000 increase in interest income on average interest-earning assets is a combination of an increase of $3,336,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $549,000 because of increased rates on average interest-earning assets. The increase of $3,739,000 in cost of interest-bearing liabilities is a combination of an increase of $3,009,000 from higher average balances and $730,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.71% for the first six months of 2000 compared to 3.25% for the first six months of 1999.

The following table sets forth the details of the rate and volume change for the second quarter and first six months of 2000 compared to the second quarter and first six months of 1999, respectively:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                          2000 vs. 1999                  2000 vs. 1999
                                                          -------------                  -------------
                                                       Increase (Decrease)            Increase (Decrease)
                                                         Due to Change in              Due to Change in
                                                         ----------------              ----------------
                                                                     (Dollars in Thousands)
                                                                      ---------------------
                                                  Volume      Rate    Net Change  Volume     Rate    Net Change
                                                  ------      ----    ----------  ------     ----    ----------
Interest Income:
   Loans and mortgage-backed securities           $1,969     $ 133      $2,102    $3,370    $  116      $3,486
   Other interest-earning assets                       1       167         168       (34)      433         399
                                                   -----      ----       -----     ------     ----       -----
   Total interest-earning assets                   1,970       300       2,270     3,336       549       3,885
                                                   -----      ----       -----     ------     ----       -----
Interest Expense:
   Deposits                                          320       398         718       579       564       1,143
   FHLB advance and other loans                    1,361       108       1,469     2,430       166       2,596
                                                   -----      ----       -----     -----      ----       -----
   Total interest-bearing liabilities              1,681       506       2,187     3,009       730       3,739
                                                   -----       ---       -----     -----      ----       -----
   Change in net interest income                  $  289     $(206)     $   83    $  327    $ (181)     $  146
                                                   -----      ----       -----     -----     -----      ------

The provision for loan losses was $109,000 during the second quarter of 2000 compared to $30,000 during the same period in 1999. The provision for loan losses for the six months ended June 30, 2000, was $179,000 compared to $67,500 for the first six months of 1999. Net charge-offs were $420,000 and $25,000 for 2000 and 1999 first six months, respectively. A large portion of the net charge-offs during 2000 included a loan for $172,000 charged-off during the first quarter and it had been identified and provided for during the last quarter of 1999. Another large portion of the 2000 charge-offs included a loan charged-off during the second quarter for $205,000, which may be at least partially recovered, but the recovery may take years to complete. The following table summarizes the Company's non-performing assets at:

                                          June 30,    December 31,     June 30,
                                             2000          1999           1999
                                             ----          ----           -----
                                                  (Dollars in Thousands)
     Loans:
       Non-accrual                         $  619       $1,171         $  828
       Over 90 days delinquent                 38           25            152
     Trouble debt restructured                640          751            805
     Real estate owned (at market value)      100            0             56
                                             ----        -----          -----

               Total                       $1,397       $1,947         $1,841
                                            -----        -----          -----

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .34%, .47% and .50% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

Total other income for the second quarter of 2000 increased $85,602 and 11.10% to $856,857 from $771,255 in the same period during 1999. Total other income for the six months ended June 30, 2000, was up $403,295 and 26.00% to $1,954,658
from $1,551,363 during the first six months of 1999. As noted earlier, sales of loans to the secondary market reduced dramatically in 2000 compared to 1999 and gains on sales of loans and servicing rights during the second quarter of 2000 decreased $137,375 and 89.06% to $16,870 from $154,245 during the same period in 1999. Gains on sales of loans and servicing rights decreased $282,469 and 89.19% during the six months ended June 30, 2000, to $34,225 from $316,694 during the same period in 1999. Brokerage and insurance commissions decreased $70,271 and 10.65% for the six months due to lower loan demand. Gains for the six months were noted in net loan servicing fees increasing $37,547 and 31.54%, other fees and servicing increasing $116,545 and 25.44% and net loss on investment in unconsolidated affiliate increasing because of the loss being lower by $72,978 and 49.71%. Cash surrender value of life insurance had a significant increase to $598,003 in 2000 versus only $79,645 in 1999 for an increase of $518,358. The banks invested in insurance products during the second quarter of 1999 and this investment partially accounted for the large increase in insurance income. This category also included one-time adjustments to certain cash surrender values on life insurance policies carried on retired executives in the amount of approximately $197,000 that was booked in first quarter 2000.

Total other expense increased $186,932 and 7.30% during the second quarter of 2000 to $2,747,818 from $2,560,886 during the same period in 1999 and increased $293,324 and 5.70% to $5,437,596 during the first six months of 2000 from $5,144,272 during the first six months of 1999. The majority of these expense increases are due to operating one more branch in 2000 than in 1999 and operating a trust department in 2000 and not in 1999. The efficiency ratio, which is other expense (not including amortization of goodwill) divided by net interest income before the provision for loan losses plus other income, decreased to 67.22% for the second quarter of 2000 compared to 65.25% for the second quarter of 1999 and increased to 64.93% for the first six months of 2000 compared to 65.71% for the first six months of 1999.

The tax rate during the second quarter of 2000 was 24.71% and was 25.83% for the first six months of 2000 compared to 31.71% and 32.93% for the same periods in 1999. These tax rate decreases are mostly due to the nontaxable income from the life insurance policies in 2000 compared to 1999.


FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the FHLB. As of June 30, 2000, the Company's cash and interest-bearing demand deposits totaled $13,169,656 and 2.48% of total assets. This compares with $19,932,599 and 4.10% of total assets at December 31, 1999. The Company's banking subsidiaries, Ameriana Bank and Trust of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios of 9.30% and 7.71%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The regulatory minimum net worth requirement of 8% for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at June 30, 2000, was $18,512,000 and $5,124,000, respectively. At June 30, 2000, ABI had total risk-based capital of $33,342,000 and a 14.41% ratio and ABO had risk-based capital of $8,609,000 and a 13.44% ratio.

At June 30, 2000, the Company's commitments for loans in process totaled $20,273,000, with 95% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK


Interest Rate Risk

ABI and ABO are subject to interest rate risk to the degree that their interest-bearing liabilities, deposits and FHLB borrowings, mature or reprice at different rates than their interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

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

The following information and schedules for ABO and ABI are required information. The current analysis for ABO and ABI performed by the OTS as of June 30, 2000, has not been received from the OTS and the following interest rate risk measurements for ABO and ABI are being submitted with information from the OTS analysis as of March 31, 2000. Management believes there has been no significant increase in the interest rate risk measures since March 31, 2000, for either ABO or ABI. Both banks have instituted measures to reduce their interest rate risk results by extending maturities of deposits and FHLB advances and by retaining more variable verses fixed rate loans.

Presented below, as of March 31,2000, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 1999, 2% of the present value of ABO's assets was $2.206 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.803 million at March 31, 2000, ABO would have been required to make a $1.799 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABO's risk-based capital ratio to 10.60% from 13.47%, which is still in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
----------------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change               NPV Ratio            Change
----------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
 +300  bp*                 $  -1,055              $  -8,747               -114%                -0.95%               -719  bp
 +200  bp                      1,890                 -5,803                -75                  1.64                -461  bp
 +100  bp                      4,847                 -2,845                -37                  4.06                -218  bp
    0  bp                      7,693                                                            6.24
 -100  bp                     10,005                  2,312                +30                  7.91                +166  bp
 -200  bp                     10,743                  3,050                +40                  8.37                +212  bp
 -300  bp                     11,206                  3,513                +46                  8.62                +238  bp

* basis points

Also presented below, as of March 31,2000, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 1999, 2% of the present value of ABI's assets was $6.997 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $14.040 million at March 31, 2000, ABI would have been required to make a $3.522 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABI's risk-based capital ratio to 13.54% from 15.18%, which is still in excess of the required risk-based capital ratio of 8.0%.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
----------------------------------------------------------------------------------------------------------------------------
 Change                      Dollar                 Dollar                Percent
in Rates                     Amount                 Change                Change               NPV Ratio             Change
----------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
+300  bp*                  $  13,158              $ -20,958                -61%                 3.75%               -531  bp
+200  bp                      20,076                -14,040                -41                  5.59                -347  bp
+100  bp                      27,105                 -7,011                -21                  7.37                -169  bp
    0 bp                      34,116                                                            9.06
-100  bp                      39,487                  5,371                +16                 10.29                +123  bp
-200  bp                      39,250                  5,134                +15                 10.18                +112  bp
-300  bp                      38,949                  4,833                +14                 10.06                +100  bp

* basis points`

Presented below, as of March 31, 1999, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 1998, 2% of the present value of ABO's assets was $1.933 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.585 million at March 31, 1999, ABO would not have been required to make a capital deduction.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
----------------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change               NPV Ratio             Change
----------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)

 +300  bp*                 $  10,062              $  -2,753                -21%                11.69%               -215  bp
 +200  bp                     11,230                 -1,585                -12                 12.70                -114  bp
 +100  bp                     12,175                   -640                 -5                 13.44                 -40  bp
    0  bp                     12,815                                                           13.84
 -100  bp                     13,408                    593                 +5                 14.17                 +33  bp
 -200  bp                     14,215                  1,400                +11                 14.66                 +82  bp
 -300  bp                     15,445                  2,630                +21                 15.48                +164  bp

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

----------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
----------------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change               NPV Ratio             Change
----------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)

+300  bp*                  $  28,851              $ -16,148                -36%                 9.47%               -433  bp
+200  bp                      34,560                -10,439                -23                 11.08                -273  bp
+100  bp                      39,949                 -5,050                -11                 12.52                -129  bp
    0 bp                      44,999                                                           13.81
-100  bp                      50,570                  5,572                +12                 15.17                +136  bp
-200  bp                      56,865                 11,866                +26                 16.64                +283  bp
-300  bp                      64,420                 19,422                +43                 18.33                +453  bp

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


OTHER
-----
Ameriana Bancorp has requested permission from the OTS to merge ABO and ABI into one institution with ABI being the survivor. This merger is being implemented because of the efficiencies it will provide.

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
           -----------------------------

           Not Applicable


ITEM 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

           On May 18, 2000, the Company held its 2000 annual meeting of shareholders. A total of 2,527,788 shares, or 80.3% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

           Two Directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 2003. The nominees and the voting results for each are listed below:
                                           For                Withheld
                                        ---------             --------
           R. Scott Hayes               2,497,372  98.8%      30,416  1.2%
           Michael E. Kent              2,498,323  98.8%      29,465  1.2%

           The following Directors, whose three year terms of service have not expired, continue as Directors of the Company:
                Donald C. Danielson, Paul W. Prior, Harry J. Bailey
                Charles M. Drackett Jr. and Ronald R. Pritzke.

           The Shareholders ratified the appointment of Olive LLP as auditors for the Company for the fiscal year ended December 31, 2000. A total of 2,504,205 and 99.1% of shares voted in favor of this proposal, 15,978 and .6% of shares voted against the proposal and 7,605 and .3% of shares abstained from voting on the proposal.


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


                                      AMERIANA BANCORP




DATE: August 8, 2000            /s/ Harry J. Bailey
      --------------            -------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: August 8, 2000            /s/ Richard E. Welling
      --------------            ----------------------
                                Richard E. Welling
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)