Form 10-Q
period 2000-09-30
AMERIANA BANCORP
filed 2000-11-13
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------

     September 30, 2000                    Commission File Number  0-18392
                                                                   -------


                                Ameriana Bancorp



     Indiana                                             35-1782688
-------------------------------              -------------------------------
(State or other jurisdiction of              (I.R.S. employer identification
incorporation or organization)                number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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



As of November 6, 2000, there were issued and outstanding 3,146,616 shares of the registrant's common stock.




                                  1 of 18 Pages

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                      Page No.
                                                                      -------

     ITEM 1 - Financial statements

              Consolidated Condensed Statements of Condition
              as of September 30, 2000, December 31, 1999 and
              September 30, 1999 . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Condensed Statements of Income for
              the Three Months and Nine Months Ended
              September 30, 2000 and 1999. . . . . . . . . . . . . . . . . 4

              Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 . . . 5

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . . . 6


     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . . . 7

     ITEM 3 - Quantitative and Qualitative Disclosure
                           About Interest Rate Risk. . . . . . . . . . . .11


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16


EDGAR  -  Financial Data Schedule. . . . . . . . . . . . . . . . . . . . .17

PART I  -  FINANCIAL INFORMATION
              Item 1. Financial Statements

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CONDITION - Unaudited

                                                         September 30, 2000  December 31, 1999  September 30, 1999
                                                         ------------------  -----------------  ------------------
Assets

  Cash on hand and in other institutions                   $   8,610,098    $  14,636,884       $   9,819,487
  Interest-bearing demand deposits                             4,144,464        5,295,715           4,331,420
  Interest-bearing time deposits                                      --        1,499,000           4,686,000
  Investment securities held to maturity  (fair
     value of  $83,011,000, $81,481,000
     and $83,771,000, respectively)                           87,858,848       87,735,008          87,699,343
  Mortgage-backed securities held to maturity (fair
     value of $11,847,000, $14,787,000
     and $15,737,000, respectively)                           11,991,349       14,970,002          15,856,962
  Mortgage loans held for sale                                   590,520          207,400             194,016
  Loans receivable                                           385,581,303      326,804,739         304,066,951
  Allowance for loan losses                                   (1,399,989)      (1,534,278)         (1,339,109)
                                                            ------------     ------------        ------------
      Net loans receivable                                   384,181,314      325,270,461         302,727,842
  Real estate owned                                               26,967              100              37,949
  Premises and equipment                                       7,340,178        7,117,271           6,220,334
  Stock in Federal Home Loan Bank                              6,052,700        4,341,300           4,152,200
  Mortgage servicing rights                                      852,065          910,273             927,837
  Investments in unconsolidated affiliates                     1,065,469        1,179,244           1,231,727
  Intangible assets                                            1,715,259        1,852,360           1,900,085
  Cash surrender value of life insurance                      16,902,479       16,117,534          15,938,571
  Other assets                                                 4,683,478        5,216,868           4,199,786
                                                            ------------     ------------        ------------
          Total assets                                     $ 536,015,188    $ 486,349,420       $ 459,923,559
                                                            ============     ============        ============
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                               $  17,056,929    $  16,308,154       $  14,854,133
         Interest-bearing                                    353,895,138      339,450,706         346,653,356
                                                            ------------     ------------        ------------
            Total deposits                                   370,952,067      355,758,860         361,507,489
  Advances from Federal Home Loan Bank                       111,717,222       82,510,982          45,314,666
  Notes payable                                                2,420,456               --                  --
  Drafts payable                                               3,407,188        3,901,316           3,099,641
  Advances by borrowers for taxes and insurance                1,174,481          823,111             949,244
  Other liabilities                                            4,918,902        3,326,611           5,245,630
                                                            ------------     ------------        ------------
          Total liabilities                                  494,590,316      446,320,880         416,116,670

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                                    --               --                  --
  Common stock ($1.OO par value; authorized
       15,000,000 shares; issued shares:
       3,146,616; 3,145,791 and 3,389,876, respectively)       3,146,616        3,145,791           3,345,897
  Additional paid-in capital                                     499,532          492,227           4,199,667
  Retained earnings-substantially restricted                  37,778,724       36,390,522          36,261,325
                                                            ------------     ------------        ------------
          Total shareholders' equity                          41,424,872       40,028,540          43,806,889
                                                            ------------     ------------        ------------
          Total liabilities and shareholders' equity       $ 536,015,188    $ 486,349,420       $ 459,923,559
                                                            ============     ============        ============

See accompanying notes.

                          AMERIANA BANCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME - Unaudited

                                                              Three Months Ended               Nine Months Ended
                                                                   September 30,                  September 30,
                                                           ---------------------------     ---------------------------
                                                               2000            1999           2000           1999
                                                           ------------   ------------     -----------    ------------
Interest Income:
   Interest on loans                                      $  7,664,593    $  5,446,383    $ 21,512,658    $ 15,690,115
   Interest on mortgage-backed securities                      222,977         255,256         691,239         841,037
   Interest on investment securities                         1,514,351       1,419,246       4,540,068       3,598,290
   Other interest and dividend income                          176,804         221,911         488,661         982,379
                                                          ------------    ------------    ------------    ------------
      Total interest income                                  9,578,725       7,342,796      27,232,626      21,111,821

Interest Expense:
   Interest on deposits                                      4,551,443       3,832,101      12,835,130      10,973,583
   Interest on FHLB advances and other loans                 2,013,859         423,875       5,105,271         918,602
                                                          ------------    ------------    ------------    ------------
      Total interest expense                                 6,565,302       4,255,976      17,940,401      11,892,185
                                                          ------------    ------------    ------------    ------------
Net interest income                                          3,013,423       3,086,820       9,292,225       9,219,636

Provision for Loan Losses                                      119,001          30,000         298,001          97,500
                                                          ------------    ------------    ------------    ------------
Net interest income after provision for loan losses          2,894,422       3,056,820       8,994,224       9,122,136

Other Income:
   Net loan servicing fees                                      66,485          68,635         223,073         187,676
   Other fees and service charges                              317,820         267,813         892,522         725,970
   Brokerage and insurance commissions                         254,478         298,328         843,887         958,008
   Net loss on investments in unconsolidated affiliates        (39,955)        (11,093)       (113,775)       (157,891)
   Gains on sales of loans and servicing rights                 27,714          47,046          61,939         363,740
   Increase in cash surrender value of life insurance          186,942         175,119         784,945         254,764
   Other                                                        44,003          40,286         119,554         105,230
                                                          ------------    ------------    ------------    ------------
      Total other income                                       857,487         886,134       2,812,145       2,437,497

Other Expense:
   Salaries and employee benefits                            1,614,628       1,500,248       4,950,416       4,440,351
   Net occupancy expense                                       393,384         352,846       1,123,756       1,055,816
   Federal insurance premium                                    18,282          44,467          55,930         136,253
   Data processing expense                                      65,282          57,843         207,920         201,054
   Printing and office supplies                                 64,309          60,048         226,693         232,250
   Amortization of intangible assets                            45,700          47,725         137,101         142,685
   Other                                                       453,010         357,475       1,390,375       1,356,515
                                                          ------------    ------------    ------------    ------------
      Total other expense                                    2,654,595       2,420,652       8,092,191       7,564,924
                                                          ------------    ------------    ------------    ------------
Income before income taxes                                   1,097,314       1,522,302       3,714,178       3,994,709

Income taxes                                                   233,956         449,599         909,999       1,263,750
                                                          ------------    ------------    ------------    ------------

Net Income                                                $    863,358    $  1,072,703    $  2,804,179    $  2,730,959
                                                          ============    ============    ============    ============

Basic Earnings Per Share                                  $       0.27    $       0.32    $       0.89    $       0.80
                                                          ============    ============    ============    ============
Diluted Earnings Per Share                                $       0.27    $       0.32    $       0.89    $       0.79
                                                          ============    ============    ============    ============
Dividends Declared Per Share                              $       0.15    $       0.15    $       0.45    $       0.45
                                                          ============    ============    ============    ============

See accompanying notes.

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2000             1999
                                                                         ------------      -------------
OPERATING ACTIVITIES
Net income                                                              $  2,804,179     $  2,730,959
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real estate owned                     298,001          119,100
    Depreciation and amortization                                            371,131          438,505
    Equity in loss of limited partnership                                    113,775          192,728
    Mortgage servicing rights amortization                                    81,341          165,788
    Goodwill amortization                                                    137,101          157,379
    Deferred income taxes                                                         --           (2,615)
    Losses (gains) on sales of real estate owned                              12,805             (143)
    Increase in cash surrender value of life insurance                      (784,945)        (254,764)
    Mortgage loans originated for sale                                    (6,348,654)     (22,114,492)
    Proceeds from sales of Mortgage loans                                  6,004,340       26,382,533
    Gains on sales of loans and servicing rights                             (61,939)        (297,478)
    Decrease in other assets                                                 533,390          129,601
    Decrease in drafts payable                                              (494,128)      (1,254,151)
    Increase in other liabilities                                          1,943,507        1,299,110
                                                                       -------------     ------------
       Net cash provided by operating activities                           4,609,904        7,692,060

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits                             1,499,000       (1,199,000)
  Purchase of investment securities held to maturity                              --      (43,057,489)
  Proceeds from calls of securities held to maturity                              --        6,992,969
  Principal collected on mortgage-backed securities held to maturity       2,941,319        4,286,624
  Net change in loans                                                    (59,240,589)     (41,109,307)
  Proceeds from sale of real estate owned                                    156,380           93,951
  Net purchases of premises and equipment                                   (679,537)        (528,894)
  Premiums paid on life insurance                                                 --      (15,461,000)
  Other investing activities                                              (1,876,724)        (542,337)
                                                                       -------------     ------------
       Net cash used by investing activities                             (57,200,151)     (90,524,483)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                                (153,729)       4,961,936
  Net change in certificates of deposit                                   15,346,936       22,556,250
  Advances from Federal Home Loan Bank                                   219,400,000       37,400,000
  Repayment of Federal Home Loan Bank advances                          (190,193,760)      (9,186,033)
  Increase in notes payable                                                2,420,456               --
  Proceeds from exercise of stock options                                      8,131           96,396
  Purchase of common stock                                                        --       (2,836,632)
  Cash dividends paid                                                     (1,415,824)      (1,559,824)
                                                                       -------------     ------------
       Net cash provided by financing activities                          45,412,210       51,432,093
                                                                       -------------     ------------
Decrease in cash and cash equivalents                                     (7,178,037)     (31,400,330)

Cash and cash equivalents at beginning of period                          19,932,599       45,551,237
                                                                       -------------     ------------
Cash and cash equivalents at end of period                             $  12,754,562     $ 14,150,907
                                                                       =============     ============
Supplemental information:
  Interest paid                                                        $  15,778,125     $ 11,959,544
  Income taxes paid                                                          841,000        1,440,000

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE A - - BASIS OF PRESENTATION

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999, and the results of operations for the three month and nine month periods ended September 30, 2000 and 1999 and changes in cash flows for the nine months ended September 30, 2000 and 1999. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE B - - SHAREHOLDERS' EQUITY

On August 28, 2000, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $471,992, was accrued for payment to shareholders of record on September 15, 2000, and was paid on October 6, 2000.

During the quarter ended March 31, 2000, 825 new shares were issued from exercise of stock options and total equity increased $8,131 due to cash proceeds and tax benefits of the stock option exercises. No exercises of stock options were completed in the second or third quarters of 2000.

Earnings per share were computed as follows:

                                                Three Months Ended September 30,
                                       -------------------------------------------------
                                             2000                             1999
-------------------------------------------------------------------------------------------------------------------
                                             Weighted    Per                  Weighted     Per
                                             Average     Share                Average      Share
                                   Income    Shares      Amount     Income    Shares       Amount
-------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders            $863,358  3,146,616   $.27     $1,072,703  3,371,287    $ .32
Effect of dilutive stock options         --         55                    --     31,345
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions            $863,358  3,146,671   $.27     $1,072,703  3,402,632    $ .32
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                Nine Months Ended September 30,
                                        -------------------------------------------------
                                             2000                             1999
-------------------------------------------------------------------------------------------------------------------
                                             Weighted    Per                  Weighted     Per
                                             Average     Share                Average      Share
                                 Income      Shares      Amount     Income    Shares       Amount
-------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $2,804,179  3,146,396   $.89     $2,730,959  3,426,700    $ .80
Effect of dilutive stock options         --        108                    --     30,341
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $2,804,179  3,146,504   $.89     $2,730,959  3,457,041    $ .79
-------------------------------------------------------------------------------------------------------------------


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


RESULTS OF OPERATIONS
---------------------

During the first nine months of 2000, the loan volume consisted of variable rate consumer mortgages, consumer loans and commercial real estate loans. Fixed rate consumer mortgages, most of which are sold to the secondary market with servicing retained, started to increase in the latter portion of September 2000 as the rates decreased below 8% for fifteen year loans and 8.25% for 30 year loans. The loans outstanding increased $58,776,564 and 17.98% to $385,581,303 during the nine months from $326,804,739 at December 31, 1999. The mortgage loans held for sale increased to $590,520 at September 30, 2000, from $207,400 at December 31, 1999, and consists of loans that had been committed to be sold to the secondary market and had not been delivered as of the end of the period.

Sales of loans to the secondary market significantly decreased to $6,004,340 during the first nine months of 2000 compared to $26,382,533 during the same period in 1999. This had a significant effect on the gain on sale of loans in 2000. See comments on other income for detail of gains on loans sold. This reduction is due to consumer mortgages being made as variable rate loans and being retained in portfolio verses in 1999 more of these loans were made as fixed rate loans and sold to the secondary market.

The net interest spread, difference between yield on interest-earning assets and cost on interest-bearing liabilities, has decreased .69% during the third quarter of 2000 compared to the same period in 1999 and has decreased .46% during the first nine months of 2000 compared to 1999. Rates in general have increased and using the Prime rate as an indicator, it averaged 7.87% during the first nine months of 1999 and increased four times during the last twelve month period ended September 30, 2000. Prime averaged 9.50% during the third quarter of 2000 and 9.15% during the first nine months of 2000. The net yield decrease is due to the interest yield increase of .41% on interest-earning average assets for the third quarter being more than offset by the 1.10% rate increase in cost on interest-bearing average liabilities for the third quarter. The fact that yields on average assets did not increase as fast as costs of liabilities during 2000 is the result of making variable rate consumer mortgages, at lower rates than fixed rate consumer mortgages during 1999 and retaining them in portfolio. The larger increase of the cost of liabilities has resulted from increased rates on the Federal Home Loan Bank ("FHLB") borrowings and deposit costs during 2000. The FHLB borrowings and certificates of deposits were extended to longer-term borrowings to more closely match asset maturities in order to lower the interest rate risk and resulted in increased costs during 2000 and the third quarter of 2000. The yield on average earning assets increased .35% during the first nine months of 2000 while the yield on average interest bearing liabilities increased
 .81%.

The following table summarizes the Company's average interest-earning assets, average interest-bearing liabilities and net interest-earning assets with the accompanying average rates for the third quarter and first nine months of 2000 and 1999:

                                              Three Months Ended    Nine Months Ended
                                              ------------------    -----------------
                                                 September 30,        September 30,
                                              ------------------    -----------------
                                                2000      1999       2000      1999
                                                ----      ----       ----      ----
                                                      (Dollars in Thousands)
  Average interest-earning assets            $493,805  $398,316    $475,423  $386,451
  Average interest-bearing liabilities        461,803   369,851     445,077   347,607
                                              -------   -------     -------   -------

             Net interest-earning assets     $ 32,002  $ 28,465    $ 30,346  $ 38,844
                                              -------   -------     -------   -------

  Average yield on:
     Average interest-earning assets             7.72%     7.31%       7.65%     7.30%
     Average interest-bearing liabilities        5.66      4.56        5.38      4.57
                                                 ----      ----        ----      ----

                Net interest spread              2.06%     2.75%       2.27%     2.73%
                                                 ----      ----        ----      ----

Net interest income for the third quarter 2000 was $3,013,423 and was $73,397 and 2.38% less than $3,086,820 during the third quarter of 1999. This decrease is due to higher interest expense more than offsetting higher interest income. The $2,236,000 increase in interest income on average interest-earning assets is a combination of an increase of $1,884,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $352,000 because of increased rates on average interest-earning assets. The increase of $2,309,000 in cost of interest-bearing liabilities is a combination of an increase of $1,510,000 from higher average balances and $799,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.43% for the third quarter 2000 compared to 2.75% for the third quarter of 1999.

Net interest income for the first nine months of 2000 was $9,292,225 and was $72,589 and .79% more than $9,219,636 during the first nine months of 1999. This increase is due to higher interest expense being more than offset by higher interest income. The $6,121,000 increase in interest income on average interest-earning assets is a combination of an increase of $5,221,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $900,000 because of increased rates on average interest-earning assets. The increase of $6,048,000 in cost of interest-bearing liabilities is a combination of an increase of $4,540,000 from higher average balances and $1,508,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.61% for the first nine months of 2000 compared to 3.19% for the first nine months of 1999.

The following table sets forth the details of the rate and volume change for the third quarter and first nine months of 2000 compared to the third quarter and first nine months of 1999, respectively:

                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                                          2000 vs. 1999                  2000 vs. 1999
                                                          -------------                  -------------
                                                       Increase (Decrease)            Increase (Decrease)
                                                         Due to Change in              Due to Change in
                                                         ----------------              ----------------
                                                                     (Dollars in Thousands)
                                                                      ---------------------
                                                  Volume     Rate    Net Change    Volume     Rate    Net Change
                                                  ------     ----    ----------    ------     ----    ----------
Interest Income:
   Loans and mortgage-backed securities           $1,849    $ 337      $2,186      $5,225    $  448      $5,673
   Other interest-earning assets                      35       15          50          (4)      452         448
                                                   -----     ----       -----       ------    -----       -----
   Total interest-earning assets                   1,884      352       2,236       5,221       900       6,121
                                                   -----     ----       -----       ------    -----       -----
Interest Expense:
   Deposits                                          161      558         719         742     1,119       1,861
   FHLB advance and other loans                    1,349      241       1,590       3,798       389       4,187
                                                   -----     ----       -----       -----     -----       -----
   Total interest-bearing liabilities              1,510      799       2,309       4,540     1,508       6,048
                                                   -----     ----       -----       -----     -----       -----
Change in net interest income                     $  374    $(447)     $  (73)     $  681    $ (608)     $   73
                                                   -----     ----       ------      -----     -----       -----

The provision for loan losses was $119,001 during the third quarter of 2000 compared to $30,000 during the same period in 1999. The provision for loan losses for the nine months ended September 30, 2000, was $298,001 compared to $97,500 for the first nine months of 1999. Net charge-offs were $432,000 and $43,000 for 2000 and 1999 first nine months, respectively. A large portion of the net charge-offs during 2000 included a loan for $172,000 charged-off during the first quarter and it had been identified and provided for during the last quarter of 1999. Another large portion of the 2000 charge-offs included a loan charged-off during the second quarter for $205,000, which may be at least partially recovered, but the recovery may take years to complete. The following table summarizes the Company's non-performing assets at:

                                          September 30,    December 31,     September 30,
                                             2000             1999             1999
                                             ----             ----             -----
                                                  (Dollars in Thousands)
     Loans:
       Non-accrual                         $  597           $1,171           $  953
       Over 90 days delinquent                 37               25               35
     Trouble debt restructured                198              751              894
     Real estate owned (at market value)       27                0               38
                                             ----            -----            -----

               Total                       $  859           $1,947           $1,920
                                            -----            -----            -----

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .36%, .47% and .44% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

Total other income for the third quarter of 2000 decreased $28,647 and 3.23% to $857,487 from $886,134 in the same period during 1999. Total other income for the nine months ended September 30, 2000, was up $374,648 and 15.37% to $2,812,145 from $2,437,497 during the first nine months of 1999. As noted earlier, sales of loans to the secondary market reduced dramatically in 2000 compared to 1999 and gains on sales of loans and servicing rights during the third quarter of 2000 decreased $19,332 and 41.09% to $27,714 from $47,046 during the same period in 1999. Gains on sales of loans and servicing rights decreased $301,801 and 82.97% during the nine months ended September 30, 2000, to $61,939 from $363,740 during the same period in 1999. Brokerage and insurance commissions decreased $114,121 and 11.91% for the nine months due to lower loan demand. Gains for the nine months were noted in net loan servicing fees increasing $35,397 and 18.86%, other fees and servicing increasing $166,552 and 22.94% and net loss on investment in unconsolidated affiliate increasing because of the loss being lower by $44,116 and 27.94%. Cash surrender value of life insurance had a significant increase to $784,945 in 2000 versus only $254,764 in 1999 for an increase of $530,181. The banks invested in life insurance products during the third quarter of 1999 and this investment partially accounted for the large increase in insurance income. This category also included one-time adjustments to certain cash surrender values on life insurance policies carried on retired executives in the amount of approximately $197,000 that was booked in first quarter 2000.

Total other expense increased $233,943 and 9.66% during the third quarter of 2000 to $2,654,595 from $2,420,652 during the same period in 1999 and increased $527,267 and 6.97% to $8,092,191 during the first nine months of 2000 from $7,564,924 during the first nine months of 1999. The majority of these expense increases are due to operating one more branch in 2000 than in 1999 and operating a trust department in 2000 and not in 1999. The efficiency ratio, which is other expense (not including amortization of goodwill) divided by net interest income before the provision for loan losses plus other income, decreased to 67.40% for the third quarter of 2000 compared to 59.73% for the third quarter of 1999 and decreased to 65.72% for the first nine months of 2000 compared to 63.67% for the first nine months of 1999.

The tax rate during the third quarter of 2000 was 21.32% and was 24.50% for the first nine months of 2000 compared to 29.53% and 31.64% for the same periods in 1999. These tax rate decreases are mostly due to the nontaxable income from the life insurance policies in 2000 compared to 1999. The 2000 taxes also include a reduction of state taxes due to a ruling of non-taxability on out-of-state income which was quantified with the completion of the 1999 tax returns.


FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the FHLB. As of September 30, 2000, the Company's cash and interest-bearing demand deposits totaled $12,754,562 and 2.38% of total assets. This compares with $19,932,599 and 4.10% of total assets at December 31, 1999. The Company's banking subsidiaries, Ameriana Bank and Trust of Indiana ("ABI") and Ameriana Bank of Ohio ("ABO") have regulatory liquidity ratios of 21.45% and 7.69%, respectively, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The regulatory minimum net worth requirement of 8% for ABI and ABO under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at September 30, 2000, was $19,123,000 and $5,040,000, respectively. At September 30, 2000, ABI had total risk-based capital of $33,162,000 and a 13.87% ratio and ABO had risk-based capital of $8,765,000 and a 13.91% ratio.

At September 30, 2000, the Company's commitments for loans in process totaled $19,974,000, with 96% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

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

The following information and schedules for ABO and ABI are required information. The current analysis for ABO and ABI performed by the OTS as of September 30, 2000, has not been received from the OTS and the following interest rate risk measurements for ABO and ABI are being submitted with information from the OTS analysis as of June 30, 2000. Management believes there has been no significant increase in the interest rate risk measures since June 30, 2000, for either ABO or ABI. Both banks have instituted measures to reduce their interest rate risk results by extending maturities of deposits and FHLB advances and by retaining more variable verses fixed rate loans.

Presented below, as of June 30, 2000, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1999, 2% of the present value of ABO's assets was $2.330 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.620 million at June 30, 2000, ABO would have been required to make a $1.645 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABO's risk-based capital ratio to 10.87% from 13.44%, which is still in excess of the required risk-based capital ratio of 8.0%.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change               NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
 +300  bp*                  $ -1,326               $ -8,505               -118%                -1.17%               -691  bp
 +200  bp                      1,559                 -5,620                -78                  1.33                -441  bp
 +100  bp                      4,443                 -2,736                -38                  3.66                -208  bp
    0  bp                      7,179                                                            5.74
 -100  bp                      9,397                  2,217                +31                  7.32                +158  bp
 -200  bp                     10,102                  2,923                +41                  7.75                +202  bp
 -300  bp                     10,655                  3,476                +48                  8.07                +233  bp

* basis points

Also presented below, as of June 30, 2000, is an analysis, performed by the OTS, of ABI's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1999, 2% of the present value of ABI's assets was $7.313 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $12.558 million at June 30, 2000, ABI would have been required to make a $2.623 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABI's risk-based capital ratio to 13.28% from 14.41%, which is still in excess of the required risk-based capital ratio of 8.0%.

------------------------------------------------------------------------------------------------------------------------------

                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------
 Change                      Dollar                 Dollar                Percent
in Rates                     Amount                 Change                Change               NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
+300  bp*                   $ 15,529               $-19,032                -55%                 4.15%               -449  bp
+200  bp                      22,003                -12,558                -36                  5.75                -290  bp
+100  bp                      28,479                 -6,082                -18                  7.28                -137  bp
   0  bp                      34,561                                                            8.65
-100  bp                      39,713                  5,153                +15                  9.75                +110  bp
-200  bp                      38,760                  4,199                +12                  9.48                 +83  bp
-300  bp                      38,220                  3,659                +11                  9.30                 +65  bp

* basis points`

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

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
-------------------------------------------------------------------------------------------------------------------------------
 Change                      Dollar                 Dollar                Percent
in Rates                     Amount                 Change                Change               NPV Ratio             Change
-------------------------------------------------------------------------------------------------------------------------------

 +300  bp*                  $  8,035               $ -3,619                -31%                 9.48%               -329  bp *
 +200  bp                      9,464                 -2,190                -19%                10.87%               -190  bp
 +100  bp                     10,726                   -929                 -8%                12.01%                -76  bp
    0  bp                     11,654                                                           12.77%
 -100  bp                     11,593                    -62                 -1%                12.54%                -22  bp
 -200  bp                     10,914                   -740                 -6%                11.73%               -104  bp
 -300  bp                     10,288                 -1,366                -12%                10.96%               -180  bp

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

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
-------------------------------------------------------------------------------------------------------------------------------
   Change                    Dollar                 Dollar                Percent
in Rates                     Amount                 Change                Change               NPV Ratio             Change
-------------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
+300  bp*                   $ 20,562               $-14,945                -42%                 6.74%               -422  bp *
+200  bp                      26,122                 -9,386                -26%                 8.38%               -258  bp
+100  bp                      31,392                 -4,116                -12%                 9.86%               -110  bp
   0  bp                      35,508                                                           10.96%
-100  bp                      37,679                  2,171                 +6%                11.50%                +54  bp
-200  bp                      37,040                  1,533                 +4%                11.27%                +31  bp
-300  bp                      36,772                  1,264                 +4%                11.14%                +17  bp

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

OTHER
-----

ABI and ABO were merged into one bank under the ABI charter effective with the close of business on October 4, 2000.

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


                                      AMERIANA BANCORP




DATE: November 6, 2000          /s/ Harry J. Bailey
      ----------------          -------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: November 6, 2000          /s/ Richard E. Welling
      ----------------          ----------------------
                                Richard E. Welling
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)