Form 10-K405
period 2000-12-31
AMERIANA BANCORP
filed 2001-03-29
CIK 855574

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL  REPORT  PURSUANT TO 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-18392

                                AMERIANA BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         INDIANA                                                35-1782688
-------------------------------                            ---------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

2118 Bundy Avenue, New Castle, Indiana                           47362-1048
--------------------------------------                      --------------------
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (765) 529-2230
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market SM on March 5, 2001 was $30,907,282 (for purposes of this calculation, directors and executive officers are not treated as "non-affiliates").

As of March 5, 2001, there were issued and outstanding 3,146,616 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

================================================================================

                                     PART I


Item 1.  Business
-----------------

FORWARD-LOOKING STATEMENTS

     When used in this Annual  Report on Form 10-K (the  "Annual  Report"),  the
words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL
-------

     THE COMPANY. Ameriana Bancorp (the "Company") is the holding company for Ameriana Bank and Trust of Indiana, a federal savings bank headquartered in New Castle, Indiana (the "Bank"). In addition, the Company owns Ameriana Insurance Agency, Inc. ("AIA"), which provides insurance sales from offices in New Castle, Greenfield, and Avon, Indiana. The Company also owns Indiana Title Insurance Company ("ITIC") which provided title insurance services in Central Indiana, but ceased operations at the close of business on December 31, 2000. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments which qualify for federal tax credits.

         The Company became the holding company for the Bank in 1990. In 1992, the Company acquired Deer Park Financial Corporation, the holding company for Deer Park Federal Savings and Loan Association ("Deer Park"), a federal savings association with its main office in Cincinnati, Ohio. After the acquisition, the Company operated Deer Park as a separate subsidiary. In 1998, the Company acquired Cardinal State Bank ("Cardinal"), an Ohio-chartered commercial bank with its main office in Maineville, Ohio, through a merger with Deer Park. Following the acquisition, Deer Park was renamed Ameriana Bank of Ohio, F.S.B. ("Ameriana-Ohio") and continued to operate as a separate subsidiary. In October 2000, the Company merged Ameriana-Ohio into the Bank.

     THE BANK. The Bank is a federally chartered stock savings bank which began operations in 1890. Since 1935, the Bank has been a member of the FHLB ("FHLB") System and its savings deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank's main office is located at 2118 Bundy Avenue, New Castle, Indiana. The Bank also conducts business through eight Indiana branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon and New Palestine, Indiana and two Ohio branch offices located in Cincinnati and Maineville, Ohio. The Bank, through a wholly owned subsidiary, Ameriana Financial Services, Inc., has an ownership interest in a life insurance underwriting firm located in New Orleans, Louisiana, and offers a full line of investments and securities products through its brokerage center located in New Castle, Indiana. The Bank completed construction of a new full service banking facility in New Palestine, Indiana to extend its reach southeast of the greater Indianapolis area. This new branch opened on December 6, 1999. The Bank maintains a website at www.ameriana.com.
                                                               -----------------

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, and to a lesser extent on multi-family housing and commercial property. The Bank also makes home improvement loans and consumer loans and through its subsidiary engages in insurance and brokerage activities. In 1999, the Bank established a Business Services Division to provide specialized lending and other banking services for business customers. As a result of the Business Services Division, commercial real estate loans have increased significantly during 1999 and 2000. The Bank also began operating a Trust Department during 1999 which provides trust, investment and estate planning services. The principal sources of funds for the Bank's lending activities include deposits received from the general public, funds borrowed from the FHLB, principal amortization and prepayment of loans. The Bank's primary sources of income are interest and fees on loans and interest on investments. The Bank has from time to time purchased loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed securities. The

Bank's principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank.

     PROPOSED CONVERSION OF BANK. On February 5, 2001, the Bank filed an application with the Indiana Department of Financial Institutions for permission to convert to an Indiana state stock savings bank. It is anticipated that the conversion to a state savings bank will be effected during the second quarter of 2001. The Company does not anticipate that the conversion to a state savings bank will result in any material change in the Bank's operations. As a result of the conversion, however, the Company will become a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") under the Bank Holding Company Act of 1956 ("BHCA") and the Bank will be subject to regulation by the Indiana Department of Financial Institutions and the FDIC rather than by the OTS.

LENDING  AND  INVESTMENT ACTIVITIES

     GENERAL. The principal lending activity of the Bank has been the origination of conventional first mortgage loans secured by residential property and to a lesser extent commercial real estate, equity lines of credit and consumer loans. The residential mortgage loans have been predominantly secured by single family homes and have included construction loans.

     The Bank may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of the Bank's mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hendricks, Madison, Shelby, Delaware and Marion counties in the state of Indiana and in Hamilton, Butler, Clermont and Warren counties in the state of Ohio.

     The following table sets forth information concerning the Company's aggregate loans by type of loan at the dates indicated. Residential mortgage loans held for sale are included in this table, and mortgage-backed securities are not included in this table.

                                                                             AT DECEMBER  31,
                                 ---------------------------------------------------------------------------------------------------
                                       2000                  1999                 1998                1997               1996
                                 ----------------     ----------------     ----------------     ----------------    ---------------
                                 AMOUNT       %       AMOUNT       %       AMOUNT        %      AMOUNT       %      AMOUNT      %
                                 ------     -----     ------     -----     ------      -----    ------     -----    ------    -----
                                                                        (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
  Commercial....................$  35,615     8.57%  $  22,411     6.52%  $  15,282     5.47%  $  4,930     1.64%  $  3,096    1.07%
  Residential loans.............  295,776    71.17     249,911    72.73     209,817    75.07    251,237    83.61    230,723   80.03
  Construction loans............   43,287    10.42      42,971    12.51      23,176     8.29      4,354     1.45     10,225    3.55
Commercial loans................    8,764     2.11       1,209     0.35         862     0.31         19     0.01         24    0.01
Consumer loans:
  Mobile home and auto loans....   20,767     5.00      16,373     4.77      21,854     7.82     31,818    10.39     31,706   11.00
  Loans secured by deposits.....    1,598     0.38       1,392     0.40       1,351     0.48      1,308     0.44      1,395    0.48
  Home improvement loans........      321     0.08       1,577     0.46       2,774     0.99      5,629     1.87      5,645    1.96
  Other.........................    9,431     2.27       7,762     2.26       4,387     1.57      1,177     0.59      5,486    1.90
                                ---------   ------   ---------    -----   ---------    -----   --------    -----   --------   -----
     Total......................  415,559   100.00%    343,606   100.00%    279,503   100.00%   300,472   100.00%   288,300  100.00%
                                ---------   ======   ---------   ======   ---------   ======   --------   ======   --------  ======

Less:
  Loans in process..............   16,724               16,723               12,123               4,876               4,495
  Deferred loan fees............     (143)                (129)                 102                  44                 100
  Loan loss reserve.............    1,489                1,534                1,284               1,163               1,104
                                ---------            ---------            ---------            --------            --------
   Sub Total....................   18,070               18,128               13,509               6,083               5,699
                                ---------            ---------            ---------            --------            --------
     Total......................$ 397,489            $ 325,478            $ 265,994            $294,389            $282,601
                                =========            =========            =========            ========            ========


     The following table shows, at December 31, 2000, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                       AMOUNTS OF LOANS WHICH MATURE IN
                                  ----------------------------------------------
                                                           2006 AND
                                   2001       2002-2005    THEREAFTER     TOTAL
                                  -------     -----------  ----------   --------
                                                (IN THOUSANDS)
Type of Loan:
  Real estate mortgage .....     $ 20,348     $ 28,561     $325,010     $373,919
  Other ....................        5,632       27,612        8,396       41,640
                                 --------     --------     --------     --------
  Total ....................     $ 25,980     $ 56,173     $333,406     $415,559
                                 ========     ========     ========     ========


     The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 2000 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                             FIXED       ADJUSTABLE
                                              RATE           RATE         TOTAL
                                             ------      -----------    --------
                                                       (IN THOUSANDS)

Real estate mortgage loans ...........      $110,469      $243,102      $353,571
Other loans ..........................        35,743           265        36,008
                                            --------      --------      --------
  Total ..............................      $146,212      $243,367      $389,579
                                            ========      ========      ========

     RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Bank currently offers fixed-rate, first and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The Bank's fixed-rate second mortgage loans provide for a maturity of ten years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Bank makes a fixed-rate mortgage loan, it determines whether the loan will be held in portfolio or sold, based primarily on the interest rate and term of the loan. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Fixed-rate mortgage loans in the amount of $9.238 million were originated for sale during 2000 and $9.298 million were sold at a gain of $103,000. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year.

     The Bank emphasizes the origination of adjustable-rate mortgages ("ARMs") for portfolio. The Bank currently offers several types of ARMs either as first-lien mortgage loans or as second-lien mortgage loans which are adjustable semi-annually, annually, or on three-year, five-year or seven-year intervals and indexed to the yields on comparable United States Treasury securities.

     The Bank limits the maximum loan-to-value ratio on one-to-four family residential first mortgages to 95% of the appraised value with the requirement that private mortgage insurance normally be obtained for loan-to-value ratios in excess of 80%. The Bank limits the loan-to-value ratio to 89.9% on second mortgages on one-to-four family dwellings.

     The Bank's residential lending activities also include loans secured by multi-family residential structures, which are structures consisting of over four separate dwelling units. This has not constituted a significant portion of the Bank's lending activities to date. Multi-family residential structures are generally income producing properties. The Bank generally does not lend above 80% of the appraised values of multi-family residences on first mortgage loans.

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING. The Bank originates loans secured by existing commercial properties and construction loans on residential real estate. The Bank's commercial real estate loans are secured by churches, nursing homes, hotels/motels, multi-family properties and other income-producing properties. The Bank's commercial real estate loans have increased significantly due to the establishment of the new Business Services Division during 1999. This new operation made direct commercial loans and more importantly purchased loan participations from other financial institutions. These participations in commercial real estate loans are reviewed and approved based upon the same credit standards as direct commercial loans at the Bank. Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. To minimize the risks involved in originating such loans, the Bank considers, among other things, the credit worthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property.

     The Bank originates and/or purchases construction loans on single-family residential properties in its primary market areas. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Bank's construction loans generally range in size between $100,000 and $500,000, and the Bank's commercial real estate loans range from $100,000 to $3,000,000. Substantially all of the commercial and construction loans originated and/or purchased by the Bank have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less. During fiscal 2000 construction loans originated or purchased amounted to $36.727 million. The gross outstanding construction loans at December 31, 2000 were:

                                                                    AMOUNT
                                                               --------------
                                                               (IN THOUSANDS)

                  Single family (1-4 units)...................  $  30,830
                  Five or more dwelling units.................      5,324
                  Other improved real estate..................      7,133
                                                                ---------
                                                                $  43,287
                                                                =========


     Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes since collateral value and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in its market area and by limiting the number of construction loans outstanding at any time to individual builders. In addition, most of the Bank's construction loans are made on homes which are pre-sold, for which permanent financing is already arranged.

     The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower's equity in the project; independent appraisal and review of cost estimates; preconstruction sale and leasing information; and cash flow projections of the borrower.

     The aggregate amount of loans which a federally chartered savings institution may make on the security of liens on non-residential real property generally may not exceed 400% of the institution's regulatory capital. These limits on non-residential real property lending have not materially affected the Bank's lending activities.

     CONSUMER LOANS. Federally chartered thrift institutions are authorized to make secured and unsecured consumer loans up to 35% of the institution's assets. In addition, a federal thrift institution has lending authority above the 35% category for certain consumer loans, such as home equity loans, property improvement loans, mobile home loans and loans secured by savings accounts. The consumer loans granted by the Bank have included loans on automobiles and other consumer goods, as well as education loans, loans secured by savings accounts and secured and unsecured lines of credit. In 2000, the Company continued to originate automobile loans. Such loans are originated both directly with customers and indirectly through automobile dealers in the Company's lending areas.

     Management believes that the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining profitable spreads between average loan yields and costs of funds. Consumer loans do, however, pose additional risks of collectibility when compared to traditional types of loans granted by thrift institutions such as residential first mortgage loans. The Bank has sought to reduce this risk by primarily granting secured consumer loans.

     COMMERCIAL BUSINESS LENDING. Under applicable law, the Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The aggregate outstanding amount of such loans generally may not exceed 10% of the Bank's assets. The Bank does not, as a common practice, make unsecured commercial loans. The Company began making and purchasing the collaterized commercial loans in 1998. The total lease and commercial portfolio at December 31, 2000 was $8,764,000.

     ORIGINATIONS, PURCHASES AND SALES. Historically, all residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $26.229 million of loans from brokers in 2000. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank's programs by advertising, as well as direct solicitation.

     The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loans' principal amount for performing this service. The right to service a loan has economic value and the Company carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2000, the Bank was servicing $143.539 million of loans for others. The aggregate fair value of capitalized servicing rights at December 31, 2000 was $847,000.

     Management believes that purchases of loans and loan participations are generally desirable, primarily when area mortgage demand is less than the supply of funds available for local mortgage origination or when loan terms are available in areas outside the Bank's local lending areas which are more favorable to their investment requirements. Additionally, purchases of loans may be made in order to diversify the Bank's lending portfolio. The Bank's loan purchasing activities fluctuate significantly. The servicing of purchased loans is generally performed by the seller. In order to cover servicing costs, a portion of the interest being paid by the borrower is retained by the servicer. In addition to whole loan purchases, the Bank also purchases participation interests in loans. Both whole loans and participations are purchased on a yield basis. As of December 31, 2000, $31.646 million, or 7.932%, of the Bank's aggregate loans consisted of purchased loans which were serviced by others.

     The following table shows aggregate loans originated, purchased and sold by the Company during the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                       2000          1999            1998
                                                      ------        ------          ------
                                                                 (IN THOUSANDS)
Loans Originated:
  Conventional real estate loans:
    Construction loans...........................    $ 34,227      $ 31,233        $ 39,737
    Loans on existing property...................      40,088        41,295          72,390
    Loans refinanced.............................      15,985        17,996          49,791
  Other loans....................................      40,910        41,276          27,406
                                                     --------      --------        --------
       Total loans originated....................     131,210       131,800         189,324
                                                     --------      --------        --------

Loans Purchased:
  Real estate loans:
    Conventional.................................      43,886        60,355           3,938
    Mortgage-backed securities...................         611            --              --
  Commercial-other collateral....................       3,998            --           2,500
                                                     --------      --------        --------
       Total loans purchased.....................      48,495        60,355           6,438
                                                     --------      --------        --------

Total loans originated and purchased.............    $179,705      $192,155        $195,762
                                                     ========      ========        ========
Mortgage loans sold..............................    $  9,238      $ 23,303        $ 96,259
                                                     ========      ========        ========

     For additional information, see "Management's Discussion and Analysis -- Results of Operations" included in Item 7 of this Annual Report.

     LOAN UNDERWRITING. During the loan approval process, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application which is submitted to a salaried loan officer. As part of the loan application process, the Bank obtains information concerning the income, financial condition, employment and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property which is offered to secure the loan.

     The Bank's loan officers and/or loan committees, analyze the loan application and the property to be used as collateral and subsequently approves or denies the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. Residential loans of $500,000 or more and commercial loans of $350,000 or more but less than $1,000,000 must be approved by a committee consisting of certain members of senior management. The Board of Directors must approve all loans in excess of $1,000,000. In connection with the origination of single-family, residential ARMs, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

     LOAN COMMITMENTS. Conventional loan commitments by the Bank are generally granted for periods of up to 60 days. The total amount of the Bank's aggregate outstanding commitments to originate real estate loans at December 31, 2000, was approximately $5.379 million. It has been the Bank's experience that few commitments expire unfunded.

     LOAN FEE AND SERVICING INCOME. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments and changes of property ownership and for miscellaneous services related to the loan. Income from these activities is volatile and varies from period to period with the volume and type of loans made.

     When possible, the Bank charges loan origination fees which are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan. The fees received in connection with the origination of commercial real estate loans generally range from none to 1.00 point (one point being equivalent to 1% of the principal amount of the loan). The fees received in connection with the origination of conventional one-to-four family mortgages typically range from none to 1.00 point. In accordance with Statement of Financial Accounting Standards No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

     For additional information, see Note 4 of the Consolidated Financial Statements included under Item 8 of this Annual Report.

         DELINQUENCIES. When a borrower defaults upon a required payment on a loan, the Bank contacts the borrower and attempt to induce the borrower to cure the default. A late payment notice is mailed to the borrower and a telephone contact is made after a payment is 15 days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing a foreclosure action.

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

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Any subsequent deterioration of the property is provided for in an allowance for loss on real estate owned.

     The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated. At December 31, 2000, the Company had $609,000 of other problem loans for which the Company had serious doubts as to the ability of the borrowers to comply with the existing payment terms and conditions.

                                                                            AT DECEMBER 31,
                                                        ------------------------------------------------------
                                                        2000        1999        1998       1997         1996
                                                        -----      ------      ------     ------       ------
                                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real Estate:
     Residential....................................    $  720      $  703     $  684     $  847      $  694
     Commercial.....................................        36         226         15         --          --
     Construction...................................        --          --         --         --          --
  Commercial........................................         8          11         --         19          24
  Consumer..........................................        37         231         46         11           3
                                                        ------      ------     ------     ------      ------
    Total...........................................       801       1,171        745        877         721
                                                        ------      ------     ------     ------      ------

Accruing loans contractually past due 90
  days or more:
  Real Estate:
     Residential....................................       576          16         37         61         279
     Commercial.....................................        --          --         --         57          --
     Construction...................................       158          --         --         --          --
  Commercial........................................        --          --         --         --          --
  Consumer..........................................        13           9          3          7          36
                                                        ------      ------     ------     ------      ------
    Total...........................................       747          25         40        124         315
                                                        ------      ------     ------     ------      ------

    Total of non-accrual and
       90 days past due loans.......................    $1,548      $1,196     $  785     $1,002      $1,036
                                                        ======      ======     ======     ======      ======

Percentage of total loans (excluding
    mortgage-backed securities).....................      0.39%       0.37%      0.30%       0.33%      0.36%
                                                        ======      ======     ======    ========     ======
Other non-performing assets (1).....................    $  125      $   --     $   96    $    160     $  101
                                                        ======      ======     ======    ========     ======

________________
(1)      Other  non-performing   assets  represents  property  acquired  through
         foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

     During 2000, the Company would have recorded gross interest income of $73,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Company included interest income of $59,000 on those loans in its net income for the year. For additional information regarding the Company's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in the
Item 7 of this Annual Report.

     Federal regulations require that each savings institution shall classify its assets on a regular basis. In addition, in connection with examinations of savings institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them. The regulation provides for three asset
classification   categories   (i.e.,

Substandard, Doubtful and Loss). The regulations also have a Special Mention category, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the savings institution must either establish specified allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS examiners may disagree with the savings institution's classifications and amounts reserved. Based on management's review of the Bank's assets at December 31, 2000, $945,000, $12,000 and $609,000 of the Bank's assets were classified as Substandard and Doubtful and Special Mention, respectively.

RESERVES FOR LOSSES ON LOANS AND REAL ESTATE

     In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by the Bank's personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2000, the Bank's allowance for loan losses amounted to $1,489,000.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

     The following table sets forth an analysis of the Company's aggregate allowance for loan losses for the periods indicated.

                                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                        2000        1999        1998        1997        1996
                                                       ------      ------      ------      ------      ------
                                                                       (DOLLARS IN THOUSANDS)

Balance at Beginning of Period.....................    $ 1,534     $ 1,284     $ 1,163     $ 1,104     $ 1,076
                                                       -------     -------     -------     -------     -------

Charge-Offs:
  Real Estate:
    Residential....................................         30          --          12          31           1
    Commercial.....................................        206          --          --          --          --
    Construction...................................         --          --          --          --          --
  Commercial business..............................        252          --          --          --          --
  Consumer.........................................         --          98         153         170          51
                                                       -------     -------     -------     -------     -------
                                                           488          98         165         201          52
                                                       -------     -------     -------     -------     -------

Recoveries:
  Real Estate:
    Residential....................................         --          --          --          --          --
    Commercial.....................................         --          --          --          --          --
    Construction...................................         --          --          --          --          --
  Commercial business..............................          3           4          --          --          10
  Consumer.........................................         23          16          27          18           4
                                                       -------     -------     -------     -------     -------
                                                            26          20          27          18          14
                                                       -------     -------     -------     -------     -------

Net Charge-Offs....................................        462         (78)       (138)       (183)        (38)
Increase from Acquisition..........................         --          --         100          --          --
Provision for Loan Losses..........................        417         328         159         242          66
                                                       -------     -------     -------     -------     -------


Balance at End of Period............................   $ 1,489     $ 1,534     $ 1,284     $ 1,163     $ 1,104
                                                       =======     =======     =======     =======     =======

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period..............       0.12%       0.03%       0.05%       0.06%       0.01%
                                                     =========     =======     =======    ========    ========

Ratio of Ending Allowance for
  Loan Losses to Ending Loans......................       0.37%       0.47%       0.49%       0.40%       0.39%
                                                     =========    ========    ========    ========    ========

     Net charge-offs for the year ended December 31, 2000 increased principally due to $378,000 in charge-offs on two commercial loans. The Bank charged-off $172,000 on a loan which was acquired in the acquisition of Cardinal State Bank in 1998 and which had been fully reserved for in 1999. The second loan was a real estate development loan on which the Bank charged off $206,000.

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

                                                                           AT DECEMBER 31,
                                            -----------------------------------------------------------------------------
                                                     2000                       1999                      1998
                                            -------------------------   ----------------------     ----------------------
                                                         PERCENT OF                PERCENT OF                 PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH              LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO                CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS     AMOUNT     TOTAL LOANS
                                            ------      -------------   ------    -------------    ------    -------------
                                                                         (DOLLARS IN THOUSANDS)
Loans:
  Real Estate Mortgage:
    Commercial............................  $     76         9%        $     58        7%          $    31        6%
    Residential...........................       635        71              649       73               429       75
    Construction..........................        93        10              112       12                47        8
  Commercial..............................         8         2               11       --                15       --
  Consumer................................       677         8              704        8               762       11
                                            --------       ---         --------      ---           -------      ---
    Total Allowance for Loan Losses.......  $  1,489       100%        $  1,534      100%          $ 1,284      100%
                                            ========       ===         ========      ===           =======      ===


                                                               AT DECEMBER 31,
                                            ----------------------------------------------------
                                                   1997                        1996
                                            --------------------------  ------------------------
                                                         PERCENT OF                PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS
                                            ------      -------------   ------    --------------
                                                          (DOLLARS IN THOUSANDS)
Loans:
  Real Estate Mortgage:
    Commercial............................  $       9         1%       $       6       1%
    Residential...........................        459        84              469      80
    Construction..........................          8         1               21       4
  Commercial..............................         19        --               24      --
  Consumer................................        668        14              584      15
                                            ---------       ---        ---------     ---
    Total Allowance for Loan Losses.......  $   1,163       100%       $   1,104     100%
                                            =========       ===        =========     ===

INVESTMENT ACTIVITIES

     Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and interest-bearing deposits provides the second largest source of income for the Company (after interest on loans), constituting 20.69% of the Company's total interest income (and dividends) for fiscal 2000. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows. At December 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings and short-term borrowings) was 16.65%.

     The Bank has the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, certificates of deposit at insured savings and loans and banks, bankers' acceptances, and federal funds. The Bank may also invest a portion of its assets in certain commercial paper and corporate debt securities. The Bank is also authorized to invest in mutual funds and stocks whose assets conform to the investments that the Bank is authorized to make directly.

     At December 31, 2000, the market values of the Company's aggregate investment securities, FHLB stock and mortgage-backed securities were approximately $86.901 million, $7.265 million and $11.806 million, respectively. The following table sets forth the carrying value of the Company's short-term investments, FHLB stock, and mortgage-backed securities at the dates indicated.

                                                                    AT DECEMBER 31,
                                                     --------------------------------------------
                                                       2000              1999             1998
                                                     --------          ---------        ---------
                                                                   (IN THOUSANDS)

         Investment securities.....................  $   87,901        $  87,735        $  51,581
         Mortgage-backed securities................      11,806           14,970           20,217
         Interest-bearing deposits (1).............       4,422            6,795           41,493
         FHLB stock................................       7,265            4,341            3,588
                                                     ----------        ---------        ---------
             Total investments.....................  $  111,394        $ 113,841        $ 116,879
                                                     ==========        =========        =========

         __________
         (1) Consist of overnight deposits and short-term non-negotiable certificates of deposit.

     The following table sets forth information regarding maturity distribution and average yields for the Company's investment securities portfolio at December 31, 2000. The Company's investment securities portfolio consists of callable obligations issued by FNMA, FHLMC, and the FHLB System.

                                      WITHIN 1 YEAR         1-5 YEAR          5-10 YEARS        OVER 10 YEARS          TOTAL
                                    ----------------   ----------------    ----------------    ----------------  ----------------
                                    AMOUNT     YIELD   AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD  AMOUNT     YIELD
                                    ------     -----   ------     -----    ------     -----    ------     -----  ------     -----
         Federal agencies........   $200       5.58%   $1,500     6.29%    $27,046    6.57%    $59,155    7.00%  $87,901    6.85%



     The Company's mortgage-backed securities include both fixed- and adjustable-rate securities, though the Company emphasizes adjustable-rate investments in order to enhance the interest rate sensitivity of its interest-earning assets. At December 31, 2000, the Company's mortgage-backed securities consisted of the following:

                                                                      CARRYING          AVERAGE
                                                                       AMOUNT             RATE
                                                                     ----------         --------
                                                                        (DOLLARS IN THOUSANDS)
        Variable rate:
           Repricing in one year or less...........................  $   6,916           7.63%
           Repricing in one to five years..........................        901           6.70
        Fixed-rate:
           Maturing in five years or less..........................         91           8.03
           Maturing in five to ten years...........................        980           7.66
           Maturing in more than ten years.........................      2,918           7.57
                                                                     ---------
           Total...................................................  $  11,806           7.55
                                                                     =========

SOURCES OF FUNDS

     GENERAL. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

     DEPOSITS. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Bank offers regular savings accounts, NOW accounts, money market accounts, fixed-interest-rate certificates with varying maturities, and negotiated-rate jumbo certificates with various maturities. The Bank also offers tax-deferred individual retirement, Keogh retirement, and simplified employer plan retirement accounts. On December 15, 2000, the Bank sold $1.649 million of demand and savings deposits with the Loveland branch in Ohio.

     As of December 31, 2000, approximately 30.12%, or $110.719 million, of the Bank's aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

     Interest earned on passbook and statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for the Bank. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. The interest rate on these accounts is established by management.

     The Bank also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well.

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

                                                         INCREASE                           INCREASE
                                      BALANCE AT        (DECREASE)        BALANCE AT       (DECREASE)        BALANCE AT
                                     DECEMBER 31,       FROM PRIOR       DECEMBER 31,      FROM PRIOR        DECEMBER 31,
                                        2000               YEAR             1999              YEAR               1998
                                -------------------    -----------  -------------------    ----------    -------------------
                                                                     (DOLLARS IN THOUSANDS)

Savings deposits ............   $  34,687      9.44%   $  (3,973)   $  38,660     10.87%   $  (5,518)   $  44,178     13.23%
NOW accounts ................      37,693     10.25        3,839       33,854      9.52        1,435       32,419      9.71
Money market deposit accounts      38,285     10.41          206       38,079     10.70        8,801       29,278      8.77

Certificate accounts:
  Jumbo certificates ........      43,039     11.71        2,995       40,044     11.26       11,891       28,153      8.43
  Fixed-rate certificates:
     12 months or less ......      55,338     15.05      (20,173)      75,511     21.22       15,144       60,367     18.07
     13-24 months ...........      88,084     23.96       43,936       44,148     12.41        1,965       42,183     12.63
     25-36 months ...........      14,759      4.02      (41,275)      56,034     15.75      (12,939)      68,973     20.65
     37 months or greater ...      52,774     14.36       27,464       25,310      7.11        1,521       23,789      7.12
  Variable-rate certificate:
     18 months ..............       2,936      0.80       (1,183)       4,119      1.16         (530)       4,649      1.39
                                ---------    ------    ---------    ---------    ------    ---------    ---------    ------
                                $ 367,595    100.00%   $  11,836    $ 355,759    100.00%   $  21,770    $ 333,989    100.00%
                                =========    ======    =========    =========    ======    =========    =========    ======

     The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products as options to the customer. They include non-interest-bearing and interest-bearing NOW accounts, savings accounts, Money Market Deposit Accounts ("MMDA") and Certificates of Deposit ranging in terms from three months to seven years. To attract longer-term deposits, the Bank promoted a 37-month certificate of deposit during 2000 which attracted a substantial amount of funds.

     The following table sets forth the Company's average aggregate balances and interest rates. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------------
                                         2000                     1999                       1998
                                  --------------------      --------------------      ---------------------
                                              AVERAGE                   AVERAGE                   AVERAGE
                                  AVERAGE       RATE        AVERAGE       RATE        AVERAGE       RATE
                                  BALANCE       PAID        BALANCE       PAID        BALANCE       PAID
                                  -------     --------      -------     --------      -------     --------
                                                            (DOLLARS IN THOUSANDS)
Interest-bearing demand
   deposits....................  $   58,598        3.49%    $   53,982    3.27%      $   36,274    3.12%
Savings deposits...............      36,584        2.01         41,717    1.99           45,626    2.13
Time deposits..................     250,343        5.82        235,867    5.34          231,141    5.69
                                 ----------        ----     ----------    ----       ----------    ----
     Total interest-bearing
        deposits...............     345,525        5.02%       331,566    4.58%         313,041    4.88%
                                                   ====                   ====                     ====
Non-interest-bearing demand
   and savings deposits........      16,269                     14,580                   14,020
                                 ----------                 ----------               ----------
     Total deposits............  $  361,794                 $  346,146               $  327,061
                                 ==========                 ==========               ==========

     The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.

                                                                    AT DECEMBER 31,
                                                     ---------------------------------------------
                                                      2000              1999              1998
                                                     ------            ------            ------
                                                                   (IN THOUSANDS)
         Less than 4%..............................  $     478         $   5,375        $     757
         4% -  5.99%...............................     84,009           176,432          169,194
         6% -  7.99%...............................    172,429            63,328           57,754
         8% -  9.99%...............................         14                31              409
                                                     ---------         ---------        ---------
                                                     $ 256,930         $ 245,166        $ 228,114
                                                     =========         =========        =========

     The following table sets forth the amount and maturities of the Company's time deposits at December 31, 2000.

                                                                AMOUNT  DUE
                                  -----------------------------------------------------------------------
                                  LESS THAN                                        MORE THAN
      RATE                        ONE YEAR        1-2 YEARS      2-3 YEARS          3 YEARS        TOTAL
      ----                        --------        ---------      ---------         ---------       -----
                                                               (IN THOUSANDS)
Less than 4%....................  $     478       $       --     $       --      $       --       $    478
4% - 5.99%......................     66,860            9,641          4,259           3,249         84,009
6% - 7.99%......................     68,051           47,160         52,195           5,023        172,429
8% - 9.99%......................         --               14             --              --             14
                                  ---------       ----------     ----------      ----------       --------
                                  $ 135,389       $   56,815     $   56,454      $    8,272       $256,930
                                  =========       ==========     ==========      ==========       ========


     The following table indicates the amount of the Company's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 2000.

                                                                                      SAVINGS, NOW
                                                            CERTIFICATES                AND MMDA
                      MATURITY PERIOD                        OF DEPOSIT                  DEPOSITS
                      ---------------                       ------------              -------------
                                                                         (IN THOUSANDS)

             Three months or less.........................   $  11,778                 $   22,980
             Over three through six months................       2,786                         --
             Over six through twelve months...............       9,147                         --
             Over twelve months...........................      19,328                         --
                                                             ---------                 ----------
                    Total.................................   $  43,039                 $   22,980
                                                             =========                 ==========

     The following table sets forth the aggregate savings activities of the Company for the periods indicated.

                                                                               Year Ended December 31,
                                                                   --------------------------------------------
                                                                    2000              1999               1998
                                                                   ------            ------            --------
                                                                                   (In thousands)

      Net increase (decrease) before interest credited..........  $   (3,670)       $    6,780       $   (2,815)
      Deposits sold.............................................      (1,649)               --               --
      Interest credited.........................................      17,155            14,990           14,587
                                                                  ----------        ----------       ----------
      Net increase in deposits..................................  $   11,836        $   21,770       $   11,772
                                                                  ==========        ==========       ==========

     BORROWINGS. Deposits are the primary sources of funds for the Bank's lending and investment activities and for its general business purposes. The Bank also uses advances (borrowings) from the FHLB of Indianapolis to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. Advances from the FHLB of Indianapolis are typically secured by the Bank's stock in the FHLB of Indianapolis and a portion of its first mortgage loans. At December 31, 2000, the Bank had $114.4 million of advances outstanding from the FHLB of Indianapolis. At the time of its merger with the Bank, Ameriana-Ohio had long-term borrowings from the FHLB of Cincinnati. These borrowings totaled $24.351 million at December 31, 2000, and are secured by the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's investment securities.

     The FHLBs function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in its FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

     The Company had notes payable in the total amount of $2.421 million at December 31, 2000. Included in this amount was a note payable to a third party financial institution with a current balance of $2.150 million and bearing interest at 8.0% at December 31, 2000 the proceeds of which were used to finance stock repurchases during 1999. The remainder of notes payable with balances of $271,000 and $361,000 at December 31, 2000 and 1999, respectively, are 6% notes payable to former stockholders of Cardinal State Bank.

     The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

                                                                               AT OR FOR THE YEAR
                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                    2000              1999               1998
                                                                   ------            ------            --------
                                                                             (DOLLARS IN THOUSANDS)
      Amounts outstanding at end of period:
           FHLB advances........................................  $  138,751        $   82,511       $   17,101

      Weighted average rate paid on:
           FHLB advances........................................        6.54%             5.49%            5.34%

      Maximum amount of borrowings outstanding at any month end:
           FHLB advances........................................  $  138,751        $   82,511       $   17,500

      Approximate average amounts outstanding:
           FHLB advances........................................  $  106,657        $   28,402       $   12,007

      Approximate weighted average rate paid on:
           FHLB advances........................................        6.73%            5.41%             5.88%

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated and average yields earned and rates paid at December 31, 2000. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------------
                                                2000                                1999                           1998
                                    -------------------------------    -------------------------------    --------------------------
                                                            AVERAGE                            AVERAGE                      AVERAGE
                                    AVERAGE                  YIELD/    AVERAGE                  YIELD/    AVERAGE            YIELD/
                                    BALANCE     INTEREST      COST     BALANCE     INTEREST      COST     BALANCE  INTEREST   COST
                                    -------     --------    -------    -------     --------    -------    -------  -------- -------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loan portfolio (1)..............   $371,349   $29,359        7.91%    $ 281,943  $21,703       7.70%    $277,233  $22,517    8.12%
 Mortgage-backed securities......     13,016       910        6.99        17,280    1,080       6.25       25,236    1,663    6.59
 Short-term investments and other
  interest-earning assets (2)....     98,410     6,750        6.85        98,345    6,300       6.41       67,716    4,121    6.08
                                    --------   -------       -----     ---------  -------      -----     --------  -------   -----
    Total interest-earning
      assets.....................    482,775    37,019        7.67       397,568   29,083       7.32      370,185   28,301    7.64
Noninterest-earning assets.......     40,518                              33,488                           20,002
                                    --------                           ---------                         --------
    Total assets.................   $523,293                           $ 431,056                         $390,187
                                    ========                           =========                         ========


Interest-bearing liabilities:
  Deposits.......................   $345,525    17,337        5.02     $ 331,566   15,194       4.58     $313,041   15,265    4.88
  FHLB advances..................    106,657     7,187        6.73        28,402    1,537       5.41       12,007      706    5.88
  Notes payable..................      2,456       204        8.30           298       18       6.00          372       22    6.00
                                    --------   -------       -----     ---------  -------      -----     --------  -------   -----
    Total interest-bearing
       liabilities...............    454,638    24,728        5.44       360,266   16,749       4.65      325,420   15,993    4.91
                                               -------       -----                -------      -----               -------   -----
Noninterest-bearing liabilities..     27,615                              26,958                           19,522
                                    --------                           ---------                         --------

    Total liabilities............    482,253                             387,224                          344,942

Shareholders' equity.............     41,040                              43,832                           45,245
                                    --------                           ---------                         --------

    Total liabilities and
      shareholders' equity.......   $523,293                           $ 431,056                         $390,187
                                    ========                           =========                         ========
Net interest income..............              $12,291                            $12,334                          $12,308
                                               =======                            =======                          =======
Interest rate spread.............                             2.23%                             2.67%                         2.73%
                                                            ======                            ======                        ======
Net yield on interest-earning
    assets.......................                             2.55%                             3.10%                         3.32%
                                                            ======                            ======                        ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities....................                           106.19%                           110.35%                       113.76%
                                                            ======                            ======                        ======

____________
(1) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.
(2)  Includes   interest-bearing   deposits  in  other  financial  institutions,
     investment securities and FHLB stock.

TRUST ACTIVITIES

     During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services division. Trust services consist of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRA's (discretionary and directed) and estates (personal representative). These accounts are offered to customers within the Bank's service area in Indiana and Ohio. Trust account balances of $75,000 and more can profitably be managed by the Bank. At December 31, 2000, the Bank had $16,409,000 in trust assets under management.

SUBSIDIARY ACTIVITIES

     As a federally chartered savings institution, the Bank is permitted to invest an amount equal to 2% of its respective assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations at December 31, 2000, the Bank was authorized to invest up to approximately $16.778 million in the stock of or loans to subsidiaries. In addition, institutions meeting regulatory capital requirements and certain other tests, which the Bank does, may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

     In addition to owning all of the stock of the Bank, the Company also owns all the stock of AIA, which provides insurance products to the communities it serves and all of the stock of ITIC, which provided title insurance services in the communities it served. ITIC ceased operations at the close of business on December 31, 2000.

     The Bank has two direct wholly-owned subsidiaries, Ameriana Financial Services, Inc. ("AFS") and Deer Park Service Corporation ("DPSC"). AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana which offers a full line of credit related insurance products. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. DPSC, which operated a brokerage facility in conjunction with Money Concepts/Pinnacle Financial Advisors, Inc. ceased operations in 2000 and is currently an inactive corporation.

     At December 31, 2000, the Bank's investments in, and loans to, its subsidiaries were approximately $3.414 million, respectively, consisting of direct equity investments.

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

COMPETITION

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, commercial banks, and credit unions located in the Bank's market area. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

     The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies. The Bank has been able to compete effectively in its market area.

     The Bank has offices in Henry, Hancock, Hendricks, Shelby and Madison Counties in Indiana and in Hamilton County, Ohio. In addition to the financial institutions which have offices in these counties, the Bank competes with several commercial banks and savings institutions in surrounding counties, many of which have assets which are substantially larger than the Bank.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings bank, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with various federal regulatory requirements. The OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations of SAIF members. The Bank must file reports with the OTS describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. As a savings and loan holding company, the Company is subject to the OTS' regulation, examination, supervision and reporting requirements. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in July 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB System voluntary for federal savings associations.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS regulations, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "Tier 1" or "core" capital equal to at least 4% (3% if the institution is rated CAMELS 1 under the OTS examination rating system) of adjusted total assets and "total" capital, a combination of core and "supplementary" capital, equal to at least 8% of "risk-weighted" assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings institutions that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution has a CAMELS 1 rating). See "-- Prompt Corrective Regulatory Action." For purposes of the regulation, Tier 1 capital, has the same definition as core capital which is defined as common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tier 1 and core capital are generally reduced by the amount of the savings institution's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage and nonmortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital, but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets with only a limited exception for mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in subsidiaries engaged in activities not permissible for national banks, unless the subsidiaries are engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

     Adjusted total assets are a savings institution's consolidated total assets, as determined under generally accepted accounting principles, adjusted for certain goodwill amounts, by a pro rated portion of the assets of unconsolidated includable subsidiaries in which the savings institution holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the investments in any unconsolidated includable subsidiary which the savings institution has a minority interest and, for purposes of the core capital requirement, by qualifying supervisory goodwill.

     In  determining  compliance  with the  risk-based  capital  requirement,  a savings institution is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed its core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings institution's general loss allowances and up to 45% of unrealized gains on equity securities. Total core and supplementary capital are reduced by the amount of certain high loan-to-value ratio land loans and non-residential construction loans, and equity investments other than those deducted from core and tangible capital. At December 31, 2000, the Company held no high ratio land or nonresidential construction loans for which OTS regulations require a deduction from capital.

     The risk-based capital requirement is measured against the amount of risk-weighted assets which equals the sum of the amount of each asset and credit-equivalent amount of each off-balance sheet item after such asset or item is multiplied by an assigned risk weight. Under the OTS risk-weighting system, cash and securities backed by the full faith and credit of the U.S. government are given a 0% risk weight. Mortgage-backed securities that qualify under the Secondary Mortgage Enhancement Act, including those issued, or fully guaranteed as to principal and interest, by the Federal National Mortgage Association or the FHLMC are assigned a 20% risk weight. Single-family first mortgages not more than 90 days past due with loan-to-value ratios under 80%, multi-family mortgages (maximum 36 dwelling units) with loan-to-value ratios under 80% and average annual occupancy rates over 80%, and certain qualifying loans for the construction of one- to four-family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer loans, non-qualifying residential construction loans and commercial real estate loans, repossessed assets and assets more than 90 days past due, as well as other assets not specifically categorized, are assigned a risk weight of 100%.

     The table below represents the Bank's historical capital position relative to its various minimum regulatory capital requirements at December 31, 2000.

                                                                                   PERCENT OF
                                                              AMOUNT               ASSETS  (1)
                                                              ------               -----------
                                                                 (DOLLARS IN THOUSANDS)

Tangible Capital............................................  $  40,315                7.3%
Tangible Capital Requirement................................      8,335                1.5
                                                              ---------               ----
  Excess....................................................  $  31,980                5.8%
                                                              =========               ====

Core Capital................................................  $  40,315                7.3%
Core Capital Requirement....................................     16,669                3.0
                                                              ---------               ----
  Excess....................................................  $  23,646                4.3%
                                                              =========               ====

Total Capital (i.e., Core and
  Supplementary Capital)....................................  $  41,270               13.1%
Risk-Based Capital Requirement..............................     25,258                8.0
                                                              ---------               ----
  Excess....................................................  $  16,012                5.1%
                                                              =========               ====

_____________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.


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

     The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. Based upon the Bank's current level of interest rate risk exposure, it is subject to additional capital requirements.

     The 200 basis point immediate increase in rates would create a net portfolio decrease of $13,778,000. Based upon 2% of assets from the June 30, 2000, Thrift Financial Report, the Bank would be required to reduce capital by 50% of the difference or $1,642,000. The excess risk-based capital would be reduced to an excess of $14,370,000 from the previously calculated excess of $16,012,000.

     In addition to requiring generally applicable capital standards for savings institutions, the Director of OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the Director determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. Such circumstances would include a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk and certain risks arising from non-traditional activities. The Director of OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the Director to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

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

     At December 31, 2000, the maximum amount the Bank could lend to one borrower under the 15% standard was $6.190 million. At that date, the Bank's largest loan to one borrower was $4.147 million.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under regulations jointly adopted by the federal banking regulators, a savings institution's capital adequacy for purposes of the FDICIA prompt corrective action rules is determined on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the each prompt corrective action category.

                                                     ADEQUATELY                                   SIGNIFICANTLY
                           WELL CAPITALIZED          CAPITALIZED         UNDERCAPITALIZED        UNDERCAPITALIZED
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. For information regarding the position of the Company with respect to the FDICIA prompt corrective action rules, see Note 14 to the Notes to Consolidated Financial Statements included under Item 8 hereof.

     STANDARDS FOR SAFETY AND SOUNDNESS. FDICIA requires each federal bank regulatory agency to prescribe, by regulation, safety and soundness standards for institutions under its authority. In 1995, these agencies, including the OTS, released Interagency Guidelines Establishing Standards for Safety and Soundness and published a final rule establishing deadlines for submission and review of safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all the standards adopted in the interagency guidelines and, therefore, does not believe that the implementation of these regulatory standards will materially affect its operations.

     Additionally, the FDICIA required each federal banking agency to establish standards relating to the adequacy of asset and earnings quality. In 1995, the OTS issued guidelines relating to asset and earnings quality. Under these guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management does not believe that the asset quality and earnings standards have a material effect on the Bank.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB System. The FHLB System consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLBs of Indianapolis and Cincinnati, the Bank is required to acquire and hold shares of capital stock in these FHLBs in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of outstanding advances (borrowings) from the FHLBs, whichever is greater. The Bank was in compliance with this requirement at December 31, 2000, with an investment in FHLB stock of $7.265 million.

     The FHLBs serve as reserve or central banks for their member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. They make advances to members in accordance with policies and procedures established by the FHFB and their Boards of Directors. At December 31, 2000, the Bank had $114.400 million of advances outstanding from the FHLB of Indianapolis and $24.351 million of advances outstanding from the FHLB of Cincinnati.

     INSURANCE OF ACCOUNTS. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its accounts by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC sets semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF to 1.25% of estimated insured deposits or to a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance premiums where the assessment rate for well capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment category are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance
takeovers  of  insolvent   thrifts.

Until December 31, 2000, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 2000, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     To qualify as a Qualified Thrift Lender, a savings institution must either satisfy the definition of "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, the value of property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of total assets. Qualified Thrift Investments consist of: (i) loans, equity positions or securities related to domestic, residential real estate or manufactured housing and educational, small business and credit card loans, and (ii) 50% of the dollar amount of residential mortgage loans subject to sale under certain conditions but do not include any intangible assets. Subject to a 20% of portfolio assets limit, however, savings institutions are able to treat as Qualified Thrift Investments 200% of their investments in loans to finance "starter homes" and loans for construction, development or improvement of housing and community service facilities or for financing small businesses in "credit-needy" areas. A savings institution must maintain its status as a Qualified Thrift Lender for nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once and if it fails the Qualified Thrift Lender Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. Upon failure to qualify as a Qualified Thrift Lender for two years, a savings institution must convert to a commercial bank.

     At December 31, 2000, approximately 86.29% of the Bank's assets were invested in Qualified Thrift Investments as currently defined.

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% net transaction accounts on the first $42.8 million, plus 10% of the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2000, the Bank met its reserve requirements.

REGULATION OF THE COMPANY

         GENERAL. The Company is registered as a savings and loan holding company with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

     ACTIVITIES RESTRICTIONS. Because the Company did not become a unitary savings and loan holding company pursuant to an application filed before May 4, 1999, it is subject to the same restrictions on its activities as are placed on multiple savings and loan holding companies and bank holding companies. Accordingly, the Company may not engage in activities other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies.

     RESTRICTIONS ON ACQUISITIONS. No company may acquire control of the Company unless the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the Bank Holding Company Act of 1956 as amended by the G-L-B Act. Financial holding companies may engage in activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, has determined to be financial in nature or incidental to a financial activity or complementary to a financial activity provided that the complementary activity does not pose a risk to safety and soundness. Financial holding companies that were not previously bank holding companies may continue to engage in limited non-financial activities for up to ten years after the effective date of the G-L-B Act (with provision for extension for up to five additional years by the Federal Reserve Board) provided that the financial holding company is predominantly engaged in financial activities.

     Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior written approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

     The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

FEDERAL AND STATE TAXATION

     The Company and its subsidiaries file a consolidated federal income tax return on a calendar year end. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur.

     FEDERAL TAXATION. Thrift institutions are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. However, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in certain real property, and nonqualifying loans, which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

     Legislation that was effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan loss reserve that exceeds the pre-1988 tax loan loss reserve. The Bank will no longer be allowed to use the percentage of taxable income method for tax loan loss provisions, but would be allowed to use the experience method of accounting for bad debts. There will be no future effect on net income from the recapture because the taxes on these bad debts reserves has already been accrued as a deferred tax liability.

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

EMPLOYEES

     As of December 31, 2000, the Company and subsidiaries had approximately 159 full-time and ten part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

EXECUTIVE OFFICERS

                                    AGE AT
NAME                          DECEMBER 31, 2000      PRINCIPAL POSITION
----                          -----------------      ------------------
Harry J. Bailey                      58              President and Chief Executive Officer of the Bank and the
                                                     Company

Grover F. Archer                     60              Senior Vice President - Branch Administration of the Bank

Deborah A. Bell                      48              Senior Vice President - Information Technology of the Bank

Timothy G. Clark                     50              Executive Vice President and Chief Operating Officer of
                                                     the Bank and the Company

Ronald M. Holloway                   51              Senior Vice President - Lending Services of the Bank

Ralph E. Kerwin                      64              Senior Vice President - Deposit  Services of the Bank

Nancy A. Rogers                      58              Senior Vice President - Marketing Services of
                                                     the Bank and Secretary of the Bank and the Company

Richard E. Welling                   55              Senior Vice President - Treasurer of the Bank and the
                                                     Company

Jan F. Wright                        57              Senior Vice President - Business Services of the Bank

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

     GROVER F. ARCHER joined the Bank as Senior Vice President - Branch Administration in January 1999. Prior to joining the Bank he held the position of Area President for one year, as Regional Administrative Manager for six years and Senior Vice President and Director of Retail Banking for six years at National City Bank of Indiana and its predecessor in Anderson, Indiana. Prior to that time Mr. Archer was in senior management positions with Indiana Lawrence Bank in North Manchester, Indiana for 16 years.

     DEBORAH A. BELL was elected as Senior Vice President - Information Technology in May 1998. She has been employed at the Bank since 1976 and most recently served as Vice President and Director of Data Processing since 1991 after serving in that department since July 1985.

     TIMOTHY G. CLARK joined the Bank as Executive Vice President and Chief Operating Officer on September 2, 1997. He was elected Executive Vice President and Chief Operating Officer of the Company on October 23, 2000. He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for 5 years and prior to that held senior management positions with Central National Bank in Greencastle, Indiana for 5 years and Hancock Bank & Trust in Greenfield, Indiana for 13 years.

     RONALD M. HOLLOWAY has been employed by the Bank since 1973 and was elected Senior Vice President and Chief Lending Officer in December 1995. Mr. Holloway previously was responsible for the Bank's loan servicing department.

     RALPH E. KERWIN has been employed by the Bank since 1964 and heads the funds acquisition function as Senior Vice President - Deposit Services.

     NANCY A. ROGERS was elected as Senior Vice President - Marketing Services in March 1995 and was also appointed Secretary of the Company and the Bank in 1998. She has been employed at the Bank since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

     RICHARD E. WELLING, a certified public accountant, joined the Bank as a Senior Vice President on December 1, 1997, and was appointed Treasurer of the Company and the Bank in 1998. Prior to joining the Bank, he was employed as Secretary, Treasurer and Chief Financial Officer of AMBANC Corp. in Vincennes, Indiana, where he had been employed for eleven years.

     JAN F. WRIGHT was elected as Senior Vice President - Business Services at the Bank in January 1998 and prior to that served as Senior Vice President - Branch Operations since March 1995. He previously held the position of Vice President and Director of Loan Origination and Processing and has been employed by the Bank since 1972.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location of the Company's office facilities at December 31, 2000 and certain other information relating to these properties at that date.

                                    YEAR           TOTAL              NET          OWNED/            SQUARE
                                  ACQUIRED      INVESTMENT        BOOK VALUE       LEASED             FEET
                                  --------      ----------        ----------       ------            ------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
  MAIN OFFICE:
  2118 Bundy Avenue
  New Castle, Indiana..........     1958         $   3,639       $    1,181         Owned             20,500

  BRANCH OFFICES:
  1311 Broad Street
  New Castle, Indiana..........     1890             1,398              407         Owned             18,000

  956 North Beechwood Street
  Middletown, Indiana..........     1971               443               95         Owned              5,500

  22 North Jefferson
  Knightstown, Indiana.........     1979               578              195         Owned              3,400

  1810 North State Street
  Greenfield, Indiana..........     1995             1,499            1,060         Owned              5,800

  99 Dan Jones Road
  Avon, Indiana................     1995             1,833            1,459         Owned             12,600

  1754 East 53rd Street
  Anderson, Indiana............     1993               430              272         Owned              1,500

  488 W. Main Street
  Morristown, Indiana..........     1998               456              362         Owned              2,600

  7435 W. U.S. 52
  New Palestine, Indiana.......     1999             1,093            1,017         Owned              3,300

  7200 Blue Ash Road
  Cincinnati, Ohio.............     1992             1,460              567         Owned              9,100

  2894 W. U.S. 22 & 3
  Maineville, Ohio.............     1998               109               28        Leased              3,000

  AMERIANA INSURANCE
  AGENCY, INC. AND TRUST
  DEPARTMENT OF THE BANK
  1908 Bundy Avenue
  New Castle, Indiana..........     1999               584              454         Owned              5,000
                                                 ---------       ----------

        Total..................                  $  13,522       $    7,097
                                                 =========       ==========


     The Bank uses on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 2000, the total net book value of the Company's offices and equipment (including leasehold improvements) was $7.097 million.

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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National Market SM under the symbol "ASBI." As of March 5, 2001, the Company had 3,146,616 shares of Common Stock outstanding and had approximately 2,100 shareholders, including beneficial owners holding shares in nominee or "street" name. The Company began paying quarterly dividends during the 4th quarter of fiscal year 1987. The Company's ability to pay dividends is dependent on dividends received from the Bank. See Note 12 to the Consolidated Financial Statements included under Item 8 for a discussion of the restrictions on the payment of cash dividends by the Company.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National Market SM and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years.

                                       2000                                      1999
                           -----------------------------------       -------------------------------------
                                                     DIVIDENDS                                   DIVIDENDS
QUARTER ENDED:             HIGH     LOW     CLOSE    DECLARED        HIGH    LOW      CLOSE      DECLARED
-------------              ----     ---     -----    ---------       ----    ---      -----      --------
March 31                   $14.50   $  7.56 $  8.50    $0.15         $17.63  $15.50   $17.63      $0.15
June 30                     12.75      9.00    9.87     0.15          16.75   15.25    16.63       0.15
September 30                12.94      9.88   11.00     0.15          17.50   16.38    17.38       0.15
December 31                 13.13     10.50   10.50     0.15          17.13   14.38    17.13       0.15

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)
                                                                          At December 31
Summary of Financial Condition                      2000        1999         1998         1997        1996
-------------------------------------------------------------------------------------------------------------------
   Cash                                         $   14,609  $  14,637    $     7,545  $     5,066  $     4,939
   Loans and mortgage-backed securities            409,295    340,448        286,212      324,386      321,142
   Interest-bearing deposits, investments
      and other interest-earning assets             99,588     98,871         96,662       45,537       54,749
   Other assets                                     33,796     32,393         15,299       15,879       15,925
-------------------------------------------------------------------------------------------------------------------
   Total assets                                 $  557,288  $ 486,349    $   405,718  $   390,868  $   396,755
-------------------------------------------------------------------------------------------------------------------

   Deposits                                     $  367,595  $ 355,759    $   333,989  $   322,217  $   318,705
   Borrowings                                      141,172     82,872         17,551       16,016       26,549
   Other liabilities                                 6,810      7,689          8,829        8,200        7,556
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                               515,577    446,320        360,369      346,433      352,810
-------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                             41,711     40,029         45,349       44,435       43,945
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity   $  557,288  $ 486,349    $   405,718  $   390,868  $   396,755
===================================================================================================================

                                                                    Year Ended December 31
Summary of Earnings                                 2000        1999         1998         1997        1996
-------------------------------------------------------------------------------------------------------------------
   Interest income                              $   37,019  $  29,083    $    28,301  $    29,332  $    28,567
   Interest expense                                 24,728     16,749         15,993       17,345       16,705
-------------------------------------------------------------------------------------------------------------------
   Net interest income                              12,291     12,334         12,308       11,987       11,862
   Provision for loan losses                           417        328            159          242           66
   Other income                                      3,766      3,302          3,429        2,864        2,433
   Other expense                                    10,914     10,509          9,655        8,985       10,520
-------------------------------------------------------------------------------------------------------------------
   Income before taxes                               4,726      4,799          5,923        5,624        3,709
   Income taxes                                      1,164      1,467          2,085        1,992        1,305
-------------------------------------------------------------------------------------------------------------------
   Net income                                   $    3,562  $   3,332    $     3,838  $     3,632  $     2,404
===================================================================================================================
   Basic earnings per share (1)                 $     1.13  $    0.98    $      1.08  $      1.02  $      0.65
   Diluted earnings per share (1)               $     1.13  $    0.98    $      1.06  $      1.01  $      0.65
-------------------------------------------------------------------------------------------------------------------
   Dividends declared per share (1)             $    0.60   $    0.60    $      0.59  $      0.56  $      0.52
-------------------------------------------------------------------------------------------------------------------
   Book value per share (1)                     $   13.26   $   12.72    $     12.92  $     12.49  $     12.14
===================================================================================================================

                                                                     Year Ended December 31
-------------------------------------------------------------------------------------------------------------------
Other Selected Data                                 2000        1999         1998         1997        1996
-------------------------------------------------------------------------------------------------------------------
   Return on average assets                          0.68%       0.77%          0.98%        0.92%        0.62%
   Return on average equity                          8.68        7.60           8.48         8.28         5.39
   Ratio of average equity to average assets         7.84       10.17          11.60        11.06        11.41
   Dividend payout ratio (2)                        53.00%      61.22%         55.66%       55.45%       80.00%
   Number of full-service bank offices                 11          12             11            8            7
-------------------------------------------------------------------------------------------------------------------

(1) Restated to reflect four-for-three stock split declared in 1996 and the eleven-for-ten stock split in 1998.
(2) Based on total dividends per share declared and net income per share for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Ameriana Bancorp (the "Company") was incorporated under Indiana law for the purpose of becoming the holding company for Ameriana Bank and Trust of Indiana ("ABT"). In 1990, the Company acquired all of ABT's common stock in connection with ABT's reorganization into the holding company form of ownership. In 1992, the Company acquired Ameriana Bank of Ohio, F.S.B. ("ABO"). ABO was merged into ABT in October 2000. In 1995, the Company purchased a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits. The Company owns Indiana Title Insurance Company ("ITIC"), which sells title insurance and performs real estate closings. ITIC ceased operations at the close of business on December 31, 2000. The Company also owns Ameriana Insurance Agency, Inc. which operates a general insurance agency in three locations. ABT has a brokerage operation through its wholly owned subsidiary Ameriana Financial Services, Inc., which also owns a partial interest in a life insurance company.

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

     Management believes that interest rate risk, i.e., the sensitivity of income and net asset values to changes in interest rates, is one of the most significant determinants of the Company's ability to generate future earnings. Accordingly, the Company has implemented a long-range plan intended to minimize the effect of changes in interest rates on operations. The asset and liability management policies of the Company are designed to stabilize long-term net interest income by managing the repricing terms, rates and relative amounts of interest-earning assets and interest-bearing liabilities. The Company's portfolio of investments has remained stable without purchases, calls or maturities during 2000 with the balance changing only by amortization of discounts and accretion of premiums between year-end 2000 and year-end 1999. The investments consist of callable agency bonds held to maturity and the total portfolio averages a return of 6.85% at year-end 2000. The Company's portfolio of mortgage-backed securities ("MBS") has decreased $3,164,000 and 21.14% to $11,806,000 at December 31, 2000 from $14,970,000 at December 31, 1999. This is due to normal payoffs offset by a $611,000 purchase in 2000. The MBS portfolio is 34% fixed-rate and 66% adjustable-rate and has an overall yield of 7.55% at year-end 2000.

     The Company's portfolio of loans before deducting undisbursed loan proceeds and deferred loan fees has increased $71,957,000 and 20.95% in 2000 over 1999. Residential loans increased $42,052,000 and 14.79%, commercial mortgage loans and commercial loans increased $25,214,000 and 78.93%, installment loans increased $4,486,000 and 17.45% and loans secured by deposits increased $205,000 and 14.72%. The substantial percentage increase in commercial loans was due to increased purchases of commercial participation loans along with increases in direct commercial real estate loans. The mix of fixed-rate to adjustable-rate and short-term balloon loans was 40% to 60% at year-end 2000, compared to 43% to 57% at year-end 1999 and year-end 1998 being 48% to 52%. The decrease in fixed rate loans was caused by the increases in adjustable-rate residential mortgage loans and commercial loans being more than the increases in all fixed-rate loans. As rates increased during 1999 and 2000, the real estate loan demand decreased and the customers preference changed to the variable rate real estate loans. This preference began to change during the last two months of 2000 when fixed rate 30-year loan rates decreased below 8.00% and 15-year loan rates decreased below 7.50%. Prior to this time in 2000, variable rate loans had been the loan of choice by the customers, and these loans are retained and not sold. The decrease in the fixed rate loan demand and sales to the secondary market resulted in the gain on sales of loans reducing to $103,000 in 2000 from $381,000 in 1999 and $1,055,000 in 1998. Total loan volume for 2000 was
$179,705,000,  $192,155,000  in 1999 and  $195,762,000 in 1998. The Company sold
$9,238,000 of fixed-rate loans in 2000 compared to $23,303,000 in 1999 and $96,259,000 in 1998.

     During the year all types of deposits, except for savings, increased. Demand deposits increased $4,045,000 and 5.62% with the increase being in both NOW and money market rate accounts, while total certificates of deposit increased $11,764,000 and 4.80%, which was due to increases of $16,646,000 in regular certificates offset by a decrease of $4,882,000 in negotiated-rate certificates primarily from local county governmental entities. Savings deposits decreased $3,973,000 and 10.28% due mostly to movement to higher interest-bearing demand deposit rate products. The overall change in deposits was an increase of $11,836,000 and 3.33% at December 31, 2000 compared to December 31, 1999. On December 15, 2000, ABT sold $1,649,000 of demand and savings deposits with the Loveland Branch in Ohio, and a gain of $89,000 was recorded on the sale. ABT purchased over $12 million of deposits in a branch purchase on February 27, 1998, and ABO purchased over $21 million of deposits in a bank purchase on July 1, 1998. These increases in deposits through purchases were maintained and even increased during 1999. To fund the increase in the assets, borrowings from the Federal Home Loan Bank increased $56,240,000 to $138,751,000 at year-end 2000 from $82,511,000 at year-end 1999. This leveraging of the balance sheet helped to counteract the decreasing net interest spread and added to net interest income during the year 2000 and 1999. The Company has notes payable of $2,421,000 at December 31, 2000. The proceeds of the notes with a current balance of $2,150,000 at 8.0% were used to repurchase the Company's stock in 1999. The remainder of the notes payable with balances of $271,000 and $361,000 at December 31, 2000 and 1999, respectively, is 6.0% notes payable and relate to the Cardinal State Bank purchase. The Company continues to experience competitive forces on its deposits from other institutions in the marketplace, but the Company was able to compete with these investing alternatives by providing additional investment choices for its customers through its brokerage and insurance products.

     The Company has continued to increase the level of non-interest-sensitive fee income producing assets. These activities include an equity interest in a life insurance company and ownership of a full-service general lines property and casualty insurance agency and brokerage services.

     As noted above, loans sold decreased during 2000 over 1999 and 1998 and servicing of sold loans as of December 31, 2000 decreased to $144,000,000 from $154,000,000 and $181,000,000 at December 31, 1999 and 1998, respectively. ABO sold $19,572,000 of loan servicing for a gain of $67,000 in May 1999. No sales or purchases of loan servicing were done in 2000 or 1998.

INTEREST SENSITIVITY

     The following table presents the Company's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 2000. This table assumes no prepayments of loans, no early redemption of securities at call dates, no early withdrawals of certificates of deposit and no extension of deposit account sensitivity relating to core deposit stability.

===============================================================================================================================
                                                    (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                6            6                                                             More
                             Months       Months       1 to 3        3 to 5       5 to 10     10 to 20     Than
                             Or Less     To 1 Year      Years        Years         Years       Years     20 Years     Total
Rate Sensitive Assets:
-------------------------------------------------------------------------------------------------------------------------------
   Balloon and
     adjustable-rate
     rate loans (1)            $86,273      $25,475      $33,307       $64,778      $40,591       $   -      $   -    $250,424

   Fixed-rate loans (1)         35,728          233        1,099         2,174        9,427      36,454     38,412     123,527

   Other loans                   8,285          528        6,057        20,407        4,294       2,037          -      41,608

   Mortgage-backed
     securities
       Variable rate             4,942        1,973          618           284            -           -          -       7,817

        Fixed rate                   1            2           39            58        1,997       1,892          -       3,989

   Other investments (2)        11,687          200        1,500             -       27,058      59,143          -      99,588

-------------------------------------------------------------------------------------------------------------------------------

     Total                     146,916       28,411       42,620        87,701       83,367      99,526     38,412     526,953
-------------------------------------------------------------------------------------------------------------------------------
Rate Sensitive Liabilities:
-------------------------------------------------------------------------------------------------------------------------------
   Deposits:

     Certificate accounts       73,689       62,415      112,501         8,043          282           -          -     256,930

      Money market
         deposit accounts       38,339            -            -             -            -           -          -      38,339

      Passbook accounts         34,643            -            -             -            -           -          -      34,643

      NOW accounts              24,756            -            -             -            -           -          -      24,756

-------------------------------------------------------------------------------------------------------------------------------
          Total deposits       171,427       62,415      112,501         8,043          282           -          -     354,668

   Notes payable                 2,150           90          181             -            -           -          -       2,421

   FHLB advances                71,676        1,422       57,953         6,485        1,215           -          -     138,751
-------------------------------------------------------------------------------------------------------------------------------

     Total                     245,253       63,927      170,635        14,528        1,497           -          -     495,840

-------------------------------------------------------------------------------------------------------------------------------

     Asset/liability gap      $(98,337)    $(35,516)   $(128,015)      $73,173      $81,870     $99,526    $38,412    $ 31,113

-------------------------------------------------------------------------------------------------------------------------------
Additional Gap Information:

-------------------------------------------------------------------------------------------------------------------------------
     Gap as a percentage
          of total assets       (17.65)%      (6.37)%     (22.97)%       13.13%       14.69%      17.86%      6.89%       5.58%

     Cumulative gap          $ (98,337)   $(133,853)   $(261,868)    $(188,695)   $(106,825)    $(7,299)   $31,113

     Cumulative gap as
          a percentage of
          total assets          (17.65)%     (24.02)%     (46.99)%      (33.86)%     (19.17)%     (1.31)%     5.58%
===============================================================================================================================

(1) Includes mortgage loans and mortgage-backed securities. Amounts are stated without reductions of $18.070 million for deferred fees, unearned income, undisbursed loan proceeds and allowance for loan losses.
(2) Includes interest-bearing demand deposits, investment securities, and Federal Home Loan Bank stock.

INTEREST RATE RISK

     ABT and ABO (prior to the merger) are subject to interest rate risk to the degree that their interest-bearing liabilities, primarily deposits, mature or reprice at different rates than their interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

     It is important to ABT and ABO (prior to the merger) to manage the relationship between interest rates and the effect on their net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Assets and liabilities are managed within the context of the marketplace, regulatory limitations and within its limits on the amount of change in NPV, which is acceptable given certain interest rate changes.

     The Office of Thrift Supervision ("OTS") issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations, which do not meet either of the filing requirements, are not required to file OTS Schedule CMR, but may do so voluntarily. ABT and ABO (prior to merger) both file Schedule CMR. Under the regulation, associations, which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets on the Thrift Financial Report filed two quarters earlier.

     Presented below, as of December 31, 2000, is an analysis performed by the OTS of ABT's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 2000, 2% of the present value of ABT's (combined ABT and ABO) assets was $10.495 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $13.778 million at December 31, 2000, ABT would have been required to make a $1.642 million deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABT's risk based capital ratio to 12.55% from 13.07% which is still in excess of the required risk-based capital ratio of 8.0%.

-------------------------------------------------------------------------------------------------------------------
                                                                                            NPV as Percent of
                                               Net Portfolio Value                       Present Value of Assets
-------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change        NPV Ratio          Change
-------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)
 +300  bp*                   $21,882               $-21,509                -50%            4.16%         -358 bp
 +200  bp                     29,613                -13,778                -32             5.50          -224 bp
 +100  bp                     37,021                 -6,371                -15             6.73          -101 bp
    0  bp                     43,391                                                       7.74
 -100  bp                     45,075                  1,684                 +4             7.95           +21 bp
 -200  bp                     44,697                  1,305                 +3             7.82            +8 bp
 -300  bp                     45,625                  2,234                 +5             7.90           +17 bp

* basis points

     Presented below, as of December 31, 1999, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999, 2% of the present value of ABO's assets was $1.826 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $5.823 million at December 31, 1999, ABO would have been required to make a $1.999 million capital deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABO's risk-based capital to 10.75% from 14.17% which is still in excess of the required risk-based capital ratio of 8.0%.

-------------------------------------------------------------------------------------------------------------------
                                                                                            NPV as Percent of
                                               Net Portfolio Value                       Present Value of Assets
-------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change        NPV Ratio          Change
-------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)
 +300  bp*                   $-1,154                $-8,875               -115%            1.09%         -772 bp
 +200  bp                      1,898                 -5,823                -75             1.73          -489 bp
 +100  bp                      4,913                 -2,808                -36             4.34          -228 bp
    0  bp                      7,720                                                       6.63
 -100  bp                      9,967                  2,247                +29             8.35          +172 bp
 -200  bp                     10,887                  3,167                +41             8.99          +236 bp
 -300  bp                     11,547                  3,827                +50             9.42          +279 bp

* basis points

     Also presented below, as of December 31, 1999, is an analysis, performed by the OTS, of ABT's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999, 2% of the present value of ABT's assets was $6.477 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $13.689 million at December 31, 1999, ABT would have been required to make a $3.606 million deduction from its total capital available to calculate its risk based capital requirement. This reduction in capital would reduce ABT's risk-based capital ratio to 13.81% from 15.58%, which is still far in excess of the required risk-based capital ratio of 8.0%.

-------------------------------------------------------------------------------------------------------------------
                                                                                            NPV as Percent of
                                               Net Portfolio Value                       Present Value of Assets
-------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change        NPV Ratio          Change
-------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

+300 bp*                     $ 9,544               $-20,773                 -69%            2.80%         -549 bp
+200 bp                       16,628                -13,689                 -45             4.76          -353 bp
+100 bp                       23,691                 -3,659                 -22             6.62          -167 bp
   0 bp                       30,317                                                        8.29
-100 bp                       35,897                  5,580                 +18             9.63          +134 bp
-200 bp                       36,485                  6,168                 +20             9.73          +144 bp
-300 bp                       36,874                  6,557                 +22             9.79          +150 bp

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

YIELDS EARNED AND RATES PAID

     The following tables set forth the weighted average yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities, together with the net yield on interest-earning assets.

                                                                                   Year Ended December 31,
                                                                              ----------------------------------
Weighted Average Yield:                                                       2000          1999         1998
-------------------------------------------------------------------------------------------------------------------
     Loans                                                                     7.91%        7.70%        8.12%
     Mortgage-backed securities                                                6.99         6.25         6.59
     Other interest-earning assets                                             6.85         6.41         6.08
     All interest-earning assets                                               7.67         7.32         7.64
Weighted Average Cost:
-------------------------------------------------------------------------------------------------------------------
     Deposits                                                                  5.02         4.58         4.88
     Federal Home Loan Bank advances                                           6.73         5.41         5.88
     Notes payable                                                             8.30         6.00         6.00
     All interest-bearing liabilities                                          5.44         4.65         4.91
-------------------------------------------------------------------------------------------------------------------
Interest Rate Spread (spread between weighted average yield on all
     interest-earning assets and all interest-bearing liabilities)             2.23         2.67         2.73
-------------------------------------------------------------------------------------------------------------------
Net Yield (net interest income as a percentage of average
     interest-earning assets)                                                  2.55         3.10         3.32

                                                                                       At December 31,
                                                                                       --------------
Weighted Average Interest Rates:                                              2000          1999         1998
-------------------------------------------------------------------------------------------------------------------
     Loans                                                                     8.16%        7.70%        7.88%
     Mortgage-backed securities                                                7.55         7.07         7.46
     Other interest-earning assets                                             6.94         6.75         5.72
     Total interest-earning assets                                             7.91         7.49         7.36
     Deposits                                                                  5.25         4.71         4.71
     Federal Home Loan Bank advances                                           6.54         5.49         5.34
     Notes payable                                                             8.67         6.00         6.00
     Total interest-bearing liabilities                                        5.63         4.86         4.74
     Interest rate spread                                                      2.28         2.63         2.62
-------------------------------------------------------------------------------------------------------------------

RATE/VOLUME ANALYSIS

     The following table sets forth certain information regarding changes in interest income, interest expense and net interest income of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). No material amounts of loan fees or out-of-period interest is included in the table. Dollars are in thousands.

                                                                  Year Ended December 31
                                                  2000     vs.     1999            1999      vs.     1998
-------------------------------------------------------------------------------------------------------------------
                                                   Increase (Decrease)             Increase (Decrease)
                                                   Due to Changes in               Due to Changes in
-------------------------------------------------------------------------------------------------------------------
                                                                      Net                              Net
                                               Volume      Rate     Change      Volume      Rate      Change
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and mortgage-backed securities        $ 6,680   $   806   $ 7,486       $  (350)  $(1,047) $ (1,373)
   Other interest-earning assets                     4       446       450         1,952       227     2,179
-------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets               $ 6,684   $ 1,252   $ 7,936       $ 1,602   $  (820) $    782
-------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits                                    $   658   $ 1,485   $ 2,143       $   876   $  (947) $    (71)
   FHLB advances and notes payable               5,358       478     5,836           889       (62)      827
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities          $ 6,016   $ 1,963   $ 7,979       $ 1,765   $(1,009) $    756
-------------------------------------------------------------------------------------------------------------------
   Change in net interest income               $   668   $  (711)  $   (43)      $  (163)  $   189  $     26
===================================================================================================================

RESULTS OF OPERATIONS

     NET INCOME. The Company's net income increased $230,000 and 6.90%, to $3,562,000 ($1.13 basic and diluted earnings per share) for the year ended December 31, 2000 compared to $3,332,000 ($.98 basic and diluted earnings per share) for the year ended December 31, 1999. The improvement in year 2000 income was primarily due to an increase in other income and lower tax expense both of which were attributable in large part to an increase in the cash surrender value of the Company-owned life insurance policies. Net income for the year ended December 31, 1999 had declined $506,000 and 13.18%, from $3,838,000 ($1.08 basic and $1.06 diluted earnings per share) in the prior year due to lower net interest income after provision and other income and increased other expense.

     NET INTEREST INCOME. Net interest income was essentially even between 2000 and 1999, declining by $43,000. Although interest income increased by $7,936,000 and 27.29%, interest expense increased by a greater amount, $7,979,000 and 47.64%. The increase in interest income and interest expense were driven primarily by growth in the volumes of interest-earning assets and interest-bearing liabilities, respectively, as the Company has sought to better leverage its balance sheet. Also contributing to the greater increase in interest expense was the higher average cost of interest-bearing liabilities, which jumped 79 basis points while the average yield on interest-earning assets increased by only 35 basis points. As a result of the greater increase in average costs, the Company's net interest spread narrowed to 2.23% in 2000 from 2.67% for 1999. Slower growth in interest-earning assets and the narrowing of the spread is also reflected in the Company's net interest margin, which declined to 2.55% in 2000 from 3.10% in 1999.

     The Company's average portfolio balance of loans increased 31.71% to $371,349,000 for the year 2000, from $281,943,000 for the year 1999. This average portfolio had increased 1.70% for the year 1999 over the $277,233,000 average for the year 1998. The ending balance of loans was $398,775,000, $326,804,000 and $263,097,000 for 2000, 1999 and 1998, respectively. Loan originations and purchases were down 6.48% to $179,705,000 in 2000 compared with $192,155,000 in 1999 and were down 1.84% in 1999 compared with $195,762,000 in
1998. Sold loans, which are all fixed rate loans, were also down 60.36% to $9,238,000 in 2000 compared to $23,303,000 in 1999 and were down 75.79% in 1999 compared to $96,259,000 in 1998. Net loans (loans originated or purchased less loans sold) increased only 3.2% in 2000 after increasing 61.23% in 1999 over 1998. The loan portfolio grew in 2000 because more of the loans were commercial and variable rate mortgage loans which are retained as compared to 1998 and 1999 loans being more refinanced fixed-rate consumer loans which are sold. Purchased loans decreased in 2000 to $48,495,000 from $60,355,000 in 1999 after being up substantially from $6,438,000 in 1998.

     The Company's average portfolio balance of mortgage-backed securities decreased 24.68% to $13,016,000 for the year 2000 from $17,280,000 for the year 1999. This average portfolio had decreased 31.53% for the year 1999 from the $25,236,000 average for the year 1998. The ending balance of mortgage-backed securities was $11,806,000, $14,970,000 and $20,217,000 for 2000, 1999 and 1998,
respectively. Purchases were $611,000 in 2000 and were 30 year fixed-rate mortgage-backed securities designed to meet requirements of the Community Reinvestment Act. No purchases were made in 1999 and 1998 as rates were not advantageous for long-term investments.

     The average short-term investments and other interest-earning assets were $98,410,000, 98,345,000 and $67,716,000 for 2000, 1999 and 1998, respectively.
The increase in 1999 was due to investment of excess cash early during the year, and the balance remained consistent during the remainder of 1999 and 2000.

     Average interest-earning assets increased $85,207,000 or 21.43% to $482,775,000 in 2000 from $397,568,000 in 1999. The 2000 increase was in average
loans   while   average    mortgage-back    securities   decreased
and other interest-earning assets remained the same. Average interest-earning assets increased $27,383,000 or 7.40% in 1999 over $370,185,000 in 1998. The
1999 increase was in average loans, investment securities and interest-bearing time deposits while mortgage-backed securities decreased. The average yield on the Company's total interest-earning assets was 7.67% in 2000, 7.32% in 1999 and 7.64% in 1998. Total interest income was $37,019,000, $29,083,000 and
$28,301,000 for 2000, 1999 and 1998,  respectively.  The $7,936,000  increase in interest income in 2000 were increases of $6,684,000 related to volume increases and $1,252,000 related to rate increases while the $782,000 increase in interest income in 1999 were increases of $1,602,000 related to volume increases reduced by $820,000 due to rate decreases.

     Average interest-bearing liabilities increased $94,372,000 or 26.20% to $454,638,000 in 2000 from $360,266,000 in 1999. The increase was composed of average interest-bearing deposits increasing $13,959,000 and 4.21%, average borrowings from the Federal Home Loan Banks increasing $78,255,000 and 275.53% and notes payable increasing $2,158,000. Average interest-bearing liabilities increased $34,846,000 or 10.71% to $360,266,000 in 1999 from $325,420,000 in
1998. The 1999 increase was composed of average interest-bearing deposits increasing $18,525,000 and 5.92%, average Federal Home Loan Bank advances increasing $16,395,000 and 2.37% and notes payable decreasing $74,000. Total interest expense was $24,728,000, $16,749,000 and $15,993,000 for 2000, 1999 and
1998, respectively. The $7,979,000 increase of interest expense in 2000 was due to volume increases of $6,016,000 and rate increases of $1,963,000 while the $756,000 increase of interest expense in 1999 was due to volume increases of $1,765,000 and rate decreases of $1,009,000.

     The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, was 2.23% in 2000, 2.67% in 1999 and 2.73% in 1998. The net yield, which is interest income as percent of average earning assets, was 2.55% in 2000, 3.10% in 1999 and 3.32% in 1998.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $417,000 in 2000, $328,000 in 1999 and $159,000 in 1998. The provision is the amount that is added to the allowance for loan losses for future charge-offs. The allowance for loan losses was .37% of loans at December 31, 2000 and .47% of loans at December 31, 1999, and represents management's best estimate of expected charge-offs in the loan portfolio. Net loan charge-offs have historically been less than the annual provision for loan losses and were $462,000, $78,000 and $138,000 for the years 2000, 1999 and 1998, respectively. Non-performing assets (e.g. real estate owned, non-accrual loans and loans 90 days or more past due) were  $1,673,000,  $1,196,000  and  $881,000  at
December 31, 2000, 1999 and 1998, respectively. The 1999 provision includes $172,000 for a non-performing loan that was acquired in the Cardinal State Bank purchase. This loan was written-off during the first quarter of 2000. If this loan is deleted from the 2000 net charge-offs, the 2000 provision of $417,000 exceeds the $290,000 of charged-offs by $127,000. The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company's lending area and loan growth or reduction during each year.

     OTHER INCOME.  Other income was  $3,766,000,  $3,302,000 and $3,429,000 for
2000, 1999 and 1998, respectively. The 2000 gain on sales of loans and servicing rights of $103,000 was significantly lower than $381,000 in 1999 and $1,055,000 in 1998. These changes reflect the lower demand for fixed rate real estate loans in 2000 and 1999 and the sale of these loans to the secondary market. The 1999 amount included $67,000 from the sale of servicing rights and 2000 and 1998 included no gain on sales of servicing rights. The net loan servicing fees of $293,000, $266,000 and $191,000 for the years 2000, 1999 and 1998, respectively, have increased in the reverse of gain on sales of loans and reflect the retention and increase of average loans serviced. Operating losses associated with the limited partnership amounted to $142,000 in 2000, $245,000 in 1999 and $154,000 in 1998. Brokerage and insurance commissions have decreased slightly each of the last three years with $1,056,000 in 2000, $1,199,000 in 1999 and $1,268,000 in 1998. ABT invested in life insurance on employees and directors, with a balance or cash surrender value of $17,089,000 and $16,118,000 at December 31, 2000 and 1999, respectively. The majority of the policies were purchased during 1999, and accordingly the nontaxable increase in cash surrender value of life insurance was $972,000 in 2000, $447,000 in 1999 and $16,000 in 1998. The 2000 income includes an adjustment of $197,000 related to the value of insurance policies on two retired employees. These policies earned $16,000 of the nontaxable cash surrender value increase in life insurance for 1999 and 1998.

     OTHER EXPENSE. Operating expenses were $10,914,000, $10,509,000 and $9,655,000 for 2000, 1999 and 1998, respectively. The increases in 2000 and 1999 were due to normal increases and to additional expense of operating a new trust department, commercial loan department and a new branch that ABT opened during December 1999. The 1999 expenses also included additional costs related to the Year 2000 compliance. The conversion of both banks to the same mainframe system had provided for a reduction of data processing expense during 1999.

This reduction was offset in 2000 by improvements made in data processing and the initial expense of implementing check imaging. Data processing expense and other expenses in 2000 include some additional costs related to the merger of the two banks during the year. The merger of the banks is expected to reduce expenses in future years.

     INCOME TAX EXPENSE. Income tax expense was $1,164,000 in 2000, $1,467,000 in 1999 and $2085,000 in 1998. The effective tax rate decreased to 24.6% in 2000 from 30.6% in 1999 and 35.2% in 1998. The decrease in tax expense in 2000 and 1999 is due to lower pretax income each year and to a lower effective tax rate due to the nontaxable insurance income and to lower state income taxes due to change in state law. See note 10 to the consolidated financial statements for detail of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Institutions are required by regulation to maintain liquidity ratios at certain minimum levels. The regulations specify the types of assets that qualify for liquidity, which generally include cash, federal funds sold, certificates of deposit and qualifying types of United States Treasury and agency securities and other investments not pledged as collateral. Such investments serve as a source of funds upon which the Institutions may rely to meet deposit withdrawals and other short-term needs. The required level of such liquidity is calculated on a "liquidity base" consisting of net withdrawable accounts plus borrowings due within one year or less. Presently, ABT is required to maintain liquid assets as described above of at least 4% of its liquidity base. The liquidity ratio for ABT was 16.65% at December 31, 2000, 18.71% at December 31, 1999 and 29.4% at
December 31, 1998. ABT and ABO (prior to the merger) have exceeded their monthly average liquidity requirement for all periods presented.

     Historically, funds provided by operations, loan principal repayments and new deposits have been the Company's principal sources of liquid funds. In addition, the Company has the ability to obtain funds through the sale of new mortgage loans and through borrowings from the Federal Home Loan Bank system. At December 31, 2000, the Company's commitments for loans in process totaled $5,379,000. Management believes that the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs. A portion of these commitments is for fixed-rate mortgage loans, which will be sold immediately into the secondary market.

     On November 23, 1998, the Board of Directors declared an eleven-for-ten stock split effected in the form of a dividend on common stock outstanding at the close of business on December 18, 1998. This stock split was payable on January 4, 1999, and all per share information in this report has been restated to reflect this split.

     An amendment of the 1996 Stock Option Plan, which provides for the granting of incentive and non-qualified stock options, was approved by the shareholders in April 1998 and extended the plan's term to ten years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. Options for 825 shares in 2000, 9,235 shares in 1999 and 29,768 shares in 1998 were exercised. See note 11 to the consolidated financial statements for option activity and the pro forma effect on net income.

     In April 1999, the Company's Board of Directors approved an additional one-year and $5,000,000 for a stock repurchase program. The stock repurchase program, which began in July 1998, was a one-year repurchase program of $5,000,000 to acquire up to 10% of the Company's outstanding common stock. The Company repurchased 374,130 shares in 1999 and 201,388 shares in 1998 at an aggregate cost of $6,747,000 and $3,358,000, respectively. In addition, the Company retired 173 shares at a cost of $3,000 for fractional shares created by the 1998 stock split.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related data presented in this report have been prepared in accordance with generally accepted accounting principles. This requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation.

     Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or at the same rate as changes in the prices of goods and services, which are directly affected by inflation, although interest rates may fluctuate in response to perceived changes in the rate of inflation.

CURRENT ACCOUNTING ISSUES

     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and becomes effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 was issued to require the recording of derivatives on the balance sheet at their fair value. SFAS No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative. If certain conditions are met a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency-denominated forecasted transaction. This new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge. The Company does not currently nor does it expect to have derivative instruments or hedge transactions. If these instruments or activities are undertaken in the future, they will be accounted for in accordance with SFAS No. 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     Reference is made to discussions captioned "Interest Sensitivity" and "Interest Rate Risk" in Item 7 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Report of Independent Auditors                                               60

Consolidated Statements of Condition at December 31, 2000 and 1999           61

Consolidated Statements of Income for Each of the Three Years
     in the Period Ended December 31, 2000                                   62

Consolidated Statements of Shareholders' Equity for Each of the
     Three Years in the Period Ended December 31, 2000                       63

Consolidated Statements of Cash Flows for Each of the Three Years
     in the Period Ended December 31, 2000                                   64

Notes to Consolidated Financial Statements                                   65

                         Report of Independent Auditors


To the Shareholders and
Board of Directors
Ameriana Bancorp
New Castle, Indiana


     We have audited the accompanying consolidated statements of condition of Ameriana Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Ameriana Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


/s/ Olive LLP

Indianapolis, Indiana
February 7, 2001

                        Ameriana Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      2000                 1999
----------------------------------------------------------------------------------------------------------------------------
   Cash on hand and in other institutions                                               $  14,609             $  14,637
   Interest-bearing demand deposits                                                         4,422                 5,296
   Interest-bearing time deposits                                                              --                 1,499
   Investment securities held to maturity (fair value of $86,152 and $81,481)              87,901                87,735
   Mortgage-backed securities held to maturity (fair value of $11,711 and
     $14,787)                                                                              11,806                14,970
   Mortgage loans held for sale                                                               203                   207
   Loans, net of allowance for loan losses of $1,489 and $1,534                           397,286               325,270
   Real estate owned                                                                          125                    --
   Premises and equipment                                                                   7,097                 7,117
   Stock in Federal Home Loan Bank                                                          7,265                 4,341
   Mortgage servicing rights                                                                  847                   910
   Investments in unconsolidated affiliates                                                 1,037                 1,179
   Intangible assets                                                                        1,670                 1,852
   Cash surrender value of life insurance                                                  17,089                16,118
   Other assets                                                                             5,931                 5,218
----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                    $557,288              $486,349
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
   Liabilities
     Deposits
       Noninterest-bearing                                                              $  12,927             $  16,308
       Interest-bearing                                                                   354,668               339,451
----------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                   367,595               355,759
     Advances from Federal Home Loan Bank                                                 138,751                82,511
     Notes payable                                                                          2,421                   361
     Drafts payable                                                                         3,039                 3,901
     Advances by borrowers for taxes and insurance                                            939                   823
     Other liabilities                                                                      2,832                 2,965
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                515,577               446,320
----------------------------------------------------------------------------------------------------------------------------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock  (5,000,000  shares  authorized;  none issued)
     Common stock ($1.00 par value; authorized 15,000,000 shares;
       issued shares: 2000--3,146,616 and 1999--3,145,791)                                  3,147                 3,146
     Additional paid-in capital                                                               499                   492
     Retained earnings--substantially restricted                                           38,065                36,391
----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                        41,711                40,029
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                      $557,288              $486,349
============================================================================================================================


See accompanying notes.

                                             Ameriana Bancorp and Subsidiaries
                                             Consolidated Statements of Income
                                             (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                         2000               1999               1998
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on loans                                                     $29,359             $21,703           $22,517
   Interest on mortgage-backed securities                                    910               1,080             1,663
   Interest on investment securities                                       6,055               5,107             2,589
   Other interest and dividend income                                        695               1,193             1,532
----------------------------------------------------------------------------------------------------------------------------
         Total interest income                                            37,019              29,083            28,301
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                                   17,337              15,194            15,265
   Interest on borrowings                                                  7,391               1,555               728
----------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                           24,728              16,749            15,993
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                       12,291              12,334            12,308
   Provision for loan losses                                                 417                 328               159
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       11,874              12,006            12,149
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
   Net loan servicing fees                                                   293                 266               191
   Other fees and service charges                                          1,194               1,067               911
   Brokerage and insurance commissions                                     1,056               1,199             1,268
   Net loss on investments in unconsolidated affiliates                     (101)               (192)             (154)
   Gains on sales of loans and servicing rights                              103                 381             1,055
   Increase in cash surrender value of life insurance                        972                 447                16
   Other                                                                     249                 134               142
----------------------------------------------------------------------------------------------------------------------------
         Total other income                                                3,766               3,302             3,429
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
   Salaries and employee benefits                                          6,613               6,052             5,248
   Net occupancy expense                                                   1,541               1,465             1,367
   Federal insurance premium                                                  74                 182               194
   Data processing expense                                                   308                 275               389
   Printing and office supplies                                              290                 346               339
   Other                                                                   2,088               2,189             2,118
----------------------------------------------------------------------------------------------------------------------------
         Total other expense                                              10,914              10,509             9,655
----------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                 4,726               4,799             5,923
   Income taxes                                                            1,164               1,467             2,085
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $  3,562            $  3,332          $  3,838
============================================================================================================================
BASIC EARNINGS PER SHARE                                                $   1.13            $    .98          $   1.08
============================================================================================================================
DILUTED EARNINGS PER SHARE                                              $   1.13            $    .98          $   1.06
============================================================================================================================
DIVIDENDS DECLARED PER SHARE                                            $    .60            $    .60          $    .59
============================================================================================================================

See accompanying notes.

                        Ameriana Bancorp and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)

----------------------------------------------------------------------------------------------------------------------------
                                                                        Additional
                                                         Common           Paid-in           Retained
                                                         Stock            Capital           Earnings            Total
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                $3,233            $7,572           $33,630             $44,435
Net income                                                    --                --             3,838               3,838
Dividends declared                                            --                --            (2,083)             (2,083)
Eleven-for-ten stock split                                   319                --              (319)                 --
Payment for fractional shares in connection with
   eleven-for-ten stock split                                 --                --                (3)                 (3)
Purchase of common stock                                    (183)           (3,175)               --              (3,358)
Stock issued in purchase of subsidiary                       115             2,026                --               2,141
Exercise of stock options                                     27               352                --                 379
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               3,511             6,775            35,063              45,349
Net income                                                    --                --             3,332               3,332
Dividends declared                                            --                --            (2,004)             (2,004)
Purchase of common stock                                    (374)           (6,373)               --              (6,747)
Exercise of stock options                                      9                90                --                  99
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               3,146               492            36,391              40,029
Net income                                                    --                --             3,562               3,562
Dividends declared                                            --                --            (1,888)             (1,888)
Exercise of stock options                                      1                 7                --                   8
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                              $3,147          $    499           $38,065             $41,711
============================================================================================================================



See accompanying notes.

                        Ameriana Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                                                                2000             1999             1998
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                  $  3,562        $  3,332          $  3,838
   Adjustments to reconcile net income to net cash provided by operating activities
     Provision for losses on loans and real estate owned                            417             349               191
     Depreciation and amortization                                                  677             574               696
     Equity in loss of limited partnership                                          142             245               154
     Mortgage servicing rights amortization                                         107             191               222
     Goodwill amortization                                                          182             190               149
     Deferred income taxes                                                          (79)             76               177
     (Gains) losses on sales of real estate owned                                    28               5               (28)
     Increase in cash surrender value                                              (972)           (447)              (16)
     Mortgage loans originated for sale                                          (9,238)        (23,303)          (96,259)
     Proceeds from sale of mortgage loans                                         9,298          27,411            93,862
     Gains on sale of loans and servicing rights                                   (103)           (381)           (1,055)
     Gain on sale of branch                                                         (89)             --                --
     Decrease  in other assets                                                     (714)           (885)             (172)
     Increase (decrease) in drafts payable                                         (862)           (452)              128
     Increase (decrease) in other liabilities                                        61            (702)              (64)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                2,417           6,203             1,823
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net change in interest-bearing time deposits                                   1,499           1,988            (3,487)
   Purchase of investment securities held to maturity                                --         (43,061)          (82,193)
   Proceeds from maturity of securities held to maturity                             --              --             5,000
   Proceeds from calls of securities held to maturity                                --           6,993            60,985
   Principal collected on mortgage-backed securities held to maturity             3,720           5,151             9,629
   Purchase of mortgage-backed securities                                          (606)             --                --
   Net change in loans                                                          (72,769)        (63,884)           45,177
   Proceeds from sales of mortgage servicing rights                                  --             247                --
   Proceeds from sales of real estate owned                                         183             139               245
   Net purchases of premises and equipment                                         (636)         (1,587)             (213)
   Cash received in acquisitions                                                     --              --            19,607
   Cash paid in sale of branch                                                   (1,527)             --                --
   Premiums paid on life insurance                                                   --         (15,461)               --
   Purchase of Federal Home Loan Bank stock                                      (2,924)           (754)             (176)
   Other investing activities                                                      (165)             29                34
------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by investing activities                        (73,225)       (110,200)           54,608
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net change in demand and passbook deposits                                     1,722           4,718            17,892
   Net change in certificates of deposit                                         11,764          17,052           (40,014)
   Advances from Federal Home Loan Bank                                         327,100          88,000             9,000
   Repayment of Federal Home Loan Bank advances                                (270,860)        (22,590)           (7,915)
   Proceeds from notes payable                                                    2,500              --                --
   Repayment of notes payable                                                      (440)            (90)               --
   Proceeds from exercise of stock options                                            8              99               379
   Purchase of common stock                                                          --          (6,747)           (3,358)
   Cash dividends paid                                                           (1,888)         (2,063)           (2,070)
   Payment for fractional shares                                                     --              --                (3)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                        69,906          78,379           (26,089)
------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (902)        (25,618)           30,342
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   19,933          45,551            15,209
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $19,031         $19,933           $45,551
==============================================================================================================================


See accompanying notes.

                        Ameriana Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
             (table dollar amounts in thousands, except share data)


1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the "Company") and its wholly owned subsidiaries: Ameriana Bank and Trust of Indiana ("ABT"), Ameriana Financial Services, Inc., Indiana Title Insurance Company ("ITIC") and Ameriana Insurance Agency, Inc. A previously separate subsidiary, Ameriana Bank of Ohio, FSB ("ABO"), was merged into ABT in October, 2000. ITIC ceased operations at the close of business on December 31, 2000. All significant intercompany accounts and transactions have been eliminated.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     The Company is a thrift holding company whose principal activity is the ownership and management of the ABT and other subsidiaries. The Company provides various banking services and engages in loan servicing activities for investors and operates in a single significant business segment. ABT is subject to the regulation of the Office of Thrift Supervision ("OTS"). The Company's gross revenues are substantially earned from the various banking services provided by ABT. The Company also earns brokerage and insurance commissions from the services provided by the other subsidiaries.
     In December 2000, the Company approved the conversion of ABT to an Indiana chartered savings bank, which will be subject to the regulations of the Indiana Department of Financial Institutions and the Federal Deposit Insurance
Corporation. The conversion is subject to approval of various regulatory agencies and should be completed during the second quarter of 2001.
     ABT generates loans and receives deposits from customers located primarily in east central Indiana and southwestern Ohio. Loans are generally secured by specific items of collateral including real property and consumer assets. The Company has sold various loans to investors while retaining the servicing rights.
     Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and in other institutions and interest-bearing demand deposits.
     Investment Securities: Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.
     Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.
     Stock in Federal Home Loan Bank: Stock in the Federal Home Loan Bank ("FHLB") is stated at cost and the amount of stock the Company is required to own is determined by regulation.
     Mortgage-Backed Securities: Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Mortgage-backed securities are acquired and held for investment purposes and, accordingly, are stated at cost adjusted for amortization of premiums and accretion of discounts, both computed by methods which produce a level yield. The Company has the positive intent and ability to hold these securities to maturity.
     Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at the lower of aggregate cost or market. Net unrealized losses are recognized through a valuation allowance by charges to income.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     Loans: Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest)
according  to  the  contractual  terms  of the  loan  agreement.  Payments  with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Company considers its investment in one-to-four family residential loans and installment loans to be homogeneous and therefore excluded from separate identification of evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.
     Real Estate Owned: Real estate owned arises from loan foreclosure or deed in lieu of foreclosure and is carried at the lower of cost (the unpaid balance at the date of acquisition plus foreclosure and other related costs) or fair value. Subsequent to acquisition, an allowance is recorded for any excess of carrying value over fair value minus estimated selling costs. Costs of improvements made to facilitate sales are capitalized; costs of holding the property are charged to expense.
     Allowance for Loan Losses: The allowance for loan losses is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio including consideration of past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, the probability of collecting all amounts due, and other relevant factors. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The allowance is increased by provisions for loan losses charged against income.
     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2000, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.
     Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.
     Intangible Assets: Intangible assets are being amortized on an accelerated or straight-line basis not exceeding a period of up to 15 years. Such assets are periodically evaluated as to the recoverability of their carrying value.
     Earnings per Share: Earnings per share is computed by dividing net income by the weighted-average number of common and potential common shares outstanding during each year.
     Stock Split: On November 23, 1998, the Board of Directors declared an eleven-for-ten stock split effected in the form of a dividend under which every ten shares of the Company's common stock outstanding of the close of business on December 18, 1998 were converted into eleven shares of common stock. No fractional shares were issued; cash in lieu of fractional shares was paid to shareholders. Per share and shares outstanding and stock option plan data for all periods presented have been adjusted to give effect to the split.
     Mortgage Servicing Rights: Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     Stock Options: Stock options are generally granted for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for these stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.
     Income Taxes: Income tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and its subsidiaries file consolidated tax returns. The parent company and subsidiaries are charged or given credit for income taxes as though separate returns were filed.

2.   ACQUISITIONS

     On July 1, 1998, the Company completed the purchase of Cardinal State Bank ("Cardinal"), Maineville, Ohio, and merged Cardinal into ABO. The transaction was recorded under the purchase method of accounting. The Company paid $1,122,000 in cash including expenses, and issued 126,451 shares of common stock and $451,000 of promissory notes for a total purchase price of $3,714,000. The Cardinal acquisition included $14,380,000 of loans, $9,384,000 of cash and cash equivalents and $21,521,000 of deposits. The Company recorded intangible assets totaling $1,351,000 related to the transaction.
     On February 27, 1998, the Company completed the purchase of deposits and branch facility in Morristown, Indiana, from National City Bank of Indiana. The transaction was recorded under the purchase method of accounting. The Morristown acquisition included assets and liabilities of $12,394,000, including cash of $11,346,000, and deposits of $12,388,000. Intangible assets of $684,000 were recorded.
     The results of operations of Cardinal and the Morristown branch have been included since their acquisition date. Intangible assets are being amortized over their estimated useful lives.

3.   INVESTMENT SECURITIES

     Investment securities held to maturity at December 31, 2000, included federal agencies at an amortized cost of $87,901,000 with a fair value of approximately $86,152,000 and gross unrealized gains and (losses) of $9,000 and $(1,758,000), respectively. Investment securities held to maturity at December 31, 1999, included federal agencies at an amortized cost of $87,735,000 with a fair value of approximately $81,481,000 and gross unrealized (losses) of $(6,254,000).
     The amortized cost and fair value of securities held to maturity at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

---------------------------------------------------------------------------------------------
                                                           Amortized            Fair
                                                             Cost              Value
--------------------------------------------------------------------------------------------
Maturity Distribution at December 31, 2000
   Due within one year                                     $      200         $     200
   Due in one through five years                                1,500             1,500
   Due after five through ten years                            27,046            26,840
   Due after ten years                                         59,155            57,612
--------------------------------------------------------------------------------------------
                                                              $87,901           $86,152
============================================================================================

     Investment securities with a total amortized cost of $41,554,000 and $54,418,000 were pledged at December 31, 2000 and 1999, to secure FHLB advances.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


4.   LOANS AND MORTGAGE-BACKED SECURITIES

         Loans receivable consist of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                           2000                1999
----------------------------------------------------------------------------------------------------------------------------
Residential mortgage loans                                                                $326,403             $284,351
Commercial mortgage loans                                                                   48,393               30,734
Installment loans                                                                           30,198               25,712
Commercial loans                                                                             8,764                1,209
Loans secured by deposits                                                                    1,598                1,393
----------------------------------------------------------------------------------------------------------------------------
                                                                                           415,356              343,399
----------------------------------------------------------------------------------------------------------------------------
Deduct
----------------------------------------------------------------------------------------------------------------------------
   Undisbursed loan proceeds                                                                16,724               16,723
   Deferred loan costs, net                                                                   (143)                (128)
   Allowance for loan losses                                                                 1,489                1,534
----------------------------------------------------------------------------------------------------------------------------
                                                                                            18,070               18,129
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $397,286             $325,270
============================================================================================================================

         Loans being serviced for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, by the Company totaled approximately $144,000,000, $154,000,000 and $181,000,000 as of December
31, 2000, 1999 and 1998, respectively. Such loans are not reflected in the preceding table.
         The aggregate fair value of capitalized mortgage servicing rights at December 31, 2000 and 1999 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2000 and 1999.

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2000             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights
   Balance at beginning of year                                              $   910           $1,076          $   526
   Servicing rights capitalized                                                   44              180              691
   Servicing rights acquired in acquisition                                       --               --               81
   Servicing rights sold                                                          --             (155)              --
   Amortization of servicing rights                                             (107)            (191)            (222)
----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                     $  847          $   910           $1,076
============================================================================================================================


Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


         At December 31, 2000 and 1999, the Company had outstanding commitments to originate loans of approximately $5,379,000 and $22,389,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing loans or fixed-rate mortgage loans with rates locked in at the time of loan commitment. The majority of the fixed-rate loans are sold at the time the rates are locked. In addition, the Company had $19,842,000 and
$18,405,000, respectively, of conditional commitments for lines of credit receivables. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated statements of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.
         The fair value of mortgage-backed securities at December 31, 2000 and 1999, was $11,711,000 and $14,787,000, respectively. Gross unrealized gains and (losses) on mortgage-backed securities at December 31, 2000 and 1999, were $44,000 and $(139,000), and $29,000 and $(212,000), respectively.
Mortgage-backed securities with a total amortized cost of $2,981,000 and $7,119,000, were pledged at December 31, 2000 and 1999, to secure FHLB advances.

5.       ALLOWANCE FOR LOSSES

         Changes to the allowances for losses on loans and real estate owned are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2000               1999            1998
----------------------------------------------------------------------------------------------------------------------------
Loans
   Balance at beginning of year                                                $1,534            $1,284           $1,163
   Provision for losses                                                           417               328              159
   Increase from acquisition                                                       --                --              100
   Net charge-offs
     Charge-offs                                                                 (488)              (98)            (165)
     Recoveries                                                                    26                20               27
----------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                                             (462)              (78)            (138)
----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                      $1,489            $1,534           $1,284
============================================================================================================================

Real estate owned
   Balance at beginning of year                                               $    --          $     32           $   --
   Provision for losses                                                            --                22               32
   Net charge-offs
     Charge-offs                                                                   --               (54)              --
     Recoveries                                                                    --                --               --
----------------------------------------------------------------------------------------------------------------------------
     Net charge-offs                                                               --               (54)              --
----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                     $    --            $   --          $    32
============================================================================================================================

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


6.       PREMISES AND EQUIPMENT

         Premises and equipment consists of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                              2000              1999
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                          $1,398             $1,373
Land improvements                                                                                513                527
Office buildings                                                                               7,157              6,936
Furniture and equipment                                                                        4,384              4,218
Automobiles                                                                                       70                112
----------------------------------------------------------------------------------------------------------------------------
                                                                                              13,522             13,166
Less accumulated depreciation                                                                  6,425              6,049
----------------------------------------------------------------------------------------------------------------------------
                                                                                              $7,097             $7,117
============================================================================================================================

7.       INVESTMENTS IN UNCONSOLIDATED AFFILIATES

         Investments in unconsolidated affiliates include an investment in a limited partnership of $584,000 and $726,000 at December 31, 2000 and 1999. This investment represents a 5.1% equity in the partnership, which was organized to acquire and manage real estate investments. Total cash contributed was $1,459,000 in 1995. The Company recorded a net loss of $142,000, $245,000 and $154,000 for 2000, 1999 and 1998 on its investment, and low income housing tax credits of $213,000, $206,000 and $212,000. Available financial statements for the partnership as of December 31, 2000 and 1999, reported total assets of
$12,427,000  and   $15,740,000;   total  partners'  equity  of  $10,062,000  and
$12,412,000 and for each of the three years in the period ended December 31, 2000, a net loss of $2,344,000, $2,531,000 and $3,016,000, with the losses allocated based on the dates of partners' contributions and other factors.
         In addition, the Company has invested $453,000 in a life insurance company. Dividends from this affiliate for the years ended December 31, 2000, 1999 and 1998 were $41,000, $54,000 and $50, respectively. Commission income also generated through this affiliate is included in Other Income.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


8.       DEPOSITS

         Deposits consist of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                           2000                1999
----------------------------------------------------------------------------------------------------------------------------
Demand                                                                                   $  75,978            $  71,933
Savings                                                                                     34,687               38,660
Certificates of $100,000 or more                                                            43,039               40,044
Other certificates                                                                         213,891              205,122
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $367,595             $355,759
============================================================================================================================

         Certificates maturing in years ending after December 31, 2000:

-------------------------------------------------------------------------
2001                                                      $135,389
2002                                                        56,815
2003                                                        56,454
2004                                                         2,423
2005                                                         5,567
Thereafter                                                     282
-------------------------------------------------------------------------
                                                          $256,930
=========================================================================

         Interest paid on deposits approximated interest expense in 2000, 1999 and 1998.

9.   BORROWINGS

     Borrowings at December 31, 2000 and 1999 include Federal Home Loan Bank advances totaling $138,751,000 and $82,511,000 with a weighted-average rate of 6.54% and 5.49%, respectively.
     The advances are secured by a combination of first-mortgage loans in an amount equal to at least 150% of the advances and/or mortgage-backed securities and investment securities equal to the amount of the advance and using only 95% of their book value adjusted for decreases in market value. Some advances are subject to restrictions or penalties in the event of prepayment.
     Borrowings at December 31, 2000, also include a note payable for $2,150,000 to another financial institution with a rate of 9% and due date of January 24, 2001. The note is secured by the outstanding common stock of ABT. In January, the Company made a payment of $600,000 and renewed the note to July 24, 2001 at a rate of 8.0%.
     Promissory notes at December 31, 2000 related to the Cardinal purchase totaled $271,000 at a rate of 6.0%.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     Interest paid on borrowings was $7,064,000, $1,361,000 and $722,000 for 2000, 1999 and 1998.

---------------------------------------------------------------------------
Maturities in years ending December 31
   2001                                                        $  75,338
   2002                                                           42,344
   2003                                                           17,360
   2004                                                              915
   2005                                                            4,801
   Thereafter                                                        414
---------------------------------------------------------------------------
                                                                $141,172
===========================================================================

10.  INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities are as follows:

---------------------------------------------------------------------------------------------------
                                                                            December 31
---------------------------------------------------------------------------------------------------
                                                                        2000            1999
---------------------------------------------------------------------------------------------------
Deferred tax assets
   Deferred compensation                                              $      92        $      24
   General loan loss reserves                                               550              525
   Other                                                                    155              127
---------------------------------------------------------------------------------------------------
                                                                            797              676
---------------------------------------------------------------------------------------------------
Deferred tax liabilities
   FHLB stock dividends                                                    (443)            (363)
   Tax bad debt reserves                                                   (218)            (284)
   Purchase accounting adjustments                                         (101)             (90)
   Deferred loan fees                                                      (225)            (120)
   Mortgage servicing rights                                               (283)            (312)
   Other                                                                   (115)            (174)
---------------------------------------------------------------------------------------------------
                                                                         (1,385)          (1,343)
---------------------------------------------------------------------------------------------------
         Net tax liabilities                                          $    (588)       $    (667)
===================================================================================================


Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2000             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Statutory federal tax rate                                                    34.0%             34.0%            34.0%
State income taxes, net of federal tax benefit                                 1.4               4.4              4.7
Tax credits                                                                   (4.5)             (4.3)            (3.6)
Cash surrender value of life insurance                                        (7.0)             (3.2)             (.1)
Other                                                                           .7               (.3)              .2
----------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                            24.6%             30.6%            35.2%
============================================================================================================================

     The provision for income taxes consists of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2000             1999             1998
----------------------------------------------------------------------------------------------------------------------------
Federal
   Current                                                                     $1,172           $1,094           $1,521
   Deferred                                                                      (111)              55              143
----------------------------------------------------------------------------------------------------------------------------
                                                                                1,061            1,149            1,664
----------------------------------------------------------------------------------------------------------------------------
State
   Current                                                                         71              297              387
   Deferred                                                                        32               21               34
----------------------------------------------------------------------------------------------------------------------------
                                                                                  103              318              421
----------------------------------------------------------------------------------------------------------------------------
                                                                               $1,164           $1,467           $2,085
============================================================================================================================

     The Company paid $1,624,000, $1,749,000 and $1,722,000 of state and federal income taxes in 2000, 1999 and 1998, respectively.

11.  EMPLOYEE BENEFITS AND LIFE INSURANCE

     The Company is a participating employer in a multi-employer defined-benefit pension plan sponsored by the Pentegra Group and a 401(k) plan also administered by the Pentegra Group. The plans cover substantially all full-time employees of the Company. Since the defined-benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. Contributions are not required because the plan reached the Internal Revenue Service's full funding limitation. Pension expense for the plans totaled $25,000, $39,000 and $28,000 in 2000, 1999 and 1998, respectively.
     The Company has arrangements that provide retirement and death benefits to certain officers and directors. The accrual of benefits totaled $235,000 for 2000 and $47,000 for 1999. In connection with these benefits, life insurance on these officers and directors has been purchased with the proceeds from the policies to be utilized for the payment of benefits. The cash surrender value of these policies at December 31, 2000 and 1999, totaled approximately $7,779,000 and $7,770,000, respectively.
     In addition, other life insurance policies on certain officers and directors has been purchased. These policies had a cash surrender value of approximately $9,310,000 and $8,348,000 at December 31, 2000 and 1999,
respectively.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     Under the 1987 Stock Option Plan and the 1996 Stock Option and Incentive Plan ("1996 Plan"), the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. Plan terms permit certain nonincentive stock options to be granted at less than market value at plan committee discretion. Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans. The period for exercising options shall not exceed ten years from the date of grant. The plans also permit grants of stock appreciation rights. An amendment of the 1996 Plan approved by the shareholders in April 1998 extended the plan's term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares.
     The following is a summary of the status of the Company's stock option plans and changes in those plans as of and for the years ended December 31, 2000, 1999 and 1998. The number of shares and prices have been restated to give effect to the Company's 1998 stock split.

----------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                  2000                        1999                         1998
----------------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED-                     Weighted-                   Weighted-
                                                      AVERAGE                       Average                     Average
                 OPTIONS                 SHARES    EXERCISE PRICE     Shares    Exercise Price    Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year          255,505       $14.43        256,481        $14.18        277,890       $13.87
Granted                                     1,000        10.63          9,800         16.78          8,800        15.50
Exercised                                    (825)        9.43         (9,235)        10.11        (29,768)       12.18
Forfeited/expired                         (28,894)       14.01         (1,541)        14.32           (441)       13.02
                                          -------                     -------                      -------
Outstanding at end of year                226,786        14.31        255,505         14.43        256,481        14.18
                                          =======                     =======                      =======

Options exercisable at year end           215,082       $14.32        216,169        $14.16        196,552       $13.68
Weighted-average fair value of
   options granted during the year                       $2.35                        $3.80                       $3.24

     As of December 31, 2000, other information in exercise price ranges for options outstanding and exercisable is as follows:

                                      Outstanding                                                    Exercisable
----------------------------------------------------------------------------------------  ----------------------------------
                                             Weighted-           Weighted-Average                             Weighted-
Exercise Price         Number                Average         Remaining Contractual               Number        Average
    Range             of Shares           Exercise Price              Life                     of Shares    Exercise Price
----------------------------------------------------------------------------------------  ----------------------------------
$9.43 - 12.53          71,690                 $12.47                 5.1 years                   71,690         $12.47
14.32 - 18.30         155,096                  15.41                 6.4 years                  143,392          15.24

     During 1998, shares totaling 499 were tendered as partial payment for shares exercised. There were 171,326 shares under the 1996 Plan available for grant at December 31, 2000.
     SFAS No. 123, Stock-Based Compensation, was effective for the Company in 1996. This Statement established a fair value based method of accounting for stock-based compensation plans. Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                                  2000            1999           1998
                                                                             -----------------------------------------------
Risk-free interest rates                                                           6.4%          5.0-6.0%          5.6%
Dividend yields                                                                    5.3%              3.7%          3.3%
Expected volatility factors of market price of common stock                       27.9%             23.4%         14.5%

Weighted-average expected life of the options                                     8 years        8 years         8 years


Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this Statement are as follows:

                                                                           2000             1999             1998
                                                                       -----------------------------------------------------
Net income                                            As reported         3,562             $3,332           $3,838
                                                      Pro forma           3,529              3,231            3,755

Basic earnings per share                              As reported          1.13                .98             1.08
                                                      Pro forma            1.12                .95             1.05

Diluted earnings per share                            As reported          1.13                .98             1.06
                                                      Pro forma            1.12                .95             1.04


12.  SHAREHOLDERS' EQUITY

     The Company's Board of Directors has approved periodically the repurchase of up to 10 percent of the Company's outstanding shares of common stock. Such purchases in 1999 and 1998 were made subject to market conditions in open market or block transactions, or in negotiated transactions.
     The payment of dividends by the Company depends substantially upon receipt of dividends from ABT, which is subject to various regulatory restrictions on the payment of dividends. Under regulations of the OTS, ABT may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the net worth of this entity to be reduced below regulatory capital requirements or the amount required for its liquidation accounts.
     In addition, without prior approval, current regulations allow ABT to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by ABT to pay dividends in excess of this restriction. At December 31, 2000, the stockholder's equity of ABT was $41,867,000. Although well capitalized, under regulations in effect, ABT is required to apply to the OTS to pay dividends to the Company.

13.  EARNINGS PER SHARE

     Earnings per share were computed as follows:

                                                                     Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                               2000                          1999                           1998
------------------------------------------------------------------------------------------------------------------------------
                                            WEIGHTED-                      Weighted-                      Weighted-
                                             AVERAGE  PER SHARE             Average  Per Share             Average  Per Share
                                    INCOME   SHARES     AMOUNT    Income    Shares     Amount    Income    Shares     Amount
------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Income available to common       $3,562 3,146,451     $1.13    $3,332  3,386,444      $.98    $3,838  3,561,831    $1.08
     shareholders                                        =====                           ====                         =====
Effect Of Dilutive Stock Options        --       110                  --     30,291                  --     48,568
                                    ----------------              -----------------              -----------------
Diluted Earnings Per Share
   Income available to common
     shareholders and assumed
     conversions                    $3,562 3,146,561     $1.13    $3,332  3,416,735      $.98    $3,838  3,610,399    $1.06
                                    ==========================================================================================

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


14.  REGULATORY CAPITAL

     ABT (and ABO prior to its merger into ABT) are subject to various regulatory capital requirements administered by the federal banking agencies and are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.
     There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2000 and 1999, ABT (and ABO at December 31, 1999) are categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2000, that management believes have changed this classification.
     Actual and required capital amounts and ratios are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                ABT
------------------------------------------------------------------------------------------------------------------------------
                                                                         Required For Adequate
                                                                              Capital (1)                Actual Capital
------------------------------------------------------------------------------------------------------------------------------
                                                                          Ratio        Amount       Ratio         Amount
------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital (1) (to risk-weighted assets)                      8.0%       $25,258       13.1%       $41,270
Tier 1 capital (to risk-weighted assets)                                    4.0         12,629       12.8         40,315
Core capital (1) (to adjusted total assets)                                 3.0         16,669        7.3         40,315
Core capital (1) (to adjusted tangible assets)                              2.0         11,113        7.3         40,315
Tangible capital (to adjusted total assets)                                 1.5          8,335        7.3         40,315

(1) As defined by regulatory agencies

------------------------------------------------------------------------------------------------------------------------------
                                                                          December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                            ABT                                       ABO
------------------------------------------------------------------------------------------------------------------------------
                                             Required For                              Required For
                                           Adequate Capital(1)   Actual Capital     Adequate Capital(1)    Actual Capital
------------------------------------------------------------------------------------------------------------------------------
                                           Ratio     Amount     Ratio     Amount     Ratio     Amount     Ratio     Amount
------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital (1) (to             8.0%   $16,220      15.6%   $31,599       8.0%    $4,673       14.2%   $8,279
   risk-weighted assets)
Tier 1 capital (to risk-weighted assets)     4.0      8,110      15.3     31,031       4.0      2,337       13.7     8,010
Core capital (1) (to adjusted total
   assets)                                   3.0     11,057       8.4     31,031       3.0      3,531        6.8     8,010
Core capital (1) (to adjusted tangible       2.0      7,371       8.4     31,031       2.0      2,354        6.8     8,010
   assets)
Tangible capital (to adjusted total          1.5      5,529       8.4     31,031       1.5      1,766        6.8     8,010
   assets)

(1) As defined by regulatory agencies

     ABT has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts which differs from the provision for such losses charged against income. Accordingly, retained earnings at December 31, 2000, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of "bank" status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. As such, the derived fair value estimates cannot be compared to independent markets and, further, may not be realizable in an immediate settlement of the instruments. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Company.

     The following table presents the estimates of fair value of financial instruments:

----------------------------------------------------------------------------------------------------------------------------
                                                                                       December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                            2000                          1999
----------------------------------------------------------------------------------------------------------------------------
                                                                  Carrying         Fair         Carrying         Fair
                                                                    Value          Value          Value          Value
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                         $14,609       $14,609         $14,637       $14,637
   Interest-bearing deposits                                           4,422         4,422           5,296         5,296
   Interest-bearing time deposits                                         --            --           1,499         1,499
   Investment securities held to maturity                             87,901        86,152          87,735        81,481
   Mortgage-backed securities held to maturity                        11,806        11,711          14,970        14,787
   Loans receivable, including loans held for sale, net              397,489       398,920         325,478       320,705
   Interest receivable                                                 4,496         4,496           2,629         2,629
   Stock in FHLB                                                       7,265         7,265           4,341         4,341
   Cash surrender value of life insurance                             17,089        17,089          16,118        16,118

Liabilities
   Deposits                                                          367,595       369,477         355,759       353,832
   FHLB advances                                                     138,751       139,761          82,511        82,058
   Notes payable                                                       2,421         2,421             361           361
   Interest payable                                                      950           950             541           541
   Drafts payable                                                      3,039         3,039           3,901         3,901
   Advances by borrowers for taxes and insurance                         939           939             823           823

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
     Cash, Interest-Bearing Deposits, Stock in FHLB and Cash Surrender Value of Life Insurance: The carrying amounts reported in the consolidated statements of condition for cash on hand and in other institutions, interest-bearing deposits, stock in FHLB, and cash surrender value of life insurance approximate those assets' fair values.
     Investment and Mortgage-Backed Securities: Fair values are based on quoted market prices.
     Loans Receivable: The fair values for loans receivable are estimated using a discounted cash flow calculation that applies interest rates used to price new similar loans to a schedule of aggregated expected monthly maturities on loans.
     Interest Receivable/Payable: The fair value of accrued interest receivable/payable approximates carrying values.
     Deposits: The fair values of interest-bearing demand and savings accounts are equal to the amount payable on demand at the balance sheet date. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits to a schedule of aggregated expected monthly maturities on deposits. A core deposit intangible component in the fair value estimate is not included, and although it would be impractical from a cost-benefit standpoint to estimate that value, the Company realizes that the dollar amount could be significant.

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


     FHLB Advances: The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current FHLB advance rates for periods comparable to the remaining terms to maturity of these advances.

     Notes Payable: The fair value approximates carrying value.

     Drafts Payable and Advances by Borrowers for Taxes and Insurance: The fair value approximates carrying value.

16.  PARENT COMPANY FINANCIAL INFORMATION

     The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CONDITION                                                                     2000               1999
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash                                                                                  $         2       $         2
   Advances to subsidiaries                                                                    1,825             1,103
   Investments in thrift subsidiaries                                                         41,867            40,766
   Investments in other subsidiaries and affiliates                                            1,230             1,544
   Other assets                                                                                  174               400
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $45,098           $43,815
============================================================================================================================
Liabilities and shareholders' equity
   Notes payable to subsidiaries, net of discount                                          $     465          $  2,966
   Notes payable, other                                                                        2,421               361
   Miscellaneous liabilities                                                                     501               459
   Shareholders' equity                                                                       41,711            40,029
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $45,098           $43,815
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME                                                        2000              1999              1998
----------------------------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                                  $2,888           $5,150            $4,620
Interest income                                                                  30               84               215
----------------------------------------------------------------------------------------------------------------------------
                                                                              2,918            5,234             4,835
Operating expense                                                               664              538               625
----------------------------------------------------------------------------------------------------------------------------
   Income before income tax credit and equity in undistributed
     income of subsidiaries                                                   2,254            4,696             4,210
Income tax credit                                                               521              480               433
----------------------------------------------------------------------------------------------------------------------------
                                                                              2,775            5,176             4,643
Equity in undistributed income of subsidiaries and affiliates
   (distributions in excess of equity in income)                                787           (1,844)             (805)
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $3,562           $3,332            $3,838
============================================================================================================================

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                     2000              1999             1998
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                 $3,562           $3,332            $3,838
   Adjustments to reconcile net income to net cash provided by operating activities
     Equity in undistributed income of subsidiaries and affiliates              (787)           1,844               805
     Noncash dividend                                                             --               --            (1,020)
     Accretion                                                                    49               67                85
     (Increase) decrease in other assets                                          50               56               (11)
     Increase (decrease) in miscellaneous liabilities                             42              (25)               97
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             2,916            5,274             3,794
----------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Advance to subsidiaries                                                      (722)              --                --
   Repayment of advances to subsidiaries                                          --            1,654             2,580
   Purchase of premises and equipment                                             --             (176)               --
   Proceeds from sale of premises and equipment                                  176               --                --
   Cash paid in acquisition                                                       --               --            (1,122)
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                       (546)           1,478             1,458
----------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Proceeds from note payable to subsidiary                                       --            2,300                --
   Repayment of notes payable to subsidiaries                                 (2,550)            (250)             (300)
   Proceeds from note payable, other                                           2,500               --                --
   Repayment of notes payable, other                                            (440)             (90)               --
   Cash dividends paid                                                        (1,888)          (2,063)           (2,073)
   Purchase of common stock                                                       --           (6,747)           (3,358)
   Proceeds from exercise of stock options                                         8               99               379
----------------------------------------------------------------------------------------------------------------------------
         Net cash used by financing activities                                (2,370)          (6,751)           (5,352)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                       --                1              (100)
Cash at beginning of year                                                          2                1               101
----------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $       2         $      2          $      1
============================================================================================================================

Ameriana Bancorp and  Subsidiaries
Notes to Consolidated  Financial  Statements
(table dollar amounts in thousands, except share data)


17.  QUARTERLY DATA (UNAUDITED)

     Summarized quarterly financial data for 2000 and 1999 is as follows (dollars in thousands, except for per share data):

----------------------------------------------------------------------------------------------------------------------------
                                                           FIRST            SECOND            THIRD            FOURTH
                                                          QUARTER           QUARTER          QUARTER           QUARTER
----------------------------------------------------------------------------------------------------------------------------
2000
   TOTAL INTEREST INCOME                                     $8,501           $9,152           $9,579            $9,787
   TOTAL INTEREST EXPENSE                                     5,386            5,989            6,565             6,788
   NET INTEREST INCOME                                        3,115            3,163            3,014             2,999
   PROVISION FOR LOAN LOSSES                                     70              109              119               119
   NET INCOME                                                 1,065              876              863               758
----------------------------------------------------------------------------------------------------------------------------
   BASIC EARNINGS PER SHARE                                     .34              .28              .27               .24
----------------------------------------------------------------------------------------------------------------------------
   DILUTED EARNINGS PER SHARE                                   .34              .28              .27               .24
----------------------------------------------------------------------------------------------------------------------------
   DIVIDENDS DECLARED PER SHARE                                 .15              .15              .15               .15
----------------------------------------------------------------------------------------------------------------------------
   STOCK PRICE RANGE
     HIGH                                                     14.50            12.75            12.94             13.13
     LOW                                                       7.56             9.00             9.88             10.50
----------------------------------------------------------------------------------------------------------------------------
1999
   Total interest income                                     $6,887           $6,882           $7,343            $7,971
   Total interest expense                                     3,834            3,802            4,256             4,857
   Net interest income                                        3,053            3,080            3,087             3,114
   Provision for loan losses                                     38               30               30               230
   Net income                                                   797              861            1,073               601
----------------------------------------------------------------------------------------------------------------------------
   Basic earnings per share                                     .23              .25              .32               .18
----------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share                                   .23              .25              .32               .18
----------------------------------------------------------------------------------------------------------------------------
   Dividends declared per share                                 .15              .15              .15               .15
----------------------------------------------------------------------------------------------------------------------------
   Stock price range
     High                                                     17.63            16.75            17.50             17.13
     Low                                                      15.50            15.25            16.38             14.38
----------------------------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1. Business -- Executive Officers" under Part I of the Annual Report, which is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

          (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
               ----------------------------------------------

              (1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

               Report of Independent Auditors

               Consolidated  Statements  of  Condition  at December 31, 2000 and
               1999

               Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2000

               Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 2000

               Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2000

               Notes to Consolidated Financial Statements

              (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

             (3) Exhibits. The following is a list of exhibits as part of this Report and is also the Exhibit Index.

              NO.      DESCRIPTION
              --       -----------

              3 Ameriana Bancorp Articles of Incorporation and Bylaws -- incorporated herein by reference to the Company's Registration Statement on Form S-4 filed with the SEC on September 18, 1989

              10.1* Ameriana Bancorp 1987 Stock Option Plan incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on March 30, 1990;

                       other  option   agreements  with  Charles  M. Drackett,
                       Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

              10.2* Ameriana Bancorp 1996 Stock Option and Incentive Plan, as amended in 1998 -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 1999

              10.3* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Harry J. Bailey

              10.4* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Timothy G. Clark

              10.5* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Richard E. Welling

              10.6* Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

              10.7* Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999 between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

              10.8* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

              10.9* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark

              10.10* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Richard E. Welling

              10.11* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Nancy A. Rogers

              10.12* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Ralph E. Kerwin

              10.13* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Jan F. Wright

              21       Subsidiaries

              23       Consent of Olive LLP
     _________
     * Management contract or compensation plan or arrangement.


     (b) REPORTS ON FORM 8-K. The Company did not file a Current  Report on Form
         -------------------
8-K during the fourth quarter of the fiscal year covered by this Report.

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          --------
either filed as part of this Report or incorporated by reference herein.

     (d) FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         ---------------------------------------------------------------
are no other financial statements and financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the date set forth below.

                                    AMERIANA BANCORP


Date:    March 27, 2001             By:/s/ Harry J. Bailey
                                       ----------------------------------------
                                       Harry J. Bailey
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated as of the date set forth above.


By:                                       By:/s/ Harry J. Bailey
    --------------------------------         -----------------------------------
    Paul W. Prior                            Harry J. Bailey
    Chairman of the Board and                President, Chief Executive Officer
    Director                                 and Director
                                             (Principal Executive Officer)


By: /s/ Richard E. Welling                By:
    --------------------------------         -----------------------------------
    Richard E. Welling                       Donald C. Danielson
    Senior Vice President - Treasurer        Director
    (Principal Financial and Accounting
    Officer)


By: /s/ Charles M. Drackett, Jr.          By:/s/ R. Scott Hayes
    --------------------------------         -----------------------------------
    Charles M. Drackett, Jr.                 R. Scott Hayes
    Director                                 Director


By: /s/ Michael E. Kent                   By:/s/ Ronald R. Pritzke
    --------------------------------         -----------------------------------
    Michael E. Kent                          Ronald R. Pritzke
    Director                                 Director