Form 10-Q
period 2001-03-31
AMERIANA BANCORP
filed 2001-05-11
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------

     March 31, 2001                    Commission File Number  0-18392
                                                               -------


                                Ameriana Bancorp

Indiana                                                    35-1782688
--------------------------------------------     -------------------------------
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                            number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

                                            YES  XX     NO __
                                                 --

As of May 8, 2001, there were issued and outstanding 3,146,616 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        -------

     ITEM 1 - Financial statements

              Consolidated Condensed Statements of Condition-
              Unaudited as of March 31, 2001, December 31, 2000
              and March 31, 2000 . . . . . . . . . . . . . . . . . . . .   3

              Consolidated Condensed Statements of Income-
              Unaudited for the Three Months Ended March 31,
              2001 and 2000. . . . . . . . . . . . . . . . . . . . . . .   4

              Consolidated Condensed Statements of Cash Flows-
              Unaudited for the Three Months Ended March 31,
              2001 and 2000. . . . . . . . . . . . . . . . . . . . . . .   5

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . .   6


     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . .   7


     ITEM 3 - Quantitative and Qualitative Disclosure
                           About Interest Rate Risk. . . . . . . . . . .  10


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I  -  FINANCIAL INFORMATION

                               AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CONDITION - Unaudited
                               (In thousands, except share data)

                                                           March 31,   December 31,   March 31,
                                                             2001         2000          2000
                                                           ---------   -----------    ---------
Assets

 Cash on hand and in other institutions                   $   8,456    $  14,609    $   7,754
  Interest-bearing demand deposits                            3,354        4,422        3,163
  Interest-bearing time deposits                                --           --           100
  Investment securities held to maturity  (fair
     value of  $76,494, $86,152
     and $82,193, respectively)                              76,659       87,901       87,776
  Mortgage-backed securities held to maturity (fair
     value of $11,142, $11,711
     and $13,715, respectively)                              11,193       11,806       13,923
  Mortgage loans held for sale                                1,371          203         --
  Loans receivable                                          386,381      398,775      356,387
  Allowance for loan losses                                  (1,584)      (1,489)      (1,402)
                                                          ---------    ---------    ---------
      Net loans receivable                                  384,797      397,286      354,985
  Real estate owned                                               4          125          152
  Premises and equipment                                      6,971        7,097        7,134
  Stock in Federal Home Loan Bank                             7,291        7,265        4,993
  Mortgage servicing rights                                     852          847          897
  Investments in unconsolidated affiliates                    1,002        1,037        1,138
  Intangible assets                                           1,626        1,670        1,807
  Cash surrender value of life insurance                     17,384       17,089       16,528
  Other assets                                                4,578        5,931        4,075
                                                          ---------    ---------    ---------
          Total assets                                    $ 525,538    $ 557,288    $ 504,425
                                                          =========    =========    =========
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                              $  13,726    $  12,927    $  18,383
         Interest-bearing                                   376,158      354,668      335,420
                                                          ---------    ---------    ---------
            Total deposits                                  389,884      367,595      353,803
  Advances from Federal Home Loan Bank                       83,016      138,751       98,059
  Notes payable                                               1,730        2,421        2,770
  Drafts payable                                              2,492        3,039        3,318
  Advances by borrowers for taxes and insurance               1,129          939        1,109
  Other liabilities                                           4,994        2,832        4,736
                                                          ---------    ---------    ---------
          Total liabilities                                 483,245      515,577      463,795

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                              --           --           --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,146,616; 3,146,616 and 3,146,616, respectively)      3,147        3,147        3,147
  Additional paid-in capital                                    499          499          499
  Retained earnings-substantially restricted                 38,647       38,065       36,984
                                                          ---------    ---------    ---------
          Total shareholders' equity                         42,293       41,711       40,630
                                                          ---------    ---------    ---------
          Total liabilities and shareholders' equity      $ 525,538    $ 557,288    $ 504,425
                                                          =========    =========    =========

See accompanying notes.

                         AMERIANA BANCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - Unaudited
                         (In thousands, except share data)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                             2001                2000
                                                            --------           --------
Interest Income:
   Interest on loans                                         $ 7,973           $ 6,595
   Interest on mortgage-backed securities                        218               232
   Interest on investment securities                           1,496             1,512
   Other interest and dividend income                            196               163
                                                             -------          -------
      Total interest income                                    9,883             8,502

Interest Expense:
   Interest on deposits                                        4,691             4,033
   Interest on FHLB advances and other loans                   1,960             1,353
                                                             -------          -------
      Total interest expense                                   6,651             5,386
                                                             -------          -------
Net interest income                                            3,232             3,116

Provision for Loan Losses                                         90                70
                                                             -------          -------
Net interest income after provision for loan losses            3,142             3,046

Other Income:
   Net loan servicing fees                                        64               81
   Other fees and service charges                                299              273
   Brokerage and insurance commissions                           259              321
   Net loss on investments in unconsolidated affiliates          (36)             (42)
   Gains on sales of loans and servicing rights                   75               17
   Increase in cash surrender value of life insurance            295              411
   Other                                                          49               37
                                                             -------          -------
      Total other income                                       1,005            1,098

Other Expense:
   Salaries and employee benefits                              1,599            1,696
   Net occupancy expense                                         381              346
   Federal insurance premium                                      18               19
   Data processing expense                                        69               65
   Printing and office supplies                                   88               77
   Amortization of intangible assets                              44               46
   Other                                                         479              441
                                                             -------          -------
      Total other expense                                      2,678            2,690
                                                             -------          -------
Income before income taxes                                     1,469            1,454

Income taxes                                                     415              389
                                                             -------          -------
Net Income                                                   $ 1,054          $ 1,065
                                                             =======          =======

Basic Earnings Per Share                                     $  0.33          $  0.34
                                                             =======          =======
Diluted Earnings Per Share                                   $  0.33          $  0.34
                                                             =======          =======
Dividends Declared Per Share                                 $  0.15          $  0.15
                                                             =======          =======

See accompanying notes.

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                                 (In thousands)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             2001         2000
                                                        ------------   -------------
OPERATING ACTIVITIES
Net income                                                 $  1,054      $  1,065
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real estate owned         90            70
    Depreciation and amortization                               348           119
    Equity in loss of limited partnership                        36            42
    Mortgage servicing rights amortization                       36            23
    Goodwill amortization                                        44            46
    Losses on sales of real estate owned                          1            29
    Increase in cash surrender value of life insurance         (295)         (411)
    Mortgage loans originated for sale                       (9,073)       (1,325)
    Proceeds from sales of mortage loans                      7,938         1,541
    Gains on sales of loans and servicing rights                (75)          (17)
    Increase in other assets                                  1,352         1,142
    Decrease in drafts payable                                 (547)         (584)
    Increase in other liabilities                             2,352         2,053
                                                           --------      --------
       Net cash provided by operating activities              3,261         3,793

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits                 --           1,399
  Proceeds from calls of securities held to maturity         11,075          --
  Principal collected on mortgage-backed securities             604         1,030
  Net change in loans                                        12,379       (29,968)
  Proceeds from sale of real estate owned                       120             2
  Net purchases of premises and equipment                       (26)         (158)
  Purchase of Federal Home Loan Bank stock                      (26)         (652)
                                                           --------      --------
       Net cash provided (used) by investing activities      24,126       (28,347)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                   (621)       (1,875)
  Net change in certificates of deposit                      22,910           (81)
  Advances from Federal Home Loan Bank                        7,000        68,000
  Repayment of Federal Home Loan Bank advances              (62,735)      (52,452)
  Proceeds from notes payable                                  --           2,500
  Repayment of notes payable                                   (690)          (90)
  Proceeds from exercise of stock options                      --               8
  Cash dividends paid                                          (472)         (472)
                                                           --------      --------
       Net cash provided (used) by financing activities     (34,608)       15,538
                                                           --------      --------
Decrease in cash and cash equivalents                        (7,221)       (9,016)

Cash and cash equivalents at beginning of period             19,031        19,933
                                                           --------      --------
Cash and cash equivalents at end of period                 $ 11,810      $ 10,917
                                                           ========      ========

Supplemental information:
  Interest paid                                            $  4,668      $  3,891
  Income taxes paid                                            --             250

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A -- BASIS OF PRESENTATION

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations and changes in cash flows for the three-month periods ended March 31, 2001 and 2000. A summary of the Company's significant accounting policies is set forth in
Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The Company had two bank subsidiaries, Ameriana Bank and Trust of Indiana (ABT) and Ameriana Bank of Ohio (ABO) which were merged in October 2000. ABT is the surviving entity and all information, except for the Interest Rate Risk analysis and capital ratio analysis, has been combined for prior years.

NOTE B -- SHAREHOLDERS' EQUITY

On February 26, 2001, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $471,992, was accrued for payment to shareholders of record on March 16, 2001, and was paid on April 6, 2001. Payment was made to 3,146,616 shareholders, the same as at December 31, 2000, as no stock options have been exercised during 2001.

The Company's net income decreased $11,000, or 1.03%, to $1,054,000 ($.33 basic and diluted earnings per share) for the quarter ended March 31, 2001, compared to $1,065,000 ($.34 basic and diluted earnings per share) for the same period in 2000.

Earnings per share were computed as follows:

                                                    (Dollars in thousands, except share data)
                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                    2001                                 2000
----------------------------------------------------------------------------------------------------------
                                                   Weighted    Per                      Weighted    Per
                                                   Average     Share                    Average     Share
                                     Income        Shares      Amount       Income      Shares      Amount
----------------------------------------------------------------------------------------------------------
Basic Earnings Per Share:
  Income available to
    common shareholders              $1,054       3,146,616    $.33         $1,065      3,145,954    $.34
Effect of Dilutive Stock Options          -             156                      -            194
----------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions              $1,054       3,146,772    $.33         $1,065      3,146,148    $.34
----------------------------------------------------------------------------------------------------------

NOTE C - - RECLASSIFICATIONS

Certain reclassifications of 2000 amounts have been made to conform to the 2001 presentation.

AMERIANA BANCORP AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


General
-------

This Quarterly Report on Form 10-Q ("Form 10-Q") may contain statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

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


RESULTS OF OPERATIONS
---------------------

During the first quarter of 2001, the loan volume increased $3,228,000 compared to the first quarter of 2000, but the mortgage loan volume consisted of fixed rate loans that are sold to the secondary market. The sold loans increased $6,397,000 and the total outstanding loans decreased $12,394,000, or 3.11%, during the quarter to $386,381,000 at March 31, 2001, from $398,775,000 at
December 31, 2000. The mortgage loans held for sale increased to $1,371,000 at March 31, 2001, from $203,000 at December 31, 2000. This is the amount of loans sold and not delivered at quarter end and reflects the increase in demand for fixed rate verses variable rate mortgage loans. See comments on other income for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) has decreased .05% during the first quarter 2001 compared to the first quarter 2000. The reduction is due to the increase in interest yield of .50% on interest-earning average assets being less than the .55% increase in cost on interest-bearing average liabilities. The increase of the cost of liabilities has resulted from increased rates on the Federal Home Loan Bank borrowings and deposit costs during the first quarter of 2001 compared to first quarter 2000. The increase in yields during 2001 is the result of general price increases since March 2000 more than covering the rate decreases during first quarter 2001.

The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first quarter of 2001 and 2000:

                                              (Dollars in Thousands)
                                              ----------------------
                                            Three Months Ended March 31,
                                            ---------------------------
                                                 2001        2000
                                                 ----        ----
          Average balances:
             Interest-earning assets           $498,310    $453,598
             Interest-bearing liabilities       480,033     427,632
                                               --------    --------

                Net interest-earning assets    $ 18,277    $ 25,966
                                               --------    --------

          Average yield on:
             Interest-earning assets               8.04%       7.54%
             Interest-bearing liabilities          5.62        5.07
                                                   ----        ----
                Net interest spread                2.42%       2.47%
                                                   ----        -----

Net interest income for the first quarter 2001 was $3,232,000 and was $116,000, or 3.72%, more than the $3,116,000 recorded during the first quarter of 2000. This increase is due to higher interest expense being more than offset by higher interest income. The $1,381,000 increase in interest income on average interest-earning assets is a combination of an increase of $901,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $480,000 because of increased rates on average interest-earning assets. The increase of $1,265,000 in cost of interest-bearing liabilities is a combination of an increase of $769,000 from higher average balances and $496,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net income divided by average earning assets, decreased to 2.63% for the first quarter 2001 compared to 2.76% for the first quarter of 2000. The following table sets forth the details of the rate and volume change for the first quarter of 2001 compared to first quarter 2000.

                                                   (Dollars in thousands)
                                                First quarter Ended March 31,
                                                         2001 vs. 2000
                                                         -------------
                                                     Increase (Decrease)
                                                      Due to Change in
                                                      ----------------
                                                  Volume     Rate      Net Change
                                                  ------     ----      ----------
Interest Income:
   Loans and mortgage-backed securities           $  971     $ 393       $1,364
   Other interest-earning assets                     (70)       87           17
                                                   -----      ----        -----
   Total interest-earning assets                     901       480        1,381
                                                   -----      ----        -----
Interest Expense:
   Deposits                                          252       406          658
   FHLB advance and other loans                      517        90          607
                                                   -----      ----        -----
   Total interest-bearing liabilities                769       496        1,265
                                                   -----      ----        -----
   Change in net interest income                  $  132     $ (16)      $  116
                                                   -----      ----        -----

The provision for loan losses was $90,000 during 2001 and was up from $70,000 during 2000. First quarter 2001 had a net recovery (charge-offs less recoveries) of $5,000 as compared to first quarter 2000 that had a net charge-off of $202,000. The large net charge-offs during 2000 included a loan for $172,000, which had been identified and provided for during the last quarter of 1999.

The following table summarizes the Company's non-performing assets at:

                                          (Dollars in thousands)
                                          ----------------------
                                March 31,    December 31,     March 31,
                                  2001          2000            2000
                                  ----          ----            -----
     Loans:
       Non-accrual               $1,296        $  801          $  722
       Over 90 days delinquent      504           747              40
     Troubled debt restructured      78           609             887
     Real estate owned                4           125             152
                                   ----         ------          -----

               Total             $1,882        $2,282          $1,801
                                  -----         -----           -----

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .41%, .37% and .39% at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

Total other income for the first quarter 2001 was down $93,000, or 8.47%, to $1,005,000 from $1,098,000 in the same period during 2000. As noted earlier, sales of loans to the secondary market increased and the $75,000 gain on these sales was up substantially from $17,000 in 2000. Other fees were up $26,000, or 9.52%, due to new fee increases instituted since first quarter 2000. The brokerage and insurance commission income was down $62,000, or 19.31%, due mostly to closing a title insurance company and to lower brokerage fee income due to market decreases and customers not investing. Cash surrender value of life insurance had adjustments to reflect final values at year-end during both the first quarter of 2001 and 2000. Adjustments to cash surrender value totaled $108,000 and $197,000 during 2001 and 2000, respectively. The 2001 adjustment was to reflect the final cash surrender values for policies compared to the estimated increases booked during 2000. The 2000 adjustments were mostly to reflect one-time adjustments to certain cash surrender values on life insurance policies carried on retired executives. The total increase in cash surrender value of life insurance for the quarter was down $116,000, or 28.22%, to $295,000 for 2001 compared to $411,000 for 2000.

Total other expense decreased $12,000, or .45%, in 2001 to $2,678,000 from $2,690,000 during 2000. Expenses continue to be an area of concentration for the Corporation. The merger of the two banks in October 2000 contributed to part of the reduction of expenses during the first quarter.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of March 31, 2001, the Company's cash and interest-bearing time deposits totaled $11,810,000, or 2.25%, of total assets. This compares with $19,031,000,or 3.41%, of total assets at December 31, 2000. ABT had a regulatory liquidity ratio of 19.36% at March 31, 2001, which exceeds the 4.0% liquidity base set by the Office of Thrift Supervision ("OTS").

The regulatory minimum net worth requirement of 8% for ABT under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at March 31, 2001, was $20,970,000. At March 31, 2001, ABT had total risk-based capital of $42,481,000 and a 16.21% ratio.

At March 31, 2001, the Company's commitments for loans in process totaled $16,540,000, with 94% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

The Company's application for conversion of ABT to an Indiana chartered savings bank was approved by the Indiana Department of Financial Institutions during the first quarter of 2001. The conversion will be completed during the second quarter of 2001 after the approval of the conversion of the Company to a bank holding company is approved.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK


Interest Rate Risk


The following information and schedules for ABT are required to be presented. The current analysis for ABT performed by the OTS as of March 31, 2001, has not been received from the OTS and the following interest rate risk measurements for ABT are being submitted with information from the OTS analysis as of December 31, 2000. Management believes there has been no significant increase, probably a decrease because of reduced interest rates, in the interest rate risk measures since December 31, 2000, for ABT.

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


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
Change                        Dollar                Dollar                Percent
in Rates                      Amount                Change                Change               NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------------
                             (Dollars in thousands)
 +300  bp                   $ 21,882               $-21,509                -50%                 4.16%               -358  bp
 +200  bp                     29,613                -13,778                -32                  5.50                -224  bp
 +100  bp                     37,021                 -6,371                -15                  6.73                -101  bp
    0  bp                     43,391                                                            7.74
 -100  bp                     45,075                  1,684                 +4                  7.95                 +21  bp
 -200  bp                     44,697                  1,305                 +3                  7.82                  +8  bp
 -300  bp                     45,625                  2,234                 +5                  7.90                 +17  bp

* basis points


   Presented below, as of December 31, 1999, is an analysis performed by the OTS of ABO's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 1999, 2% of the present value of ABO's assets was $1.826 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $5.823 million at December 31, 1999, ABO would have been required to make a $1.999 million capital deduction from its total capital available to calculate its risk-based capital requirement. This reduction in capital would reduce ABO's risk-based capital to 10.75% from 14.17%, which is still in excess of the required risk-based capital ratio of 8.0%.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change               NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------------
                             (Dollars in thousands)
 +300  bp                    $ 1,154                $-8,875               -115%                 1.09%               -772  bp
 +200  bp                      1,898                 -5,823                -75                  1.73                -489  bp
 +100  bp                      4,913                 -2,808                -36                  4.34                -228  bp
    0  bp                      7,720                                                            6.63
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

Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $13.689 million December 31, 1999, ABT would have been required to make a $3.606 million deduction from its total capital available to calculate its risk based capital requirement. This reduction in capital would reduce ABT's risk-based capital ratio to 13.81% from 15.58%, which is still far in excess of the required risk-based capital ratio of 8.0%.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    NPV as Percent of
                                               Net Portfolio Value                               Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
   Change                    Dollar                 Dollar                Percent
in Rates                     Amount                 Change                Change               NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------------
                             (Dollars in thousands)
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



PART II - OTHER INFORMATION


ITEM 1  -  Legal Proceedings
           -----------------

           No changes have taken place in regard to the legal proceedings disclosed in the registrant's report on Form 10-K for the year ended December 31, 2000.


ITEM 2  -  Changes in Securities
           ---------------------

           Not Applicable

ITEM 3  -  Defaults in Senior Securities
           -----------------------------

           Not Applicable


ITEM 4  -  Submission of Matters to a Vote of Security
           -------------------------------------------
           Holders
           -------

           Not Applicable


ITEM 5  -  Other Information
           -----------------

     No.      Description
     --       -----------

     10.14* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Deborah A. Bell

     10.15* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Ronald M. Holloway

ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

           Not Applicable


------
* Management contract or compensation plan or arrangement

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERIANA BANCORP




DATE: May 8, 2001             /s/ Harry J. Bailey
      -----------             -------------------
                              Harry J. Bailey
                              President and
                              Chief Executive Officer
                              (Duly Authorized Representative)



DATE: May 8, 2001             /s/ Richard E. Welling
      -----------             ----------------------
                              Richard E. Welling
                              Senior Vice President-Treasurer
                              (Principal Financial Officer
                              and Accounting Officer)