Form 10-Q
period 2001-06-30
AMERIANA BANCORP
filed 2001-08-13
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------

     June 30, 2001                    Commission File Number  0-18392
                                                              -------


                                Ameriana Bancorp

Indiana                                    35-1782688
-------------------------------        -----------------------------------
(State or other jurisdiction of        (I.R.S. employer identification
 incorporation or organization)         number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

                                            YES  XX     NO __
                                                 --

As of August 8, 2001, there were issued and outstanding 3,146,616 shares of the registrant's common stock.

                                  1 of 15 Pages

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                Page No.
                                                                -------

     ITEM 1 - Financial statements

              Consolidated Condensed Statements of Condition
              as of June 30, 2001, December 31, 2000
              and June 30, 2000 . . . . . . . . . . . . . . . . .  3

              Consolidated Condensed Statements of Income for
              the Three and Six Months Ended
              June 30, 2001 and 2000. . . . . . . . . . . . . . .  4

              Consolidated Condensed Statements of Cash Flows
              for the Six Months Ended June 30, 2001 and 2000 . .  5

              Notes to Consolidated Condensed Financial
              Statements. . . . . . . . . . . . . . . . . . . . .  6


     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . . . .  8

     ITEM 3 - Quantitative and Qualitative Disclosure
              About Interest Rate Risk. . . . . . . . . . . . . . 12


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . .  14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART I  -  FINANCIAL INFORMATION

                               AMERIANA BANCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CONDITION - Unaudited
                               (In thousands, except share data)

                                                            June 30,    December 31,   June 30,
                                                              2001          2000         2000
                                                           ----------   -----------  ----------
Assets

  Cash on hand and in other institutions                   $   7,208    $  14,609    $   8,028
  Interest-bearing demand deposits                             8,014        4,422        5,142
  Interest-bearing time deposits                                --           --            100
  Investment securities held to maturity  (fair
     value of  $65,808, $86,152
     and $81,844, respectively)                               66,738       87,901       87,817
  Mortgage-backed securities held to maturity (fair
     value of $10,057, $11,711
     and $12,557, respectively)                               10,137       11,806       12,760
  Mortgage loans held for sale                                 1,817          203          385
  Loans receivable                                           374,171      398,775      379,252
  Allowance for loan losses                                   (1,663)      (1,489)      (1,293)
                                                           ---------    ---------    ---------
      Net loans receivable                                   372,508      397,286      377,959
  Real estate owned                                              193          125          100
  Premises and equipment                                       6,886        7,097        7,345
  Stock in Federal Home Loan Bank                              7,317        7,265        5,730
  Mortgage servicing rights                                      862          847          877
  Investments in unconsolidated affiliates                       949        1,037        1,105
  Intangible assets                                            1,582        1,670        1,761
  Cash surrender value of life insurance                      17,587       17,089       16,716
  Other assets                                                 5,350        5,931        5,087
                                                           ---------    ---------    ---------
         Total assets                                      $ 507,148    $ 557,288    $ 530,912
                                                           =========    =========    =========
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                               $  13,222    $  12,927    $  16,819
         Interest-bearing                                    369,446      354,668      348,859
                                                           ---------    ---------    ---------
            Total deposits                                   382,668      367,595      365,678
  Advances from Federal Home Loan Bank                        73,853      138,751      113,756
  Notes payable                                                1,730        2,421        2,770
  Drafts payable                                               3,020        3,039        4,205
  Advances by borrowers for taxes and insurance                  505          939          696
  Other liabilities                                            2,772        2,832        2,773
                                                           ---------    ---------    ---------
          Total liabilities                                  464,548      515,577      489,878

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                              --           --           --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,146,616; 3,146,616 and 3,146,616, respectively)       3,147        3,147        3,147
  Additional paid-in capital                                     499          499          499
  Retained earnings-substantially restricted                  38,954       38,065       37,388
                                                           ---------    ---------    ---------
          Total shareholders' equity                          42,600       41,711       41,034
                                                           ---------    ---------    ---------
          Total liabilities and shareholders' equity       $ 507,148    $ 557,288    $ 530,912
                                                           =========    =========    =========

See accompanying notes.
                                                                               3

                         AMERIANA BANCORP AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME - Unaudited
                         (In thousands, except share data)

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                         ---------------------    --------------------
                                                            2001        2000        2001        2000
                                                         ---------    --------    --------    --------
Interest Income:
   Interest on loans                                      $  7,402    $  7,253    $ 15,375    $ 13,848
   Interest on mortgage-backed securities                      189         236         407         468
   Interest on investment securities                         1,330       1,514       2,826       3,026
   Other interest and dividend income                          192         150         388         312
                                                          --------    --------    --------    --------
      Total interest income                                  9,113       9,153      18,996      17,654

Interest Expense:
   Interest on deposits                                      4,885       4,251       9,576       8,284
   Interest on FHLB advances and other loans                 1,326       1,739       3,286       3,091
                                                          --------    --------    --------    --------
      Total interest expense                                 6,211       5,990      12,862      11,375
                                                          --------    --------    --------    --------
Net interest income                                          2,902       3,163       6,134       6,279

Provision for Loan Losses                                       90         109         180         179
                                                          --------    --------    --------    --------
Net interest income after provision for loan losses          2,812       3,054       5,954       6,100

Other Income:
   Net loan servicing fees                                      49          76         113         157
   Other fees and service charges                              333         302         632         575
   Brokerage and insurance commissions                         249         269         508         589
   Net loss on investments in unconsolidated affiliates        (53)        (32)        (89)        (74)
   Gains on sales of loans and servicing rights                153          17         228          34
   Increase in cash surrender value of life insurance          203         187         497         598
   Other                                                        54          38         103          76
                                                          --------    --------    --------    --------
      Total other income                                       988         857       1,992       1,955

Other Expense:
   Salaries and employee benefits                            1,639       1,640       3,238       3,336
   Net occupancy expense                                       364         384         745         730
   Federal insurance premium                                    17          18          35          38
   Data processing expense                                      68          78         137         143
   Printing and office supplies                                 76          86         164         162
   Amortization of intangible assets                            44          46          88          91
   Other                                                       530         496       1,009         938
                                                          --------    --------    --------    --------
      Total other expense                                    2,738       2,748       5,416       5,438
                                                          --------    --------    --------    --------
Income before income taxes                                   1,062       1,163       2,530       2,617

Income taxes                                                   282         287         697         676
                                                          --------    --------    --------    --------
Net Income                                                $    780    $    876    $  1,833    $  1,941
                                                          ========    ========    ========    ========

Basic Earnings Per Share                                  $   0.25    $   0.28    $   0.58    $   0.62
                                                          ========    ========    ========    ========
Diluted Earnings Per Share                                $   0.25    $   0.28    $   0.58    $   0.62
                                                          ========    ========    ========    ========
Dividends Declared Per Share                              $   0.15    $   0.15    $   0.30    $   0.30
                                                          ========    ========    ========    ========

See accompanying notes.

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                                 (In thousands)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              2001          2000
                                                           -------------------------
OPERATING ACTIVITIES
Net income                                                  $  1,833      $ 1,941
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real estate owned         180          179
    Depreciation and amortization                                467          233
    Equity in loss of limited partnership                         89           74
    Mortgage servicing rights amortization                        87           48
    Goodwill amortization                                         88           91
    Losses on sales of real estate owned                           1           27
    Increase in cash surrender value of life insurance          (497)        (598)
    Mortgage loans originated for sale                       (27,679)      (3,584)
    Proceeds from sales of mortage loans                      26,189        3,426
    Gains on sales of loans and servicing rights                (228)         (34)
    Decrease in other assets                                     580          130
    Increase (decrease) in drafts payable                        (19)         303
    Decrease in other liabilities                               (494)        (591)
                                                           ---------    ---------
       Net cash provided by operating activities                 597        1,645

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits                  --          1,399
  Proceeds from calls of securities held to maturity          21,155         --
  Principal collected on mortgage-backed securities            1,562        2,183
  Decrease (increase) in net change in loans                  24,338      (53,083)
  Proceeds from sale of real estate owned                        147           84
  Net purchases of premises and equipment                        (93)        (516)
  Purchase of Federal Home Loan Bank stock                       (52)      (1,389)
  Other investing activities                                      (4)           5
                                                           ---------    ---------
       Net cash provided (used) by investing activities       47,053      (51,317)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                  (3,864)       2,611
  Net change in certificates of deposit                       18,937        7,309
  Advances from Federal Home Loan Bank                        17,500      175,200
  Repayment of Federal Home Loan Bank advances               (82,398)    (143,955)
  Proceeds from notes payable                                   --          2,770
  Repayment of notes payable                                    (690)         (90)
  Proceeds from exercise of stock options                       --              8
  Cash dividends paid                                           (944)        (944)
                                                           ---------    ---------
       Net cash provided (used) by financing activities      (51,459)      42,909
                                                           ---------    ---------
Decrease in cash and cash equivalents                         (3,809)      (6,763)

Cash and cash equivalents at beginning of period              19,031       19,933
                                                           ---------    ---------
Cash and cash equivalents at end of period                 $  15,222    $  13,170
                                                           =========    =========
Supplemental information:
  Interest paid                                            $  12,884    $  11,374
  Income taxes paid                                              100          625

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE A - - BASIS OF PRESENTATION

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q)" and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000, and the results of operations for the three month and six month periods ended June 30, 2001 and 2000 and changes in cash flows for the six months ended June 30, 2001 and 2000. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The Company had two bank subsidiaries, ABT and Ameriana Bank of Ohio ("ABO") which were merged in October 2000. ABT is the surviving entity and all information has been combined for prior years. The Company's application for conversion of ABT to an Indiana chartered savings bank was approved by the Indiana Department of Financial Institutions during the first quarter of 2001. The Company was approved as a bank holding company during second quarter of 2001 and the conversion of ABT to a state chartered savings bank was effective at the close of business on June 29, 2001.


NOTE B - - SHAREHOLDERS' EQUITY

On May 24, 2001, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $471,992, was accrued for payment to shareholders of record on June 15, 2001, and was paid on July 6, 2001. Total year-to-date dividends declared are $943,985. Payment was made on 3,146,616 shares outstanding, the same as at December 31, 2000 and March 31, 2001, as no stock options have been exercised during 2001.

The Company's net income decreased $96,000, or 10.96%, to $778,000 ($.25 basic and diluted earnings per share) for the quarter ended June 30, 2001, compared to $876,000 ($.28 basic and diluted earnings per share) for the same period in 2000. The year-to-date net income decreased $108,000, or 5.56%, to $1,833,000 ($.58 basic and diluted earnings per share) for the six months ended June 30, 2001, compared to $1,941,000 ($.62 basic and diluted earnings per share) for the first two quarters of 2000.

Earnings per share were computed as follows:

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                             2001                         2000
--------------------------------------------------------------------------------------------------
                                             Weighted    Per                Weighted     Per
                                             Average     Share              Average      Share
                                   Income    Shares      Amount   Income    Shares       Amount
--------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders            $779,504  3,146,616   $.25     $875,722  3,146,616    $ .28
Effect of dilutive stock options          -        264                   -         78
--------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions            $779,504  3,146,880   $.25     $875,722  3,146,694    $ .28
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
                                                  Six Months Ended June 30,
                                                  -------------------------
                                              2001                          2000
--------------------------------------------------------------------------------------------------
                                             Weighted    Per                Weighted     Per
                                             Average     Share              Average      Share
                                 Income      Shares      Amount  Income     Shares       Amount
--------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $1,833,321  3,146,616   $.58   $1,940,821  3,146,285    $ .62
Effect of dilutive stock options          -        210                   -        136
--------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $1,833,321  3,146,826   $.58   $1,940,821  3,146,421    $ .62
--------------------------------------------------------------------------------------------------


AMERIANA BANCORP AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


General
-------

This Form 10-Q may contain statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

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

Effective June 29, 2001, the Company's principal subsidiary, Ameriana Bank & Trust of Indiana, converted from a federal savings bank to an Indiana savings bank and is now known as Ameriana Bank and Trust, SB ("ABT"). Since the lending and investment authorities of Indiana savings banks are similar to those of federal savings banks, the conversion is not expected to have a material effect on the range of activities in which ABT may engage. The conversion, however, is expected to result in lower operating expenses since the State of Indiana assesses institutions for examinations at a lower rate than the Office of Thrift Supervision which examined ABT as a federal savings bank. As the result of the conversion, the Company became a bank holding company subject to regulation and supervision by the Federal Reserve Board. As a bank holding company, the Company will become subject to capital requirements at the holding company level. In addition, the Company will only be permitted to engage in those activities that the Federal Reserve Board has previously determined are closely related to banking. The Company, however, does not believe that these requirements will have a material effect on its operations.

RESULTS OF OPERATIONS
---------------------

During the first six months of 2001, the loan volume decreased $27,557,000 compared to the first six months of 2000, and the major portion, mortgage loan volume, consisted of fixed rate loans that are sold to the secondary market. The sold loans increased $22,763,000 and the total outstanding loans decreased $24,604,000, or 6.17%, during the six months to $374,171,000 at June 30, 2001, from $398,775,000 at December 31, 2000. The commercial real estate loans and other commercial loans increased by $16,661,000, or 29.75%, to $72,672,000 at June 30, 2001, from $56,011,000 at June 30, 2000. This increase is due to originations and to purchases of commercial loans. The mortgage loans held for sale increased to $1,817,000 at June 30, 2001, from $203,000 at December 31, 2000. This is the amount of loans sold and not delivered at quarter end and reflects the increase in demand for fixed rate verses variable rate mortgage loans. See comments on other income for detail of gains on loans sold.

Investment securities decreased $21,163,000, or 24.08%, during the six months to $66,738,000 at June 30, 2001, from $87,901,000 at December 31, 2001. This reduction is due to $21,155,000 of securities being called and the balance from amortization of premium and accretion of discount. The rate reductions during the first six months of 2001 has resulted in these calls and makes the investment portfolio subject to further calls in 2001. The mortgage-backed securities reduction of $1,669,000, or 14.14%, to $10,137,000 at June 30, 2001,
from $11,806,000 at December 31, 2001 is due to normal runoff increased by payoffs due to the lower mortgage rates and no purchases in 2001.

The net interest spread, difference between yield on interest-earning assets and cost on interest-bearing liabilities, has decreased .16% during the second quarter of 2001 compared to the same period in 2000 and has decreased .11% during the first six months of 2001 compared to 2000. Interest rates in general have decreased during 2001, and using the Prime rate as an indicator, it has decreased six times during the first six months of 2001, from 9.50% at December 31,2000, to 6.75% at June 30, 2001, compared to increasing three times in the first six months of 2000, starting at 8.50% at December 31, 1999 and increasing to 9.50% at June 30, 2000. Prime averaged 7.34% during the second quarter of 2001 compared to 9.25% during the second quarter of 2000 and 7.98% during the first six months of 2001 compared to 8.97% for the first six months of 2000. The net interest spread decrease is due to the interest yield decrease of .02% on interest-earning average assets for the second quarter being more than offset by the .14% rate increase in cost on interest-bearing average liabilities for the second quarter. Average loans outstanding decreased during the second quarter due mostly to sales to the secondary market of fixed rate mortgages being originated. The larger increase of the cost of liabilities has resulted from increased rates on the Federal Home Loan Bank ("FHLB") borrowings and deposit costs during 2001. During 2000 the FHLB borrowings and certificates of deposits were extended to longer-term borrowings to more closely match asset maturities in order to lower the interest rate risk and resulted in increased costs during 2001 and especially the second quarter of 2001. The yield on average earning assets increased .24% during the first half of 2001 while the yield on average interest bearing liabilities increased .35%.

The following table summarizes the Company's average net interest-earning assets which is the difference between average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the second quarter and first six months of 2001 and 2000:

                                     Three Months Ended     Six Months Ended
                                     ------------------     ----------------
                                            June 30,           June 30,
                                            --------           --------
                                        2001      2000       2001      2000
                                        ----      ----       ----      ----
                                           (Dollars in Thousands)
                                           ----------------------
  Interest-earning assets            $477,221  $478,867    $487,766  $466,232
  Interest-bearing liabilities        449,805   445,795     464,919   436,713
                                      -------   -------     -------   -------

     Net interest-earning assets     $ 27,416  $ 33,072    $ 22,847  $ 29,519
                                      -------   -------     -------   -------
  Average yield on:
     Interest-earning assets             7.66%     7.68        7.85%     7.61%
     Interest-bearing liabilities        5.54      5.40        5.58      5.23
                                         ----      ----        ----      ----
        Net interest spread              2.12%     2.28%       2.27%     2.38%
                                         ----      ----        ----      ----

Net interest income for the second quarter 2001 was $2,902,000 and was $261,000 and 8.25% less than $3,163,000 during the second quarter of 2000. This decrease is due to interest income decreasing and interest expense increasing. The $40,000 decrease in interest income on average interest-earning assets is a combination of a decrease of $10,000 because of the decrease in the volume mix of average outstanding interest-bearing assets plus $30,000 because of decreased rates on average interest-earning assets. The increase of $221,000 in cost of interest-bearing liabilities is a combination of a decrease of $73,000 from lower average balances and $294,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.43% for the second quarter 2001 compared to 2.66% for the second quarter of 2000.

Net interest income for the first six months of 2001 was $6,134,000 and was $145,000 and 2.31% less than $6,279,000 during the first six months of 2000. This decrease is due to higher interest income being more than offset by higher interest expense. The $1,342,000 increase in interest income on average interest-earning assets is a combination of an increase of $883,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $459,000 because of increased rates on average interest-earning assets. The increase of $1,487,000 in cost of interest-bearing liabilities is a combination of an increase of $732,000 from higher average balances and $755,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.54% for the first six months of 2001 compared to 2.71% for the first six months of 2000.

The following table sets forth the details of the rate and volume change for the second quarter and first six months of 2001 compared to the second quarter and first six months of 2000, respectively:

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                          2001 vs. 2000                   2001 vs. 2000
                                                          -------------                   -------------
                                                       Increase (Decrease)             Increase (Decrease)
                                                         Due to Change in               Due to Change in
                                                         ----------------               ----------------
                                                                     (Dollars in Thousands)
                                                                      ---------------------
                                                   Volume    Rate    Net Change    Volume     Rate    Net Change
                                                   ------    ----    ----------    ------     ----    ----------
Interest Income:
   Loans and mortgage-backed securities            $ 215    $ 113      $ 102       $1,179    $ 287      $1,466
   Other interest-earning assets                    (225)      83       (142)        (296)     172        (124)
                                                    -----     ---       ----         ----     ----       -----
   Total interest-earning assets                     (10)     (30)       (40)         883      459       1,342
                                                    ----     ----       ----         ----     ----       -----
Interest Expense:
   Deposits                                          384      250        634          635      657       1,292
   FHLB advance and other loans                     (457)      44       (413)          97       98         195
                                                    ----      ---       ----          ---     ----       -----
   Total interest-bearing liabilities                (73)     294        221          732      755       1,487
                                                    ----     ----       ----          ---     ----       -----
   Change in net interest income                   $  63    $(324)     $(261)      $  151    $(296)     $ (145)
                                                    ----     ----       ----        -----     ----       -----

The provision for loan losses was $90,000 during the second quarter of 2001 compared to $109,000 during the same period in 2000. The provision for loan losses for the six months ended June 30, 2001, was $180,000 compared to $179,000 for the first six months of 2000. Net charge-offs were $6,000 and $420,000 for 2001 and 2000 first six months, respectively. A large portion of the net charge-offs during 2000 included a loan for

$172,000 charged-off during the first quarter and it had been identified and provided for during the last quarter of 1999. Another large portion of the 2000 charge-offs included a loan charged-off during the second quarter for $205,000, which may be at least partially recovered, but the recovery may take years to complete. The following table summarizes the Company's non-performing assets at:

                                          June 30,    December 31,     June 30,
                                             2001          2000           2000
                                             ----          ----           -----
                                                  (Dollars in Thousands)
                                                  ----------------------
     Loans:
       Non-accrual                         $1,438       $  801         $  619
       Over 90 days delinquent                411          747             38
     Trouble debt restructured                  0          609            640
     Real estate owned (at market value)      193          125            100
                                            -----        -----          -----

               Total                       $2,042       $2,282         $1,397
                                            -----        -----          -----

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which are inherent in the non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .44%, .37% and .34% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

Total other income for the second quarter of 2001 increased $131,000 and 15.29% to $988,000 from $857,000 in the same period during 2000. Total other income for the six months ended June 30, 2001, was up $37,000 and 1.89% to $1,992,000 from $1,955,000 during the first six months of 2000. As noted earlier, sales of loans to the secondary market increased in 2001 compared to 2000 and gains on sales of loans and servicing rights during the second quarter of 2001 increased $136,000 to $153,000 from $17 during the same period in 2000. Gains on sales of loans and servicing rights increased $194,000 during the six months ended June 30, 2001, to $228,000 from $34,000 during the same period in 2000. Brokerage and insurance commissions decreased $20,000 and 7.43% for the three months and $81,000 and 13.75% for the six months due to ceasing operations of a title insurance company. Net loan servicing fees were down $27,000, or 35.53%, for the three months and $44,000, or 28.03% for the six months. Total sold loans serviced is increasing during 2001 but it still averages less than the amount serviced during the first six months of 2000. Cash surrender value of life insurance had increased $16,000, or 8.56%, during the last three months of 2001 compared to 2000 and decreased $101,000, or 16.89% to $497,000 in 2001 versus $598,000 in
2000. The first quarter adjustments to cash surrender value of life insurance policies during both 2001 and 2000 included adjustments to increase the prior years estimated insurance income. The first quarter 2000 increase was significantly higher due to a one-time adjustment to certain cash surrender values on life insurance policies carried on retired executives.

Total other expense decreased $10,000, or .36%, to $2,738,000 during the second quarter of 2001 from $2,748,000 during the same period in 2000 and decreased $22,000, or .40%, to $5,416,000 during the first six months of 2001 from $5,438,000 during the first six months of 2000. Expenses continue to be an area of concentration for the Corporation. The merger of the Indiana and Ohio banks in October 2000 contributed to part of the reduction of expenses during the year 2001.

FINANCIAL CONDITION
-------------------

The parent company's source of funds is dependent upon receipt of dividends from the bank subsidiary, ABT. ABT's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of June 30, 2001, the Company's cash and interest-bearing demand deposits totaled $15,222,000, or 3.00%, of total assets. This compares with $19,031,000, or 3.41%, of total assets at December 31, 2000. ABT had a liquidity ratio of 12.62% at June 30, 2001, which management feel is adequate to meet future cash requirements.

The regulatory minimum net worth requirement of 8% for ABT under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at June 30, 2001, was $22,996,000. At June 30, 2001, ABT had total risk-based capital of $43,863,000 and a 15.26% ratio.

At June 30, 2001, the Company's commitments for loans in process and loan commitments totaled $23,044,000. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK

The banks exposure to interest rate changes and market risk is reviewed on a quarterly basis by the Asset/Liability Committee and the Board of Directors. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on the net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value ("NPV") is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

NPV represents the market value of portfolio equity and is equal to the estimated market value of assets minus the estimated market value of liabilities. The model uses a number of assumptions, including the relative levels of market interest rates and prepayments in mortgage loans and certain types of callable investments. These computations do not contemplate any actions management may undertake to reposition the assets and liabilities in response to changes in the interest rate, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the model of computing NPV. Should interest rates remain or decrease below present levels, the portion of adjustable rate loans could decrease in future periods due to loan refinancing or payoff activity. In the event of an interest rate change, pre-payment levels would likely be different from those assumed in the model and the ability of borrowers to repay their adjustable rate loans may decrease during rising interest rate environments.

The ABT information below provides and assessment of the risk of NPV in the event of sudden and sustained 2% increases and decreases in prevailing interest rates as of June 30, 2001 (Dollars in Thousands).

--------------------------------------------------------------------------------------------------------------------
                                                                                         NPV as Percent of
                                      Net Portfolio Value                            Present Value of Assets
--------------------------------------------------------------------------------------------------------------------
 Change              Dollar                Dollar                Percent
in Rates             Amount                Change                Change               NPV Ratio             Change
--------------------------------------------------------------------------------------------------------------------
                                           (Dollars in thousands)

   +2%              $31,839               $-10,518                -24.83%              6.59%               -178  bp*
Base or 0%           42,357                                                            8.37
   -2%               38,965                 -3,392                 -8.01               7.55                 -82  bp

* basis points

Prior to changing to an Indiana state chartered savings bank, ABT used a model provided by its regulator, The Office of Thrift Supervision ("OTS"). The information provided in previous quarterly 10-Q's and 10-K's was the OTS model results. With the conversion being anticipated, ABT had processed its quarterly interest bearing asset and liability information on the analysis model used to provide the above results for June 30, 2001.
                                                                              12

Provided below for comparative purposes only, are the analysis results for the prior two quarters ended the March 31, 2001 and December 31, 2000 using the same analysis model as used at quarter ended June 30, 2001.

Results for the quarter ended March 31, 2001:

---------------------------------------------------------------------------------------------------------------
                                                                                      NPV as Percent of
                                 Net Portfolio Value                               Present Value of Assets
---------------------------------------------------------------------------------------------------------------
 Change         Dollar                Dollar                Percent
in Rates        Amount                Change                Change               NPV Ratio             Change
---------------------------------------------------------------------------------------------------------------
                                      (Dollars in thousands)

   +2%         $29,516               $-12,055                -29.00%              5.93%               -201  bp*
Base or 0%      41,571                                                            7.94
   -2%          39,589                 -1,982                 -4.77               7.39                 -55  bp


Results for the quarter ended December 31, 2000:

----------------------------------------------------------------------------------------------------------------
                                                                                       NPV as Percent of
                                  Net Portfolio Value                               Present Value of Assets
----------------------------------------------------------------------------------------------------------------
 Change          Dollar                Dollar                Percent
in Rates         Amount                Change                Change               NPV Ratio             Change
----------------------------------------------------------------------------------------------------------------
                                       (Dollars in thousands)
   +2%          $32,319               $-15,008                -31.71%              6.13%               -239  bp*
Base or 0%       47,327                                                            8.52
   -2%           46,856                   -471                  -.99               8.22                 -30  bp


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
           -----------------------------

           Not Applicable


ITEM 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

           On May 24, 2001, the Company held its 2001 annual meeting of shareholders. A total of 2,643,813 shares, or 84.02% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

           Two Directors were nominated by the Company's Board of Directors to serve new three-year terms expiring in 2003. The nominees and the voting results for each are listed below:
                                                 For               Withheld
                                                 ---               --------
           Donald C. Danielson          2,607,935   98.6%      35,878   1.4%
           Paul W. Prior                2,609,282   98.7%      34,531   1.3%

           The following Directors, whose three year terms of service have not expired, continue as Directors of the Company:
                Harry J. Bailey, Charles M. Drackett Jr., R. Scott Hayes, Michael E. Kent and Ronald R. Pritzke.

           The Shareholders ratified the appointment of Olive LLP (name changed to BKD, LLP due to merger on June 1, 2001,) as auditors for the Company for the fiscal year ended December 31, 2001. A total of 2,622,175 and 99.2% of shares voted in favor of this proposal, 13,922 and .5% of shares voted against the proposal and 7,716 and .3% of shares abstained from voting on the proposal.

           There were no broker non-votes on either of the above two shareholder votes shown above.


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




DATE: August 8, 2001            /s/ Harry J. Bailey
      --------------            -------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: August 8, 2001            /s/ Richard E. Welling
      --------------            ----------------------
                                Richard E. Welling
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)