Form 10-Q
period 2001-09-30
AMERIANA BANCORP
filed 2001-11-13
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended:
---------------------

     September 30, 2001                    Commission File Number  0-18392
                                                                   -------


                                Ameriana Bancorp

Indiana                                            35-1782688
-------------------------------        ---------------------------------
(State or other jurisdiction of        (I.R.S. employer identification
 incorporation or organization)         number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

                                            YES  XX     NO __
                                                 --

As of November 12, 2001, there were issued and outstanding 3,146,616 shares of the registrant's common stock.


                                  1 of 15 Pages

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        -------

     ITEM 1 - Financial statements

              Consolidated Condensed Statements of Condition
              as of September 30, 2001, December 31, 2000 and
              September 30, 2000 . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Condensed Statements of Income for
              the Three and Nine Months Ended
              September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . 4

              Consolidated Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000. . . . . . . . . 5

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 6


     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 8

     ITEM 3 - Quantitative and Qualitative Disclosure
              About Interest Rate Risk . . . . . . . . . . . . . . . . . . . 12


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I  -  FINANCIAL INFORMATION

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CONDITION - Unaudited
                        (In thousands, except share data)

                                                         September 30,  December 31, September 30,
                                                              2001         2000          2000
                                                         -------------  ------------ ------------
Assets

  Cash on hand and in other institutions                   $   6,530    $  14,609    $   8,610
  Interest-bearing demand deposits                            14,083        4,422        4,144
  Interest-bearing time deposits                                --           --           --
  Investment securities held to maturity  (fair
     value of  $33,177, $86,152
     and $83,011, respectively)                               33,278       87,901       87,859
  Mortgage-backed securities held to maturity (fair
     value of $50,723, $11,711
     and $11,847, respectively)                               50,614       11,806       11,991
  Mortgage loans held for sale                                 3,029          203          591
  Loans receivable                                           365,262      398,775      385,581
  Allowance for loan losses                                   (1,726)      (1,489)      (1,400)
                                                           ---------    ---------    ---------
      Net loans receivable                                   363,536      397,286      384,181
  Real estate owned                                              143          125           27
  Premises and equipment                                       6,870        7,097        7,340
  Stock in Federal Home Loan Bank                              7,344        7,265        6,053
  Mortgage servicing rights                                      914          847          852
  Investments in unconsolidated affiliates                       858        1,037        1,065
  Intangible assets                                            1,546        1,670        1,715
  Cash surrender value of life insurance                      17,807       17,089       16,902
  Other assets                                                 4,831        5,931        4,685
                                                           ---------    ---------    ---------
          Total assets                                     $ 511,383    $ 557,288    $ 536,015
                                                           =========    =========    =========
Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                               $  20,302    $  12,927    $  17,057
         Interest-bearing                                    371,210      354,668      353,895
                                                           ---------    ---------    ---------
            Total deposits                                   391,512      367,595      370,952
  Advances from Federal Home Loan Bank                        66,405      138,751      111,717
  Notes payable                                                1,330        2,421        2,420
  Drafts payable                                               3,227        3,039        3,407
  Advances by borrowers for taxes and insurance                  959          939        1,174
  Other liabilities                                            5,071        2,832        4,920
                                                           ---------    ---------    ---------
          Total liabilities                                  468,504      515,577      494,590

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                              --           --           --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,146,616; 3,146,616 and 3,146,616, respectively)       3,147        3,147        3,147
  Additional paid-in capital                                     499          499          499
  Retained earnings-substantially restricted                  39,233       38,065       37,779
                                                           ---------    ---------    ---------
          Total shareholders' equity                          42,879       41,711       41,425
                                                           ---------    ---------    ---------
          Total liabilities and shareholders' equity       $ 511,383    $ 557,288    $ 536,015
                                                           =========    =========    =========

See accompanying notes.

                         AMERIANA BANCORP AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME - Unaudited
                         (In thousands, except share data)

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
                                                            ------------------     -------------------
                                                             2001        2000       2001        2000
                                                            ------      ------     -------     -------
Interest Income:
   Interest on loans                                        $7,128      $7,665     $22,503     $21,513
   Interest on mortgage-backed securities                      214         223         621         691
   Interest on investment securities                           926       1,514       3,752       4,540
   Other interest and dividend income                          297         177         685         489
                                                            ------      ------     -------     -------
      Total interest income                                  8,565       9,579      27,561      27,233

Interest Expense:
   Interest on deposits                                      4,696       4,551      14,272      12,835
   Interest on FHLB advances and other loans                 1,072       2,015       4,358       5,106
                                                            ------      ------     -------     -------
      Total interest expense                                 5,768       6,566      18,630      17,941
                                                            ------      ------     -------     -------
Net interest income                                          2,797       3,013       8,931       9,292

Provision for Loan Losses                                       90         119         270         298
                                                            ------      ------     -------     -------
Net interest income after provision for loan losses          2,707       2,894       8,661       8,994

Other Income:
   Net loan servicing fees                                      51          66         164         223
   Other fees and service charges                              325         318         957         893
   Brokerage and insurance commissions                         256         255         764         844
   Net loss on investments in unconsolidated affiliates        (90)        (40)       (179)       (114)
   Gains on sales of loans and servicing rights                180          28         408          62
   Increase in cash surrender value of life insurance          220         187         717         785
   Other                                                        57          43         160         119
                                                            ------      ------     -------     -------
      Total other income                                       999         857       2,991       2,812

Other Expense:
   Salaries and employee benefits                            1,590       1,614       4,828       4,950
   Net occupancy expense                                       376         394       1,121       1,124
   Federal insurance premium                                    19          18          54          56
   Data processing expense                                      77          65         214         208
   Printing and office supplies                                 87          65         251         227
   Amortization of intangible assets                            36          46         124         137
   Other                                                       505         452       1,514       1,390
                                                            ------      ------     -------     -------
      Total other expense                                    2,690       2,654       8,106       8,092
                                                            ------      ------     -------     -------
Income before income taxes                                   1,016       1,097       3,546       3,714

Income taxes                                                   265         234         962         910
                                                            ------      ------     -------     -------
Net Income                                                  $  751      $  863     $ 2,584     $ 2,804
                                                            ======      ======     =======     =======

Basic Earnings Per Share                                    $ 0.24      $ 0.27     $  0.82     $  0.89
                                                            ======      ======     =======     =======
Diluted Earnings Per Share                                  $ 0.24      $ 0.27     $  0.82     $  0.89
                                                            ======      ======     =======     =======
Dividends Declared Per Share                                $ 0.15      $ 0.15     $  0.45     $  0.45
                                                            ======      ======     =======     =======


See accompanying notes.

                        AMERIANA BANCORP AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                                 (In thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                            ----------------------
                                                              2001          2000
                                                            ---------    ---------
OPERATING ACTIVITIES
Net income                                                  $   2,584    $   2,804
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provisions for losses on loans and real estate owned          270          298
    Depreciation and amortization                                 625          371
    Equity in loss of limited partnership                         179          114
    Mortgage servicing rights amortization                        136           81
    Goodwill amortization                                         124          137
    Losses on sales of real estate owned                            3           13
    Increase in cash surrender value of life insurance           (717)        (785)
    Mortgage loans originated for sale                        (47,101)      (6,349)
    Proceeds from sales of mortage loans                       44,480        6,004
    Gains on sales of loans and servicing rights                 (407)         (62)
    Decrease in other assets                                    1,098          533
    Increase (decrease) in drafts payable                         188         (494)
    Increase (decrease) in other liabilities                    2,258        1,945
                                                            ---------    ---------
       Net cash provided by operating activities                3,720        4,610

INVESTING ACTIVITIES
  Net change in interest-bearing time deposits                   --          1,499
  Purchase of investment securities held to maturity           (1,000)        --
  Proceeds from calls of securities held to maturity           55,605         --
  Purchase of mortgage-backed securities held to maturity     (41,261)        --
  Principal collected on mortgage-backed securities             2,362        2,941
  Decrease (increase) in net change in loans                   33,228      (59,241)
  Proceeds from sale of real estate owned                         279          156
  Net purchases of premises and equipment                        (225)        (680)
  Purchase of Federal Home Loan Bank stock                        (79)      (1,711)
  Other investing activities                                     (112)        (164)
                                                            ---------    ---------
       Net cash provided (used) by investing activities        48,797      (57,200)

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                    1,619         (154)
  Net change in certificates of deposit                        22,298       15,347
  Advances from Federal Home Loan Bank                         17,500      219,400
  Repayment of Federal Home Loan Bank advances                (89,846)    (190,194)
  Proceeds from notes payable                                    --          2,861
  Repayment of notes payable                                   (1,090)        (440)
  Proceeds from exercise of stock options                        --              8
  Cash dividends paid                                          (1,416)      (1,416)
                                                            ---------    ---------
       Net cash provided (used) by financing activities       (50,935)      45,412
                                                            ---------    ---------
Decrease in cash and cash equivalents                           1,582       (7,178)

Cash and cash equivalents at beginning of period               19,031       19,933
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $  20,613    $  12,755
                                                            =========    =========
Supplemental information:
  Interest paid                                             $  10,772    $  15,778
  Income taxes paid                                               520          841

See accompanying notes.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

NOTE A - - BASIS OF PRESENTATION

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000, and the results of operations for the three month and nine month periods ended September 30, 2001 and 2000, and changes in cash flows for the nine months ended September 30, 2001 and 2000. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The Company had two bank subsidiaries, ABT and Ameriana Bank of Ohio ("ABO") which were merged in October 2000. ABT is the surviving entity and all information has been combined for prior years. The Company's application for conversion of ABT to an Indiana chartered savings bank was approved by the Indiana Department of Financial Institutions during the first quarter of 2001. The Company was approved as a bank holding company during second quarter of 2001 and the conversion of ABT to a state-chartered savings bank was effective at the close of business on June 29, 2001.


NOTE B - - SHAREHOLDERS' EQUITY

On August 27, 2001, the Board of Directors declared a quarterly cash dividend of $.15 per share. This dividend, totaling $471,992, was accrued for payment to shareholders of record on September 14, 2001, and was paid on October 5, 2001. Total year-to-date dividends declared are $1,415,977. Payment was made on 3,146,616 shares outstanding; the same as at December 31, 2000, March 31 and June 30, 2001, as no stock options have been exercised during 2001.

The Company's net income decreased $112,000, or 12.98%, to $751,000 ($.24 basic and diluted earnings per share) for the quarter ended September 30, 2001, compared to $863,000 ($.27 basic and diluted earnings per share) for the same period in 2000. The year-to-date net income decreased $220,000, or 7.85%, to $2,584,000 ($.82 basic and diluted earnings per share) for the nine months ended September 30, 2001, compared to $2,804,000 ($.89 basic and diluted earnings per share) for the first three quarters of 2000.

Earnings per share were computed as follows:

                                              Three Months Ended September 30,
                                              --------------------------------
                                             2001                         2000
---------------------------------------------------------------------------------------------------------
                                             Weighted    Per                Weighted     Per
                                             Average     Share              Average      Share
                                   Income    Shares      Amount   Income    Shares       Amount
---------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders            $750,648  3,146,616   $.24     $863,358  3,146,616    $ .27
Effect of dilutive stock options         --      3,066     --           --         55       --
---------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions            $750,648  3,149,682   $.24     $863,358  3,146,671    $ .27
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------

                                                Nine Months Ended September 30,
                                                -------------------------------
                                              2001                          2000
---------------------------------------------------------------------------------------------------------
                                             Weighted    Per                Weighted     Per
                                             Average     Share              Average      Share
                                 Income      Shares      Amount  Income     Shares       Amount
---------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
  Income available to
    Common shareholders          $2,583,969  3,146,616   $.82   $2,804,179  3,146,396    $ .89
Effect of dilutive stock options         --      1,150     --           --        108       --
---------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
  Income available to
    common shareholders and
    assumed conversions          $2,583,969  3,147,766   $.82   $2,804,179  3,146,504    $ .89
---------------------------------------------------------------------------------------------------------

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

Effective June 29, 2001, the Company's principal subsidiary, Ameriana Bank & Trust of Indiana, converted from a federal savings bank to an Indiana savings bank and is now known as Ameriana Bank and Trust, SB ("ABT"). Since the lending and investment authorities of Indiana savings banks are similar to those of federal savings banks, the conversion is not expected to have a material effect on the range of activities in which ABT may engage. The conversion, however, is expected to result in lower operating expenses since the State of Indiana assesses institutions for examinations at a lower rate than the Office of Thrift Supervision, which examined ABT as a federal savings bank. As the result of the conversion, the Company became a bank holding company subject to regulation and supervision by the Federal Reserve Board. As a bank holding company, the Company will become subject to capital requirements at the holding company level. In addition, the Company will only be permitted to engage in those activities that the Federal Reserve Board has previously determined are closely related to banking. The Company, however, does not believe that these requirements will have a material effect on its operations.

RESULTS OF OPERATIONS
---------------------

During the first nine months of 2001, the new loan volume decreased $5,517,000 compared to the first nine months of 2000, and the major portion, mortgage loan volume, consisted of fixed rate loans that are sold to the secondary market. The sold loans increased $38,476,000 and the total outstanding loans excluding loans held for sale, decreased $33,513,000, or 8.40%, during the nine months to $365,262,000 at September 30, 2001, from $398,775,000 at December 31, 2000. The commercial real estate loans and other commercial loans increased by $17,577,000, or 29.68%, to $76,789,000 at September 30, 2001, from $59,212,000 at September 30, 2000. This increase is due to originations and to purchases of commercial loans. The mortgage loans held for sale increased to $3,029,000 at September 30, 2001, from $203,000 at December 31, 2000. This is the amount of loans sold and not delivered at quarter end and reflects the increase in demand for fixed rate versus variable rate mortgage loans. See comments on other income for detail of gains on loans sold.

Investment securities decreased $54,623,000, or 62.14%, during the nine months to $33,278,000 at September 30, 2001, from $87,901,000 at December 31, 2001.
This reduction is due to $55,605,000 of securities being called and the balance from amortization of premium and accretion of discount. The rate reductions during the first nine months of 2001 have resulted in these calls and make the investment portfolio subject to further calls. The mortgage-backed securities increased $38,808,000, or 328%, to $50,614,000 at September 30, 2001, from
$11,806,000 at December 31, 2001. This increase is due to purchases of mortgage-backed securities in an effort to maintain the outstanding earning assets, but over $31 million settled on the last business day of September 2001, and will not provide earnings until the fourth quarter.

The net interest spread, difference between yield on interest-earning assets and cost on interest-bearing liabilities, has increased .07% during the third quarter of 2001 compared to the same period in 2000 and has decreased .04% during the first nine months of 2001 compared to 2000. Interest rates in general have decreased during 2001. Using the Prime rate as an indicator, it has decreased eight times during the first nine months of 2001, from 9.50% at December 31,2000, to 6.00% at September 30, 2001, compared to increasing three times in the first nine months of 2000, starting at 8.50% at December 31, 1999 and increasing to 9.50% at September 30, 2000. Prime averaged 6.61% during the third quarter of 2001 compared to 9.50% during the third quarter of 2000 and 7.34% during the first nine months of 2001 compared to 9.15% for the first nine months of 2000. The net interest spread rate increase is due to the interest yield decrease of .39% on interest-earning average assets for the third quarter being more than offset by the .46% rate decrease in cost on interest-bearing average liabilities for the third quarter. Average interest bearing assets decreased during the third quarter due to fixed rate mortgage loans being sold to the secondary market and to investments being called. The balance sheet was leveraged further in third quarter 2000 than 2001 and provided a larger net income with a lower net interest spread. The larger decrease of the cost of liabilities has resulted from decreased average rates on the Federal Home Loan Bank ("FHLB") borrowings, lower leveraging in 2001 verses 2000, and lower deposit costs during 2001. The leverage opportunities have not been present until late in the third quarter 2001 and have provided a lower net interest income for the quarter. The yield on average earning assets increased .03% during the first nine months of 2001 while the yield on average interest bearing liabilities increased .07% leaving the net interest spread lower by .04% during the first nine months of 2001 compared to the same period in 2000.

The following table summarizes the Company's average net interest-earning assets which is the difference between average interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the third quarter and first nine months of 2001 and 2000:

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        -------------         -------------
                                      2001        2000      2001         2000
                                      ----        ----      ----         ----
                                               (Dollars in Thousands)
  Interest-earning assets            $463,209  $493,805    $479,580  $475,423
  Interest-bearing liabilities        439,895   461,803     456,578   445,077
                                      -------   -------     -------   -------

     Net interest-earning assets     $ 23,314  $ 32,002    $ 23,002  $ 30,346
                                      -------   -------     -------   -------

  Average yield on:
     Interest-earning assets             7.33%     7.72%       7.68%     7.65%
     Interest-bearing liabilities        5.20      5.66        5.45      5.38
                                         ----      ----        ----      ----

        Net interest spread              2.13%     2.06%       2.23%     2.27%
                                         ----      ----        ----      ----

Net interest income for the third quarter 2001 was $2,797,000 and was $216,000 and 7.17% less than $3,013,000 during the third quarter of 2000. This decrease is due to interest income decreasing more than interest expense decreased. The $1,014,000 decrease in interest income on average interest-earning assets is a combination of a decrease of $529,000 because of the decrease in the volume mix of average outstanding interest-bearing assets plus $485,000 because of decreased rates on average interest-earning assets. The decrease of $798,000 in cost of interest-bearing liabilities is a combination of a decrease of $428,000 from lower average balances and $370,000 from decreased rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.40% for the third quarter 2001 compared to 2.43% for the third quarter of 2000.

Net interest income for the first nine months of 2001 was $8,931,000 and was $361,000 and 3.89% less than $9,292,000 during the first nine months of 2000. This decrease is due to higher interest income being more than offset by higher interest expense. The $328,000 increase in interest income on average interest-earning assets is a combination of an increase of $327,000 because of the increase in the volume mix of average outstanding interest-bearing assets plus $1,000 because of increased rates on average interest-earning assets. The increase of $689,000 in cost of interest-bearing liabilities is a combination of an increase of $297,000 from higher average balances and $392,000 from higher rates on average interest-bearing liabilities. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.49% for the first nine months of 2001 compared to 2.61% for the first nine months of 2000.

The following table sets forth the details of the rate and volume change for the third quarter and first nine months of 2001 compared to the third quarter and first nine months of 2000, respectively:

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                                          2001 vs. 2000                   2001 vs. 2000
                                                          -------------                   -------------
                                                       Increase (Decrease)             Increase (Decrease)
                                                         Due to Change in               Due to Change in
                                                         ----------------               ----------------
                                                                     (Dollars in Thousands)
                                                                      ---------------------
                                                  Volume     Rate    Net Change    Volume     Rate    Net Change
                                                  ------     ----    ----------    ------     ----    ----------
Interest Income:
   Loans and mortgage-backed securities            $(201)   $(345)   $  (546)       $ 969    $ (49)    $  920
   Other interest-earning assets                    (328)    (140)      (468)        (642)      50       (592)
                                                    ----     ----       ----         ----      ---      -----
   Total interest-earning assets                    (529)    (485)    (1,014)         327        1        328
                                                    ----    -----     ------         ----      ---
Interest Expense:
   Deposits                                          265     (120)       145          908      529      1,437
   FHLB advance and other loans                     (693)    (250)      (943)        (611)    (137)      (748)
                                                    ----     ----       ----         ----     ----      ------
   Total interest-bearing liabilities               (428)    (370)      (798)         297      392        689
                                                    ----     ----       ----         ----     ----      -----
   Change in net interest income                   $(101)   $(115)   $  (216)       $  30    $(391)    $ (361)
                                                     ----    ----     ------         ----     ----      -----

The provision for loan losses was $90,000 during the third quarter of 2001 compared to $119,000 during the same period in 2000. The provision for loan losses for the nine months ended September 30, 2001, was $270,000 compared to $298,000 for the first nine months of 2000. Net charge-offs were $33,000 and $432,000 for 2001 and 2000 first nine months, respectively. A large portion of the net charge-offs during 2000 included a loan for $172,000 charged-off during the first quarter and it had been identified and provided for during the last quarter of 1999. Another large portion of the 2000 charge-offs included a loan charged-off during the second quarter for $205,000, which may be at least partially recovered, but the recovery may take years to complete. The following table summarizes the Company's non-performing assets at:

                                          September 30,  December 31,  September 30,
                                             2001           2000           2000
                                             ----           ----           -----
                                                  (Dollars in Thousands)
                                                  ----------------------
     Loans:
       Non-accrual                         $1,227         $  801         $  597
       Over 90 days delinquent              1,941            747             37
     Trouble debt restructured                  0            609            198
     Real estate owned (at market value)      144            125             27
                                            -----          -----           ----
               Total                       $3,312         $2,282          $ 859
                                            -----          -----            ---

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which are inherent in the non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans at the end of the period was .47%, .37% and .36% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

Total other income for the third quarter of 2001 increased $142,000 and 16.57% to $999,000 from $857,000 in the same period during 2000. Total other income for the nine months ended September 30, 2001, was up $179,000 and 6.37% to $2,991,000 from $2,812,000 during the first nine months of 2000. As noted earlier, sales of loans to the secondary market increased in 2001 compared to 2000 and gains on sales of loans and servicing rights during the third quarter of 2001 increased $152,000 to $180,000 from $28,000 during the same period in 2000. Gains on sales of loans and servicing rights increased $346,000 during the nine months ended September 30, 2001, to $408,000 from $62,000 during the same period in 2000. Brokerage and insurance commissions increased $1,000 and .39% for the three months and decreased $80,000 and 9.48% for the nine months due to ceasing operations of a title insurance company. Net loan servicing fees were down $15,000, or 22.73%, for the three months and $59,000, or 26.46% for the nine months. Total sold loans serviced is increasing during 2001 but it still averages less than the amount serviced during the first nine months of 2000. Cash surrender value of life insurance increased $33,000, or 17.65%, during the last three months of 2001 compared to 2000 and decreased $68,000, or 8.66% to $717,000 in 2001 versus $785,000 in 2000. The first quarter adjustments to cash surrender value of life insurance policies during both 2001 and 2000 included adjustments to increase the prior years estimated insurance income. The first quarter 2000 increase was significantly higher due to a one-time adjustment to certain cash surrender values on life insurance policies carried on retired executives.

Total other expense increased $36,000, or 1.36%, to $2,690,000 during the third quarter of 2001 from $2,654,000 during the same period in 2000 and increased only $14,000, or .17%, to $8,106,000 during the first nine months of 2001 from $8,092,000 during the first nine months of 2000. Expenses continue to be an area of concentration for the Corporation. The merger of the Indiana and Ohio banks in October 2000 contributed to keeping expenses as low as possible in the year 2001 with only a small increase from 2000.

FINANCIAL CONDITION
-------------------

The parent company's source of funds is dependent upon receipt of dividends from the bank subsidiary, ABT. ABT's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of September 30, 2001, the Company's cash and interest-bearing demand deposits totaled $20,613,000, or 4.03%, of total assets. This compares with $19,031,000, or 3.41%, of total assets at December 31, 2000. ABT had a liquidity ratio of 14.99% at September 30, 2001, which management fees is adequate to meet future cash requirements.

The regulatory minimum net worth requirement of 8% for ABT under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at September 30, 2001, was $23,707,000. At September 30, 2001, ABT had total risk-based capital of $41,722,000 and a 14.08% ratio.

At September 30, 2001, the Company's commitments for loans in process and loan commitments totaled $33,562,000. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK

The Asset/Liability Committee and the Board of Directors review the bank's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on the net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value ("NPV") is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

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

The ABT information below provides and assessment of the risk of NPV in the event of sudden and sustained 2% increases and decreases in prevailing interest rates as of September 30, 2001 (Dollars in Thousands).

--------------------------------------------------------------------------------------
                                                              NPV as Percent of
                       Net Portfolio Value                  Present Value of Assets
--------------------------------------------------------------------------------------
 Change         Dollar       Dollar        Percent
in Rates        Amount       Change        Change         NPV Ratio        Change
--------------------------------------------------------------------------------------
                             (Dollars in thousands)
   +2%         $20,661      $-18,956       -47.85%        4.29%         -3.47 bp*
Base or 0%      39,617                                    7.76
   -2%          41,604         1,987        +5.02         7.96           +.20 bp

* basis points

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 and 142. SFAS No. 141, "Business Combinations" requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method. It also provides new criteria that determine whether an acquisition involving acquired intangible assets should be recognized separately from goodwill. This Statement does not presently affect the Company but would be followed in any future acquisitions.

SFAS No. 142, "Goodwill and Other Intangible Assets" will be effective for fiscal years beginning after December 15, 2001, and requires that upon adoption, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill recorded at the date of adoption and any future goodwill. Goodwill will not be amortized but will be reviewed for impairment at least once a year and adjusted by reduction of the carrying value of goodwill if the asset is impaired. At September 30, 2001, the Company had $1,316,000 of goodwill on its balance sheet that was being amortized at a rate of $125,000 annually.

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


                                 AMERIANA BANCORP




DATE: November 12, 2001         /s/ Harry J. Bailey
      -----------------         ------------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: November 12, 2001         /s/ Richard E. Welling
      -----------------         ------------------------------------
                                Richard E. Welling
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)