Form 10-K
period 2001-12-31
AMERIANA BANCORP
filed 2002-03-28
CIK 855574

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-18392

                                AMERIANA BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       INDIANA                                                    35-1782688
--------------------------------                             -------------------
 (State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2118 BUNDY AVENUE, NEW CASTLE, INDIANA                            47362-1048
--------------------------------------                       -------------------
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
                     ---------------------------------------

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                             -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market(SM) on March 20, 2002 was $41,408,545 (for purposes of this calculation, directors and executive officers are not treated as "non-affiliates").

As of March 21, 2002, there were issued and outstanding 3,147,463 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2002 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

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

GENERAL

     THE COMPANY. Ameriana Bancorp (the "Company") is a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956 ("BHCA"). The Company's principal subsidiary is Ameriana Bank and Trust, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the "Bank"). The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments which qualify for federal tax credits.

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

     Effective June 29, 2001, the Bank converted to an Indiana savings bank and adopted its present name, "Ameriana Bank and Trust, SB." As a result of the conversion, the Bank become subject to regulation by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC") rather than by the Office of Thrift Supervision, and the Company became a bank holding company. Since the lending and investment activities of Indiana savings banks are similar to those of federal savings bank, the conversion is not expected to have a material effect on the range of activities in which the Bank may engage.

     THE BANK. The Bank began operations in 1890. Since 1935, the Bank has been a member of the FHLB ("FHLB") System. Its deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Bank's main office is located at 2118 Bundy Avenue, New Castle, Indiana. The Bank also conducts business through eight Indiana branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon and New Palestine, Indiana and two Ohio branch offices located in Cincinnati and Maineville, Ohio. The Bank, through a wholly owned subsidiary, Ameriana Financial Services, Inc., has ownership interests in a life insurance underwriting firm located in New Orleans, Louisiana and in an Indiana title insurance agency, and offers a full line of investments and securities products through its brokerage center located in New Castle, Indiana. The Bank maintains a website at www.ameriana.com.

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, and to a lesser extent on multi-family housing and commercial property. The Bank also makes home improvement loans and consumer loans and through its subsidiary engages in insurance and brokerage activities. In 1999, the Bank established a Business Services Division to provide specialized lending and other banking services for business customers. As a result of the Business Services Division, commercial real estate loans have increased significantly during 2001, 2000 and 1999. Commercial mortgage and other commercial loans totaled $104.6 million,
$57.2 million and $31.9 million at December 31, 2001, 2000 and 1999, respectively. The Bank also began operating a Trust Department during 1999 which provides trust, investment and estate planning services. The principal sources of funds for the Bank's lending activities include deposits received from the general public, funds borrowed from the FHLB, principal amortization and prepayment of loans. The Bank's primary sources of income are interest and fees on loans and interest on investments. The Bank has from time to time purchased loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed securities. The Bank's principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank.

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

                                                                 AT DECEMBER 31,
                                            ----------------------------------------------------------------
                                                    2001               2000                        1999
                                            -----------------   -------------------     -------------------
                                            AMOUNT        %     AMOUNT          %       AMOUNT          %
                                            ------      -----   ------        -----     ------        -----
                                                                (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
  Commercial.............................   $  61,678    17.04%   $  35,615     8.57%     $  22,411     6.53%
  Residential loans.......................    208,683    57.66      295,573    71.17        249,704    72.72
  Construction loans......................     42,045    11.62       43,287    10.42         42,971    12.51
Commercial loans..........................     18,536     5.12        8,764     2.11          1,209     0.35
Consumer loans:
  Mobile home and auto loans..............     15,941     4.41       20,767     5.00         16,373     4.77
  Loans secured by deposits...............      1,348     0.37        1,598     0.38          1,392     0.40
  Home improvement loans..................        403     0.11          321     0.08          1,577     0.46
  Other...................................     13,294     3.67        9,431     2.27          7,762     2.26
                                            ---------    -----    ---------   ------      ---------    -----
     Total................................    361,928   100.00%     415,356   100.00%       343,399   100.00%
                                            ---------   ======    ---------   ======      ---------   ======

Less:
  Loans in process........................     12,725                16,724                  16,723
  Deferred loan fees......................          8                  (143)                   (129)
  Loan loss reserve.......................      1,730                 1,489                   1,534
                                            ---------             ---------               ---------
   Sub Total..............................     14,463                18,070                  18,128
                                            ---------             ---------               ---------
     Total................................  $ 347,465             $ 397,286               $ 325,271
                                            =========             =========               =========

                                                           AT DECEMBER 31,
                                               ----------------------------------------
                                                       1998                 1997
                                               ---------------------   ----------------
                                               AMOUNT          %        AMOUNT       %
                                               ------        -----     --------   -----
                                                     (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
  Commercial..............................      $ 15,282      5.55%   $  4,930     1.65%
  Residential loans.......................       205,636     74.69     249,818    83.53
  Construction loans......................        23,176      8.42       4,354     1.46
Commercial loans..........................           862      0.31          19     0.01
Consumer loans:
  Mobile home and auto loans..............        21,854      7.94      31,818    10.64
  Loans secured by deposits...............         1,351      0.49       1,308     0.44
  Home improvement loans..................         2,774      1.01       5,629     1.88
  Other...................................         4,387      1.59       1,177     0.39
                                                --------     -----    --------    -----
     Total................................       275,322    100.00%    299,053   100.00%
                                                --------    ======    --------   ======

Less:
  Loans in process........................        12,123                 4,876
  Deferred loan fees......................           102                    44
  Loan loss reserve.......................         1,284                 1,163
                                                --------              --------
   Sub Total..............................        13,509                 6,083
                                                --------              --------
     Total................................      $261,813              $292,970
                                                ========              ========

     The following table shows, at December 31, 2001, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                      AMOUNTS OF LOANS WHICH MATURE IN
                                -------------------------------------------------------------------------------
                                                                                2007 AND
                                    2002              2003 - 2006               THEREAFTER             TOTAL
                                  --------            -----------              ------------          ----------
                                                                     (IN THOUSANDS)
Type of Loan:
   Real estate mortgage.......  $   33,798             $   53,473               $ 225,135            $  312,406
   Other......................       9,642                 35,664                   4,216                49,522
                                ----------             ----------               ---------            ----------
      Total...................  $   43,440             $   89,137               $ 229,351            $  361,928
                                ==========             ==========               =========            ==========

     The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 2001 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                                      FIXED             ADJUSTABLE
                                                       RATE                RATE                  TOTAL
                                                   ----------           -----------            ---------
                                                                       (IN THOUSANDS)
          Real estate mortgage loans.............  $   93,399             $ 185,209            $ 278,608
          Other loans............................      39,880                    --               39,880
                                                   ----------             ---------            ---------
            Total................................  $  133,279             $ 185,209            $ 318,488
                                                   ==========             =========            =========

     RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Bank currently offers fixed-rate, first and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The Bank's fixed-rate second mortgage loans provide for a maturity of ten years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Bank makes a fixed-rate mortgage loan, it determines whether the loan will be held in portfolio or sold, based primarily on the interest rate and term of the loan. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Fixed-rate mortgage loans in the amount of $91.5 million were originated for sale during 2001 and $86.8 million were sold at a gain of $804,000. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year and were $5.3 million at December 31, 2001.

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

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING. The Bank originates loans secured by existing commercial properties and construction loans on residential real estate. The Bank's commercial real estate loans are secured by churches, nursing homes, hotels/motels, multi-family properties and other income-producing properties. The Bank's commercial real estate loans have increased significantly due to the establishment of the new Business Services Division during 1999. This operation makes direct commercial loans and, more importantly, purchases loan participations from other financial institutions. These participations in commercial real estate loans are reviewed and approved based upon the same credit standards as direct commercial loans at the Bank. Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. To minimize the risks involved in originating such loans, the Bank considers, among other things, the credit worthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property.

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

     CONSUMER LOANS. The consumer loans granted by the Bank have included loans on automobiles and other consumer goods, as well as education loans, loans secured by savings accounts and secured and unsecured lines of credit. In 2001, the Company continued to originate automobile loans. Such loans are originated both directly with customers and indirectly through automobile dealers in the Company's lending areas.

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

     COMMERCIAL BUSINESS LENDING. Under applicable law, the Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The Bank does not, as a common practice, make unsecured commercial loans. The Company began making and purchasing the collaterized commercial loans in 1998. The total lease and commercial portfolio at December 31, 2001 was $104.6 million.

     ORIGINATIONS, PURCHASES AND SALES. Historically, all residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $49.5 million of loans from brokers and other financial institutions through loan participations in 2001. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank's programs by advertising as well as direct solicitation.

     The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan's principal amount for performing this service. The right to service a loan has economic value and the Company carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2001, the Bank was servicing $162.0 million of loans for others. The aggregate fair value of capitalized servicing rights at December 31, 2001 was $1.0 million.

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

     The Bank's loan officers and/or loan committees analyze the loan application and the property to be used as collateral and subsequently approves or denies the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. Residential loans of $500,000 or more and commercial loans of $350,000 or more but less than $1,000,000 must be approved by a committee consisting of certain members of senior management. The Board of Directors must approve all loans in excess of $1,000,000. In connection with the origination of single-family, residential ARMs, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

     LOAN COMMITMENTS. Conventional loan commitments by the Bank are generally granted for periods of up to 60 days. The total amount of the Bank's aggregate outstanding commitments to originate real estate loans at December 31, 2001, was approximately $5.2 million of residential mortgage commitments and approximately $6.6 million of commercial commitments. It has been the Bank's experience that few commitments expire unfunded.

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

     The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated.

                                                                            AT DECEMBER 31,
                                                        -----------------------------------------------------
                                                        2001        2000        1999       1998         1997
                                                        -----      ------      ------     ------       ------
                                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real Estate:
     Residential....................................  $    818    $    720    $    703    $    684    $    847
     Commercial.....................................     1,348          36         226          15          --
     Construction...................................        --          --          --          --          --
  Commercial........................................        --           8          11          --          19
  Consumer..........................................        12          37         231          46          11
                                                      --------    --------    --------    --------    --------
    Total...........................................     2,178         801       1,171         745         877
                                                      --------    --------    --------    --------    --------

Accruing loans contractually past due 90
  days or more:
  Real Estate:
     Residential....................................       268         576          16          37          61
     Commercial.....................................        --          --          --          --          57
     Construction...................................        --         158          --          --          --
  Commercial........................................        --          --          --          --          --
  Consumer..........................................       127          13           9           3           7
                                                      --------    --------    --------    --------    --------
    Total...........................................       395         747          25          40         124
                                                      --------    --------    --------    --------    --------

    Total of non-accrual and
       90 days past due loans.......................  $  2,573    $  1,548    $  1,196    $    785    $  1,002
                                                      ========    ========    ========    ========    ========

Percentage of total loans (excluding
    mortgage-backed securities).....................      0.74%       0.39%       0.37%       0.30%       0.33%
                                                      ========    ========    ========    ========    ========
Other non-performing assets (1).....................  $    606    $    125    $     --    $     96    $    160
                                                      ========    ========    ========    ========    ========

__________
(1)  Other   non-performing   assets   represents   property   acquired  through
     foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

     At December 31, 2001, the Company had $910,000 of other problem loans with payments past due between 60 and 89 days for which the Company had some doubts as to the ability of the borrowers to comply with the existing payment terms and conditions. In addition, the Company has certain other loans outstanding where management has some doubts as to the ability of such borrowers to comply with the present loan repayment terms and where such loans may be accounted for on a nonaccrual basis in the future. Included in this category of potential problem loans are participations in two pools of lease receivables, and a condominium project in Bloomington, Indiana.

     In June and September 2001, the Company purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool includes a surety bond by one of two insurers, which guarantees payment of all amounts due under the lease in event of default by the lessee. Additionally, each pool of leases is covered by a sales and service agreement with the insurer. The surety on one pool of leases has been making lease payments, with reservation of rights, to the investors as the lease payments become due under the surety agreement. The outstanding balance due the Company at March 20, 2002 on this lease pool totaled $5,921,000. The second lease pool is past due for January, February and March, 2002 payments as of March 20, 2002. At March 20, 2002, the outstanding balance of this pool totaled $5,762,000. Demand for payment has been made against the surety for the second pool but no payments had been received as of March 20, 2002. The Company believes the surety bonds on all of the leases provide adequate collateral in the event individual leases default.

     The Company has a construction loan with certain borrowers for the development of a condominium project in Bloomington, Indiana. While the loan was 45 days delinquent at December 31, 2001, the Company has currently placed this credit on its internal watch list. The loan totaled $2,233,000 at December 31, 2001 and is collateralized both by the subject real estate and personal guarantees of the borrowers.

     During 2001, the Company would have recorded gross interest income of $174,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Company included interest income of $65,000 on those loans in its net income for the year. For additional information regarding the Company's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in the Item 7 of this Annual Report.

RESERVES FOR LOSSES ON LOANS AND REAL ESTATE

     In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain reserves for estimated losses on loans and real estate acquired. General loan loss reserves are provided based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality by the Bank's personnel. Specific reserves will be provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans and real estate owned when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2001, the Bank's allowance for loan losses amounted to $1,730,000.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

     The following table sets forth an analysis of the Company's aggregate allowance for loan losses for the periods indicated.

                                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                        2001        2000        1999       1998        1997
                                                       ------      ------      ------     ------      ------
                                                                       (DOLLARS IN THOUSANDS)
Balance at Beginning of Period.....................   $  1,489    $  1,534    $  1,284    $  1,163    $  1,104
                                                      --------    --------    --------    --------    --------

Charge-Offs:
  Real Estate:
    Residential....................................         29          30          --          12          31
    Commercial.....................................         --         206          --          --          --
    Construction...................................         --          --          --          --          --
  Commercial business..............................         --         252          --          --          --
  Consumer.........................................        117          --          98         153         170
                                                      --------    --------    --------    --------    --------
                                                           146         488          98         165         201
                                                      --------    --------    --------    --------    --------
Recoveries:
  Real Estate:
    Residential....................................         12          --          --          --          --
    Commercial.....................................         --          --          --          --          --
    Construction...................................         --          --          --          --          --
  Commercial business..............................         --           3           4          --          --
  Consumer.........................................         15          23          16          27          18
                                                      --------    --------    --------    --------    --------
                                                            27          26          20          27          18
                                                      --------    --------    --------    --------    --------

Net Charge-Offs....................................       (119)       (462)        (78)       (138)       (183)
Increase from Acquisition..........................         --          --          --         100          --
Provision for Loan Losses..........................        360         417         328         159         242
                                                      --------    --------    --------    --------    --------

Balance at End of Period............................  $  1,730    $  1,489    $  1,534    $  1,284    $  1,163
                                                      ========    ========    ========    ========    ========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period..............       0.03%       0.12%       0.03%       0.05%       0.06%
                                                      ========    ========    ========    ========    ========

Ratio of Ending Allowance for
  Loan Losses to Ending Loans......................       0.50%       0.37%       0.47%       0.49%       0.40%
                                                     =========    ========    ========    ========    ========

     Net charge-offs for the year ended December 31, 2001 decreased principally because there were no large charge-offs of commercial mortgage or other commercial loans as in 2000. During fiscal year 2000, the Bank charged-off $172,000 on a loan which was acquired in the acquisition of Cardinal State Bank in 1998 and which had been fully reserved for in 1999. The second loan charged off during 2000 was a real estate development loan on which the Bank charged off $206,000.

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

                                                                           AT DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                    2001                     2000                      1999
                                            --------------------------  ----------------------   -------------------------
                                                         PERCENT OF                PERCENT OF                 PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH              LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO                CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS   AMOUNT       TOTAL LOANS
                                            ------      -------------   ------    -------------  ------      -------------
                                                                         (DOLLARS IN THOUSANDS)
Loans:
  Real Estate Mortgage:
    Commercial............................  $     617        17%       $      76       9%        $      58        7%
    Residential...........................        417        58              635      71               649       73
    Construction..........................         90        12               93      10               112       12
  Commercial..............................        185         5                8       2                11       --
  Consumer................................        421         8              677       8               704        8
                                            ---------       ---        ---------     ---         ---------      ---
    Total Allowance for Loan Losses.......  $   1,730       100%       $   1,489     100%        $   1,534      100%
                                            =========       ===        =========     ===         =========      ===
                                                              AT DECEMBER 31,
                                            ---------------------------------------------------
                                                   1998                       1997
                                            -------------------------   -----------------------
                                                         PERCENT OF                PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS
                                            ------      -------------   ------    -------------
                                                          (DOLLARS IN THOUSANDS)
Loans:
  Real Estate Mortgage:
    Commercial............................  $      31         6%       $       9       1%
    Residential...........................        429        75              459      84
    Construction..........................         47         8                8       1
  Commercial..............................         15        --               19      --
  Consumer................................        762        11              668      14
                                            ---------       ---        ---------     ---
    Total Allowance for Loan Losses.......  $   1,284       100%       $   1,163     100%
                                            =========       ===        =========     ===

INVESTMENT ACTIVITIES

     Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Company (after interest on loans), constituting 19.6% of the Company's total interest income (and dividends) for fiscal 2001. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

     As an Indiana savings bank, the Bank is authorized to invest without limitation in direct or indirect obligations of the United States, direct obligations of a United States territory, an insular possession and direct obligations of the state or a municipal corporation or taxing district in Indiana. The Bank is also permitted to invest in bonds or other securities of a national mortgage association and the stock and obligations of a Federal Home Loan Bank. Indiana savings banks may also invest in collateralized mortgage obligations to the same extent as national banks. An Indiana savings bank may also purchase for its own account other investment securities under such limits as the Department of Financial Institutions prescribes by rule provided that the savings bank may not invest more than 10% of its equity capital in the investment securities of any one issuer. Any Indiana savings bank may not investment in speculative bonds, notes or other indebtedness which are defined as securities which are rated below the first four rating categories by a generally recognized rating service or are in default. An Indiana savings bank may purchase an unrated security if it obtains financial information adequate to document the investment quality of the security.

     The Company's investment portfolio consists primarily of callable obligations issued by federal agencies such as FNMA, FHLMC and the FHLB System, mortgage-backed securities issued by FNMA and FHLMC and collateralized mortgage obligations issued by FHLMC, FNMA or by private issuers carrying AAA ratings. The Company has also invested in trust preferred securities and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2001, the Company did not have investments in the securities of any single non-governmental issuer which exceeded 10% of shareholders' equity other than its investments in collateralized mortgage pools securitized by Credit Suisse First Boston ($20.1 million fair value) and Salomon Brothers Mortgage Securities ($9.4 million fair value).

     During 2001, the Company substantially increased its portfolio of mortgage backed securities and collateralized mortgage obligations to offset declines in the loan portfolio due to refinancings and calls of federal agencies securities attributable in both cases to the radically declining interest rate environment. As interest rates firmed at the end of 2001, the estimated lives of these securities increased significantly, exposing the Bank to unacceptable levels of interest rate risk. The Company accordingly reclassified these securities from held-to-maturity to available-for-sale and marked them to fair value, recording an accumulated other comprehensive loss of

$696,000. The Company has further determined to dispose of the mortgage-backed securities and collateralized mortgage obligation portfolio during the first quarter of 2002 at an estimated after-tax loss of $1.9 million.

     The following table sets forth the carrying value of the Company's investments in federal agency obligations and mortgage-backed securities, collaterized mortgage obligations and other investments at the dates indicated.

                                                                   AT DECEMBER 31,
                                                     ------------------------------------------
                                                      2001              2000              1999
                                                     ------            ------            ------
                                                                   (IN THOUSANDS)
         Federal agencies..........................  $  28,696         $  87,901       $  87,735
         Mortgage-backed securities and
            collateral mortgage obligations........    110,393            11,806          14,970
         Interest-bearing deposits (1).............      4,283             4,422           6,795
         FHLB stock................................      7,365             7,265           4,341
         Other investments.........................      1,540                --              --
                                                     ---------         ---------       ---------
             Total investments.....................  $ 152,277         $ 111,394       $ 113,841
                                                     =========         =========       =========

     _________
     (1)  Consist  of   overnight   deposits   and   short-term   non-negotiable
          certificates of deposit.

     The following table sets forth information regarding maturity distribution and average yields for the Company's investment securities portfolio at December 31, 2001. The Company's federal agencies investment portfolio consists of callable obligations issued by FNMA, FHLMC, and the FHLB System. Other investments consists of trust preferred securities.

                             WITHIN 1 YEAR        1-5 YEARS          5-10 YEARS         OVER 10 YEARS         TOTAL
                           ----------------    ---------------    ----------------    ----------------   ---------------
                           AMOUNT     YIELD    AMOUNT    YIELD    AMOUNT     YIELD    AMOUNT     YIELD   AMOUNT    YIELD
                           ------     -----    ------    -----    ------     -----    ------     -----   ------    -----
Federal agencies........   $   --       -- %  $    --      -- %   $    --      -- %   $ 28,696   6.9%    $28,696   6.9%
Other investments.......       --       --         --      --          --      --        1,540   8.9       1,540   8.9

     The Company's mortgage-backed securities and collateralized mortgage obligations include both fixed- and adjustable-rate securities. See the discussion of interest rate risk and the change, effective December 31, 2001, of carrying investments from "Held to Maturity" to "Available for Sale" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") under Item 7 of this Annual Report. Investments were marked to fair market value as of December 31, 2001, and the Company recorded an accumulated other comprehensive loss of $696,000 as of that date. At December 31, 2001, the Company's mortgage-backed securities consisted of the following:

                                                                       CARRYING         AVERAGE
                                                                        AMOUNT            RATE
                                                                       --------         -------
                                                                        (DOLLARS IN THOUSANDS)
        Variable rate:
           Repricing in one year or less...........................  $     4,986         6.59%
           Repricing in one to five years..........................          452         6.52
        Fixed-rate:
           Maturing in five years or less..........................           51         8.11
           Maturing in five to ten years...........................        2,347         7.29
           Maturing in more than ten years.........................      102,557         6.66
                                                                     -----------
           Total...................................................  $   110,393         6.67%
                                                                     ===========

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

     As of December 31, 2001, approximately 29.33%, or $121.0 million, of the Bank's aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

                                                               INCREASE                        INCREASE
                                             BALANCE AT       (DECREASE)        BALANCE AT     (DECREASE)     BALANCE AT
                                           DECEMBER 31,       FROM PRIOR       DECEMBER 31,   FROM  PRIOR     DECEMBER 31,
                                               2001             YEAR              2000            YEAR             1999
                                        ----------------      ----------   -----------------  -----------    ---------------
                                                                           (DOLLARS IN THOUSANDS)
Savings deposits....................   $   32,647   7.92%     $  (2,040)   $ 34,687     9.44%  $  (3,973)   $ 38,660   10.87%
NOW accounts........................       40,641   9.85          2,948      37,693    10.25       3,839      33,854    9.52
Money market deposit accounts.......       47,686  11.56          9,401      38,285    10.41         206      38,079   10.70
Certificate accounts:
  Jumbo certificates................       60,363  14.64         17,324      43,039    11.71       2,995      40,044   11.26
  Fixed-rate certificates:
     12 months or less..............       61,538  14.92          6,200      55,338    15.05     (20,173)     75,511   21.22
     13-24 months...................       97,033  23.53          8,949      88,084    23.96      43,936      44,148   12.41
     25-36 months...................        7,785   1.89         (6,974)     14,759     4.02     (41,275)     56,034   15.75
     37 months or greater...........       62,182  15.08          9,408      52,774    14.36      27,464      25,310    7.11
  Variable-rate certificate:
     18 months......................        2,538   0.61           (398)      2,936     0.80      (1,183)      4,119    1.16
                                       ----------  -----      ---------    --------    -----   ---------    --------  ------
                                       $  412,413 100.00%     $  44,818    $367,595   100.00%  $  11,836    $355,759  100.00%
                                       ========== ======      =========    ========   ======   =========    =======   ======

     The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products as options to the customer. They include non-interest-bearing and interest-bearing NOW accounts, savings accounts, Money Market Deposit Accounts ("MMDA") and Certificates of Deposit ranging in terms from three months to seven years. During the past year, the Bank has experienced a significant increase in certificates and MMDAs which it attributes to funds leaving the stock markets.

     The following table sets forth the Company's average aggregate balances and interest rates. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                         2001                      2000                       1999
                                  --------------------      --------------------      --------------------
                                              AVERAGE                   AVERAGE                   AVERAGE
                                  AVERAGE       RATE        AVERAGE       RATE        AVERAGE       RATE
                                  BALANCE       PAID        BALANCE       PAID        BALANCE       PAID
                                  -------     --------      -------     --------      -------     --------
                                                            (DOLLARS IN THOUSANDS)
Interest-bearing demand
   deposits....................  $   60,791     2.93%       $   58,598    3.49%      $   53,982    3.27%
Savings deposits...............      33,321     1.68            36,584    2.01           41,717    1.99
Time deposits..................     276,924     5.89           250,343    5.82          235,867    5.34
                                 ----------     ----        ----------    ----       ----------    ----
     Total interest-bearing
        deposits...............     371,036     5.03%          345,525    5.02%         331,566    4.58%
                                                ====                      ====                     ====
Non-interest-bearing demand
   and savings deposits........      16,494                     16,269                   14,580
                                 ----------                 ----------               ----------
     Total deposits............  $  387,530                 $  361,794               $  346,146
                                 ==========                 ==========               ==========

     The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.

                                                                   AT DECEMBER 31,
                                                     --------------------------------------------
                                                      2001              2000             1999
                                                     ------            ------           ------
                                                                   (IN THOUSANDS)
         Less than 4%..............................  $  63,358         $     478        $   5,375
         4% -  5.99%...............................    109,842            84,009          176,432
         6% -  7.99%...............................    118,224           172,429           63,328
         8% -  9.99%...............................         15                14               31
                                                     ---------         ---------        ---------
                                                     $ 291,439         $ 256,930        $ 245,166
                                                     =========         =========        =========

     The following table sets forth the amount and maturities of the Company's time deposits at December 31, 2001.

                                                         AMOUNT DUE
                                  ----------------------------------------------------------------------
                                  LESS THAN                                       MORE THAN
      RATE                        ONE YEAR        1-2 YEARS      2-3 YEARS          3 YEARS        TOTAL
      ----                        --------        ---------      ---------         ---------       -----
                                                               (IN THOUSANDS)
Less than 4%....................  $  54,159       $    8,863     $      252      $       84     $  63,358
4% - 5.99%......................     81,897           12,982          7,294           7,669       109,842
6% - 7.99%......................     62,114           54,689          1,147             274       118,224
8% - 9.99%......................         15               --             --              --            15
                                  ---------       ----------     ----------      ----------     ---------
                                  $ 198,185       $   76,534     $    8,693      $    8,027     $ 291,439
                                  =========       ==========     ==========      ==========     =========

     The following table indicates the amount of the Company's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 2001.

                                                                                      SAVINGS, NOW
                                                            CERTIFICATES                AND MMDA
                      MATURITY PERIOD                        OF DEPOSIT                  DEPOSITS
                      ---------------                       ------------              -------------
                                                                       (IN THOUSANDS)
             Three months or less.........................   $  21,213                 $   25,919
             Over three through six months................      13,791                         --
             Over six through twelve months...............       9,387                         --
             Over twelve months...........................      15,972                         --
                                                             ---------                 ----------
                    Total.................................   $  60,363                 $   25,919
                                                             =========                 ==========

     The following table sets forth the aggregate savings activities of the Company for the periods indicated.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                    2001              2000               1999
                                                                   ------            ------            --------
                                                                                   (IN THOUSANDS)
      Net increase (decrease) before interest credited..........  $   26,488        $   (3,670)      $    6,780
      Deposits sold.............................................          --            (1,649)              --
      Interest credited.........................................      18,330            17,155           14,990
                                                                  ----------        ----------       ----------
      Net increase in deposits..................................  $   44,818        $   11,836       $   21,770
                                                                  ==========        ==========       ==========

     BORROWINGS. Deposits are the primary sources of funds for the Bank's lending and investment activities and for its general business purposes. The Bank also uses advances (borrowings) from the FHLB of Indianapolis to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. Advances from the FHLB of Indianapolis are typically secured by the Bank's stock in the FHLB of Indianapolis and a portion of its first mortgage loans. At December 31, 2001, the Bank had $71.2 million of advances outstanding from the FHLB of Indianapolis and had $16.5 million in long-term borrowings from the FHLB of Cincinnati, and are secured by the Bank's stock in the FHLB of Cincinnati and a portion of the Bank's investment securities.

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

     The Company had notes payable in the total amount of $930,000 at December 31, 2001. Included in this amount was a note payable to a third party financial institution with a current balance of $750,000 and bearing interest at 6.25% at December 31, 2001 the proceeds of which were used to finance stock repurchases during 1999. The remainder of notes payable with balances of $180,000 and $271,000 at December 31, 2001 and 2000, respectively, are 6.0% notes payable to former stockholders of Cardinal State Bank.

     The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

                                                                               AT OR FOR THE YEAR
                                                                              YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                    2001              2000               1999
                                                                   ------            ------            --------
                                                                            (DOLLARS IN THOUSANDS)
      Amounts outstanding at end of period:
           FHLB advances........................................  $   87,653        $  138,751       $   82,511

      Weighted average rate paid on:
           FHLB advances........................................        5.58%            6.54%             5.49%

      Maximum amount of borrowings outstanding
        at any month end:
           FHLB advances........................................  $  128,497        $  138,751       $   82,511

      Approximate average amounts outstanding:
           FHLB advances........................................  $   84,080        $  106,657       $   28,402

      Approximate weighted average rate paid on:
           FHLB advances........................................        6.50%            6.73%             5.41%

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated and average yields earned and rates paid at December 31, 2001. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from balances which management does not believe are materially different from daily balances (actual daily balances cannot be obtained without undue effort and expense).

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                                  2001                             2000
                                    -------------------------------    ------------------------------
                                                            AVERAGE                           AVERAGE
                                    AVERAGE                  YIELD/     AVERAGE                YIELD/
                                    BALANCE     INTEREST      COST      BALANCE   INTEREST     COST
                                    -------     --------    -------     -------   --------    -------
                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loan portfolio (1)..............   $376,157   $29,468        7.83%    $ 371,349  $29,359       7.91%
 Mortgage-backed securities......     31,768     2,225        7.00        13,016      910       6.99
 Short-term investments and other
  interest-earning assets (2)....     74,186     4,940        6.66        98,410    6,750       6.85
                                    --------   -------       -----     ---------  -------      -----
    Total interest-earning assets    482,111    36,633        7.60       482,775   37,019       7.67

Noninterest-earning assets.......     42,722                              40,518
                                    --------                           ---------
    Total assets.................   $524,833                           $ 523,293
                                    ========                           =========

Interest-bearing liabilities:
  Deposits.......................   $371,036    18,663        5.03%    $ 345,525   17,337       5.02
  FHLB advances..................     84,080     5,466        6.50       106,657    7,187       6.73
  Notes payable..................      1,562       114        7.30         2,456      204       8.30
                                    --------   -------       -----     ---------  -------      -----
    Total interest-bearing
      liabilities................    456,678    24,243        5.31       454,638   24,728       5.44
Noninterest-bearing liabilities..     25,549   -------       -----        27,615  -------      -----
                                    --------                           ---------

    Total liabilities............    482,227                             482,253

Shareholders' equity.............     42,606                              41,040
                                    --------                           ---------

    Total liabilities and
      shareholders' equity.......   $524,833                           $ 523,293
                                    ========                           =========
Net interest income..............              $12,390                            $12,291
                                               =======                            =======
Interest rate spread.............                             2.29%                             2.23%
                                                             =====                            ======
Net yield on interest-earning
  assets........................                              2.57%                             2.55%
                                                              =====                           ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities....................                           105.57%                           106.19%
                                                            ======                            ======

                                        FOR THE YEAR ENDED
                                             DECEMBER 31,
                                    ------------------------------
                                                1999
                                     -----------------------------
                                                           AVERAGE
                                     AVERAGE               YIELD/
                                     BALANCE   INTEREST     COST
                                     -------   --------    -------
                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loan portfolio (1)..............    $281,943  $ 21,703    7.70%
 Mortgage-backed securities......      17,280     1,080    6.25
 Short-term investments and other
  interest-earning assets (2)....      98,345     6,300    6.41
                                     --------  --------   -----
    Total interest-earning assets     397,568    29,083    7.32

Noninterest-earning assets.......      33,488
                                     --------
    Total assets.................    $431,056
                                     ========

Interest-bearing liabilities:
  Deposits.......................    $331,566    15,194    4.58
  FHLB advances..................      28,402     1,537    5.41
  Notes payable..................         298        18    6.00
                                     --------  --------   -----
    Total interest-bearing
      liabilities................     360,266    16,749    4.65
Noninterest-bearing liabilities..      26,958  --------   -----
                                     --------

    Total liabilities............     387,224

Shareholders' equity.............      43,832
                                     --------

    Total liabilities and
      shareholders' equity.......    $431,056
                                     ========
Net interest income..............              $ 12,334
                                               ========
Interest rate spread.............                            2.67%
                                                           ======
Net yield on interest-earning
  assets........................                             3.10%
                                                           ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities....................                          110.35%
                                                           ======

_______________
(1) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.
(2)  Includes   interest-bearing   deposits  in  other  financial  institutions,
     investment securities and FHLB stock.

TRUST ACTIVITIES

     During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services division. Trust services consist of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRA's (discretionary and directed) and estates (personal representative). These accounts are offered to customers within the Bank's service areas in Indiana and Ohio. Trust account balances of $75,000 and more can profitably be managed by the Bank. At December 31, 2001, the Bank had $14.6 million in trust assets under management.

SUBSIDIARY ACTIVITIES

     The Bank has three direct wholly-owned subsidiaries Ameriana Insurance Agency ("AIA"), Ameriana Financial Services, Inc. ("AFS") and Deer Park Service Corporation ("DPSC"). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New
Orleans, Louisiana which offers a full line of credit related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title
Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. DPSC, which operated a brokerage facility in conjunction with Money Concepts/Pinnacle Financial Advisors, Inc. ceased operations in 2000 and is currently an inactive corporation.

     At December 31, 2001, the Bank's investments in, and loans to, its subsidiaries were approximately $4.1 million, respectively, consisting of direct equity investments.

     Indiana savings banks may acquire or establish subsidiaries that engage in activities permitted to be performed by the savings bank itself or permitted to operating subsidiaries of national banks. Under FDIC regulations, a subsidiary of a state bank may not engage as principal in any activity that is not of a type permissible for a subsidiary of a national bank unless the FDIC determines that the activity does not impose a significant risk to the affected insurance fund.

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

                           REGULATION AND SUPERVISION

REGULATION AND SUPERVISION OF THE COMPANY

     GENERAL. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the BHCA. As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     ACQUISITIONS. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than

5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Under Indiana banking law, prior approval of the Department of Financial Institutions is also required before any person may acquire control of an Indiana stock savings bank, bank or bank holding company. The Department will issue a notice approving the transaction if it determines that the persons proposing to acquire the savings bank or bank holding company are qualified in character, experience and financial responsibility, and the transaction does not jeopardize the interests of the public.

     CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

     DIVIDENDS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "-- Prompt Corrective Regulatory Action."

     STOCK REPURCHASES. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

REGULATION AND SUPERVISION OF THE BANK

     GENERAL. The Bank is subject to extensive regulation by the Department of Financial Institutions and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Department of Financial Institutions and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Department of Financial Institutions and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     CAPITAL REQUIREMENTS. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points with a minimum leverage capital requirement of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets) minus identified losses, investments in certain financial subsidiaries and nonfinancial equity investments.

     In addition to the leverage ratio (the ratio of Tier I capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pretax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     At December 31, 2001, the Bank's ratio of Tier 1 capital to total assets was 7.5%, its ratio of Tier 1 capital to risk-weighted assets was 12.0% and its ratio of total risk-based capital to risk-weighted assets was 12.5%.

     DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation."

     Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     DEPOSIT INSURANCE. The Bank is required to pay assessments to the FDIC for insurance of its deposits by the SAIF based on a percentage of its insured deposits. Under the FDIA, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF. In the event that the SAIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for SAIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At December 31, 2001, the Bank is considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.

     PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

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

A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangible assets other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

     SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. In 1995, these agencies, including the FDIC, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies established standards relating to asset quality and earnings. Under the guidelines a depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards will not have a material effect on the operations of the Bank.

     UNIFORM LENDING STANDARDS. As required by FDICIA, the federal banking agencies have adopted regulations that require banks to adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Real Estate Lending Guidelines") that have been adopted by the banking agencies. The Real Estate Lending Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that should not exceed supervisory loan-to-value limits for the various types of real estate loans. The Real Estate Lending Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The Bank does not believe that the Real Estate Lending Guidelines will materially affect its lending activities.

     RESERVE REQUIREMENTS. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts up to $41.3 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2001, the Bank met applicable Federal Reserve Board reserve requirements.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board ("FHFB"). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding, whichever is greater. As of December 31, 2001, the Bank held stock in the FHLB of Indianapolis in the amount $5.82 million and was in compliance with the above requirement.

     The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

     The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2001, the Bank held stock in the FHLB of Cincinnati in the amount of $1.545 million and was in compliance with requirements of membership.

     LOANS TO EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank.

Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     TRANSACTIONS WITH AFFILIATES. A state non-member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

INDIANA BANKING LAW

     BRANCHING. An Indiana savings bank is entitled to establish one or more branches de novo or by acquisition in any location or locations in Indiana. The savings bank is required to file an application with the Department of Financial Institutions. Approval of the application is contingent upon the Department's determination that after the establishment of the branch, the savings bank will have adequate capital, sound management and adequate future earnings.

     LENDING LIMITS. Indiana savings banks are not subject to percentage of asset or capital limits on their commercial, consumer and non-residential mortgage lending, and accordingly, have more flexibility in structuring their portfolios than federally chartered savings banks. However, the Bank is required to maintain at least 60% of its assets in investments that would qualify it as a domestic building and loan association under the Internal Revenue Code. At December 31, 2001, the Bank was in compliance with this requirement.

         OTHER ACTIVITIES. The Bank is authorized to engage in a variety of agency and fiduciary activities including acting as executors of an estate, transfer agent and in other fiduciary capacities. On approval from the Indiana Department of Financial Institutions, the Bank would be permitted to exercise any right granted to national banks.

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

EMPLOYEES

     As of December 31, 2001, the Company and subsidiaries had approximately 160 full-time and 10 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

EXECUTIVE OFFICERS

                                    AGE AT
NAME                          DECEMBER 31, 2001      PRINCIPAL POSITION
----                          -----------------      ------------------
Harry J. Bailey                      59              President and Chief Executive Officer of the Bank and the
                                                     Company

Grover F. Archer                     61              Senior Vice President - Retail Banking of the Bank

Deborah A. Bell                      49              Senior Vice President - Information Technology of the Bank

Timothy G. Clark                     51              Executive Vice President and Chief Operating Officer of
                                                     the Bank and the Company

Ronald M. Holloway                   52              Senior Vice President - Lending Services of the Bank

Nancy A. Rogers                      59              Senior Vice President - Marketing Services of
                                                     the Bank and Secretary of the Bank and the Company


Richard E. Welling                   56              Senior Vice President - Treasurer of the Bank and the
                                                     Company

Jan F. Wright                        58              Senior Vice President - Business Services of the Bank

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

     GROVER F. ARCHER joined the Bank as Senior Vice President - Retail Banking in January 1999. Prior to joining the Bank he held the position of Area President for one year, as Regional Administrative Manager for six years and Senior Vice President and Director of Retail Banking for six years at National City Bank of Indiana and its predecessor in Anderson, Indiana. Prior to that time Mr. Archer was in senior management positions with Indiana Lawrence Bank in North Manchester, Indiana for 16 years.

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

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location of the Company's office facilities at December 31, 2001 and certain other information relating to these properties at that date.

                                    YEAR           TOTAL              NET          OWNED/      SQUARE
                                  ACQUIRED      INVESTMENT        BOOK VALUE       LEASED       FEET
                                  --------      ----------        ----------       ------      ------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
  MAIN OFFICE:
  2118 Bundy Avenue
  New Castle, Indiana..........     1958         $   3,765       $    1,083         Owned      20,500

  BRANCH OFFICES:
  1311 Broad Street
  New Castle, Indiana..........     1890             1,402              374         Owned      18,000

  956 North Beechwood Street
  Middletown, Indiana..........     1971               447               89         Owned       5,500

  22 North Jefferson
  Knightstown, Indiana.........     1979               591              197         Owned       3,400

  1810 North State Street
  Greenfield, Indiana..........     1995             1,504            1,027         Owned       5,800

  99 Dan Jones Road
  Avon, Indiana................     1995             1,841            1,384         Owned      12,600

  1754 East 53rd Street
  Anderson, Indiana............     1993               659              483         Owned       1,500

  488 W. Main Street
  Morristown, Indiana..........     1998               461              345         Owned       2,600

  7435 W. U.S. 52
  New Palestine, Indiana.......     1999             1,100              970         Owned       3,300

  7200 Blue Ash Road
  Cincinnati, Ohio.............     1992             1,470              526         Owned       9,100

  2894 W. U.S. 22 & 3
  Maineville, Ohio.............     1998               113               20        Leased       3,000

  AMERIANA INSURANCE
  AGENCY, INC. AND TRUST
  DEPARTMENT OF THE BANK
  1908 Bundy Avenue
  New Castle, Indiana..........     1999               592              421         Owned       5,000
                                                 ---------       ----------

        Total..................                  $  13,945       $    6,919
                                                 =========       ==========

     The Bank uses on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 2001, the total net book value of the Company's offices and equipment (including leasehold improvements) was $6.919 million.

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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------------

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National MarketSM under the symbol "ASBI." As of March 15, 2002, the Company had 3,147,463 shares of Common Stock outstanding and had 659 stockholders of record and approximately 2,000 beneficial owners holding shares in nominee or "street" name. The Company began paying quarterly dividends during the 4th quarter of fiscal year 1987. The Company's ability to pay dividends is dependent on dividends received from the Bank. See Note 11 to the Consolidated Financial Statements included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National MarketSM and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years.

                                        2001                                    2000
                           -----------------------------------       -------------------------------------
                                                     DIVIDENDS                                   DIVIDENDS
QUARTER ENDED:             HIGH     LOW     CLOSE    DECLARED        HIGH     LOW      CLOSE      DECLARED
-------------              ----     ---     -----    ---------       ----     ---      -----      --------
March 31                   $13.00  $10.31   $11.06     $0.15         $14.50  $ 7.56   $  8.50      $0.15
June 30                     14.01   10.35    13.49      0.15          12.75    9.00      9.87       0.15
September 30                13.75   12.00    12.75      0.15          12.94    9.88     11.00       0.15
December 31                 13.80   11.75    13.40      0.16          13.13   10.50     10.50       0.15

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)
                                                                         At December 31,
                                            -----------------------------------------------------------------------
Summary of Financial Condition                      2001        2000         1999         1998        1997
-------------------------------------------------------------------------------------------------------------------
   Cash                                         $    7,518  $  14,609    $    14,637  $     7,545  $     5,066
   Investment securities                           140,629     99,707        102,705       71,798       65,391
   Loans and loans held for sale, net of
     allowances for loan losses                    352,755    397,489        325,478      265,995      294,389
   Interest-bearing deposits, and stock
      in Federal Home Loan Bank                     11,648     11,687         11,136       45,081       13,555
   Other assets                                     39,529     33,796         32,393       15,299       12,467
-------------------------------------------------------------------------------------------------------------------
   Total assets                             $      552,079  $ 557,288    $   486,349  $   405,718  $   390,868
-------------------------------------------------------------------------------------------------------------------

   Deposits noninterest-bearing             $       24,257  $  12,927    $    16,308  $    14,633  $     8,746
   Deposits interest-bearing                       388,156    354,668        339,451      319,356      313,471
   Borrowings                                       88,583    141,172         82,872       17,551       16,016
   Other liabilities                                 8,188      6,810          7,689        8,829        8,200
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                               509,184    515,577        446,320      360,369      346,433
-------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                             42,895     41,711         40,029       45,349       44,435
   Total liabilities and shareholders' equity   $  552,079 $  557,288    $   486,349  $   405,718  $   390,868
===================================================================================================================

                                                                           Year Ended December 31,
                                            -------------------------------------------------------------------------------
Summary of Earnings                                 2001        2000         1999         1998        1997
-------------------------------------------------------------------------------------------------------------------
   Interest income                              $   36,633  $  37,019    $    29,083  $    28,301  $    29,332
   Interest expense                                 24,243     24,728         16,749       15,993       17,345
   Net interest income                              12,390     12,291         12,334       12,308       11,987
   Provision for loan losses                           360        417            328          159          242
   Other income                                      4,513      3,766          3,302        3,429        2,864
   Other expense                                    11,278     10,914         10,509        9,655        8,985
-------------------------------------------------------------------------------------------------------------------
   Income before taxes                               5,265      4,726          4,799        5,923        5,624
   Income taxes                                      1,465      1,164          1,467        2,085        1,992
-------------------------------------------------------------------------------------------------------------------
   Net income                                   $    3,800  $   3,562    $     3,332  $     3,838  $     3,632
===================================================================================================================
   Basic earnings per share (1)                 $    1.21   $    1.13    $      0.98  $      1.08  $      1.02
   Diluted earnings per share (1)               $    1.21   $    1.13    $      0.98  $      1.06  $      1.01
-------------------------------------------------------------------------------------------------------------------
   Dividends declared per share (1)             $    0.61   $    0.60    $      0.60  $      0.59  $      0.56
-------------------------------------------------------------------------------------------------------------------
   Book value per share (1)                     $   13.63   $   13.26    $     12.72  $     12.92  $     12.49
===================================================================================================================
                                                                           Year Ended December 31,
                                            -----------------------------------------------------------------------
Other Selected Data                                 2001        2000         1999         1998        1997
-------------------------------------------------------------------------------------------------------------------
   Return on average assets                          0.72%       0.68%          0.77%        0.98%        0.92%
   Return on average equity                          8.92        8.68           7.60         8.48         8.28
   Ratio of average equity to average assets         8.12        7.84          10.17        11.60        11.06
   Dividend payout ratio (2)                        50.41%      53.00%         61.22%       55.66%       55.45%
   Number of full-service bank offices                 11          11             12           11            8
-------------------------------------------------------------------------------------------------------------------

(1)      Restated to reflect the eleven-for-ten stock split in 1998.
(2)      Based on total dividends per share declared and net income per share for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Ameriana Bancorp (the "Company") was incorporated under Indiana law for the purpose of becoming the holding company for Ameriana Bank and Trust of Indiana. In 1990, the Company acquired all of Ameriana Bank and Trust of Indiana common stock in connection with its reorganization into the holding company form of ownership. In 1992, the Company acquired Ameriana Bank of Ohio, F.S.B. ("ABO"). ABO was merged into Ameriana Bank and Trust of Indiana in October 2000. On June 29, 2001, Ameriana Bank and Trust of Indiana converted from a Federal Savings Bank to an Indiana Chartered State Savings Bank and changed its name to Ameriana Bank and Trust, SB ("ABT"). The conversion is not expected to have a material effect on the Company's business but is expected to reduce the assessments paid for examinations and supervision of ABT. At the same time, the Company contributed Ameriana Insurance Agency, Inc. ("AIA") to ABT. AIA operates a general insurance agency in three locations. ABT has a brokerage operation through its wholly owned subsidiary Ameriana Financial Services, Inc., which also owns a partial interest in a life insurance company. In 1995, the Company purchased a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

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

     The Company's investment securities increased $40,922,000 and 41.04% during 2001 and were changed to the classification of available for sale at December 31, 2001, from the classification of held to maturity at December 31, 2000. The Company determined that because of its interest rate risk it would not be able to continue to hold its investment securities to maturity and recorded an accumulated other comprehensive loss of $696,000 as of December 31, 2001. Federal agencies decreased $59,205,000 and 67.35% reflecting calls totaling $77,805,000 and net purchases, amortization of discounts and accretions of premiums totaling $18,470,000 and a net increase for presenting the security at fair value of $130,000. The ending carrying value of federal agencies was $28,696,000 and has an average yield of 6.87% at year-end 2001. The investment securities also include trust preferred stock investments purchased during 2001 for $1,540,000, including a $40,000 gain for the fair value adjustment and had an average yield of 8.87%. Mortgage-backed securities ("MBS") and collateralized mortgage obligations ("CMO") increased $98,587,000 and 835% during 2001 composed of net purchases, amortization of discounts and accretions of premiums totaling $111,362,000 reduced by $11,445,000 of principal collections and a net decrease of $1,330,000 for presenting the securities at fair value. These purchases were used to offset the decrease in loans and calls of federal agencies. The MBS & CMO ending balance at fair value is $110,393,000 and the portfolio has an average return of 6.67% at year-end 2001. The Company has determined to dispose of its CMO portfolio during the first quarter of 2002 at an estimated loss of $1.9 million. Proceeds from the disposition will be used to pay down Federal Home Loan Bank ("FHLB") advances.

     The Company's portfolio of loans before deducting undisbursed loan proceeds and deferred loan fees has decreased $53,428,000 and 12.86% in 2001 over 2000. Residential mortgage loans decreased $94,463,000 and 28.94%, commercial mortgage loans and commercial loans increased $47,438,000 and 83.00%, installment loans decreased $6,153,000 and 20.38% and loans secured by deposits decreased $250,000 and 15.64%. Residential mortgages decreased as customers refinanced loans in portfolio for fixed-rate loans which were then sold in the secondary market. As rates decreased during 2001, the demand for fixed-rate mortgages increased to the point that the majority of residential mortgages, other than jumbo loans, were made at fixed rates. The substantial percentage increase in commercial loans was due to increased purchases of commercial participation loans and leases along with increases in direct commercial real estate loans. The mix of fixed-rate to adjustable-rate and short-term balloon loans was 49% to 51% at year-end 2001, compared to 40% to 60% at year-end 2000 and year-end 1999 being 43% to 57%. The increase in fixed-rate loans was caused by the preference of borrowers to request fixed-rate loans in the lower interest rate environment during 2001 as compared to the year 2000 when the customer's preference was for variable-rate loans during the higher rate environment. The increase in the fixed-rate loan demand and sales to the secondary market resulted in the gain on sales of loans increasing to $804,000 in 2001 from $103,000 in 2000 and $381,000 in 1999. Total loan volume was $198,671,000 in 2001, $179,705,000 in 2000 and
$192,155,000 in 1999. The Company sold $91,515,000 of fixed-rate residential mortgage loans in 2001 compared to $9,238,000 in 2000 and $23,303,000 in 1999.

     Total deposits increased $44,818,000 and 12.19% to $412,413,000 at December 31, 2001, from $367,595,000 at December 31, 2000. All types of deposits, except for savings, increased. Demand deposits increased $12,349,000 and 16.25% to $88,327,000 at December 31, 2001 from
$75,978,000 at December 31, 2000, with the increase being in both NOW and money market rate accounts. Total certificates of deposit increased $34,509,000 and 13.43% to $291,439,000 at December 31, 2001 from $256,930,000 at December 31,
2000, and were due to increases of $29,132,000 in regular certificates and increases of $5,377,000 in negotiated-rate certificates primarily from local county governmental entities. Savings deposits decreased $2,040,000 and 5.88% to $32,647,000 at December 31, 2001, from $34,487,000 at December 31, 2000, due mostly to movement to higher interest-bearing demand deposit rate products. On December 15, 2000, ABT sold $1,649,000 of demand and savings deposits with the Loveland Branch in Ohio, and a gain of $89,000 was recorded on the sale. The balance sheet decreased $5,209,000 and 0.93% at December 31, 2001, compared to December 31, 2000. The increase in total deposits and the funds from the decrease in the balance sheet were used to reduce the FHLB advances, which decreased $51,098,000 and 36.83% to $87,653,000 at December 31, 2001, from
$138,751,000 at December 31, 2000. The Company has a note payable of $750,000 at 6.25% as of December 31, 2001, and it had a balance of $2,100,000 at 8.0% at December 31, 2000. These proceeds were used to repurchase the Company's stock in 1999. The Company also has notes payable with balances of $180,000 and $271,000 at December 31, 2001 and 2000, respectively, which are 6.0% and relate to the Cardinal State Bank purchase. The Company continues to experience competitive forces on its deposits from other institutions in the marketplace, but the Company was able to compete with these investing alternatives by providing additional investment choices for its customers through its brokerage and insurance products.

     The Company has continued to increase the level of non-interest-sensitive fee income producing assets. These activities include an equity interest in a life insurance company and ownership of a full-service general line property and casualty insurance agency and brokerage services. In January 2002, the Bank invested in a Limited Liability Company, with two other financial institutions that will operate a title insurance company.

     As noted above, loans sold increased in 2001 over 2000 after decreasing during 2000 over 1999 and servicing of sold loans as of December 31, 2001 increased to $162,000,000 from $144,000,000 and $154,000,000 at December 31,
2000 and 1999, respectively. ABO sold $19,572,000 of loan servicing for a gain of $67,000 in May 1999. No sales or purchases of loan servicing were done in 2001 or 2000.

INTEREST SENSITIVITY

     The following table presents the Company's interest sensitivity gap between interest-earning assets (at fair value) and interest-bearing liabilities at December 31, 2001. This table assumes no prepayments of loans or MBS & CMO, no early redemption of securities at call dates, no early withdrawals of certificates of deposit and no extension of deposit account sensitivity relating to core deposit stability.

==============================================================================================================================
                                              (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------
                                6            6                                                             More
                             Months       Months       1 to 3        3 to 5       5 to 10     10 to 20     Than
                             Or Less     To 1 Year      Years        Years         Years       Years     20 Years     Total
Rate Sensitive Assets:
------------------------------------------------------------------------------------------------------------------------------
   Balloon and
    adjustable-
     rate loans (1)            $61,063      $18,901      $46,158       $46,109      $16,393    $      -   $      -    $188,624
   Fixed-rate loans (1)         38,907           96        6,977         3,508       11,215      32,239     36,433     129,375
   Other loans                   9,034          403        9,932        24,146        2,641       3,062          -      49,219
   MBS & CMO-
       Variable-rate             3,503        1,493          452                          -           -          -       5,438
        Fixed-rate                   1           29           21         2,347        1,695     100,862          -     104,955
   Other investments(2)         11,648            -            -             -       28,696       1,540          -      41,884
------------------------------------------------------------------------------------------------------------------------------
     Total                     124,156       20,884       63,548        73,784       32,596      65,692    138,835     519,495
------------------------------------------------------------------------------------------------------------------------------
Rate Sensitive Liabilities:
------------------------------------------------------------------------------------------------------------------------------
   Deposits:
     Certificate accounts      139,113       59,072       85,227         7,909          118           -          -     291,439
      Money market
         deposit accounts       47,686            -            -             -            -           -          -      47,686
      Passbook accounts         36,620            -            -             -            -           -          -      36,620
      NOW accounts              16,411            -            -             -            -           -          -      16,411
------------------------------------------------------------------------------------------------------------------------------
          Total deposits       235,830       59,072       85,227         7,909          118           -          -     388,156
   Notes payable                   840           90                          -            -           -          -         930
   FHLB advances                35,890       28,363       18,185         5,017          198           -          -      87,653
------------------------------------------------------------------------------------------------------------------------------
     Total                     272,560       87,525      103,412        12,926          316           -          -     476,739
------------------------------------------------------------------------------------------------------------------------------
     Asset/liability gap     $(148,404)   $ (66,641)   $ (39,864)    $  60,858     $ 32,280    $ 65,692   $138,835    $ 42,756
------------------------------------------------------------------------------------------------------------------------------
Additional Gap Information:
------------------------------------------------------------------------------------------------------------------------------
     Gap as a percentage
          of total assets       (26.82)%     (12.05)%      (7.21)%       11.00%        5.83%      11.87%     25.09%       7.73%
     Cumulative gap          $(148,404)   $(215,045)   $(254,909)    $(194,051)    $(161,771)  $(96,079)  $ 42,756
     Cumulative gap as
          a percentage of
          total assets          (26.82)%     (38.87)%     (46.08)%      (35.08)%      (29.24)%   (17.37)%     7.73%
===============================================================================================================================

(1)  Amounts are stated without reductions of $12.733 million for deferred fees,
     unearned   income   and   undisbursed    loan   proceeds.    (2)   Includes
     interest-bearing demand deposits, investment securities, and FHLB stock.

INTEREST RATE RISK

     ABT is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and borrowings from the FHLB, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

     The Asset/Liability Committee and the Board of Directors review ABT's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on the net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value ("NPV") is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

     NPV represents the market value of portfolio equity and is equal to the estimated market value of assets minus the estimated market value of liabilities. The model uses a number of assumptions, including the relative levels of market interest rates and prepayments or extension in maturity and repayment in mortgage loans, MBS & CMO and certain types of callable investments. These computations did not contemplate actions management undertook to reposition the assets and liabilities as discussed below, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the model of computing NPV. Should interest rates remain or decrease below present levels, the portion of adjustable rate loans could decrease in future periods due to loan refinancing or payoff activity. In the event of an interest rate change, pre-payment levels would likely be different from those assumed in the model and the ability of borrowers to repay their adjustable rate loans may decrease during rising interest rate environments.

     The ABT information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2001.

-------------------------------------------------------------------------------------------------------
                                                                                NPV as Percent of
                                   Net Portfolio Value                       Present Value of Assets
-------------------------------------------------------------------------------------------------------
 Change           Dollar                Dollar                Percent
in Rates          Amount                Change                Change        NPV Ratio          Change
-------------------------------------------------------------------------------------------------------
                                        (Dollars in thousands)
 +200  bp *      $ 6,035               $-31,953                -84.11%         1.19%           -5.70 bp
Base or 0%        37,988                                                       6.89
-200   bp         40,989                  3,001                + 7.90          7.23            +0.34 bp

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

     Upon review of the above information and certain other interest rate risk reports for the period ending December 31, 2001, management determined that a significant deterioration had occurred in Company's portfolio holdings of CMO resulting in a large increase in the Company's exposure to future increases in interest rate risk. Upon further review, management determined that the increase in the exposure was significant enough to call into question the prudence of continuing to hold the securities to maturity. In order to take the necessary action to reduce this exposure, management decided to move the entire securities portfolio from the "Held to Maturity" accounting classification to the "Available for Sale" classification as of December 31, 2001.

     The Company has determined that most of its investments no longer fit its risk profile given the unsettled, uncertain and volatile nature of the market and the possibility that interest rates could move against the portfolio. The decelerating speed of prepayments on these instruments during the first quarter of 2002 has been remarkable; significantly extending the practical maturity of the portfolio to a level that is now unacceptable. The alternatives to taking immediate action to mitigate the potential losses, including long-term funding strategies, hedging strategies and partial liquidations, were felt to be inadequate in the circumstances. The Company decided to liquidate the majority of the investment portfolio during the first quarter of 2002.

     The proceeds from the liquidation of the Company's investments will be used first to repay short-term borrowings from the FHLB. This will increase the Company's flexibility to retain more of its self-originated loans in portfolio and to purchase loan participations in the region, as they become available. The balance of the proceeds will be used to purchase short-term liquid investments, including limited maturity MBS, which present little in the way of interest rate risk compared with the liquidated investments. The Company also will use some proceeds to invest in intermediate-term MBS to provide a balance to its portfolio between interest rate risk reduction and maintenance of higher net interest income levels.

YIELDS EARNED AND RATES PAID

     The following tables set forth the weighted average yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities, together with the net yield on interest-earning assets.

                                                                                   Year Ended December 31,
                                                                              ----------------------------------
Weighted Average Yield:                                                       2001          2000         1999
-------------------------------------------------------------------------------------------------------------------
     Loans                                                                     7.83%        7.91%        7.70%
     MBS & CMO                                                                 7.00         6.99         6.25
     Other interest-earning assets                                             6.66         6.85         6.41
     All interest-earning assets                                               7.60         7.67         7.32
Weighted Average Cost:
-------------------------------------------------------------------------------------------------------------------
     Deposits                                                                  5.03         5.02         4.58
     Federal Home Loan Bank advances                                           6.50         6.73         5.41
     Notes payable                                                             7.30         8.30         6.00
     All interest-bearing liabilities                                          5.31         5.44         4.65
-------------------------------------------------------------------------------------------------------------------
Interest Rate Spread (spread between weighted average yield on all
     interest-earning assets and all interest-bearing liabilities)             2.29         2.23         2.67
-------------------------------------------------------------------------------------------------------------------
Net Yield (net interest income as a percentage of average
     interest-earning assets)                                                  2.57         2.55         3.10

                                                                                       At December 31,
                                                                                       ---------------
Weighted Average Interest Rates:                                              2001          2000         1999
-------------------------------------------------------------------------------------------------------------------
     Loans                                                                     7.74%        8.16%        7.70%
     MBS & CMO                                                                 6.35         6.94         6.75
     Total interest-earning assets                                             7.39         7.91         7.49
     Deposits                                                                  4.40         5.25         4.71
     Federal Home Loan Bank advances                                           5.58         6.54         5.49
     Notes payable                                                             6.20         8.67         6.00
     Total interest-bearing liabilities                                        4.62         5.63         4.86
     Interest rate spread                                                      2.77         2.28         2.63
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

                                                                Year Ended December 31
                                                  2001   vs.    2000               2000    vs.      1999
-------------------------------------------------------------------------------------------------------------------
                                                    Increase (Decrease)             Increase (Decrease)
                                                    Due to Changes in               Due to Changes in
-------------------------------------------------------------------------------------------------------------------
                                                                    Net                             Net
                                               Volume        Rate   Change      Volume        Rate  Change
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans and MBS & CMO                         $ 1,835   $  (411)  $ 1,424       $ 6,680   $   806  $  7,486
   Other interest-earning assets                (1,618)     (192)   (1,810)            4       446       450
-------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets               $   217   $  (603)  $  (386)      $ 6,684   $ 1,252  $  7,936
-------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits                                    $ 1,283   $    43   $ 1,326       $   658   $ 1,485  $  2,143
   FHLB advances and notes payable              (1,538)     (273)   (1,811)        5,358       478     5,836
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities          $  (255)  $  (230)  $  (485)      $ 6,016   $ 1,963  $  7,979
-------------------------------------------------------------------------------------------------------------------
   Change in net interest income               $   472   $  (373)  $    99       $   668   $  (711) $    (43)
-------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     NET INCOME: The Company's net income increased $238,000 and 6.68% to $3,800,000 ($1.21 basic and diluted earnings per share) for the year ended December 31, 2001, compared to $3,562,000 ($1.13 basic and diluted earnings per share) for the year ended December 31, 2000. The improvement in year 2001 income was primarily due to increases in net interest income and other income due mostly to gains on loans sold. Net income for the year ended December 31, 2000, had increased $230,000 and 6.90%, from $3,332,000 ($0.98 basic and diluted earnings per share) in the year 1999 due to an increase in other income and lower tax expense both of which were attributable in large part to an increase in the cash surrender value of the Company-owned life insurance policies.

     NET INTEREST INCOME: Net interest income increased by $99,000 in 2001 compared to 2000 and was due to a greater decrease in interest costs, $485,000 and 1.96% compared to a decrease in interest income of $386,000 and 1.04%. The average-interest earning assets decreased only 0.14% to $482,111,000 in 2001 from $482,775,000 in 2000 and the interest-bearing liabilities increased only 0.45% to $456,678,000 in 2001 from $454,638,000 in 2000. The total interest rate on average earning assets decreased 6 basis points to 7.60% in 2001 from 7.67% in 2000. The decrease in interest expense was due to increased volume and a small increase in costs of deposits while correspondingly reducing FHLB advances and notes payable. The total interest rate on average interest-bearing liabilities decreased 13 basis points to 5.31% in 2001 from 5.44% in 2000. The decrease in interest income was due to the increase in loans and MBS & CMO at lower interest rates offset by calls on agency investment securities. The Company's net interest spread increased 6 basis points to 2.29% in 2001 from 2.23% in 2000. Net interest income was essentially even between 2000 and 1999, declining by $43,000. Although interest income increased by $7,936,000 and 27.29%, interest expense increased by a greater amount, $7,979,000 and 47.64%. The 2000 increase in interest income and interest expense were driven primarily by growth in the volumes of interest-earning assets and interest-bearing liabilities, respectively, as the Company has sought to better leverage its balance sheet. Also contributing to the greater increase in interest expense was the higher average cost of interest-bearing liabilities, which jumped 79 basis points while the average yield on interest-earning assets increased by only 35 basis points. As a result of the greater increase in average costs, the Company's net interest spread narrowed 44 basis points to 2.23% in 2000 from 2.67% for 1999.

     The Company's average portfolio balance of loans increased 1.29% to $376,157,000 for the year 2001, from $371,349,000 for the year 2000. This average loan portfolio had increased 31.71% for the year 2000 over the $281,943,000 average for the year 1999. The ending balance of loans was
$349,195,000,   $398,775,000   and   $326,804,000   for  2001,  2000  and  1999,
respectively. Loan originations and purchases were up 10.55% to $198,671,000 in 2001 compared to $179,705,000 in 2000. Sold loans, which are all fixed-rate residential mortgage loans, were up 890% to $91,515,000 compared to $9,238,000 in 2000 and were down 60.36% in 2000 compared to $23,303,000 in 1999. The loan portfolio decreased in 2001 because the volume of residential mortgage loans were mostly fixed-rate loans, which are sold to the secondary market. The commercial loans, both mortgage and other commercial loans, did increase
$47,438,000 and 83% in 2001. This is due to both purchases of loan participations, lease purchases and an increase in the volume of direct commercial loans. The installment loans decreased $6,153,000 and 20.38% due to reduced loan volume as market competitive rates were below minimums established by the Company. The loan portfolio had grown in 2000 because more of the loans were commercial and variable-rate residential mortgage loans, which were retained as compared to 1999. Purchased loans were $49,498,000 in 2001, $47,884,000 in 2000 and $60,355,000 in 1999.

     The Company's average portfolio balance of MBS & CMO increased 144.07% in 2001 to $31,768,000 and had decreased 24.68% to $13,016,000 for the year 2000 from  $17,280,000  for  the  year  1999.  The  ending  balance  of

MBS & CMO was $110,393,000, $11,806,000 and $14,970,000 for 2001, 2000 and 1999,
respectively. Purchases were $111,505,000 in 2001 in an attempt to keep the Company leveraged. Purchases were $611,000 in 2000 and were mortgage-backed securities designed to meet requirements of the Community Reinvestment Act.

     The average short-term investments and other interest-earning assets were $74,186,000, $98,410,000 and 98,345,000 for 2001, 2000 and 1999, respectively.
The decrease in 2001 included purchases of $19,925,000 and calls of $77,805,000 of callable agency bonds held to maturity after these investments had remained outstanding without calls or purchases in 2000.

     Average interest-earning assets decreased $664,000 or 0.14% to $482,111,000 in 2001 from $482,775,000 in 2000. The increases were $4,808,000 and 1.29% in average loans and $18,752,000 and 144.06% in MBS & CMO while other average investments decreased $24,224,000 and 24.62%. Average interest-earning assets increased $85,207,000 or 21.43% to $482,775,000 in 2000 from $397,568,000 in
1999. The 2000 increase was $89,406,000 and 31.71% in average loans while average mortgage-back securities decreased $4,264,000 and 24.68% and other interest-earning assets remained the same. Total interest income was $36,633,000, $37,019,000 and $29,083,000 for 2001, 2000 and 1999, respectively.
The $386,000 decrease in interest income in 2001 over 2000 was an increase of $217,000 due to net volume changes offset by a $603,000 decrease due to net rate changes. The $7,936,000 increase in interest income in 2000 over 1999 was increases of $6,684,000 related to volume increases and $1,252,000 related to rate increases.

     Average interest-bearing liabilities increased $2,040,000 or 0.45% to $456,678,000 in 2001 from $454,638,000 in 2000. The increase was composed of average  interest-bearing  deposits increasing  $25,511,000 and 7.38%, offset by average borrowings from the FHLB decreasing $22,577,000 and 21.17% and notes payable decreasing $894,000 and 36.40%. Average interest-bearing liabilities increased $94,372,000 or 26.20% to $454,638,000 in 2000 from $360,266,000 in
1999. The increase was composed of average interest-bearing deposits increasing $13,959,000 and 4.21%, average borrowings from the FHLB increasing $78,255,000 and 275.53% and notes payable increasing $2,158,000. Total interest expense was $24,243,000, $24,728,000 and $16,749,000 for 2001, 2000 and 1999, respectively.
The  $485,000  decrease  of  interest  expense  in 2001  was due to  volume  net decreases of $255,000 and rate net decreases of $230,000. The $7,979,000 increase of interest expense in 2000 was due to volume increases of $6,016,000 and rate increases of $1,963,000.

     The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, was 2.29% in 2001, 2.23% in 2000 and 2.67% in 1999. The net yield on interest-earning assets, which is interest income as a percent of average earning assets, was 2.57% in 2001, 2.55% in 2000 and 3.10% in 1999.

     PROVISION FOR LOAN LOSSES: The provision for loan losses was $360,000 in 2001, $417,000 in 2000 and $328,000 in 1999. The provision is the amount that is added to the allowance for loan losses for future loan charge-offs. The allowance for loan losses as a percent of loans was 0.50% at December 31, 2001, 0.37% at December 31, 2000 and 0.47% at December 31, 1999, and represents management's best estimate of expected charge-offs in the loan portfolio. Net loan charge-offs have historically been less than the annual provision for loan losses and were $119,000, $462,000 and $78,000 for the years 2001, 2000 and
1999, respectively. Non-performing assets (e.g., real estate owned, non-accrual loans and loans 90 days or more past due) were $3,179,000, $1,673,000 and $1,196,000 at December 31, 2001, 2000 and 1999, respectively. The 2001 non-performing assets include $606,000 of real estate repossessed by the Company and carried on the books at their book value or fair market value less estimated selling costs, whichever is lower. Comparable repossessed real estate was $125,000 at December 31, 2000, and zero at December 31, 1999. The 2001 non-performing assets also include $1,348,000 for a loan on an apartment complex that has an appraisal for 130% of its carrying value. The 1999 provision includes $172,000 for a non-performing loan that was acquired in the Cardinal State Bank purchase. This loan was written-off during the first quarter of 2000. If this loan is deleted from the 2000 net charge-offs, the 2000 provision of $417,000 exceeds the $290,000 of charged-offs by $127,000. The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company's lending area and loan growth or reduction during each year.

     OTHER INCOME:  Other income was  $4,513,000,  $3,766,000 and $3,302,000 for
2001, 2000 and 1999, respectively. The 2001 gains on sales of loans and servicing rights of $804,000 were significantly higher than $103,000 in 2000 and $381,000 in 1999. In 1999 a gain of $67,000 from the sale of servicing rights was included and no servicing rights were sold in 2001 or 2000. These changes reflect the change in demand for fixed-rate real estate loans. In 2001, rates were decreasing all year and the consumer wanted a fixed-rate residential mortgage loan which is sold in the secondary market, but in 2000 and 1999 the average mortgage rates were higher and the consumer preferred a variable-rate residential mortgage loan which is normally retained in portfolio. The net loan servicing fees of $329,000, $293,000 and $266,000 for the years 2001, 2000 and 1999, respectively, have increased and reflect the retention and increase of average loans serviced. Operating losses associated with the limited partnership amounted to $172,000 in 2001, $101,000 in 2000 and $192,000 in 1999. At the same time as these losses are reflected the Company also reflected federal income tax credits of $210,000, $213,000 and $210,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Brokerage and insurance commissions have decreased slightly each of the last three years with $995,000 in 2001, $1,056,000 in 2000 and $1,199,000 in 1999.
The recession had a direct influence on this income during 2001 and the latter part of 2000. ABT invested in life insurance on employees and directors, with a balance or cash surrender value of $18,035,000 and $17,089,000 at December 31, 2001 and 2000, respectively. The majority of the policies were purchased during 1999, and accordingly the nontaxable increase in cash surrender value of life insurance was $945,000 in 2001, $972,000 in 2000 and $447,000 in 1999. The 2000
income included a one-time adjustment of $197,000 related to the value of insurance policies on two retired employees.

     OTHER EXPENSE: Operating expenses were $11,278,000, $10,914,000 and $10,509,000 for 2001, 2000 and 1999, respectively. These yearly increases were due to normal increases and to additional expense of operating a new trust department, commercial loan department and a new branch that ABT opened during December 1999. The 1999 expenses also included additional costs related to the Year 2000 compliance. The conversion of both banks to the same mainframe system had provided for a reduction of data processing expense during 1999. This reduction was offset in 2000 by improvements made in data processing and the initial expense of implementing check imaging. Data processing expense and other expenses in 2000 include some additional costs related to the merger of the two banks during that year. The merger of the banks is expected to reduce expenses in future years.

     INCOME TAX EXPENSE: Income tax expense was $1,465,000 in 2001, $1,164,000 in 2000 and $1,467,000 in 1999. The effective tax rate was 27.8% in 2001, 24.6%
in 2000 and 30.6% in 1999. The increase in 2001 was due to lower non-taxable insurance income and to higher state taxes and higher pretax income. The decrease in tax expense in 2000 from 1999 is due to slightly lower pretax income and to a lower effective tax rate due to the nontaxable insurance income and to lower state income taxes due to change in state law. See note 9 to the consolidated financial statements for detail of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, funds provided by operations, loan principal repayments and new deposits have been the Company's principal sources of liquid funds. In addition, the Company has the ability to obtain funds through the sale of new mortgage loans and through borrowings from the FHLB system. At December 31, 2001, the Company's commitments for loans in process totaled $11,756,000. Management believes that the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs. A portion of these commitments is for fixed-rate mortgage loans, which will be sold immediately into the secondary market.

     An amendment of the 1996 Stock Option Plan, which provides for the granting of incentive and non-qualified stock options, was approved by the shareholders in April 1998 and extended the plan's term to ten years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. No options for exercise of shares were done in 2001. Options for 825 shares in 2000 and 9,235 shares in 1999 were exercised. See note 10 to the consolidated financial statements for option activity and the pro forma effect on net income.

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

     SFAS No. 142, "Goodwill and Other Intangible Assets" will be effective for fiscal years beginning after December 15, 2001, and requires that upon adoption, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill recorded at the date of adoption and any future goodwill. Goodwill will not be amortized but will be reviewed for impairment at least once a year and adjusted by reduction of the carrying value of goodwill if the asset is impaired. At December 31, 2001, the Company had $1,511,000 of goodwill on its balance sheet that was amortized at a rate of $159,000 in 2001. This goodwill is composed of $1,290,000 that will no longer be amortized but will be tested for impairment of carrying value on an annual basis. The $221,000 balance classified as core deposit intangibles, at the time of the Cardinal State Bank acquisition, will continue to be amortized over 6.5 years at a rate of $35,000 in 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     Reference is made to discussions captioned "Interest Sensitivity" and "Interest Rate Risk" in Item 7 of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditors                                               58

Consolidated Balance Sheets at December 31, 2001 and 2000                    59

Consolidated Statements of Income for Each of the Three
     Years in the Period Ended December 31, 2001                             60

Consolidated Statements of Shareholders' Equity for Each of
     the Three Years in the Period Ended December 31, 2001                   61

Consolidated Statements of Cash Flows for Each of the Three
     Years in the Period Ended December 31, 2001                             62

Notes to Consolidated Financial Statements                                   63

                            [LETTERHEAD OF BKD, LLP]

                         Independent Accountants' Report


To the Shareholders and
Board of Directors
Ameriana Bancorp
New Castle, Indiana


We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Ameriana Bancorp as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

/s/ BKD, LLP

Indianapolis, Indiana
February 8, 2002

                                Ameriana Bancorp
                           Consolidated Balance Sheets
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                            2001                 2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash on hand and in other institutions                                               $   7,518            $  14,609
   Interest-bearing demand deposits                                                         4,283                4,422
----------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                             11,801               19,031
   Investment securities held to maturity (fair value of $97,863)                              --               99,707
   Investment securities available for sale                                               140,629                   --
   Loans, net of allowance for loan losses of $1,730 and $1,489                           347,465              397,286
   Premises and equipment                                                                   6,919                7,097
   Stock in Federal Home Loan Bank                                                          7,365                7,265
   Intangible assets                                                                        1,511                1,670
   Cash surrender value of life insurance                                                  18,035               17,089
   Other assets                                                                            18,354                8,143
----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                    $552,079             $557,288
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
     Deposits
       Noninterest-bearing                                                              $  24,257            $  12,927
       Interest-bearing                                                                   388,156              354,668
----------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                   412,413              367,595
     Borrowings                                                                            88,583              141,172
     Drafts payable                                                                         6,092                3,039
     Other liabilities                                                                      2,096                3,771
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                509,184              515,577
----------------------------------------------------------------------------------------------------------------------------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock  - 5,000,000 shares authorized and unissued
     Common stock, $1.00 par value
         Authorized 15,000,000 shares
         Issued and outstanding - 3,146,616 shares                                          3,147                3,147
     Additional paid-in capital                                                               499                  499
     Retained earnings                                                                     39,945               38,065
     Accumulated other comprehensive loss                                                    (696)                  --
-----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                         42,895               41,711
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                       $552,079             $557,288
=============================================================================================================================


See notes to consolidated financial statements.

                                Ameriana Bancorp
                        Consolidated Statements of Income
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31
----------------------------------------------------------------------------------------------------------------
                                                             2001               2000               1999
----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on loans                                         $29,468             $29,359            $21,703
   Interest on mortgage-backed securities                      2,225                 910              1,080
   Interest on investment securities                           4,066               6,055              5,107
   Other interest and dividend income                            874                 695              1,193
----------------------------------------------------------------------------------------------------------------
         Total interest income                                36,633              37,019             29,083
----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                       18,663              17,337             15,194
   Interest on borrowings                                      5,580               7,391              1,555
----------------------------------------------------------------------------------------------------------------
         Total interest expense                               24,243              24,728             16,749
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                           12,390              12,291             12,334
   Provision for loan losses                                     360                 417                328
----------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           12,030              11,874             12,006
----------------------------------------------------------------------------------------------------------------
OTHER INCOME
   Net loan servicing fees                                       329                 293                266
   Other fees and service charges                              1,301               1,194              1,067
   Brokerage and insurance commissions                           995               1,056              1,199
   Gains on sales of loans and servicing rights                  804                 103                381
   Increase in cash surrender value of life insurance            945                 972                447
   Other                                                         139                 148                (58)
----------------------------------------------------------------------------------------------------------------
         Total other income                                    4,513               3,766              3,302
----------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
   Salaries and employee benefits                              6,935               6,613              6,052
   Net occupancy expense                                       1,467               1,541              1,465
   Federal insurance premium                                      71                  74                182
   Data processing expense                                       313                 308                275
   Printing and office supplies                                  330                 290                346
   Other                                                       2,162               2,088              2,189
----------------------------------------------------------------------------------------------------------------
         Total other expense                                  11,278              10,914             10,509
----------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     5,265               4,726              4,799
   Income taxes                                                1,465               1,164              1,467
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $  3,800            $  3,562           $  3,332
================================================================================================================
BASIC AND DILUTED EARNINGS PER SHARE                        $   1.21            $   1.13           $    .98
================================================================================================================

See notes to consolidated financial statements.

                                Ameriana Bancorp
                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                           Additional                         Other
                                             Common         Paid-in         Retained      Comprehensive
                                             Stock          Capital         Earnings          Loss             Total
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                     $3,511          $6,775          $35,063      $      --           $45,349
Net income                                         --              --            3,332             --             3,332
Dividends declared ($.60 per share)                --              --           (2,004)            --            (2,004)
Purchase of common stock                         (374)         (6,373)              --             --            (6,747)
Exercise of stock options                           9              90               --             --                99
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    3,146             492           36,391             --            40,029
Net income                                         --              --            3,562             --             3,562
Dividends declared ($.60 per share)                --              --           (1,888)            --            (1,888)
Exercise of stock options                           1               7               --             --                 8
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    3,147             499           38,065             --            41,711
Net income                                         --              --            3,800             --             3,800
Change in unrealized depreciation on
   available-for-sale securities, net
   of income tax benefit of $464                   --              --              --             (696)            (696)
                                        -----------------------------------------------------------------------------------
    Comprehensive income                                                                                          3,104
Dividends declared ($.61 per share)                --              --           (1,920)            --            (1,920)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                   $3,147            $499          $39,945      $     (696)         $42,895
===========================================================================================================================


See notes to consolidated financial statements.

                                Ameriana Bancorp
                      Consolidated Statements of Cash Flows
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                                                                2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                   $ 3,800       $  3,562           $  3,332
   Items not requiring (providing) cash
     Provision for losses on loans                                                  360            417                328
     Depreciation and amortization                                                  804            677                574
     Increase in cash surrender value                                              (945)          (972)              (447)
     Mortgage loans originated for sale                                         (91,515)        (9,238)           (23,303)
     Proceeds from sale of mortgage loans                                        86,814          9,298             27,411
     Gains on sale of loans and servicing rights                                   (804)          (103)              (381)
     Increase  in other assets                                                   (4,690)          (714)              (885)
     Increase (decrease) in drafts payable                                        3,053           (862)              (452)
     Increase (decrease) in other liabilities                                    (1,012)            61               (702)
     Other adjustments                                                              488            291                728
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in)  operating activities                    (3,647)         2,417              6,203
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net change in interest-bearing time deposits                                      --          1,499              1,988
   Purchase of investment securities held to maturity                          (131,430)          (606)           (43,061)
   Proceeds from maturities/calls of securities held to maturity                 77,805             --              6,993
   Principal collected on mortgage-backed securities held to maturity            11,445          3,720              5,151
   Net change in loans                                                           48,628        (72,769)           (63,884)
   Net purchases of premises and equipment                                         (425)          (636)            (1,587)
   Premiums paid on life insurance                                                   --             --            (15,461)
   Purchase of Federal Home Loan Bank stock                                        (100)        (2,924)              (754)
   Other investing activities                                                       153         (1,509)               415
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                      6,076        (73,225)          (110,200)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net change in demand and passbook deposits                                    10,309          1,722              4,718
   Net change in certificates of deposit                                         34,509         11,764             17,052
   Proceeds from borrowings                                                      93,500        329,600             88,000
   Repayment of borrowings                                                     (146,089)      (271,300)           (22,680)
   Purchase of common stock                                                          --             --             (6,747)
   Cash dividends paid                                                           (1,888)        (1,888)            (2,063)
   Other financing activities                                                        --              8                 99
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                     (9,659)        69,906             78,379
------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                              (7,230)          (902)           (25,618)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   19,031         19,933             45,551
------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $11,801        $19,031            $19,933
==============================================================================================================================

See notes to consolidated financial statements.

                                Ameriana Bancorp
                   Notes to Consolidated Financial Statements
             (table dollar amounts in thousands, except share data)


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the "Company") and its wholly-owned subsidiary:
Ameriana Bank and Trust, SB ("ABT"), and ABT's wholly-owned subsidiaries Ameriana Financial Services, Inc., Indiana Title Insurance Company ("ITIC") and Ameriana Insurance Agency, Inc. A previously separate subsidiary, Ameriana Bank of Ohio, FSB ("ABO"), was merged into ABT in October, 2000. ITIC ceased operations at the close of business on December 31, 2000. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of ABT and its subsidiaries. The Company provides various banking services and engages in loan servicing activities for investors and operates in a single significant business segment. ABT is subject to the regulation of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company's gross revenues are substantially earned from the various banking services provided by ABT. The Company also earns brokerage and insurance commissions from the services provided by the other subsidiaries.

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

Investment Securities: Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Stock in Federal Home Loan Bank ("FHLB") is stated at cost and the amount of stock the Company is required to own is determined by regulation.

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2001, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Mortgage Servicing Rights on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.

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


2.   RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2001 was $1,303,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


3.   INVESTMENT SECURITIES

                                                                   GROSS        GROSS
                                                 AMORTIZED      UNREALIZED    UNREALIZED        FAIR
                                                   COST            GAINS        LOSSES         VALUE
-------------------------------------------------------------------------------------------------------
Available for sale at December 31, 2001
    Mortgage-backed securities and
      collateralized mortgage obligations          $111,723          $269       $(1,599)     $110,393
    Federal agencies                                 28,566           176           (46)       28,696
    Other                                             1,500            40            --         1,540
-------------------------------------------------------------------------------------------------------
                                                   $141,789          $485       $(1,645)     $140,629
=======================================================================================================

Held to maturity at December 31, 2000
    Mortgage-backed securities and
      collateralized mortgage obligations          $ 11,806          $ 44      $   (139)     $ 11,711
    Federal agencies                                 87,901             9        (1,758)       86,152
-------------------------------------------------------------------------------------------------------
                                                   $ 99,707          $ 53       $(1,897)     $ 97,863
=======================================================================================================


Federal agency and other securities at December 31, 2001 had maturities of greater than ten years.

Investment securities with a total amortized cost of $52,344,000 and $44,535,000 were pledged at December 31, 2001 and 2000 to secure FHLB advances.

In 2002, the Company determined that because of its interest rate risk, it would not be able to continue to hold its investment securities to maturity. Accordingly, the Company transferred its held-to-maturity investments to available for sale as of December 31, 2001, and recorded an accumulated other comprehensive loss of $696,000 as of that date.

4.   LOANS

----------------------------------------------------------------------------
                                                 December 31
----------------------------------------------------------------------------
                                             2001                2000
----------------------------------------------------------------------------
Residential mortgage loans                $231,940             $326,403
Commercial mortgage loans                   78,435               48,393
Installment loans                           24,045               30,198
Commercial loans                            26,160                8,764
Loans secured by deposits                    1,348                1,598
----------------------------------------------------------------------------
                                           361,928              415,356
-----------------------------------------------------------------------------
Deduct
----------------------------------------------------------------------------
   Undisbursed loan proceeds                12,725               16,724
   Deferred loan costs, net                      8                 (143)
   Allowance for loan losses                 1,730                1,489
-----------------------------------------------------------------------------
                                            14,463               18,070
-----------------------------------------------------------------------------
                                          $347,465             $397,286
============================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


Loans being serviced by the Company for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, totaled approximately $162,017,000, $144,000,000 and $154,000,000 as of December 31,
2001, 2000 and 1999, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2001 and 2000 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2001 and 2000.

------------------------------------------------------------------------------
                                             Year Ended December 31
------------------------------------------------------------------------------
                                           2001       2000        1999
------------------------------------------------------------------------------
Mortgage servicing rights
   Balance at beginning of year           $   847     $   910     $1,076
   Servicing rights capitalized               416          44        180
   Servicing rights sold                       --          --       (155)
   Amortization of servicing rights          (251)       (107)      (191)
------------------------------------------------------------------------------
   Balance at end of year                  $1,012      $  847    $   910
==============================================================================

At December 31, 2001 and 2000, the Company had outstanding commitments to originate loans of approximately $11,756,000 and $5,379,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $19,949,000 and $19,842,000 of conditional commitments for lines of credit receivables at December 31, 2001 and 2000. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

5.   ALLOWANCE FOR LOSSES

------------------------------------------------------------------------
                                       Year Ended December 31
------------------------------------------------------------------------
                                   2001          2000        1999
------------------------------------------------------------------------
Loans
   Balance at beginning of year     $1,489        $1,534       $1,284
   Provision for losses                360           417          328
   Net charge-offs
     Charge-offs                      (146)         (488)         (98)
     Recoveries                         27            26           20
------------------------------------------------------------------------
     Net charge-offs                  (119)         (462)         (78)
------------------------------------------------------------------------
   Balance at end of year           $1,730        $1,489       $1,534
========================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


6.   PREMISES AND EQUIPMENT

----------------------------------------------------------------------------
                                                   December 31
----------------------------------------------------------------------------
                                              2001              2000
----------------------------------------------------------------------------
Land                                         $ 1,396            $ 1,398
Land improvements                                513                513
Office buildings                               7,415              7,157
Furniture and equipment                        4,551              4,384
Automobiles                                       70                 70
----------------------------------------------------------------------------
                                              13,945             13,522
Less accumulated depreciation                  7,026              6,425
----------------------------------------------------------------------------
                                             $ 6,919            $ 7,097
============================================================================

7.   DEPOSITS

-------------------------------------------------------------------------------
                                                    December 31
-------------------------------------------------------------------------------
                                              2001                2000
-------------------------------------------------------------------------------
Demand                                      $  88,327            $  75,978
Savings                                        32,647               34,687
Certificates of $100,000 or more               60,363               43,039
Other certificates                            231,076              213,891
--------------------------------------------------------------------------------
                                             $412,413             $367,595
===============================================================================


Certificates maturing in years ending after December 31, 2001:

---------------------------------------------------
2002                                $196,822
2003                                  76,534
2004                                  10,056
2005                                   5,729
2006                                   2,298
---------------------------------------------------
                                    $291,439
===================================================

Interest paid on deposits approximated interest expense in 2001, 2000 and 1999.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


8.   BORROWINGS

Borrowings at December 31, 2001 and 2000 include Federal Home Loan Bank advances totaling $87,653,000 and $138,751,000 with a weighted-average rate of 5.51% and 6.54%, respectively. The advances are secured by a combination of first-mortgage loans and investment securities. Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2001 and 2000, also include a note payable for $750,000 and $2,150,000 respectively, to another financial institution with a rate of 6.25% and 9%, respectively. The note is secured by the outstanding common stock of ABT. The note was due at January 24, 2002 and was renewed at that date to July 24, 2002 at a rate of 4.25%.

A promissory note of $180,000 and $271,000 is included in borrowings at December 31, 2001 and 2000. The interest rate on the note is 6.0%.

Interest paid on borrowings was $5,881,000, $7,064,000, and $1,361,000 for 2001,
2000 and 1999.

---------------------------------------------------------------------
Maturities in years ending December 31
   2002                                                    $65,093
   2003                                                     17,360
   2004                                                        915
   2005                                                      4,801
   2006                                                        216
   Thereafter                                                  198
---------------------------------------------------------------------
                                                           $88,583
=====================================================================


9.   INCOME TAXES

------------------------------------------------------------------------------------------
                                                                   December 31
------------------------------------------------------------------------------------------
                                                               2001            2000
------------------------------------------------------------------------------------------
Deferred tax assets
  Deferred compensation                                       $    163        $      92
   General loan loss reserves                                      669              550
   Net unrealized loss on securities available for sale            464               --
   Other                                                           186              155
------------------------------------------------------------------------------------------
                                                                 1,482              797
------------------------------------------------------------------------------------------
Deferred tax liabilities
   FHLB stock dividends                                           (477)            (443)
   Tax bad debt reserves                                          (146)            (218)
   Purchase accounting adjustments                                (153)            (101)
   Deferred loan fees                                              (97)            (225)
   Mortgage servicing rights                                      (358)            (283)
   Other                                                          (146)            (115)
------------------------------------------------------------------------------------------
                                                                (1,377)          (1,385)
------------------------------------------------------------------------------------------
         Net deferred tax asset (liability)                    $   105        $    (588)
==========================================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

-------------------------------------------------------------------------------------------------------
                                                                 Year Ended December 31
-------------------------------------------------------------------------------------------------------
                                                         2001             2000             1999
-------------------------------------------------------------------------------------------------------
Statutory federal tax rate                               34.0%             34.0%            34.0%
State income taxes, net of federal tax benefit            2.8               1.4              4.4
Tax credits                                              (4.0)             (4.5)            (4.3)
Cash surrender value of life insurance                   (6.1)             (7.0)            (3.2)
Other                                                     1.1                .7              (.3)
--------------------------------------------------------------------------------------------------------
Effective tax rate                                       27.8%             24.6%            30.6%
=======================================================================================================

The provision for income taxes consists of the following:

-------------------------------------------------------------------------
                                   Year Ended December 31
-------------------------------------------------------------------------
                           2001             2000             1999
-------------------------------------------------------------------------
Federal
   Current                  $1,448           $1,172           $1,094
   Deferred                   (205)            (111)              55
-------------------------------------------------------------------------
                             1,243            1,061            1,149
-------------------------------------------------------------------------
State
   Current                     246               71              297
   Deferred                    (24)              32               21
-------------------------------------------------------------------------
                               222              103              318
--------------------------------------------------------------------------
                            $1,465           $1,164           $1,467
=========================================================================

The Company paid $969,000, $1,624,000 and $1,749,000 of state and federal income taxes in 2001, 2000 and 1999.


10.  EMPLOYEE BENEFITS

The Company is a participating employer in a multi-employer defined-benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. Since the defined-benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. Contributions are not required because the plan reached the Internal Revenue Service's full funding limitation. Pension expense for the plans totaled $5,000, $38,000 and $39,000 in 2001, 2000 and 1999, respectively.

The Company has arrangements that provide retirement and death benefits to certain officers and directors. The accrual of benefits totaled $420,000, $235,000 and $47,000 for 2001, 2000 and 1999. In connection with these and other benefits, life insurance has been purchased with the proceeds from the policies to be utilized for the payment of benefits.

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions. The contingent liability under these agreements is generally three times the annual salary of the officer.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


Under the 1987 Stock Option Plan and the 1996 Stock Option and Incentive Plan ("1996 Plan"), the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. Plan terms permit certain nonincentive stock options to be granted at less than market value at plan committee discretion. Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans. The period for exercising options shall not exceed ten years from the date of grant. The plans also permit grants of stock appreciation rights. An amendment of the 1996 Plan extended the plan's term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares.

The following is a summary of the status of the Company's stock option plans and changes in those plans as of and for the years ended December 31, 2001, 2000 and 1999.

----------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                  2001                        2000                         1999
----------------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED-                     Weighted-                   Weighted-
                                                      AVERAGE                       Average                     Average
                 OPTIONS                 SHARES    EXERCISE PRICE     Shares    Exercise Price    Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          226,786       $14.31        255,505         $14.43       256,481       $14.18
Granted                                        --           --          1,000          10.63         9,800        16.78
Exercised                                      --           --           (825)          9.43        (9,235)       10.11
Forfeited/expired                         (23,276)       13.81        (28,894)         14.01        (1,541)       14.32
                                      -----------                 -----------                  -----------

Outstanding at end of year                203,510        14.37        226,786          14.31       255,505        14.43
                                      ===========                 ===========                  ===========

Options exercisable at year end           201,750       $14.35        215,082         $14.32       216,169       $14.16
Weighted-average fair value of
   options granted during the year             --           --                         $2.35                      $3.80


As of December 31, 2001, other information in exercise price ranges for options outstanding and exercisable is as follows:

                                Outstanding                                                       Exercisable
-----------------------------------------------------------------------------------       -------------------------------
                                             Weighted-           Weighted-Average                            Weighted-
    Exercise Price          Number            Average         Remaining Contractual            Number         Average
         Range             of Shares      Exercise Price               Life                  of Shares     Exercise Price
-----------------------------------------------------------------------------------       -------------------------------
$9.43 - 12.53          65,090                 $12.46                 4.1 years                   65,090         $12.46
14.32 - 18.30          138,420                 15.26                 5.4 years                  136,660          15.25

There were 171,326 shares under the 1996 Plan available for grant at December 31, 2001.

SFAS No. 123, Stock-Based Compensation, established a fair value based method of accounting for stock-based compensation plans. Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                                                2000            1999
                                                                                          ------------------------------
Risk-free interest rates                                                                        6.4%           5.0-6.0%
Dividend yields                                                                                 5.3%            3.7%
Expected volatility factors of market price of common stock                                    27.9%           23.4%

Weighted-average expected life of the options                                                  8 years         8 years


Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this Statement are as follows:

                                                                              2001           2000             1999
                                                                       -----------------------------------------------
Net income                                            As reported           $3,800          $3,562           $3,332
                                                      Pro forma              3,800           3,529            3,231

Basic and diluted earnings per share                  As reported             1.21            1.13              .98
                                                      Pro forma               1.21            1.12              .95

11.  SHAREHOLDERS' EQUITY

The payment of dividends by the Company depends substantially upon receipt of dividends from ABT, which is subject to various regulatory restrictions on the payment of dividends. Under current regulations ABT may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the net worth of this entity to be reduced below regulatory capital requirements or the amount required for its liquidation accounts.

In addition, without prior approval, current regulations allow ABT to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by ABT to pay dividends in excess of this restriction. At December 31, 2001, the shareholder's equity of ABT was $43,592,000 of which $41,442,000 was restricted from dividend distribution to the Company.


12.  EARNINGS PER SHARE

                                                                     Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                               2001                          2000                           1999
------------------------------------------------------------------------------------------------------------------------------
                                            WEIGHTED-                      Weighted-                      Weighted-
                                             AVERAGE  PER SHARE             Average  Per Share             Average  Per
                                    INCOME   SHARES     AMOUNT    Income    Shares     Amount    Income    Shares   Share
                                                                                                                     Amount
------------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Share
   Income available to common       $3,800 3,146,616     $1.21   $3,562   3,146,451     $1.13    $3,332  3,386,444      $.98
     shareholders                                        =====                          =====                           ====
Effect Of Dilutive Stock Options        --     1,352                 --         110                  --     30,291
                                    ----------------             ------------------            -------------------
Diluted Earnings Per Share
   Income available to common
     shareholders and assumed       $3,800 3,147,968     $1.21   $3,562   3,146,561     $1.13    $3,332  3,416,735      $.98
     conversions                    ==========================================================================================

Options to purchase 138,420 shares of common stock at exercise prices of $14.32 to $18.30 per share were outstanding at December 31, 2001 but were not included in the computation of diluted earnings per share because the options' exercisable price was greater than the average market price of the common shares.

13.  REGULATORY CAPITAL

ABT is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2001 and 2000, ABT is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2001, that management believes have changed this classification.

Actual and required capital amounts and ratios for ABT are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                         DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                              REQUIRED FOR
                                                                            ADEQUATE CAPITAL(1)          ACTUAL CAPITAL
------------------------------------------------------------------------------------------------------------------------------
                                                                           RATIO        AMOUNT       RATIO         AMOUNT
------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital (1) (to risk-weighted assets)                      8.0%       $27,521       12.5%       $42,923
Tier 1 capital (to risk-weighted assets)                                    4.0         13,760       12.0         41,193
Core capital (1) (to adjusted total assets)                                 3.0         16,481        7.5         41,193
Core capital (1) (to adjusted tangible assets)                              2.0         10,988        7.5         41,193
Tangible capital (to adjusted total assets)                                 1.0          8,241        7.5         41,193

(1) As defined by regulatory agencies


------------------------------------------------------------------------------------------------------------------------------
                                                                                         DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                              REQUIRED FOR
                                                                           ADEQUATE CAPITAL(1)          ACTUAL CAPITAL
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

(1) As defined by regulatory agencies

ABT has qualified under provisions of the Internal Revenue Code that permit it to deduct from taxable income a provision for bad debts which differs from the provision for such losses charged against income. Accordingly, retained earnings at December 31, 2001, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of "bank" status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.


14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


The following table presents the estimates of fair value of financial instruments:

----------------------------------------------------------------------------------------------------------
                                                                     December 31
----------------------------------------------------------------------------------------------------------
                                                          2001                          2000
----------------------------------------------------------------------------------------------------------
                                                CARRYING         FAIR         Carrying         Fair
                                                  VALUE          VALUE          Value          Value
----------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                     $  11,801     $  11,801       $  19,031     $  19,031
   Investment securities                           140,629       140,629          99,707        97,863
   Loans                                           347,465       343,478         397,286       398,717
   Interest receivable                               3,263         3,263           4,496         4,496
   Stock in FHLB                                     7,365         7,365           7,265         7,265
   Cash surrender value of life insurance           18,035        18,035          17,089        17,089

Liabilities
   Deposits                                        412,413       414,413         367,595       369,477
   Borrowings                                       88,583        90,642         141,172       142,182
   Notes payable                                       930           930           2,421         2,421
   Interest payable                                    982           982             950           950
   Drafts payable                                    6,092         6,092           3,039         3,039

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash  Equivalents,  Stock  in FHLB  and  Cash  Surrender  Value of Life
Insurance: The carrying amounts reported in the consolidated balance sheets approximate those assets' fair values.

Investment Securities: Fair values are based on quoted market prices.

Loans: The fair values for loans are estimated using a discounted cash flow calculation that applies interest rates used to price new similar loans to a schedule of aggregated expected monthly maturities on loans.

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

Borrowings: The fair value of borrowings is estimated using a discounted cash flow calculation, based on borrowing rates for periods comparable to the remaining terms to maturity of the borrowings.

Drafts Payable: The fair value approximates carrying value.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


15.  PARENT COMPANY FINANCIAL INFORMATION

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

------------------------------------------------------------------------------------------------------------
                                                                                  December 31
------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                 2001             2000
------------------------------------------------------------------------------------------------------------
Assets
   Cash                                                                      $     1            $     2
   Advances to subsidiaries                                                    1,341              1,825
   Investment in ABT                                                          42,896             41,867
   Investments in other subsidiaries and affiliates                              371              1,230
   Other assets                                                                    6                174
-------------------------------------------------------------------------------------------------------------
                                                                             $44,615            $45,098
============================================================================================================
Liabilities and shareholders' equity
   Notes payable to subsidiaries                                             $   243            $   465
   Notes payable, other                                                          930              2,421
   Other liabilities                                                             547                501
   Shareholders' equity                                                       42,895             41,711
-------------------------------------------------------------------------------------------------------------
                                                                             $44,615            $45,098
============================================================================================================

------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31
------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME                                        2001              2000              1999
------------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                  $3,000            $2,888           $5,150
Interest income                                                  47                30               84
-------------------------------------------------------------------------------------------------------------
                                                              3,047             2,918            5,234
Operating expense                                               594               664              538
------------------------------------------------------------------------------------------------------------
   Income before income tax benefit and equity
     in undistributed income of subsidiaries                  2,453             2,254            4,696
Income tax benefit                                              511               521              480
-------------------------------------------------------------------------------------------------------------
                                                              2,964             2,775            5,176
Equity in undistributed income of subsidiaries
   and affiliates (distributions in excess of
   equity in income)                                            836               787           (1,844)
-------------------------------------------------------------------------------------------------------------
Net Income                                                   $3,800            $3,562           $3,332
============================================================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

---------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31
---------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                        2001              2000             1999
---------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                    $3,800           $3,562            $3,332
   Items not requiring (providing) cash
     Equity in undistributed income of subsidiaries
       and affiliates                                              (866)            (787)            1,844
     Amortization                                                    28               49                67
     Decrease in other assets                                       147               50                56
     Increase (decrease) in other liabilities                        35               42               (25)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                3,144            2,916             5,274
---------------------------------------------------------------------------------------------------------------
Investing Activities
   Advance to subsidiaries                                          484             (722)               --
   Repayment of advances to subsidiaries                             --               --             1,654
   Purchase of premises and equipment                                --               --              (176)
   Proceeds from sale of premises and equipment                      --              176                --
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities        484             (546)            1,478
---------------------------------------------------------------------------------------------------------------
Financing Activities
   Proceeds from note payable to subsidiary                          --               --             2,300
   Repayment of notes payable to subsidiaries                      (250)          (2,550)             (250)
   Proceeds from other borrowings                                    --            2,500                --
   Repayment of other borrowings                                 (1,491)            (440)              (90)
   Cash dividends paid                                           (1,888)          (1,888)           (2,063)
   Purchase of common stock                                          --               --            (6,747)
   Proceeds from exercise of stock options                           --                8                99
----------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                   (3,629)          (2,370)           (6,751)
---------------------------------------------------------------------------------------------------------------
Change in cash                                                       (1)              --                 1
Cash at beginning of year                                             2                2                 1
---------------------------------------------------------------------------------------------------------------
Cash at end of year                                           $       1        $       2          $      2
===============================================================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


16.  QUARTERLY DATA (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                            FIRST            SECOND            THIRD            FOURTH
                                            QUARTER          QUARTER          QUARTER           QUARTER
------------------------------------------------------------------------------------------------------------
2001
   TOTAL INTEREST INCOME                     $9,883           $9,113           $8,565            $9,072
   TOTAL INTEREST EXPENSE                     6,651            6,211            5,768             5,613
   NET INTEREST INCOME                        3,232            2,902            2,797             3,459
   PROVISION FOR LOAN LOSSES                     90               90               90                90
   NET INCOME                                 1,053              780              751             1,216
------------------------------------------------------------------------------------------------------------
   BASIC AND DILUTED EARNINGS PER SHARE       .33               .25              .24               .39
------------------------------------------------------------------------------------------------------------
   DIVIDENDS DECLARED PER SHARE               .15               .15              .15               .16
------------------------------------------------------------------------------------------------------------
   STOCK PRICE RANGE
     HIGH                                    13.00             14.01           13.75              13.80
     LOW                                     10.31             10.35           12.00              11.75
------------------------------------------------------------------------------------------------------------
2000
   Total interest income                     $8,501           $9,152           $9,579            $9,787
   Total interest expense                     5,386            5,989            6,565             6,788
   Net interest income                        3,115            3,163            3,014             2,999
   Provision for loan losses                     70              109              119               119
   Net income                                 1,065              876              863               758
------------------------------------------------------------------------------------------------------------
   Basic and diluted earnings per share         .34              .28              .27               .24
------------------------------------------------------------------------------------------------------------
   Dividends declared per share                 .15              .15              .15               .15
------------------------------------------------------------------------------------------------------------
   Stock price range
     High                                     14.50            12.75           12.94              13.13
     Low                                       7.56             9.00            9.88              10.50
------------------------------------------------------------------------------------------------------------


17.  NEW ACCOUNTING PRONOUNCEMENT

The FASB recently adopted SFAS No. 142, Goodwill and Other Intangible Assets. This Statement establishes new accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 is effective for the Company beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will no longer amortize certain goodwill it currently has recorded in the consolidated balance sheets. Goodwill that is no longer amortized will be reviewed for impairment. Amortization of goodwill for 2001 totaled $159,000.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
statements are filed under Item 8 hereof:

               Report of Independent Auditors

               Consolidated Balance Sheets at December 31, 2001 and 2000

               Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2001

               Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 2001

               Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2001

               Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3) Exhibits. The following is a list of exhibits as part of this Report and is also the Exhibit Index.

                  NO.      DESCRIPTION
                  ---      -----------
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

                           other option agreements with Charles M. Drackett, Jr., Michael E. Kent and Ronald R. Pritzke incorporated herein by reference to the Company's Registration Statement on Form S-8 filed with the SEC on May 17, 1996

                  10.2* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Harry J. Bailey -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.3* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Timothy G. Clark -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.4* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Richard E. Welling -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.6* Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

                  10.7* Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999, between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

                  10.8* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

                  10.9* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.10* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Richard E. Welling -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.11* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Nancy
                           A. Rogers -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.12* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Jan F. Wright -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

                  10.13* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Deborah Bell - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

                  10.14* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Ronald
                           M. Holloway -- incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

                  21       Subsidiaries

                  23       Consent of BKD, LLP
         -------
         *  Management contract or compensation plan or arrangement

          (b) REPORTS ON FORM 8-K. The Company did not file any Current  Reports
              -------------------
on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

          (c) EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
              --------
either filed as part of this Report or incorporated by reference herein.

          (d) FINANCIAL  STATEMENTS  AND SCHEDULES  EXCLUDED FROM ANNUAL REPORT.
              ------------------------------------------------------------------
There are no other financial statements and financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIANA BANCORP


Date:    March 25, 2002                 By:/s/ Harry J. Bailey
                                           ------------------------------------
                                           Harry J. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By: /s/ Harry J. Bailey                                       March 25, 2002
    -------------------------------------------------
    Harry J. Bailey
    President, Chief Executive Officer
    and Director
    (Principal Executive Officer)


By: /s/ Richard E. Welling                                    March 25, 2002
    -------------------------------------------------
    Richard E. Welling
    Senior Vice President - Treasurer
    (Principal Financial and Accounting Officer)


By: /s/ Paul W. Prior                                         March 25, 2002
    -------------------------------------------------
    Paul W. Prior
    Chairman of the Board and Director


By: /s/ Donald C. Danielson                                   March 27, 2002
    -------------------------------------------------
    Donald C. Danielson
    Director


By:
    -------------------------------------------------
       Charles M. Drackett, Jr.
       Director


By: /s/ R. Scott Hayes                                        March 27, 2002
    -------------------------------------------------
    R. Scott Hayes
    Director


By: /s/ Michael E. Kent                                       March 27, 2002
    -------------------------------------------------
    Michael E. Kent
    Director


By:
    -------------------------------------------------
       Ronald R. Pritzke
       Director