Form 10-Q
period 2002-03-31
AMERIANA BANCORP
filed 2002-05-15
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended: March 31, 2002    Commission File Number:  0-18392
---------------------

                                Ameriana Bancorp

Indiana                                                35-1782688
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. employer identification
incorporation or organization)                   number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

As of May 14, 2002, there were issued and outstanding 3,147,463 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        --------
     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets as of
              March 31, 2002 and December 31, 2001 . . . . . . . . . . .  3

              Consolidated Condensed Statements of Operations
              for the Three Months Ended March 31,
              2002 and 2001. . . . . . . . . . . . . . . . . . . . . . .  4

              Consolidated Condensed Statements of Shareholders'
              Equity for the Three Months Ended March 31,
              2002. . . . . . . . . . . . . . . . . .  . . . . . . . . .  5

              Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended March 31, 2002
              and 2001 . . . . . . . . . . . . . . . . . . . . . . . . .  6

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . .  7


     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . .  9


     ITEM 3 - Quantitative and Qualitative Disclosure
              About Interest Rate Risk . . . . . . . . . . . . . . . . .  14


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .   17

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          March 31,   December 31,
                                                                            2002         2001
                                                                        (Unaudited)
                                                                         ---------    ---------
Assets

  Cash on hand and in other institutions                                 $   8,887    $   7,540
  Interest-bearing demand deposits                                          88,575        4,283
                                                                         ---------    ---------
      Cash and cash equivalents                                             97,462       11,823

  Investment securities held for sale                                       51,945      140,629
  Mortgage loans held for sale                                               3,064        5,290
  Loans receivable                                                         343,025      352,113
  Allowance for loan losses                                                 (2,959)      (1,730)
                                                                         ---------    ---------

      Net loans receivable                                                 340,066      350,383
  Real estate owned                                                            448          586
  Premises and equipment                                                     7,083        6,919
  Stock in Federal Home Loan Bank                                            7,382        7,365
  Mortgage servicing rights                                                  1,081        1,012
  Investments in unconsolidated affiliates                                   1,311          825
  Goodwill                                                                   1,054        1,054
  Intangible assets                                                            448          457
  Cash surrender value of life insurance                                    18,215       18,035
  Other assets                                                               3,462        7,697
                                                                         ---------    ---------

          Total assets                                                   $ 533,021    $ 552,075
                                                                         =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                                             $  21,598    $  24,257
         Interest-bearing                                                  404,377      388,156
                                                                         ---------    ---------

            Total deposits                                                 425,975      412,413
  Advances from Federal Home Loan Bank                                      57,396       87,653
  Notes payable                                                                841          930
  Drafts payable                                                             3,223        6,092
  Advances by borrowers for taxes and insurance                                817          662
  Other liabilities                                                          3,784        1,430
                                                                         ---------    ---------

          Total liabilities                                                492,036      509,180

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                                              --           --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,147,463 and 3,146,616, respectively)                                3,147        3,147
  Additional paid-in capital                                                   499          499
  Retained earnings                                                         37,391       39,945
  Accumulated other comprehensive loss                                         (52)        (696)
                                                                         ---------    ---------

          Total shareholders' equity                                        40,985       42,895
                                                                         ---------    ---------

          Total liabilities and shareholders' equity                     $ 533,021    $ 552,075
                                                                         =========    =========

See accompanying notes to consolidated condensed financial statements

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2002              2001
                                                                        ---------         ---------
Interest Income:
   Interest on loans                                                     $ 6,255          $ 8,017
   Interest on mortgage-backed securities                                  1,744              218
   Interest on investment securities                                         403            1,496
   Other interest and dividend income                                        190              196
                                                                         -------          -------

      Total interest income                                                8,592            9,927

Interest Expense:
   Interest on deposits                                                    4,106            4,691
   Interest on FHLB advances and other borrowings                          1,138            1,928
                                                                         -------          -------

      Total interest expense                                               5,244            6,619
                                                                         -------          -------

Net interest income                                                        3,348            3,308

Provision for Loan Losses                                                  1,250               90
                                                                         -------          -------

Net interest income after provision for loan losses                        2,098            3,218

Other Income:
   Net loan servicing fees                                                    46               57
   Other fees and service charges                                            195              206
   Brokerage and insurance commissions                                       268              260
   Net loss on investments in unconsolidated affiliates                      (50)             (36)
   Gains on sales of loans and servicing rights                              234               75
   Loss on sale of investments available for sale                         (3,212)              --
   Increase in cash surrender value of life insurance                        180              295
   Other                                                                      62               44
                                                                         -------          -------

      Total other income                                                  (2,277)             901

Other Expense:
   Salaries and employee benefits                                          2,109            1,569
   Net occupancy expense                                                     388              360
   Federal insurance premium                                                  18               18
   Data processing expense                                                   120               69
   Printing and office supplies                                               75               88
   Amortization of intangible assets                                           8               44
   Other                                                                     505              502
                                                                         -------          -------

      Total other expense                                                  3,223            2,650
                                                                         -------          -------

Income (loss) before income taxes                                         (3,402)           1,469

Income taxes                                                              (1,352)             415
                                                                         -------          -------

Net Income (Loss)                                                        $(2,050)         $ 1,054
                                                                         =======          =======

Basic Earnings (Loss) Per Share                                          $ (0.65)         $  0.33
                                                                         =======          =======
Diluted Earnings (Loss) Per Share                                        $ (0.65)         $  0.33
                                                                         =======          =======
Dividends Declared Per Share                                             $  0.16          $  0.15
                                                                         =======          =======

See accompanying notes to consolidated condensed financial statements

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)
                                                                  2002
                                                              -----------

                     Balances, January 1                         $ 42,895

                     Net loss                                      (2,050)
                     Other comprehensive income                       644
                                                              -----------
                          Comprehensive loss                       (1,406)

                     Dividends declared                              (504)
                                                              -----------

                     Balances, March 31                          $ 40,985
                                                              ===========



See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                           2002                2001
                                                                         ---------          ---------
OPERATING ACTIVITIES
Net income (loss)                                                        $  (2,050)        $   1,054
Items not requiring cash:
    Provisions for losses on loans                                           1,250                90
    Depreciation                                                               148               152
    Accretion/Amortization of securities (net)                                 (59)              196
    Equity in loss of limited partnership                                       --                36
    Mortgage servicing rights amortization                                      60                36
    Goodwill amortization                                                        9                44
    Losses (gains) on sales of real estate owned                               (14)                1
    Loss on sale of investments                                              3,212                --
    Increase in cash surrender value of life insurance                        (180)             (295)
    Mortgage loans originated for sale                                     (21,060)           (9,073)
    Proceeds from sales of mortgage loans                                   23,286             7,938
    Gains on sales of loans and servicing rights                              (234)              (75)
    Change in:
      Other assets                                                           4,292             1,352
      Drafts payable                                                        (2,869)             (547)
      Other liabilities                                                      2,081             2,352
                                                                         ---------         ---------

       Net cash provided by operating activities                             7,872             3,261

INVESTING ACTIVITIES
  Proceeds from calls of securities held to maturity                            --            11,075
  Principal collected on mortgage-backed securities held to maturity            --               604
  Purchase of investment securities available for sale                     (69,456)               --
  Sale of investment securities available for sale                         138,428                --
  Principal collected on securities available for sale                      17,631                --
  Net change in loans                                                        9,067            12,379
  Proceeds from sale of real estate owned                                      200               120
  Net purchases of premises and equipment                                     (312)              (26)
  Purchase of Federal Home Loan Bank stock                                     (17)              (26)
  Other investing activities                                                  (486)               --
                                                                         ---------         ---------

       Net cash provided by investing activities                            95,055            24,126

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                                (2,659)             (621)
  Net change in certificates of deposit                                     16,221            22,910
  Advances from Federal Home Loan Bank                                      17,500             7,000
  Repayment of Federal Home Loan Bank advances                             (47,757)          (62,735)
  Repayment of notes payable                                                   (89)             (690)
  Cash dividends paid                                                         (504)             (472)
                                                                         ---------         ---------

       Net cash used by financing activities                               (17,288)          (34,608)
                                                                         ---------         ---------

Change in cash and cash equivalents                                         85,639            (7,221)

Cash and cash equivalents at beginning of period                            11,823            19,031
                                                                         ---------         ---------

Cash and cash equivalents at end of period                               $  97,462         $  11,810
                                                                         =========         =========

Supplemental information:
  Interest paid                                                          $   2,200         $   2,331
  Income taxes paid                                                            233               123

See accompanying notes to consolidated condensed financial statements

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A - - BASIS OF PRESENTATION

     Ameriana Bancorp (the "Company") was incorporated under Indiana law for the purpose of becoming the holding company for Ameriana Bank and Trust of Indiana. In 1990, the Company acquired all of Ameriana Bank and Trust of Indiana common stock in connection with its reorganization into the holding company form of ownership. In 1992, the Company acquired Ameriana Bank of Ohio, F.S.B. ("ABO"). ABO was merged into Ameriana Bank and Trust of Indiana in October 2000. On June 29, 2001, Ameriana Bank and Trust of Indiana converted from a Federal Savings Bank to an Indiana Chartered State Savings Bank and changed its name to Ameriana Bank and Trust, SB ("ABT"). The conversion is not expected to have a material effect on the Company's business but is expected to reduce the assessments paid for examinations and supervision of ABT. At the same time, the Company contributed Ameriana Insurance Agency, Inc. ("AIA") to ABT. AIA operates a general insurance agency in three locations. ABT has a brokerage operation through its wholly owned subsidiary Ameriana Financial Services, Inc., which also owns a partial interest in a life insurance company and a title insurance company. The title insurance company, Indiana Title Insurance Company, LLC, was acquired in the first quarter of 2002. In 1995, the Company purchased a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the company as of that date. Reclassifications of certain amounts in 2001 consolidated financial statements have been made to conform to the 2002 presentations.

NOTE B - - SHAREHOLDERS' EQUITY

On February 25, 2002, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $503,594, was accrued for payment to shareholders of record on March 15, 2002, and was paid on April 5, 2002. Payment was made to 3,147,463 shareholders. Stock options totaling 9,713 shares were exercised during the first quarter of 2002 with 8,866 shares retired as part of the same transaction.

The Company's net income decreased $3,104,000 or 294.50%, for a loss of $2,051,000 ($.65 loss per basic and diluted earnings per share) for the quarter ended March 31, 2002, compared to net income of $1,054,000 ($.33 basic and diluted earnings per share) for the same period in 2001.

Earnings per share were computed as follows:

                                                               (In thousands, except share data)
                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                            2002                                2001
-------------------------------------------------------------------------------------------------------------------------
                                                                        Per                                    Per
                                            Income       Weighted       Share                   Weighted      Share
                                            (Loss)    Average Shares   Amount       Income    Average Shares  Amount
-------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share: Income
available to Common shareholders             ($2,050)   3,147,463     ($0.65)       $1,054      3,146,616      $0.33
-------------------------------------------------------------------------------------------------------------------------
Effect of dilutive stock options                  --        5,239                       --            156
-------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:           ($2,050)   3,152,702     ($0.65)       $1,054      3,146,772      $0.33
Income available to common shareholders
and assumed conversions
-------------------------------------------------------------------------------------------------------------------------

At March 31, 2002 there were options on 188,228 shares that could dilute basic earnings per share in the future which were not included in the above computations because they were antidilutive.

AMERIANA BANCORP AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


General
-------

This Quarterly Report on Form 10-Q ("Form 10-Q") may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

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

On March 19, 2002, the Company announced that it had changed the accounting classification for its investment portfolio from "Held to Maturity" to "Available for Sale", effective as of December 31, 2001. The change in accounting stems from the Company's review of its investment portfolio and the determination that recent deterioration in the markets has fundamentally changed the interest rate risk characteristics of these investments and increased the Company's exposure to volatility in future interest income.

The Company's investment portfolio totaled approximately $142 million as of December 31, 2001. Since the change in classification for these investments as "Available for Sale" was effective as of December 31, 2001, the Company reduced shareholders' equity by the difference between fair value and book value on its investment portfolio as of that date, net of tax. The amount of this charge to shareholders' equity was approximately $700,000, or a $0.22 reduction in year-end book value per share. The Company's total shareholders' equity as of December 31, 2001, adjusted for this unrealized depreciation of its "Available for Sale" investment portfolio at that date, was approximately $42.9 million, representing a book value of $13.63 per share. Total assets at year-end 2001 stood at $552 million, including almost $350 million in traditional residential mortgages and consumer or commercial loans.

RESULTS OF OPERATIONS
---------------------

The Company incurred a net loss for the first quarter of 2002 in the amount of $2,050,000 or $0.65 per diluted share compared to net income of $1,054,000 or $0.33 per diluted share in the first quarter of 2001. The loss was mainly due to disposition of investments, additional reserve for loan losses due to an increase in nonperforming loans, and higher compensation and benefits costs. These factors are discussed in further detail.

The Company disposed of most of its investments before the end of the first quarter of 2002. The loss on disposition of these securities was approximately $3,212,000, or approximately $1,900,000 after tax or $0.61 per diluted share. The liquidation had no effect on the Company's earnings for the fourth quarter of 2001. However, consistent with accounting principles for "Available for Sale" securities, the Company will record the after-tax difference between fair value and book value on its remaining investment portfolio as a charge or credit to shareholders' equity each quarter. Because of the liquidation of most of its investments during the first quarter of 2002 and the current market value of its remaining investment portfolio, the reduction in equity recorded at December 31, 2001, was largely reversed in the first quarter of 2002. The funds from the investments liquidation were subsequently reinvested in instruments that are thought to be less interest-rate sensitive, or were used to pay down a portion of funds borrowed from the Federal Home Loan Bank.

During the first quarter of 2002, the loan volume increased $14,598,000 compared to the first quarter of 2001, but the mortgage loan volume, which accounted for $10,160,000 of the increase in loan volume, consisted of fixed rate loans that are normally sold to the secondary market. The loans sold during the first three months of March 31, 2002 was $21,060,000 and the total outstanding loans decreased $9,088,000 or 2.58%, during the quarter to $343,025,000 at March 31, 2002, from $352,113,000 at December 31, 2001. The mortgage loans held for sale decreased to $3,064,000 at March 31, 2002, from $5,290,000 at December 31, 2001.
See comments in other income section for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 8 basis points during the first quarter 2002 compared to the first quarter 2001. The change is due to a decrease in yield of 1.09% on average interest-earning assets offset by a 1.17% reduction in the cost of interest-bearing average liabilities. The change in yields and cost of funds during 2002 is the result of general reductions in interest rates since March 2001.

The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first quarter of 2002 and 2001:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2002              2001
                                                                    ----              ----
                                                                    (Dollars in Thousands)
                                                                    ----------------------
Average interest-earning assets                                   $505,724          $504,213
Average interest-bearing liabilities                               472,378           473,238
                                                                  ---------------------------

   Net interest-earning assets                                    $ 33,346          $ 30,975
                                                                  ===========================

Average yield on / cost of:
Interest-earning assets                                              6.89%             7.98%
Interest-bearing liabilities                                         4.50%             5.67%
                                                                     ----              ----
   Net interest spread                                               2.39%             2.31%
                                                                     ====              ====


Net interest income for the first quarter of 2002 was $3,348,000 and was $40,000, or 1.21%, more than the $3,308,000 recorded during the first quarter of 2001. This slight increase is due to lower interest income partially offset by lower interest expense. The $1,335,000 decrease in interest income on average interest-earning assets is a combination of an increase of $1,228,000 because of the increase in higher average balances less $2,563,000 due to lower rates. The decrease of $1,375,000 in cost of interest-bearing liabilities is a combination of an increase of $2,140,000 from higher average balances less $3,515,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased slightly to 2.68% for the first quarter 2002 compared to 2.66% for the first quarter of 2001. The following table sets forth the details of the rate and volume change for the first quarter of 2002 compared to first quarter 2001.

                                                                          (Dollars in thousands)
                                                                       First quarter Ended March 31,
                                                                               2002 vs. 2001
                                                                               -------------
                                                                          (Dollars in thousands)
                                                                            Increase (Decrease)
                                                                             Due to Change in
                                                                             ----------------
                                                                 Volume                Rate           Net Change
Interest Income:
  Loans                                                         $ (907)            $  (855)            $ (1,762)
  Other interest-earning assets                                   2,135             (1,708)                 427
                                                                -------            -------             --------
   Total interest-earning assets                                  1,228             (2,563)              (1,335)
Interest Expense:
  Deposits                                                        2,827             (3,412)                (585)
  FHLB advance and other loans                                     (687)              (103)                (790)
                                                                -------            -------             --------
   Total interest-bearing liabilities                             2,140             (3,515)              (1,375)
                                                                -------            -------             --------
Change in net interest income                                   $  (912)           $   952             $     40
                                                                =======            =======             ========

The following table summarizes the Company's non-performing assets at:

                                                 (In thousands)
                                                 --------------

                                            March 31,         December 31,
                                              2002                2001
                                           -----------      -------------
Loans:
   Non-accrual                               $ 9,795           $ 2,178
   Over 90 days delinquent                       920               395
Real estate owned                                448               125
                                             -------           -------

Total                                        $11,163           $ 2,698
                                             =======           =======

The Company's non-performing loans increased $8,142,000 in the first quarter 2002. Because of this, and as a precautionary move reflecting recent weakness in the general economy, the Company strengthened its reserve for loan losses by $1,250,000 during the quarter. The Company took this action even though none of the underlying loans or leases related to the additional charge has been written off.

The increase in non-performing loans as of March 31, 2002 is primarily due to one commercial real estate loan with an outstanding balance of $2,233,000 and one lease receivables pool with an outstanding balance of $5,598,482.

The commercial loan is for a condominium project in Bloomington, Indiana and is collateralized both by the subject real estate and personal guarantees of the borrowers. The lease is for participation in a pool of lease receivables, of which, one is in default.

In June and September 2001, the Company purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool includes a surety bond by one or two insurers, which guarantees payment of all amounts due under the lease in event of default by the lessee. Additionally, each pool of leases is covered by a sales and service agreement with the insurer. The surety on one pool of leases has been making lease payments, with reservation of rights, to the investors as the lease payments become due under the surety agreement. The outstanding balance due the Company at May 14, 2002 on this lease pool totaled $5,515,991. The second lease pool is past due since January 20, 2002. At May 14, 2002, the outstanding balance of this pool totaled $5,598,482. The Company believes the surety bonds on all of the leases provided adequate collateral in the event individual leases default. However, the Company has filed suit against the surety bond company responsible for the past due lease receivable.

The total provision for loan losses was $1,250,000 during the first quarter of 2002 compared to $90,000 during the same period in 2001. First quarter 2002 had net charge-offs (charge-offs less recoveries) of $21,000 compared to the first quarter 2001, which had net recoveries of $5,000.

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses, which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans was 0.86% and 0.49% at March 31, 2002 and December 31, 2001, respectively.

Total other income declined $3,178,000 for the first quarter 2002 from $901,000 in the same period during 2001. As stated earlier, loss on the sale of investment securities in the first quarter 2002 was $3,212,000. Sales of loans to the secondary market increased and the $105,000 gain on these sales in the first quarter 2002 was up from $34,000 in 2001. Increase in the cash surrender value of life insurance was down $115,000 or 38.98%. The adjustments are necessary to reflect the cash surrender values for policies. Gain on mortgage servicing rights for the first quarter 2002 was up $88,000, or 214.63%, to $129,000 from $41,000 in the same period during 2001.

Total other expense increased $573,000, or 21.62%, in the first quarter 2002 to $3,224,000 from $2,650,000 for the same period in 2000. Salary and benefits expense is the main reason for the increase. Salary and benefits expense for the first quarter 2002 was up $540,000, or 34.42%, to $2,109,000 from $1,569,000 in the same period during 2001. Severance pay of $289,350, increased staffing, merit pay adjustments, and pension costs are the main reasons for the increase.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of March 31, 2002, the Company's cash and interest-bearing time deposits totaled $97,462,000, or 18.28%, of total assets. This compares with $11,823,000,or 2.14%, of total assets at March 31, 2001. Plans are underway to reinvest the "excess" temporary liquidity created by the sale of investments in a way that will keep interest rate risk (discussed in Item 3 next) at appropriate levels.

The regulatory minimum net worth requirement of 8% for ABT under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at March 31, 2002, was $22,586,000. At March 31, 2002, ABT had total risk-based capital of $42,086,000 and a 14.91% ratio. The Company's tier 1 capital ratio was 7.18% at March 31, 2002, which exceeded the regulatory minimum required tier 1 capital ratio of 3.00%.

At March 31, 2002, the Company's commitments for loans in process totaled $13,392,000, with 74% being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK

The Asset/Liability Committee and the Board of Directors review the Company's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on the net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value ("NPV") is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

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

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of March 31, 2002.

------------------------------------------------------------------------------------------------------------------
                                                                                          NPV as Percent of
                                               Net Portfolio Value                     Present Value of Assets
------------------------------------------------------------------------------------------------------------------
        Change                Dollar                Dollar                Percent
       in Rates               Amount                Change                Change       NPV Ratio         Change
------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------
+200 bp*                     $41,076              $ -1,555                -3.65%         7.55%          -45 bp*
Base or 0%                    42,631                    --                   --          8.00
-200 bp*                      38,764                -3,867                -9.07%         7.50           -50 bp*
------------------------------------------------------------------------------------------------------------------
* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of December 31, 2001.

------------------------------------------------------------------------------------------------------------------
                                                                                          NPV as Percent of
                                               Net Portfolio Value                     Present Value of Assets
------------------------------------------------------------------------------------------------------------------
        Change                Dollar                Dollar                Percent
       in Rates               Amount                Change                Change       NPV Ratio         Change
------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------
+200 bp*                      $ 6,035              $ -31,953               -84.11%        1.19%           -570 bp*
Base or 0%                     37,988                     --                   --         6.89
-200 bp*                       40,989                  3,001                +7.99%        7.23             +34 bp*
------------------------------------------------------------------------------------------------------------------
* basis points

The decision by Management to liquidate most of the investment portfolio in March 2002 resulted in significant improvement in the Company's interest rate risk profile as of March 31, 2002.

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

SFAS No. 142, "Goodwill and Other Intangible Assets" is effective for the Company in 2002, and requires that upon adoption, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill recorded at the date of adoption and any future goodwill. Goodwill will not be amortized but will be reviewed for impairment at least once a year and adjusted by reduction of the carrying value of goodwill if the asset is impaired.

OTHER
-----

The Securities and Exchange Commission ("SEC") maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Company. The address is (http://www.sec.gov).

PART II - OTHER INFORMATION


ITEM 1  -  Legal Proceedings
           -----------------

           Not Applicable


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
           --------------------------------

          a.   Exhibits - None

          b.   Current Reports on Form 8-K. On March 25, 2002, the Company filed
               ---------------------------
               a Current Report on Form 8-K reporting under item 5 that it had changed the classification of its investment portfolio from held-to-maturity to available-for-sale after a review of the portfolio and determining that market deterioration had fundamentally changed the interest rate risk characteristics of the portfolio. No financial statements were filed with this report.

______

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERIANA BANCORP




DATE: May 14, 2002            /s/ Timothy G. Clark
      ------------            --------------------
                              Timothy G. Clark
                              Executive Vice President
                              (Duly Authorized Representative)



DATE: May 14, 2002            /s/ Bradley L. Smith
      ------------            --------------------
                              Bradley L. Smith
                              Senior Vice President-Treasurer
                              (Principal Financial Officer
                              and Accounting Officer)