Form 10-Q
period 2002-06-30
AMERIANA BANCORP
filed 2002-08-14
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2002    Commission File Number:  0-18392
---------------------

                                Ameriana Bancorp

Indiana                                                 35-1782688
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification
incorporation or organization)                   number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

                                            YES  XX     NO
                                                 --        --

As of August 14, 2002, there were issued and outstanding 3,147,463 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        --------
     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets
              as of June 30, 2002 and December 31, 2001 . .. . . . . . .  3

              Consolidated Condensed Statements of Operations for
              the Three and Six Months Ended
              June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . .  4

              Consolidated Condensed Statements of Shareholders'
              Equity for the six months ended June 30, 2002 . .  . . . .  5

              Consolidated Condensed Statements of Cash Flows
              for the Six Months Ended June 30, 2002 and 2001. . . . . .  6

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . .  7

     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . .  9


     ITEM 3 - Quantitative and Qualitative Disclosure
                    About Interest Rate Risk . . . . . . . . . . . . . . 15


PART II  -  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                         June 30,    December 31,
                                                           2002         2001
                                                      (Unaudited)
                                                      ------------   -----------
Assets
  Cash on hand and in other institutions               $   7,733    $   7,540
  Interest-bearing demand deposits                        10,791        4,283
                                                       ---------    ---------
      Cash and cash equivalents                           18,524       11,823

  Investment securities held for sale                    111,593      140,629

  Mortgage loans held for sale                               598        5,290
  Loans receivable                                       342,688      352,113
  Allowance for loan losses                               (3,062)      (1,730)
                                                       ---------    ---------

      Net loans receivable                               339,626      350,383
  Real estate owned                                          138          586
  Premises and equipment                                   7,438        6,919
  Stock in Federal Home Loan Bank                          7,400        7,365
  Mortgage servicing rights                                1,121        1,012
  Investments in unconsolidated affiliates                 1,349          825
  Goodwill                                                 1,494        1,511
  Cash surrender value of life insurance                  18,449       18,035
  Other assets                                             3,801        7,697
                                                       ---------    ---------

          Total assets                                 $ 511,531    $ 552,075
                                                       =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                           $  21,328    $  24,257
         Interest-bearing                                386,903      388,156
                                                       ---------    ---------

            Total deposits                               408,231      412,413
  Advances from Federal Home Loan Bank                    54,763       87,653
  Notes payable                                              840          930
  Drafts payable                                           3,349        6,092
  Advances by borrowers for taxes and insurance              275          662
  Other liabilities                                        2,677        1,430
                                                       ---------    ---------

          Total liabilities                              470,135      509,180

Commitments and Contingent Liabilities

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                          --           --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,147,463 and 3,146,616, respectively)              3,147        3,147
  Additional paid-in capital                                 499          499
  Retained earnings                                       37,489       39,945
  Accumulated other comprehensive income                     261         (696)
                                                       ---------    ---------

          Total shareholders' equity                      41,396       42,895
                                                       ---------    ---------

          Total liabilities and shareholders' equity   $ 511,531    $ 552,075
                                                       =========    =========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                 -------------------------------------------
                                                                   2002       2001        2002        2001
                                                                 --------   --------    --------    --------
Interest Income:
   Interest and fees on loans                                    $  6,250   $  7,526    $ 12,505    $ 15,543
   Interest on mortgage-backed securities                             529        189       2,273         407
   Interest on investment securities                                  299      1,330         702       2,826
   Other interest and dividend income                                 398        192         588         388
                                                                 --------   --------    --------    --------

      Total interest income                                         7,476      9,237      16,068      19,164

Interest Expense:
   Interest on deposits                                             3,805      4,885       7,911       9,576
   Interest on FHLB advances and other borrowings                     970      1,358       2,108       3,286
                                                                 --------   --------    --------    --------

      Total interest expense                                        4,775      6,243      10,019      12,862
                                                                 --------   --------    --------    --------

Net interest income                                                 2,701      2,994       6,049       6,302

Provision for Loan Losses                                             150         90       1,400         180
                                                                 --------   --------    --------    --------

Net interest income after provision for loan losses                 2,551      2,904       4,649       6,122

Other Income:
   Net loan servicing fees                                             39         52          85         109
   Other fees and service charges                                     218        223         413         429
   Brokerage and insurance commissions                                265        248         533         508
   Net gain (loss) on investments in unconsolidated affiliates         48        (52)         (2)        (88)
   Gains on sales of loans and servicing rights                       217        153         451         228
   Loss on sale of investments                                       --         --        (3,212)       --
   Increase in cash surrender value of life insurance                 234        202         414         497
   Other                                                              166         44         228          88
                                                                 --------   --------    --------    --------

      Total other income                                            1,187        870      (1,090)      1,771

Other Expense:
   Salaries and employee benefits                                   1,753      1,608       3,862       3,177
   Net occupancy and equipment expense                                410        347         798         707
   Federal insurance premium                                           18         17          36          35
   Data processing expense                                             96         67         216         136
   Printing and office supplies                                        66         76         141         164
   Amortization of intangible assets                                    9         44          17          88
   Other                                                              704        553       1,209       1,055
                                                                 --------   --------    --------    --------

      Total other expense                                           3,056      2,712       6,279       5,362
                                                                 --------   --------    --------    --------

Income (loss) before income taxes                                     682      1,062      (2,720)      2,531

Income taxes                                                           82        282      (1,270)        697
                                                                 --------   --------    --------    --------

Net Income (Loss)                                                $    600   $    780    $ (1,450)   $  1,834
                                                                 ========   ========    ========    ========

Basic Earnings (Loss) Per Share                                  $   0.19   $   0.25    $  (0.46)   $   0.58
                                                                 ========   ========    ========    ========

Diluted Earnings (Loss) Per Share                                $   0.19   $   0.25    $  (0.46)   $   0.58
                                                                 ========   ========    ========    ========

Dividends Declared Per Share                                     $   0.16   $   0.15    $   0.32    $   0.30
                                                                 ========   ========    ========    ========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                  2002
                                                                --------

Balances, January 1                                             $ 42,895

Net loss
                                                                  (1,450)
Other comprehensive income                                           958
                                                               ---------
     Comprehensive loss
                                                                    (492)

Dividends declared
                                                                  (1,007)
                                                               ---------

Balances, June 30                                              $  41,396
                                                               =========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                       ------------------------
                                                                          2002         2001
                                                                       ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                                      $  (1,450)   $   1,833
Items not requiring cash:
    Provisions for losses on loans                                         1,400          180
    Depreciation                                                             304          304
    Accretion/Amortization of securities (net)                                34          163
    Equity in (income) loss of unconsolidated subsidiaries                    (2)          89
    Mortgage servicing rights amortization                                    85           87
    Goodwill amortization                                                     17           88
    Losses (gains) on sales of real estate owned                             (48)           1
    Loss on sale of investments                                            3,212         --
    Increase in cash surrender value of life insurance                      (414)        (497)
    Mortgage loans originated for sale                                   (30,659)     (27,679)
    Proceeds from sales of mortgage loans                                 35,608       26,189
    Gains on sales of loans and servicing rights                            (451)        (228)
    Change in:                                                              --           --
      Other assets                                                         3,719          580
      Drafts payable                                                      (2,743)         (19)
      Other liabilities                                                      232         (494)
                                                                       ---------    ---------

       Net cash provided by operating activities                           8,844          597

INVESTING ACTIVITIES
  Proceeds from calls of securities held to maturity                        --         21,155
  Principal collected on mortgage-backed securities held to maturity        --          1,562
  Purchase of investment securities available for sale                  (130,901)        --
  Sale of investment securities available for sale                       133,429         --
  Proceeds from maturity of securities available for sale                  6,350         --
  Principal collected on securities available for sale                    18,497         --
  Net change in loans                                                      9,425       24,338
  Proceeds from sale of real estate owned                                    605          147
  Net purchases of premises and equipment                                   (823)         (93)
  Purchase of Federal Home Loan Bank stock                                   (35)         (52)
  Other investing activities                                                (522)          (4)
                                                                       ---------    ---------

       Net cash provided by investing activities                          36,025       47,053

FINANCING ACTIVITIES
  Net change in demand and passbook deposits                              (2,929)      (3,864)
  Net change in certificates of deposit                                   (1,253)      18,937
  Advances from Federal Home Loan Bank                                    20,812       17,500
  Repayment of Federal Home Loan Bank advances                           (53,702)     (82,398)
  Repayment of notes payable                                                 (90)        (690)
  Cash dividends paid                                                     (1,006)        (944)
                                                                       ---------    ---------

       Net cash used by financing activities                             (38,168)     (51,459)
                                                                       ---------    ---------

Change in cash and cash equivalents                                        6,701       (3,809)

Cash and cash equivalents at beginning of period                          11,823       19,031
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $  18,524    $  15,222
                                                                       =========    =========

Supplemental information:
  Interest paid                                                        $   7,988    $  12,884
  Income taxes paid                                                          290          100

See accompanying notes to consolidated condensed financial statements.

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date. Reclassifications of certain amounts in 2001 consolidated financial statements have been made to conform to the 2002 presentations.

NOTE B - - SHAREHOLDERS' EQUITY

On May 23, 2002, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $503,594, was accrued for payment to shareholders of record on June 14, 2002, and was paid on July 5, 2002. Total year-to-date dividends declared are $1,007,188. Payment was made to 3,147,463 shareholders, the same as at March 31, 2002. Stock options totaling 9,713 shares were exercised during the first quarter of 2002 with 8,866 shares retired as part of the same transaction.

The Company's net income decreased $180,000 or 23.08%, to $600,000 ($0.19 basic and diluted earnings per share) for the quarter ended June 30, 2002, compared to net income of $780,000 ($0.25 basic and diluted earnings per share) for the same period in 2001. The year-to-date net income decreased $3,284,000 or 179.06%, for a loss of $1,450,000 ($0.46 loss per basic and diluted earnings per share) for the six months ended June 30, 2002, compared to net income of $1,834,000 ($0.58 basic and diluted earnings per share) for the same period in 2001.

Earnings per share were computed as follows:

                                                                (In thousands, except share data)
                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                      2002                                           2001
-----------------------------------------------------------------------------------------------------------------------
                                      Income      Weighted Average  Per Share    Income   Weighted Average  Per Share
                                                       Shares         Amount                   Shares         Amount
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
   Income available to
   Common shareholders                $600          3,147,463         $0.19       $780      3,146,616          $0.25
Effect of dilutive stock options        --              7,930                       --            264
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
   Income available to
    common shareholders and
    assumed conversions               $600          3,155,393      $0.19           $780     3,146,880          $0.25
-----------------------------------------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                       2002                                          2001
-----------------------------------------------------------------------------------------------------------------------
                                    Income (Loss)  Weighted Average  Per Share   Income   Weighted Average  Per Share
                                                        Shares         Amount                  Shares         Amount
-----------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share:
   Income available to
   Common shareholders                ($1,450)          3,146,616    ($0.46)     $1,834     3,146,616         $0.58
Effect of dilutive stock options            --              6,585                    --           210
-----------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
   Income available to
    common shareholders and
    assumed conversions               ($1,450)          3,153,201    ($0.46)     $1,834     3,146,826        $0.58
-----------------------------------------------------------------------------------------------------------------------

At June 30, 2002 there were options on 207,537 shares that could dilute earnings per share in the future which were not included in the above computations because they were antidilutive.

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

Critical Accounting Policies
----------------------------

The notes to the consolidated financial statements contain a summary of the Company's significant accounting policies presented in the annual report for fiscal year 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses ("ALL"), and the valuation of mortgage servicing rights, ("MSR's").

Allowance for Loan Losses
-------------------------

The ALL is a significant estimate that can and does change based on Management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on at least a quarterly basis. This review is based on four components: specific identified risks or anticipated losses in individual loans, a percentage factor based on the type of loan and the risk rating assigned to the credit, growth or shrinkage in the overall portfolio and managements' analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and change in delinquency levels.

Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 60 days and risk ratings of satisfactory or better are reviewed in the aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in the aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

The ALL may also include a component based on management's assumptions of changes in risk in non-qualified areas such as market conditions, property values, employment conditions and perceived changes in overall portfolio quality due to changes in concentration, underwriting changes and both national and regional trends.

External factors such as increases in unemployment, regional softness in property values, increasing national numbers in bankruptcy, unsecured delinquency and charge-offs and internal factors such as the continuing increase in the commercial real estate loan portfolio may result in larger losses in current economic conditions.

Changes in concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the reserve for various types of credit as well as individual review of "high risk" credits and large loans.

Valuation of Mortgage Servicing Rights
--------------------------------------

The Company recognizes the rights to service mortgage loans as a separate asset. MSR's on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing agreement. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. Capitalized servicing rights, which include purchased servicing rights, are amortized over the estimated period of net servicing revenue. It is unlikely that the economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations would affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2002 and December 31, 2001, MSR's had carrying values of $1,121,000 and $1,012,000 respectively.

RESULTS OF OPERATIONS
---------------------

For the first six months of 2002, the Company incurred a net loss totaling $1,450,000 or $0.46 per diluted share compared with net income of $1,834,000 or $0.58 per diluted share in the year-earlier period. This loss largely reflected charges in the first quarter of the year related to the liquidation of its investment portfolio and the increase in reserves for loan losses. Net interest income for the first six months was $6,049,000 versus $6,302,000 in the comparable period last year, while the provision for loan losses amounted to $1,400,000 compared with $180,000 in the year-earlier period.

The Company restructured its investments before the end of the first quarter of 2002. The loss on disposition of these securities was approximately $3,212,000, or approximately $1,900,000 after tax or $0.61 per diluted share. However, consistent with accounting principles for "Available for Sale" securities, the Company will record the after-tax difference between fair value and book value on its remaining investment portfolio as a charge or credit to shareholders' equity each quarter. Because of the liquidation of most of its investments during the first quarter of 2002 and the current market value of its remaining investment portfolio, the reduction in equity recorded at December 31, 2001, was largely reversed in the first quarter of 2002. The funds from the investments liquidation were subsequently reinvested in instruments that are thought to be less interest-rate sensitive, or were used to pay down a portion of funds borrowed from the Federal Home Loan Bank.

During the first six months of 2002, loan production increased $11,997,000 or 15.61% compared to the first six months of 2001 for a total year-to-date loan production of $88,868,000. Mortgage loan production, which accounted for $6,669,000 of the increase in loan production, consisted of fixed rate loans that are normally sold to the secondary market. Loans sold during the first six months of 2002 were $35,351,000 compared to $26,064,000 sold in the first six months of the prior year. The total outstanding loans decreased $9,425,000 or 2.68% during the first six months to $342,688,000 at June 30, 2002, from $352,113,000 at December 31, 2001. The mortgage loans held for sale decreased to $598,000 at June 30, 2002, from $5,290,000 at December 31, 2001. See comments in other income section for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) decreased 25 basis points during the second quarter 2002 compared to the second quarter 2001. The change is due to a decrease in yield of 1.58% on average interest-earning assets offset by a 1.33% reduction in the cost of interest-bearing average liabilities. The Company's decrease in the net interest spread for the second quarter was due primarily to lower interest income from investments following the liquidation of its investment portfolio and the delay involved in reinvesting those proceeds into less interest-rate sensitive investments. The redeployment of those proceeds was delayed due to the Company's desire to invest cautiously so as to avoid any unnecessary exposure to rising interest rates, and to minimize the volatility in future interest income. The net interest spread decreased 8 basis points during the first six months of 2002 compared to the same period in 2001. Overall, the change in yields and cost of funds for 2002 is the result of general reductions in interest rates during 2001.

The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the second quarter and first six months of 2002 and 2001:

                                                                  (Dollars in Thousands)
                                                                  ----------------------
                                              Three Months Ended June 30,        Six Months Ended June 30,
                                        -----------------------------------    -----------------------------
                                               2002                2001              2002              2001
Interest-earning assets                      $490,277            $481,182        $ 497,958         $492,634
Interest-bearing liabilities                  457,273             453,230        $ 464,784         $463,179
                                        ----------------------------------     -----------------------------

   Net interest-earning assets               $ 33,004            $ 27,952          $33,174         $ 29,455
                                        ==================================     =============================

Average yield on/cost of:
   Interest-earning assets                      6.12%               7.70%            6.51%            7.84%
   Interest-bearing liabilities                 4.19%               5.52%            4.35%            5.60%
                                        ==================================     =============================

      Net interest spread                       1.93%               2.18%            2.16%            2.24%
                                        ==================================     =============================

Net interest income for the second quarter of 2002 was $2,701,000 for a decrease of $293,000 or 9.79% compared to $2,994,000 recorded during the first quarter of 2001. This decrease is due to lower interest income partially offset by lower interest expense. The $1,760,000 decrease in interest income on average interest-earning assets is a combination of an increase of $2,382,000 because of the increase in higher average balances less $4,142,000 due to lower rates. The decrease of $1,467,000 in cost of interest-bearing liabilities is a combination of an increase of $1,357,000 from higher average balances less $2,824,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.21% for the second quarter 2002 compared to 2.50% for the second quarter of 2001.

Net interest income for the first six months of 2002 was $6,049,000 for a decrease of $253,000 or 4.01% compared to $6,302,000 recorded during the same period in 2001. This decrease is due to lower interest income partially offset by lower interest expense. The $3,097,000 decrease in interest income on average interest-earning assets is a combination of an increase of $1,134,000 because of the increase in higher average balances less $4,231,000 due to lower rates. The decrease of $2,844,000 in cost of interest-bearing liabilities is a combination of an increase of $1,077,000 from higher average balances less $3,921,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, decreased to 2.45% for the first six months of 2002 compared to 2.58% for the same period in 2001.

The following table sets forth the details of the rate and volume change for the three and six months ended June 30 2002 compared to the same period in 2001.

                                                          (Dollars in Thousands)
                                                          ----------------------
                                       Three Months Ended June 30,         Six Months Ended June 30,
                                            2002 vs 2001                         2002 vs 2001
                                   --------------------------------    --------------------------------
                                          Increase (Decrease)                  Increase (Decrease)
                                           Due to Change in                     Due to Change in
                                   --------------------------------    --------------------------------
                                    Volume     Rate      Net Change     Volume      Rate     Net Change
                                   -------    -------    ----------    -------    -------    ----------
Interest Income:
   Loans                           $  (689)   $  (587)   $(1,276)      $(1,593)   $(1,445)    $(3,038)
   Other interest-earning assets     3,071     (3,555)      (484)        2,727     (2,786)        (59)
                                   -------    -------    -------       -------    -------     -------
   Total interest-earning assets     2,382     (4,142)    (1,760)        1,134     (4,231)     (3,097)
                                   -------    -------    -------       -------    -------     -------
Interest Expense:
   Deposits                          1,659     (2,739)    (1,080)        2,080     (3,745)     (1,665)
   FHLB advance and other loans       (302)       (85)      (387)       (1,003)      (176)     (1,179)
                                   -------    -------    -------       -------    -------     -------
   Total interest-bearing            1,357     (2,824)    (1,467)        1,077     (3,921)     (2,844)
    liabilities
Change in net interest income      $ 1,025    $(1,318)   $  (293)      $    57    $  (310)    $  (253)
                                   =======    =======    =======       =======    =======     =======

                                                                              12

The following table summarizes the Company's non-performing assets at:

                                                 June 30,         December 31,
                                                   2002               2001
                                                --------          ------------
Loans:
Non-accrual                                     $ 10,236            $ 2,178
Restructured Loans                                     -                  -

Over 90 days delinquent                              760                395
Real estate owned                                    138                125
                                                --------            -------

Total                                           $ 11,134            $ 2,698
                                                ========            =======


The Company's non-performing assets decreased $29,000 in the second quarter 2002, and increased $8,436,000 year to date. Because of this, and as a precautionary move reflecting recent weakness in the general economy, the Company strengthened its reserve for loan losses by $1,250,000 during the first quarter 2002 and an overall increase of $1,400,000 year-to-date. The Company took this action even though none of the underlying loans or leases related to the additional charge have been written off.

The increase in non-performing loans as of June 30, 2002 is primarily due to one commercial real estate loan with an outstanding balance of $2,233,000 and one lease receivables pool with an outstanding balance of $5,598,482.

The commercial loan is for a condominium project in Bloomington, Indiana and is collateralized both by the subject real estate and personal guarantees of the borrowers.

In June and September 2001, the Company purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool includes a surety bond by one or two insurers, which guarantees payment of all amounts due under the lease in event of default by the lessee. Additionally, each pool of leases is covered by a sales and service agreement with the insurer. The surety on one pool of leases has been making lease payments, with reservation of rights, to the investors as the lease payments become due under the surety agreement. The outstanding balance due the Company at June 30, 2002 on this lease pool totaled $ 5,389,839. The second lease pool is past due since January 20, 2002. At June 30, 2002, the outstanding balance of this pool totaled $5,598,482. The Company believes the surety bonds on all of the leases provided adequate collateral in the event individual leases default. However, the Company has filed suit against the surety bond company responsible for the past due lease receivable. Subsequent to filing its suit, the Bank was served in a declaratory judgment action filed by the surety company in a California federal court seeking a declaration that the surety is not liable on the lease bonds due to fraud committed by the leasing company. The Bank's suit has been removed to federal court and transferred to California. The federal multi-district litigation panel has now assumed control of the litigation. The Bank has been advised that the surety on the other pool has also filed for a declaration that it is not liable on its lease bonds. The Bank, however, has not been served in this suit.

The total provision for loan losses was $150,000 during the second quarter of 2002 compared to $90,000 during the same period in 2001. First quarter 2002 had net charge-offs (charge-offs less recoveries) of $47,000 compared to net charge-offs of $11,000 for the second quarter 2001.

The total provision for loan losses was $1,400,000 during the first six months of 2002 compared to $180,000 during the same period in 2001. The first six months of 2002 had net charge-offs of $68,000 compared to net charge-offs of $6,000 for the same period in 2001.

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses which may ultimately be incurred on non-performing loans and the remainder of the portfolio. The allowance for loan losses as a percentage of loans was 0.89% and 0.49% at June 30, 2002 and December 31, 2001, respectively.

Total other income increased $317,000 to $1,187,000 for the second quarter 2002 from $870,000 in the same period during 2001. Total other income decreased $2,861,000 for a loss of $1,090,000 for the first six months of 2002 from $1,771,000 in the same period during 2001. The main reason for the year-to-date decrease is the loss on the sale of investment securities in the first quarter 2002 of $3,212,000. Sales of loans to the secondary market increased and the $217,000 gain on these sales and servicing rights in the second quarter 2002 was up from $153,000 in 2001. Increase in the cash surrender value of life insurance was up $32,000 for the second quarter 2002 compared to the prior period. The adjustments are necessary to reflect the cash surrender values for policies. Net gain (loss) on investments in unconsolidated affiliates increased $100,000 to $48,000 in the second quarter compared to the prior period. The main cause of the increase was $40,000 in pre-tax income earned from the Company's share of ITIC, LLC's net income. ITIC, LLC was acquired in the first quarter 2002.

Total other expense increased $344,000, or 12.68%, in the second quarter 2002 to $3,056,000 from $2,712,000 for the same period in 2001. Total other expense increased $917,000, or 17.10%, for the first six months of 2002 to $6,279,000 from $5,362,000 for the same period in 2001. Salary and benefits expense is the main reason for the increases. Salary and benefits expense for the second quarter 2002 was up $145,000, or 9.02%, to $1,753,000 from $1,608,000 in the same period during 2001. Salary and benefits expense for the first six months of 2002 was up $685,000, or 21.56%, to $3,862,000 from $3,177,000 in the same period during 2001. Severance pay of $289,350 in the first quarter 2002, increased staffing, merit pay adjustments, and pension costs are the main reasons for the increases. Other factors that caused the increase in expense in the second quarter were annual meeting expenses, and higher audit and legal expenses in the second quarter than the prior periods.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of June 30, 2002, the Company's cash and interest-bearing time deposits totaled $18,524,000, or 3.62%, of total assets. The Company's cash and interest-bearing time deposits increased 6,701,000 from December 31, 2001.

The regulatory minimum net worth requirement of 8% for ABT under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at June 30, 2002, was $26,077,000. At June 30, 2002, Ameriana had total risk-based capital of $42,680,000 and a 13.09% ratio. The Company's tier 1 capital ratio was 7.50% at June 30, 2002, which exceeded the regulatory minimum required tier 1 capital ratio of 4.00%.

At June 30, 2002, the Company's commitments for loans in process totaled $25,611,000, with the majority being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATE RISK

The Asset/Liability Committee and the Board of Directors reviews the Company's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on the net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value ("NPV") is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

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

The model used to prepare the interest rate risk assessment as of June 30, 2002 was a different model from the one used as of June 30, 2001. Both models provided very similar results and used similar methodologies. The contract for the model used as of June 30, 2001 expired on June 1, 2002. Management opted not to renew the contract in favor of using another model it already owned.

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of June 30, 2002 using the new model.

-----------------------------------------------------------------------------------------------------
                                                                       NPV as Percent of
                       Net Portfolio Value                           Present Value of Assets
-----------------------------------------------------------------------------------------------------
        Change        Dollar          Dollar          Percent
       in Rates       Amount          Change          Change         NPV Ratio        Change
-----------------------------------------------------------------------------------------------------
                                         (Dollars in thousands)
-----------------------------------------------------------------------------------------------------
+200 bp*             $31,936       $ -11,331         -26.19%           6.49%        -198 bp*
Base or 0%            43,267                                           8.47
-200 bp*              42,711            -556          -1.29%           8.23          -24 bp*
-----------------------------------------------------------------------------------------------------

* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of June 30, 2001 using the previous model.

-----------------------------------------------------------------------------------------------------
                                                                       NPV as Percent of
                       Net Portfolio Value                           Present Value of Assets
-----------------------------------------------------------------------------------------------------
        Change        Dollar          Dollar          Percent
       in Rates       Amount          Change          Change         NPV Ratio        Change
-----------------------------------------------------------------------------------------------------
                                         (Dollars in thousands)
-----------------------------------------------------------------------------------------------------
+200 bp*             $31,839       $ -10,518         -24.83%           6.59%         -178 bp*
Base or 0%            42,357                                           8.37
-200 bp*              38,965          -3,392          -8.01%           7.55           -82 bp*
-----------------------------------------------------------------------------------------------------

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

          Not Applicable

ITEM 2  - Changes in Securities
          ---------------------

          Not Applicable

ITEM 3  - Defaults in Senior Securities
          -----------------------------

          Not Applicable


ITEM 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          On May 23, 2002, the Company held its 2002 annual meeting of shareholders. A total of 2,659,543 shares, representing 84.5% of the total outstanding shares, were present in person or by proxy at the meeting, constituting a quorum.

          Three Directors were nominated by the Company's Board of Directors to serve new three-year terms. The nominees and the voting results for each are listed below:

                                                    For                       Withheld
                                                  ---------                   --------
                  Harry J. Bailey                 2,613,416     98.30%          46,127   1.7%
                  Charles M. Drackett, Jr.        2,637,570     99.20%          21,973   0.8%
                  Ronald R. Pritzke               2,637,570     99.20%          21,973   0.8%

          The following Directors, whose three-year terms of service have not expired, continue as Directors of the Company:

          Paul W. Prior,  Donald C.  Danielson,  R. Scott Hayes,  and Michael E.
          Kent.

          The Shareholders ratified the appointment of BKD, LLP as auditors for the Company for the fiscal year ended December 31, 2002. A total of 2,646,557 votes (99.5%) in favor, 9,840 votes (0.4%) against, and
          3,146 (0.1%) abstained from voting on the proposal.


ITEM 5  - Other Information
          -----------------

          Regulatory Actions
          ------------------
          During the second quarter of 2002, Ameriana Bank and Trust, SB (the "Bank") entered into a memorandum of understanding (the "MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). Among other things, the MOU contemplates that the Bank will adopt written action plans with respect to each classified asset in excess of $100,000, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank's profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in the most recent examination report by the FDIC and DFI. While the MOU is in effect, the Bank must maintain Tier 1 Capital at or above 7% of assets. In the event Tier 1 Capital falls below 7% as of June 30 or December 31 of any calendar year, the Bank must present a plan for augmenting capital to the FDIC and DFI within 30 days thereafter. The bank must submit progress reports to the FDIC and DFI within 30 days after the end of each calendar quarter.

          The Federal Reserve has advised that it intends to request that the Company's Board of Directors adopt resolutions providing that the Company will not cause the Bank to pay dividends if its Tier 1 Capital would be less than 7% thereafter, that the company will not incur additional debt without prior Federal Reserve approval, and that the Company will not purchase any treasury stock. The resolutions would remain in effect until the MOU is lifted.

          The Company believes that the Company and the Bank have taken all actions specified in The MOU and Board resolutions within the timeframes and are in compliance therewith. The Company does not believe the MOU or Board resolutions will materially affect the operations of the Company or Bank. A failure to comply with either the MOU or resolutions could lead to the initiation of formal enforcement action by the FDIC, DFI and the Federal Reserve.


ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

          a.   Exhibits.

               The following exhibits are filed with this report:

               No.   Description
               --    -----------

               99.1 Certification  Under  Section 906 of  Sarbanes-Oxley  Act of
                    2002

               99.2 Certification  Under  Section 906 of  Sarbanes-Oxley  Act of
                    2002

          b.   Current Reports on Form 8-K
               ---------------------------

               On April 22,2002, the Company filed a Current Report on Form 8-K reporting under Item 5 that Bradley L. Smith had been named the Company's Senior Vice President - Treasurer replacing Richard Welling who had resigned to pursue other interests. No financial statements were filed with this report.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: August 14, 2002           /s/ Harry J. Bailey
      ---------------           ---------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: August 14, 2002           /s/ Bradley L. Smith
      ---------------           ---------------------------------
                                Bradley L. Smith
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)