Form 10-Q
period 2002-09-30
AMERIANA BANCORP
filed 2002-11-14
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended: September 30, 2002    Commission File Number:  0-18392
---------------------

                                Ameriana Bancorp

          Indiana                                       35-1782688
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. employer identification
incorporation or organization)                            number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

As of November 14, 2002, there were issued and outstanding 3,147,463 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        -------
     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets
              as of September 30, 2002 and December 31, 2001 . . . . . . . 3

              Consolidated Condensed Statements of Operations for
              the three and nine months ended
              September 30, 2002 and 2001. . . . . . . . . . . . . . . . . 4

              Consolidated Condensed Statements of Shareholders'
              Equity for the nine months ended September 30, 2002. . . . . 5

              Consolidated Condensed Statements of Cash Flows
              for the nine months ended September 30, 2002 and 2001. . . . 6

              Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . . . 7

     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . . . . . . . 9


     ITEM 3 - Quantitative and Qualitative Disclosure
              About Market Risk . . . . . . . . . . . . . . . . . . . . . 16

     ITEM 4 - Controls and Procedures . . . . . . . . . . . . . . . . . . 18

PART II  -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 19

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . 20

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                       September 30,       December 31,
                                                           2002               2001
                                                       (Unaudited)
                                                      -------------        ----------
Assets
  Cash on hand and in other institutions                 $   7,395         $   7,540
  Interest-bearing demand deposits                          31,019             4,283
                                                         ---------         ---------
      Cash and cash equivalents                             38,414            11,823

  Investment securities held for sale                       62,121           140,629
  Mortgage loans held for sale                               4,843             5,290
  Loans receivable                                         336,355           352,113
  Allowance for loan losses                                 (3,074)           (1,730)
                                                         ---------         ---------

      Net loans receivable                                 333,281           350,383
  Real estate owned                                            246               586
  Premises and equipment                                     7,849             6,919
  Stock in Federal Home Loan Bank                            7,419             7,365
  Mortgage servicing rights                                  1,108             1,012
  Investments in unconsolidated affiliates                   1,329               825
  Goodwill                                                   1,486             1,511
  Cash surrender value of life insurance                    18,725            18,035
  Other assets                                               3,426             7,697
                                                         ---------         ---------

          Total assets                                   $ 480,247         $ 552,075
                                                         =========         =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                             $  20,330         $  24,257
         Interest-bearing                                  399,956           388,156
                                                         ---------         ---------

            Total deposits                                 420,286           412,413
  Advances from Federal Home Loan Bank                       5,865            87,653
  Notes payable                                                840               930
  Drafts payable                                             6,204             6,092
  Advances by borrowers for taxes and insurance                705               662
  Other liabilities                                          4,505             1,430
                                                         ---------         ---------

          Total liabilities                                438,405           509,180

Commitments and Contingent Liabilities

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                              --                --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,147,463 and 3,146,616, respectively)                3,147             3,147
  Additional paid-in capital                                   499               499
  Retained earnings                                         37,770            39,945
  Accumulated other comprehensive income (loss)                426              (696)
                                                         ---------         ---------

          Total shareholders' equity                        41,842            42,895
                                                         ---------         ---------

          Total liabilities and shareholders' equity     $ 480,247         $ 552,075
                                                         =========         =========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 --------------------------------------------
                                                                   2002        2001        2002        2001
                                                                 ---------   --------    --------    --------
Interest Income:
   Interest and fees on loans                                    $  6,022    $  7,227    $ 18,527    $ 22,770
   Interest on mortgage-backed securities                             508         214       2,934         621
   Interest on investment securities                                  564         927       1,113       3,752
   Other interest and dividend income                                 174         296         762         684
                                                                 --------    --------    --------    --------

      Total interest income                                         7,268       8,664      23,336      27,827

Interest Expense:
   Interest on deposits                                             3,566       4,696      11,477      14,272
   Interest on FHLB advances and other borrowings                     626       1,072       2,734       4,358
                                                                 --------    --------    --------    --------

      Total interest expense                                        4,192       5,768      14,211      18,630
                                                                 --------    --------    --------    --------

Net interest income                                                 3,076       2,896       9,125       9,197

Provision for Loan Losses                                             150          90       1,550         270
                                                                 --------    --------    --------    --------

Net interest income after provision for loan losses                 2,926       2,806       7,575       8,927

Other Income:
   Net loan servicing fees                                              2          48          87         157
   Other fees and service charges                                     228         214         641         643
   Brokerage and insurance commissions                                239         256         772         764
   Net gain (loss) on investments in unconsolidated affiliates        (20)        (91)        (22)       (179)
   Gains on sales of loans and servicing rights                       290         180         741         408
   Gain (loss) on sale of investments                               1,188          --      (2,024)         --
   Increase in cash surrender value of life insurance                 276         220         690         717
   Other                                                               22          42         250         130
                                                                 --------    --------    --------    --------

      Total other income                                            2,225         869       1,135       2,640

Other Expense:
   Salaries and employee benefits                                   1,997       1,552       5,859       4,729
   Net occupancy and equipment expense                                467         354       1,254       1,061
   Federal insurance premium                                           18          19          54          54
   Data processing expense                                             80          78         296         214
   Printing and office supplies                                        74          88         215         252
   Amortization of intangible assets                                    9          36          26         124
   Penalty on early payoff of FHLB advances                         1,077          --       1,077          --
   Other                                                              367         545       1,587       1,600
                                                                 --------    --------    --------    --------

      Total other expense                                           4,089       2,672      10,368       8,034
                                                                 --------    --------    --------    --------

Income (loss) before income taxes                                   1,062       1,003      (1,658)      3,533

Income taxes                                                          276         252        (994)        949
                                                                 --------    --------    --------    --------

Net Income (Loss)                                                $    786    $    751    $   (664)   $  2,584
                                                                 ========    ========    ========    ========

Basic Earnings (Loss) Per Share                                  $   0.25    $   0.24    $  (0.21)   $   0.82
                                                                 ========    ========    ========    ========

Diluted Earnings (Loss) Per Share                                $   0.25    $   0.24    $  (0.21)   $   0.82
                                                                 ========    ========    ========    ========

Dividends Declared Per Share                                     $   0.16    $   0.15    $   0.48    $   0.45
                                                                 ========    ========    ========    ========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                  2002
                                                                --------

Balances, January 1                                             $ 42,895

Net loss
                                                                    (664)
Other comprehensive income                                         1,123
                                                                --------
     Comprehensive income
                                                                     459

Dividends declared
                                                                  (1,512)
                                                                --------

Balances, September 30                                          $ 41,842
                                                                ========


See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       ----------------------
                                                                         2002         2001
                                                                       ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                                      $    (664)   $   2,584
Items not requiring cash:
    Provisions for losses on loans                                         1,550          270
    Depreciation                                                             452          453
    Accretion/Amortization of securities (net)                               216          172
    Equity in loss of unconsolidated subsidiaries                             22          179
    Mortgage servicing rights amortization                                   214          136
    Goodwill amortization                                                     25          124
    Losses (gains) on sales of real estate owned                             (48)           3
    Net loss on sale of investments                                        2,024           --
    Increase in cash surrender value of life insurance                      (690)        (717)
    Mortgage loans originated for sale                                   (56,633)     (47,101)
    Proceeds from sales of mortgage loans                                 57,500       44,480
    Gains on sales of loans and servicing rights                            (683)        (407)
    Change in:
      Other assets                                                         3,753        1,098
      Drafts payable                                                         112          188
      Other liabilities                                                    2,388        2,280
                                                                       ---------    ---------

       Net cash provided by operating activities                           9,538        3,742

INVESTING ACTIVITIES
  Proceeds from calls of securities held to maturity                          --       55,605
  Principal collected on mortgage-backed securities held to maturity          --        2,362
  Purchase of investment securities held to maturity                          --      (42,261)
  Purchase of investment securities available for sale                  (131,197)          --
  Proceeds from sale of investment securities available for sale         179,218           --
  Proceeds from calls of securities available for sale                     1,207           --
  Proceeds from maturity of securities available for sale                  5,000           --
  Principal collected on securities available for sale                    23,892           --
  Net change in loans                                                     15,758       33,228
  Proceeds from sale of real estate owned                                    653          279
  Net purchases of premises and equipment                                 (1,382)        (225)
  Purchase of Federal Home Loan Bank stock                                   (54)         (79)
  Other investing activities                                                (526)        (112)
                                                                       ---------    ---------

       Net cash provided by investing activities                          92,569       48,797

FINANCING ACTIVITIES
  Net change in demand and saving deposits                                13,250        1,619
  Net change in certificates of deposit                                   (5,377)      22,298
  Advances from Federal Home Loan Bank                                    55,812       17,500
  Repayment of Federal Home Loan Bank advances                          (137,600)     (89,846)
  Repayment of notes payable                                                 (90)      (1,090)
  Cash dividends paid                                                     (1,511)      (1,416)
                                                                       ---------    ---------

       Net cash used by financing activities                             (75,516)     (50,935)
                                                                       ---------    ---------

Change in cash and cash equivalents                                       26,591        1,604

Cash and cash equivalents at beginning of period                          11,823       19,031
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $  38,414    $  20,635
                                                                       =========    =========

Supplemental information:
  Interest paid                                                        $  12,900    $  16,540
  Income taxes paid                                                          290          841

See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
-----------------------------------------------------
(Table dollar amounts in thousands, except share data)

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

NOTE B - - SHAREHOLDERS' EQUITY

On August 29, 2002, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $503,594, was accrued for payment to shareholders of record on September 13, 2002, and was paid on October 4, 2002. Total year-to-date dividends declared are $1,510,782. Payment was made to 3,147,463 shareholders, the same as at June 30, 2002. Stock options totaling 9,713 shares were exercised during the first quarter of 2002 with 8,866 shares retired as part of the same transaction.

The Company's net income increased $35,000 or 4.66%, to $786,000 ($0.25 basic and diluted earnings per share) for the quarter ended September 30, 2002, compared to net income of $751,000 ($0.24 basic and diluted earnings per share) for the same period in 2001. The year-to-date net income decreased $3,248,000 or 125.70%, for a loss of $664,000 ($0.21 loss per basic earnings per share) for the nine months ended September 30, 2002, compared to net income of $2,584,000 ($0.82 basic and diluted earnings per share) for the same period in 2001.

Earnings per share were computed as follows:

                                                                 (In thousands, except share data)
                                                                 Three Months Ended September 30,
                                                                 --------------------------------
                                                           2002                                    2001
--------------------------------------------------------------------------------------------------------------------------
                                           Income      Weighted Average  Per Share            Weighted Average  Per Share
                                                            Shares         Amount     Income       Shares         Amount
--------------------------------------------------------------------------------------------------------------------------
Basic Earnings per Share:
   Income available to
   Common shareholders                      $786         3,147,463         $0.25       $751      3,146,616      $0.24
Effect of dilutive stock options              --             2,300                       --          3,066
--------------------------------------------------------------------------------------------------------------------------
Diluted Earnings Per Share:
Income available to
   common shareholders and
   assumed conversions                      $786         3,149,763         $0.25       $751      3,149,682      $0.24
--------------------------------------------------------------------------------------------------------------------------

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                            2002                                   2001
--------------------------------------------------------------------------------------------------------------------------
                                           Income      Weighted Average  Per Share               Weighted      Per Share
                                           (Loss)           Shares         Amount     Income   Average Shares    Amount
--------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share:
   Income available to
   Common shareholders                      ($664)       3,147,246        ($0.21)     $2,584     3,146,616      $0.82
Effect of dilutive stock options               --                0                        --         2,828
--------------------------------------------------------------------------------------------------------------------------
Diluted Earnings (Loss) Per Share:
Income available to
    common shareholders and
    assumed conversions                     ($664)       3,147,246        ($0.21)     $2,584     3,149,444      $0.82
--------------------------------------------------------------------------------------------------------------------------

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

The Company's investment portfolio totaled approximately $142 million as of December 31, 2001. Since the change in classification for these investments as "Available for Sale" was effective as of December 31, 2001, the Company reduced shareholders' equity by the difference between fair value and book value on its investment portfolio as of that date, net of tax. The amount of this charge to shareholders' equity was $696,000, or a $0.22 reduction in year-end book value per share. The Company's total shareholders' equity as of December 31, 2001, adjusted for this unrealized depreciation of its "Available for Sale" investment portfolio at that date, was approximately $42.9 million, representing a book value of $13.63 per share. Total assets at year-end 2001 stood at $552 million, including almost $350 million in traditional residential mortgages and consumer or commercial loans.

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

Valuation of Mortgage Servicing Rights
--------------------------------------

The Company recognizes the rights to service mortgage loans as a separate asset. MSR's on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing agreement. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. Capitalized servicing rights, which include purchased servicing rights, are amortized over the estimated period of net servicing revenue. Differing valuations would affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2002 and December 31, 2001, MSR's had carrying values of $1,108,000 and $1,012,000 respectively.

RESULTS OF OPERATIONS
---------------------

Net income for the quarter ended September 30, 2002 increased to $786,000, or $0.25 per diluted share compared to $751,000 or $0.24 per diluted share reported in the third quarter of 2001. The higher earnings in the 2002 period reflect improved net interest income and an increase in other income attributable principally to third quarter securities sales. These improvements offset an increase in other expenses resulting primarily from a prepayment penalty on the early pay-off of FHLB advances undertaken as part of the Company's de-leveraging strategy.

For the first nine months of 2002, the Company incurred a net loss totaling $664,000 or $0.21 per share compared with net income of $2,584,000 or $0.82 per diluted share in the year-earlier period. This loss largely reflected charges in the first quarter of the year related to the liquidation of its investment portfolio and the increase in reserves for loan losses. Net interest income for the first nine months was $9,125,000 versus $9,197,000 in the comparable period last year, while the provision for loan losses amounted to $1,550,000 compared with $270,000 in the year-earlier period.

The Company restructured its investments before the end of the first quarter of 2002. The loss on disposition of these securities was approximately $3,212,000, or approximately $1,900,000 after tax or $0.61 per share. Consistent with accounting principles for "Available for Sale" securities, the Company will record the after-tax difference between fair value and book value on its remaining investment portfolio as a charge or credit to shareholders' equity each quarter. Because of the liquidation of most of its investments during the first quarter of 2002 and the current market value of its remaining investment portfolio, the reduction in equity recorded at December 31, 2001, was largely reversed in the first quarter of 2002. The funds from the investments liquidation were subsequently reinvested in instruments that are thought to be less interest-rate sensitive, or were used to pay down a portion of funds borrowed from the Federal Home Loan Bank.

The Company sold an additional $44,601,000 of investments in the third quarter and realized a gain on the sale of approximately $1,188,000, which offset, to some extent, the loss on disposition of investments realized earlier in the year. The proceeds from this latest investment sale were used to prepay higher-rate Federal Home Loan Bank advances, which involved a prepayment penalty of approximately $1,077,000. These transactions, taken together, had a net positive effect of about $111,000 ($69,000 or $0.02 per diluted share after tax) on the Company's third quarter results. Aside from their de-leveraging effect, these transactions are expected to improve the Company's net interest margin going forward through the reduction of higher rate debt using proceeds from the sale of lower earning investments.

During the first nine months of 2002, loan production increased $20,714,000 or 17.40% compared to the first nine months of 2001 for a total year-to-date loan production of $139,760,000. Mortgage loan production, which accounted for $12,300,000 of the increase in loan production, consisted of fixed rate loans that are normally sold to the secondary market. Loans sold during the first nine months of 2002 were $57,080,000 compared to $44,275,000 sold in the first nine months of the prior year. The total outstanding loans decreased $15,758,000 or 4.48% during the first nine months to $336,355,000 at September 30, 2002, from $352,113,000 at December 31, 2001. The mortgage loans held for sale decreased to $4,843,000 at September 30, 2002, from $5,290,000 at December 31, 2001. See comments in other income section for detail of gains on loans sold.

The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 33 basis points during the third quarter of 2002 compared to the third quarter of 2001. The change is due to a decrease in yield of 85 basis points on average interest-earning assets offset by a 118 basis point reduction in the cost of interest-bearing average liabilities. The Company's increase in the net interest spread for the third quarter was due primarily to higher interest income from investments following the second quarter liquidation of its investment portfolio and reinvesting those proceeds into less interest-rate sensitive investments. The net interest spread decreased 1 basis point during the first nine months of 2002 compared to the same period in 2001. Overall, the change in yields and cost of funds for 2002 is the result of general reductions in interest rates during 2001.

The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the third quarter and first nine months of 2002 and 2001:

                                                           (Dollars in Thousands)
                                                           ----------------------
                                            Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                  ----------------------------------    --------------------------
                                         2002                2001           2002             2001
Interest-earning assets               $ 468,023           $ 490,277     $ 487,870         $485,230
Interest-bearing liabilities            435,915             457,273     $ 455,055         $457,465
                                  ----------------------------------   ----------------------------

   Net interest-earning assets         $ 32,108            $ 33,004      $ 32,815         $ 27,765
                                  ==================================   ============================

Average yield on/cost of:
Interest-earning assets                   6.16%               7.01%         6.40%            7.67%
Interest-bearing liabilities              3.82%               5.00%         4.18%            5.44%
                                  ==================================   ============================

   Net interest spread                    2.34%               2.01%         2.22%            2.23%
                                  ==================================   ============================

Net interest income for the third quarter of 2002 was $3,076,000 for an increase of $180,000 or 6.22% compared to $2,896,000 recorded during the third quarter of 2001. This increase is due to lower interest income offset by even lower interest expense. The $1,396,000 decrease in interest income on average interest-earning assets is a combination of a decrease of $393,000 because of the decrease in average interest earning balances and $1,003,000 due to lower rates. The decrease of $1,576,000 in cost of interest-bearing liabilities is a combination of a decrease of $270,000 from lower average balances and $1,306,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased to 2.63% for the third quarter 2002 compared to 2.36% for the third quarter of 2001.

Net interest income for the first nine months of 2002 was $9,125,000 for a decrease of $72,000 or 0.78% compared to $9,197,000 recorded during the same period in 2001. This decrease is due to lower interest income offset by lower interest expense. The $4,491,000 decrease in interest income on average interest-earning assets is a combination of an increase of $152,000 because of the increase in higher average balances less $4,643,000 due to lower rates. The decrease of $4,419,000 in cost of interest-bearing liabilities is a combination of a decrease of $98,000 from lower average balances less $4,321,000 from lower rates.

The following table sets forth the details of the rate and volume change for the three and nine months ended September 30, 2002 compared to the same period in 2001.

                                                             (Dollars in Thousands)
                                                             ----------------------
                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                   2002 vs 2001                          2002 vs 2001
                                         ---------------------------------   -----------------------------------
                                                Increase (Decrease)                 Increase (Decrease)
                                                 Due to Change in                    Due to Change in
                                         ---------------------------------   -----------------------------------
                                          Volume      Rate     Net Change     Volume       Rate       Net Change
                                         --------   --------  -----------    ---------    -------     ----------
Interest Income:
   Loans                                 $ (154)    $ (1,051)  $(1,205)      $ (1,964)    $(2,279)     $ (4,243)
   Other interest-earning assets           (239)          48      (191)         2,116      (2,364)         (248)
                                         ------     --------   -------       --------     -------      --------
   Total interest-earning assets           (393)      (1,003)   (1,396)           152      (4,643)       (4,491)
                                         ------     --------   -------       --------     -------      --------
Interest Expense:
   Deposits                                  44       (1,174)   (1,130)         1,357      (4,151)       (2,795)
   FHLB advance and other loans            (314)        (132)     (446)        (1,455)       (170)       (1,624)
                                         ------     ---------  -------       --------     -------      --------
   Total interest-bearing                  (270)      (1,306)   (1,576)           (98)     (4,321)       (4,419)
    liabilities
Change in net interest income            $ (123)    $    303   $   180       $    250     $  (322)     $    (72)
                                         ======     ========   =======       ========     =======      ========

The following table summarizes the Company's non-performing assets at:

                                                           (Dollars in Thousands)
                                                           ----------------------
                                                        September 30,    December 31,
                                                             2002           2001
                                                        -------------    ------------
Loans:
Non-accrual                                                $17,955       $ 2,178
Restructured Loans                                             500           294

Over 90 days delinquent and still accruing                       6           395
Real estate owned                                              246           586
                                                           -------       -------

Total                                                      $18,707       $ 3,453
                                                           =======       =======

The Company's non-performing assets increased $7,069,000 in the third quarter of 2002, and increased $15,715,000 year to date. Because of this, and as a precautionary move reflecting recent weakness in the general economy, the Company strengthened its reserve for loan losses by $1,250,000 during the first quarter of 2002 and an overall increase of $1,550,000 year-to-date. The Company took this action even though none of the underlying loans or leases related to the additional charge have been written off.

The increase in non-performing loans in the third quarter of 2002 primarily involves a series of real estate development loans with the same builder with combined outstanding balances of $1,860,000 and a second lease receivables pool purchased from Commercial Money Center (CMC) with an outstanding balance of $5,390,000.

The increase in non-performing loans year to date as of September 30, 2002 is primarily due to a commercial real estate loan and real estate development loans with two companies with outstanding balances of $2,233,000 and $1,850,000 respectively and two lease receivables pools with outstanding balances of $5,510,000 and $5,390,000 respectively.

One of the commercial loans is for a condominium project in Bloomington, Indiana and is collateralized both by the subject real estate and personal guarantees of the borrowers. The real estate development loans are collateralized by real estate and are for properties located in West Central Indiana.

In June and September 2001, the Company purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool is supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Service Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Servicing Corporation, a company, which has now filed bankruptcy.

When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by CMC, the company which sold the lease pools. Both are now denying responsibility for payment. CMC has filed for bankruptcy protection.

Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. An initial pre-trial conference is scheduled for November 21, 2002 in Cleveland.

The Company believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools is $10,900,000. It is highly unlikely that the litigation will be resolved in 2002.

The total provision for loan losses was $150,000 during the third quarter of 2002 compared to $90,000 during the same period in 2001. Third quarter 2002 had net charge-offs (charge-offs less recoveries) of $138,000 compared to net charge-offs of $27,000 for the third quarter 2001.

The total provision for loan losses was $1,550,000 during the first nine months of 2002 compared to $270,000 during the same period in 2001. The first nine months of 2002 had net charge-offs of $206,000 compared to net charge-offs of $33,000 for the same period in 2001.

Management believes the allowance for loan losses is adequate and that sufficient provision has been provided to absorb any losses that may ultimately be incurred on non-performing loans and the remainder of the portfolio based on information at September 30, 2002. The allowance for loan losses as a percentage of loans was 0.91% and 0.49% at September 30, 2002 and December 31, 2001, respectively.

The Company regularly monitors the developments related to the two lease pools and other nonperforming loans and has discussions with its federal and state bank regulators so that it can determine whether its loss reserves are adequate. Based upon further developments, as well as further discussions with its federal and state bank regulators, it is possible that the Company may in the future determine to increase its loss reserves against the lease pools and other nonperforming loans.

Total other income increased $1,356,000 to $2,225,000 for the third quarter 2002 from $869,000 in the same period during 2001. Management sold investments for a net gain of $1,188,000 in the third quarter as part of its de-leveraging strategy. Total other income decreased $1,505,000 to $1,135,000 for the first nine months of 2002 from $2,640,000 in the same period during 2001. The main reason for the year-to-date decrease was the loss on the sale of investment securities in the first quarter 2002 of $3,212,000 offset by gains on investments sold in the third quarter. Sales of loans to the secondary market increased and the $290,000 gain on these sales and servicing rights in the third quarter 2002 was up from $180,000 in 2001. Net gain (loss) on investments in unconsolidated affiliates resulted in higher income of $157,000 for a loss of $22,000 for the first nine months compared to a loss of $179,000 in the prior period. The main cause of the higher income is due to ITIC, LLC, a title insurance company, and House Investments, a real estate partnership. The Company earned $64,000 in pre-tax income earned from the Company's share of ITIC, LLC's net income for the first nine months of 2002. ITIC, LLC was acquired in the first quarter 2002. The Company's expected loss from House Investments was $84,000 less during the first nine months of 2002 compared to the prior year period.

Total other expense increased $1,417,000, or 53.03%, in the third quarter 2002 to $4,089,000 from $2,672,000 for the same period in 2001. $1,077,000 of the increase is penalties paid for early payoffs of FHLB advances as part of the Company's de-leveraging action. Total other expense increased $2,334,000, or 29.05%, for the first nine months of 2002 to $10,368,000 from $8,034,000 for the same period in 2001. In addition to the penalties paid to the FHLB, salary and benefits expense for the third quarter 2002 was up $445,000, or 28.67%, to $1,997,000 from $1,552,000 in the same period during 2001. Salary and benefits expense for the first nine months of 2002 was up $1,130,000, or 23.90%, to $5,859,000 from $4,729,000 in the same period during 2001. Severance pay of $289,350 in the first quarter 2002, increased staffing, merit pay adjustments, pension costs, and higher health care costs are the main reasons for the increases.

FINANCIAL CONDITION
-------------------

The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of September 30, 2002, the Company's cash and interest-bearing time deposits totaled $38,414,000, or 8.00%, of total assets. The Company's cash and interest-bearing time deposits increased 26,591,000 from December 31, 2001.

The regulatory minimum net worth requirement of 8% for ABT under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets) at September 30, 2002, was $24,922,000. At September 30, 2002, Ameriana had total risk-based capital of $43,533,000 and a 13.97% ratio. The Company's tier 1 capital ratio was 7.98% at September 30, 2002, which exceeded the regulatory minimum required tier 1 capital ratio of 4.00%.

At September 30, 2002, the Company's commitments for loans in process totaled $39,352,000, with the majority being for real estate secured loans. Management believes the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs.

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

SARBANES-OXLEY ACT OF 2002
--------------------------

The President signed into law on July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "Act"). The Act aims to correct what was perceived to be structural weaknesses affecting the capital markets, which may have contributed to massive stockholder losses.

The Act creates a quasi-governmental entity, the Public Company Accounting Oversight Board, to regulate the auditors of public company. The SEC oversees the activities of the Board. The Board replaces the previous system of self-regulation.

The Board will be chosen no later than October 28, 2002 (90 days after enactment). The Board is to be operational no later than April 26, 2003 (270 days after enactment). The new Board's authority begins when the SEC certifies it as operational.

OTHER
-----

The Securities and Exchange Commission ("SEC") maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Company. The address is (http://www.sec.gov).
                                                                              15

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The model used to prepare the interest rate risk assessment as of September 30, 2002 was a different model from the one used as of September 30, 2001. Both models provided very similar results and used similar methodologies. The contract for the model used as of September 30, 2001 expired on June 1, 2002. Management opted not to renew the contract in favor of using another model it already owned.

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of September 30, 2002 using the new model.

-------------------------------------------------------------------------------------------
                                                                NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
-------------------------------------------------------------------------------------------
 Change            Dollar       Dollar       Percent
 in Rates          Amount       Change        Change         NPV Ratio        Change
-------------------------------------------------------------------------------------------
                                 (Dollars in thousands)
-------------------------------------------------------------------------------------------
+200 bp*           $29,828      $ -9,928       -24.97%         7.04%          -197 bp*
Base or 0%          39,756                                     9.01
-200 bp*            44,882         5,126        12.89%         9.85             84 bp*
-------------------------------------------------------------------------------------------
* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of September 30, 2001 using the previous model.

-------------------------------------------------------------------------------------------
                                                                NPV as Percent of
                          Net Portfolio Value                 Present Value of Assets
-------------------------------------------------------------------------------------------
 Change            Dollar       Dollar       Percent
 in Rates          Amount       Change        Change         NPV Ratio        Change
-------------------------------------------------------------------------------------------
                                 (Dollars in thousands)
-------------------------------------------------------------------------------------------
+200 bp*           $20,661      $ -18,956       -47.85%         4.29%          -347 bp*
Base or 0%          39,617                                      7.76
-200 bp*            41,604          1,987         5.02%         7.96             20 bp*
-------------------------------------------------------------------------------------------
* basis points

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

               None filed in the third quarter 2002.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: November 14, 2002         /s/ Harry J. Bailey
                                --------------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: November 14, 2002         /s/ Bradley L. Smith
                                ---------------------------------------
                                Bradley L. Smith
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)

                                  CERTIFICATION

I, Harry J. Bailey, President and Chief Executive Officer of Ameriana Bancorp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ameriana Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)Presented   in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/ Harry J. Bailey
                                       -------------------------------------
                                       Harry J. Bailey
                                       President and Chief Executive
                                       Officer

                                  CERTIFICATION

I, Bradley L. Smith, Senior Vice President-Treasurer and Chief Financial Officer of Ameriana Bancorp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ameriana Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)Presented   in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /s/ Bradley L. Smith
                                         -------------------------------------
                                         Bradley L. Smith
                                         Senior Vice President-Treasurer and
                                         Chief Financial Officer
                                                                              22