Form 10-K
period 2002-12-31
AMERIANA BANCORP
filed 2003-03-31
CIK 855574

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  _____________
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to ____________

                         Commission File Number: 0-18392

                                AMERIANA BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           INDIANA                                                35-1782688
-------------------------------                             --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2118 BUNDY AVENUE, NEW CASTLE, INDIANA                           47362-1048
------------------------------------------                  --------------------
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
                     ---------------------------------------

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No X
                                        ---    ---


At December 31, 2002, the registrant had 3,147,463 shares of its Common Stock, $1.00 per share, outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant at December 31, 2002 was approximately $32 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, directors and executive officers are not treated as "non-affiliates".

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2003 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     When used in this Annual  Report on Form 10-K (the  "Annual  Report"),  the
words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company's market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     THE BANK. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank ("FHLB") System. Its deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. The Bank's main office is located at 2118 Bundy
Avenue, New Castle, Indiana. The Bank also conducts business through eight Indiana branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon and New Palestine, Indiana and two Ohio branch offices located in Cincinnati and Maineville, Ohio. The Bank, through a wholly owned subsidiary, Ameriana Financial Services, Inc., has ownership interests in a life insurance underwriting firm located in New Orleans, Louisiana and in an Indiana title insurance agency, and offers a full line of investments and securities products through its brokerage center located in New Castle, Indiana. The Bank maintains a website at www.ameriana.com.

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family housing and commercial real estate. The Bank also makes home improvement loans and consumer loans and, through its subsidiary, engages in insurance and brokerage activities. In 1999, the Bank established a Business Services Division to provide specialized lending and other banking services for business customers. As a result of the Business Services Division, commercial real estate loans have increased significantly during 2002, 2001 and 2000.

     The Bank also began operating a Trust Department during 1999, which provides trust, investment and estate planning services. The principal sources of funds for the Bank's lending activities include deposits received from the general public, funds borrowed from the FHLB, principal amortization and prepayment of loans. The Bank's primary sources of income are interest and fees on loans and interest on investments. The Bank has from time to time purchased loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment
securities   permitted   by   applicable   laws   and
regulations, including mortgage-backed securities. The Bank's principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank.

     REGULATORY ACTIONS. During the second quarter of 2002, the Bank entered into a memorandum of understanding ("MOU") with the FDIC and the Indiana
Department of Financial Institutions ("DFI"). Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies, require greater financial information from borrowers, establish a loan review program and certain other internal controls. For more a more detailed discussion of the terms and conditions of the MOU, see "Regulation and Supervision - Regulation and Supervision of the Bank - Capital Requirements" below.

LENDING AND INVESTMENT ACTIVITIES

     GENERAL. The principal lending activity of the Bank has been the origination of conventional first mortgage loans secured by residential property, commercial real estate, equity lines of credit and consumer loans. The residential mortgage loans have been predominantly secured by single-family homes and have included construction loans.

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

     Certain amounts in the tables that follow have been reclassified to conform to 2002 presentation.

     The following table sets forth information concerning the Company's aggregate loans by type of loan at the dates indicated.

                                                                           AT DECEMBER 31,
                                            --------------------------------------------------------------------
                                                     2002                 2001                   2000
                                            -------------------   -------------------     ------------------
                                              AMOUNT       %        AMOUNT       %         AMOUNT        %
                                              ------     -----      ------     -----       ------      -----
                                                                 (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
  Commercial..............................  $  88,558    27.54%   $  61,678    16.91%     $  35,615     8.57%
  Residential loans.......................    157,622    49.00      211,601    58.00        295,949    71.18
  Construction loans......................     42,714    13.28       42,045    11.52         43,287    10.41
Commercial loans..........................     19,192     5.97       18,536     5.08          8,764     2.11
Consumer loans:
  Mobile home and auto loans..............     10,092     3.14       15,941     4.37         20,767     5.00
  Loans secured by deposits...............      1,130     0.35        1,348     0.37          1,598     0.38
  Home improvement loans..................        248     0.08          403     0.11            321     0.08
  Other...................................      2,043     0.64       13,294     3.64          9,431     2.27
                                            ---------   ------    ---------   ------     ----------   ------
     Total................................    321,599   100.00%     364,846   100.00%       415,732   100.00%
                                            ---------   ======    ---------   ======     ----------   ======

Less:
  Loans in process........................      7,985                12,725                  16,724
  Deferred loan fees......................        362                     8                    (143)
  Loan loss reserve.......................      8,666                 1,730                   1,489
   Subtotal...............................     17,013                14,463                  18,070
                                            ---------             ---------               ---------
     Total................................  $ 304,586             $ 350,383               $ 397,662
                                            =========             =========               =========

                                                       AT DECEMBER 31,
                                            ---------------------------------------
                                                    1999                 1998
                                            -------------------   -----------------
                                             AMOUNT        %      AMOUNT        %
                                             ------      -----    ------      -----
                                                    (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
  Commercial..............................  $ 22,411      6.51%   $ 15,282     5.55%
  Residential loans.......................   250,392     72.77     205,636    74.69
  Construction loans......................    42,971     12.49      23,176     8.42
Commercial loans..........................     1,209      0.35         862     0.31
Consumer loans:
  Mobile home and auto loans..............    16,373      4.77      21,854     7.94
  Loans secured by deposits...............     1,392      0.40       1,351     0.49
  Home improvement loans..................     1,577      0.46       2,774     1.01
  Other...................................     7,762      2.26       4,387     1.59
                                           ---------    ------    --------   ------
     Total................................   344,087    100.00%    275,322   100.00%
                                           ---------    ======    --------   ======

Less:
  Loans in process........................    16,723                12,123
  Deferred loan fees......................      (129)                  102
  Loan loss reserve.......................     1,534                 1,284
                                            --------              --------
   Subtotal...............................    18,128                13,509
                                            --------              --------
     Total................................  $325,959              $261,813
                                            ========              ========

     The following table shows, at December 31, 2002, the Company's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                 AMOUNTS OF LOANS WHICH MATURE IN
                                -------------------------------------------------------------
                                                                  2008 AND
                                    2003        2004 - 2007       THEREAFTER         TOTAL
                                    ----        -----------       ----------         -----
                                                      (IN THOUSANDS)
Type of Loan:
   Real estate mortgage.......  $   38,807       $   33,948       $ 216,139      $  288,894
   Other......................       4,183           26,569           1,953          32,705
                                ----------       ----------       ---------      ----------
      Total...................  $   42,990       $   60,517       $ 218,092      $  321,599
                                ==========       ==========       =========      ==========

     The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 2002 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                                      FIXED      ADJUSTABLE
                                                       RATE          RATE          TOTAL
                                                      ------     -----------       -----
                                                                (IN THOUSANDS)
          Real estate mortgage loans.............  $  111,845      $ 138,242     $ 250,087
          Other loans............................      27,216          1,306        28,522
                                                   ----------      ---------     ---------
            Total................................  $  139,061      $ 139,548     $ 278,609
                                                   ==========      =========     =========

     RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Bank currently offers fixed-rate, first and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The Bank's fixed-rate second mortgage loans provide for a maturity of up to 15 years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Bank makes a fixed-rate mortgage loan, it determines whether the loan will be held in portfolio or sold. Normally the Bank sells fixed rate loans and retains adjustable rate loans. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Fixed-rate mortgage loans in the amount of $110.8 million were originated for sale during 2002 and $113.0 million were sold at a gain of $1.4 million. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year and were $3.8 million at December 31, 2002.

     The Bank emphasizes the origination of adjustable-rate mortgages ("ARMs") for portfolio. The Bank currently offers several types of ARMs either as first-lien mortgage loans or as second-lien mortgage loans that are adjustable semi-annually, annually, or on three-year, five-year or seven-year intervals and indexed to the yields on comparable United States Treasury securities.

     The Bank limits the maximum loan-to-value ratio on one-to-four family residential first mortgages to 97% of the appraised value with the requirement that private mortgage insurance normally be obtained for loan-to-value ratios in excess of 80%. The Bank limits the loan-to-value ratio to 89.9% on second mortgages on one-to-four family dwellings.

     The Bank's residential lending activities also include loans secured by multi-family residential structures, which are structures consisting of over four separate dwelling units. This has not constituted a significant portion of the Bank's lending activities to date. Multi-family residential structures are generally income-producing properties. The Bank generally does not lend above 80% of the appraised values of multi-family residences on first mortgage loans.

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING. The Bank originates loans secured by existing commercial properties and construction loans on residential real estate. Churches, nursing homes, hotels/motels, and other income-producing properties secure the Bank's commercial real estate loans. The Bank's commercial real estate loans have increased significantly due to the establishment of the new Business Services Division during 1999. This operation makes direct commercial loans and purchases loan participations from other financial institutions. These participations in commercial real estate loans are reviewed and approved based upon the same credit standards as direct commercial loans at the Bank. Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. To minimize the risks involved in originating such loans, the Bank considers, among other things, the credit worthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property.

     The Bank originates and/or purchases construction loans on single-family residential properties in its primary market areas. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Bank's construction loans generally range in size between $100,000 and $500,000, and the Bank's commercial real estate loans range from $100,000 to $4,000,000. Substantially all of the commercial and construction loans originated and/or purchased by the Bank have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less.

     Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes since collateral value and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in its market area and by limiting the number of construction loans outstanding at any time to individual builders. In addition, most of the Bank's construction loans are made on homes that are pre-sold, for which permanent financing is already arranged.

     The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower's equity in the project; independent appraisal and review of cost estimates; pre-construction sale and leasing information; and cash flow projections of the borrower.

     CONSUMER LOANS. The consumer loans granted by the Bank have included loans on automobiles and other consumer goods, loans secured by savings accounts and secured and unsecured lines of credit.

     Management believes that the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining profitable spreads between average loan yields and costs of funds. Consumer loans do, however, pose additional risks of collection when compared to traditional types of loans granted by thrift institutions such as residential first mortgage loans. The Bank has sought to reduce this risk by primarily granting secured consumer loans.

     COMMERCIAL BUSINESS LENDING. Under applicable law, the Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The Bank does not, as a common practice, make unsecured commercial loans. The Bank began making and purchasing collateral secured commercial loans in 1998. The total lease and commercial portfolio at December 31, 2002 was $19.2 million.

     ORIGINATIONS, PURCHASES AND SALES. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $12.3 million of loans from brokers and other financial institutions through loan participations in 2002. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank's programs by advertising as well as direct solicitation.

     The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan's principal amount for performing this service. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2002, the Bank was servicing $177.4 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2002 was $1.2 million.

     Management believes that purchases of loans and loan participations are generally desirable, primarily when area mortgage demand is less than the supply of funds available for local mortgage origination or when loan terms are available in areas outside the Bank's local lending areas that are more favorable to its investment requirements. Additionally, purchases of loans may be made in order to diversify the Bank's lending portfolio. The

Bank's loan purchasing activities fluctuate significantly. The seller generally performs the servicing of purchased loans. In order to cover servicing costs, the service provider retains a portion of the interest being paid by the borrower. In addition to whole loan purchases, the Bank also purchases participation interests in loans. Both whole loans and participations are purchased on a yield basis.

     For additional information, see "Management's Discussion and Analysis -- Results of Operations" included in Item 7 of this Annual Report.

     LOAN UNDERWRITING. During the loan approval process, the Bank assesses both the borrower's ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application that is submitted to a salaried loan officer. As part of the loan application process, the Bank obtains information concerning the income, financial condition, employment, and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property that is offered to secure the loan.

     The Bank's loan officers and/or loan committee analyze the loan application and the property to be used as collateral and subsequently approve or deny the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. A committee consisting of certain members of senior management must approve residential loans exceeding $500,000, and commercial loans between $350,000 and $1,000,000. The Board of Directors approves all loans in excess of $1,000,000. In connection with the origination of single-family, residential adjustable rate loans, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

     LOAN COMMITMENTS. Conventional loan commitments by the Bank are generally granted for periods of up to 60 days. The total amount of the Bank's aggregate outstanding commitments to originate real estate loans at December 31, 2002, was approximately $7.4 million of residential mortgage commitments and approximately $1.0 million of commercial commitments. It has been the Bank's experience that few commitments expire un-funded.

     LOAN FEE AND SERVICING INCOME. In addition to interest earned on loans, the Bank receives income through servicing of loans and fees in connection with loan originations, loan modifications, late payments, and changes of property ownership and for miscellaneous services related to the loan. Income from these activities is volatile and varies from period to period with the volume and type of loans made.

     When possible, the Bank charges loan origination fees on commercial loans that are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan. These fees generally range from none to 1.00 point (one point being equivalent to 1% of the principal amount of the loan). In accordance with Statement of Financial Accounting Standard No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

     For additional information, see Note 4 to the "Consolidated Financial Statements" included under Item 8 of this Annual Report.

     DELINQUENCIES. When a borrower defaults upon a required payment on a loan, the Bank contacts the borrower and attempts to induce the borrower to cure the default. A late payment notice is mailed to the borrower and a telephone contact is made after a payment is 15 days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank's normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing foreclosure action.

     NON-PERFORMING ASSETS AND ASSET CLASSIFICATION. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless it is adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are applied to the outstanding principal balance.

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Any subsequent deterioration of the property is charged off directly to income, reducing the value of the asset.

     The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated.

                                                                            AT DECEMBER 31,
                                                      --------------------------------------------------------
                                                        2002        2001        2000       1999         1998
                                                      --------    --------    --------    --------     -------
                                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Real Estate:
     Residential....................................  $  3,281    $    818    $    720    $    703     $   684
     Commercial.....................................     2,269       1,348          36         226          15
     Construction...................................        --          --          --          --          --
  Commercial........................................    12,500          --           8          11          --
  Consumer..........................................       257          12          37         231          46
                                                      --------    --------    --------    --------     -------
    Total...........................................    18,307       2,178         801       1,171         745
                                                      --------    --------    --------    --------     -------
Accruing loans contractually past due 90
  days or more:
  Real Estate:
     Residential....................................       103         268         576          16          37
     Commercial.....................................        28          --          --          --          --
     Construction...................................        --          --         158          --          --
  Commercial........................................        --          --          --          --          --
  Consumer..........................................         4         127          13           9           3
                                                      --------    --------    --------    --------     -------
    Total...........................................       135         395         747          25          40
                                                      --------    --------    --------    --------     -------

    Total of non-accrual and
       90 days past due loans.......................  $ 18,442    $  2,573    $  1,548    $  1,196     $   785
                                                      ========    ========    ========    ========     =======
Percentage of total loans (excluding
    mortgage-backed securities).....................      5.89%       0.74%       0.39%       0.37%       0.30%
                                                      ========    ========    ========    ========     =======
Other non-performing assets (1).....................  $    525    $    606    $    125    $     --    $     96
                                                      ========    ========    ========    ========     =======

____________
(1)  Other   non-performing   assets   represents   property   acquired  through
     foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

     The increase of $16.1 million in non-accrual loans during 2002 is primarily due to participations in two pools of lease receivables for $10.9 million in loans to a builder/development group and its related parties totaling $3.6 million.

     The lease pools are in litigation. For more information please see "Item 3 -- Legal Proceedings"

     As noted above, the Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. There appears to be a considerable number of fraudulent transactions involved and there are multiple lien issues on a number of the properties. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and we are negotiating with the borrower and its related parties and their counsel for resolution of the remaining properties. The total outstanding balance of the various loans totaled $3.6 million as of December 31, 2002.

     During 2002, the Bank would have recorded gross interest income of $1.5 million on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Bank recorded interest income of $241,000 on those loans for the year.

     For additional information regarding the Bank's problem assets and loss provisions recorded thereon, see "Management's Discussion and Analysis" in Item 7 of this Annual Report.

RESERVES FOR LOSSES ON LOANS AND REAL ESTATE

     In making loans, management recognizes the fact that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

     It is management's policy to maintain reserves for estimated losses on loans. The Bank's personnel provide general loan loss reserves based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2002, the Bank's allowance for loan losses amounted to $8.7 million.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

     The following table sets forth an analysis of the Company's aggregate allowance for loan losses for the periods indicated.

                                                                      YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                        2002        2001        2000       1999         1998
                                                      --------    --------    --------    --------    --------
                                                                       (DOLLARS IN THOUSANDS)
Balance at Beginning of Period.....................   $  1,730    $  1,489    $  1,534    $  1,284    $  1,163
                                                      --------    --------    --------    --------    --------
Charge-Offs:
  Real Estate:
    Residential....................................        202          29          30          --          12
    Commercial.....................................         --          --         206          --          --
    Construction...................................         24          --          --          --          --
  Commercial business..............................         --          --         252          --          --
  Consumer.........................................        162         117          --          98         153
                                                      --------    --------    --------    --------    --------
                                                           388         146         488          98         165
                                                      --------    --------    --------    --------    --------

Recoveries:
  Real Estate:
    Residential....................................         --          12          --          --          --
    Commercial.....................................         --          --          --          --          --
    Construction...................................         --          --          --          --          --
  Commercial business..............................         --          --           3           4          --
  Consumer.........................................         24          15          23          16          27
                                                      --------    --------    --------    --------    --------
                                                            24          27          26          20          27
                                                      --------    --------    --------    --------    --------

Net Charge-Offs....................................       (364)       (119)       (462)        (78)       (138)
Increase from Acquisition..........................         --          --          --          --         100
Provision for Loan Losses..........................      7,300         360         417         328         159
                                                      --------    --------    --------    --------    --------


Balance at End of Period............................  $  8,666    $  1,730    $  1,489    $  1,534    $  1,284
                                                      ========    ========    ========    ========    ========
Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period..............       0.11%       0.03%       0.12%       0.03%       0.05%
                                                      ========    ========    ========    ========    ========
Ratio of Ending Allowance for
  Loan Losses to Ending Loans......................       2.77%       0.49%       0.37%       0.47%       0.49%
                                                      ========    ========    ========    ========    ========

     The provision for loan losses in 2002 increased to $7.3 million from $360,000 from the prior year. This increase is primarily due to the non-accrual loans in the table under the heading "Non-Performing Assets and Asset Classification" earlier in this section. The lease pools had 50% reserves for $5.5 million due to an expected lengthy litigation process (see Item 3 -- "Legal Proceedings"). Due to the uncertainty of the outcome of the legal proceedings, management estimates that at December 31, 2002 the potential loss could be up to $10.9 million. Based on information available at December 31, 2002, a $5.5 million reserve was considered appropriate. The loans to the builder/developer group, and its related parties had 25% reserves for $895,000. The remaining reserves were necessary to reflect management's view on the risk in the loan portfolio due to the change in the portfolio mix. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans --Credit Quality".

     Net charge-offs for the year ended December 31, 2002 increased from 2001. Mortgage, construction, and consumer loan charge-offs increased $173,000, $24,000 and $45,000 respectively from 2001. Net charge-offs for the year ended December 31, 2001 decreased principally because there were no large charge-offs of commercial mortgage or consumer loans as in 2000. During fiscal year 2000, the Bank charged-off $172,000 on a loan which was acquired in the acquisition of Cardinal State Bank in 1998 and which had been fully reserved for in 1999.

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

                                                                           AT DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                          2002                2001                       2000
                                            -------------------------   ----------------------   -------------------------
                                                         PERCENT OF                PERCENT OF                 PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH              LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO                CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS   AMOUNT       TOTAL LOANS
                                            ------      -------------   ------    -------------  ------      -------------
                                                                         (DOLLARS IN THOUSANDS)
Loans:
  Real Estate Mortgage:
    Commercial............................  $   1,414        28%       $     617      17%        $      76        9%
    Residential...........................        772        49              417      58               635       71
    Construction..........................        539        13               90      12                93       10
  Commercial..............................      5,618         6              185       5                 8        2
  Consumer................................        323         4              421       8               677        8
                                            ---------       ---        ---------     ---         ---------      ---
    Total Allowance for Loan Losses.......  $   8,666       100%       $   1,730     100%        $   1,489      100%
                                            =========       ===        =========     ===         =========      ===
                                                              AT DECEMBER 31,
                                           ----------------------------------------------------
                                                   1999                      1998
                                           --------------------------   -----------------------
                                                         PERCENT OF                PERCENT OF
                                                        LOANS IN EACH             LOANS IN EACH
                                                         CATEGORY TO               CATEGORY TO
                                            AMOUNT       TOTAL LOANS    AMOUNT     TOTAL LOANS
                                            ------      -------------   ------    -------------
                                                          (DOLLARS IN THOUSANDS)
Loans:
  Real Estate Mortgage:
    Commercial............................  $      58         7%       $      31       6%
    Residential...........................        649        73              429      75
    Construction..........................        112        12               47       8
  Commercial..............................         11        --               15      --
  Consumer................................        704         8              762      11
                                            ---------       ---        ---------     ---
    Total Allowance for Loan Losses.......  $   1,534       100%       $   1,284     100%
                                            =========       ===        =========     ===

INVESTMENT ACTIVITIES

     Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Company (after interest on loans), constituting 18.3% of the Company's total interest income (and dividends) for fiscal 2002. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

     As an Indiana savings bank, the Bank is authorized to invest without limitation in direct or indirect obligations of the United States, direct obligations of a United States territory, an insular possession and direct obligations of the state or a municipal corporation or taxing district in Indiana. The Bank is also permitted to invest in bonds or other securities of a national mortgage association and the stock and obligations of a Federal Home Loan Bank. Indiana savings banks may also invest in collateralized mortgage obligations to the same extent as national banks. An Indiana savings bank may also purchase for its own account other investment securities under such limits as the Department of Financial Institutions prescribes by rule provided that the savings bank may not invest more than 10% of its equity capital in the investment securities of any one issuer. Any Indiana savings bank may not invest in speculative bonds, notes or other indebtedness which are defined as securities and which are rated below the first four rating categories by a generally recognized rating service or are in default. An Indiana savings bank may purchase an unrated security if it obtains financial information adequate to document the investment quality of the security.

     The Company's investment portfolio consists primarily of obligations issued by federal agencies such as FNMA, FHLB and the FFCB System, mortgage-backed securities issued by GNMA, FNMA and FHLMC. The Company has also invested in trust-preferred securities, mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2002, the Company did not have investments in the securities of any single non-governmental issuer which exceeded 10% of shareholders' equity. At December 31, 2002, the Company had one investment which exceeded 10% of equity: a security issued by Shay Financial Services, Inc. with a book value of $20.48 million and a market value of $20.53 million as of that date. During the first quarter of 2003, the Company liquidated this investment.

     During 2001, the Company substantially increased its portfolio of mortgage-backed securities and collateralized mortgage obligations to offset declines in the loan portfolio due to refinancings and calls of federal agencies securities attributable in both cases to the radically declining interest rate environment. As interest rates stabilized at the end of 2001, the estimated lives of these securities increased significantly, exposing the Bank to unacceptable levels of interest rate risk. The Company accordingly reclassified these securities, effective December 31, 2001, from held-to-maturity to available-for-sale and marked them to fair value, recording an accumulated other comprehensive loss of $696,000. The Company disposed of these mortgage-backed securities and collateralized mortgage obligation portfolios in the first quarter of 2002 at an estimated after-tax loss of $1.9 million. All investments, as of December 31, 2002, was classified as available-for-sale.

     The following table sets forth the carrying value of the Company's investments in federal agency obligations and mortgage-backed securities, collaterized mortgage obligations and other investments at the dates indicated.

                                                                    AT DECEMBER 31,
                                                     --------------------------------------------
                                                       2002              2001             2000
                                                     ---------         ---------        ---------
                                                                   (IN THOUSANDS)
         Federal agencies..........................  $   8,227         $  28,696        $  87,901
         Mortgage-backed securities and
            collateral mortgage obligations........     27,824           110,393           11,806
         Interest-bearing deposits (1).............     38,215             4,283            4,422
         FHLB stock................................      6,759             7,365            7,265
         Mutual fund...............................     20,538                --               --
         Other investments.........................      1,566             1,540               --
                                                     ---------         ---------        ---------
             Total investments.....................  $ 103,129         $ 152,277        $ 111,394
                                                     =========         =========        =========

     _____________
     (1)  Consist  of   overnight   deposits   and   short-term   non-negotiable
          certificates of deposit.

     The following table sets forth information regarding maturity distribution and average yields for the Company's investment securities portfolio at December 31, 2002. The Company's federal agencies investment portfolio consists of obligations issued by FNMA, FHLB, and the FFCB System. Other investments consists of trust preferred securities and mutual funds.

                            WITHIN 1 YEAR       1-5 YEARS        5-10 YEARS       OVER 10 YEARS        TOTAL
                            --------------   --------------    --------------    ---------------   ---------------
                            AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT    YIELD   AMOUNT    YIELD
                            ------   -----   ------   -----    ------   -----    ------    -----   ------    -----

 Federal agencies........  $ 4,090   4.6%    $ 4,137   3.8%    $   --    --%     $   --      --%   $ 8,227    4.2%
 Mutual fund.............  $20,538   2.6%    $    --   -- %    $   --    --%     $   --      --%   $20,538    2.6%
 Other Investments.......  $    --   -- %    $    --   -- %    $   --    --%     $1,566     8.9%   $ 1,566    8.9%

     The   Company's   mortgage-backed   securities   include  both  fixed-  and
adjustable-rate securities. At December 31, 2002, the Company's mortgage-backed securities consisted of the following:

                                                        CARRYING    AVERAGE
                                                         AMOUNT       RATE
                                                        --------    --------
                                                       (DOLLARS IN THOUSANDS)
        Variable rate:
           Repricing in one year or less.............. $ 3,717        5.57%
        Fixed-rate:
           Maturing in five years or less.............      12        8.06
           Maturing in five to ten years..............   3,901        5.86
           Maturing in more than ten years............  20,194        5.59
                                                       -------        ----
                Total................................. $27,824        5.62%
                                                       =======        ====

SOURCES OF FUNDS

     GENERAL. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

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

     As of December 31, 2002, approximately 33.4%, or $134 million, of the Bank's aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

     Interest earned on passbook and statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for the Bank. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. Management establishes the interest rate on these accounts.

     The Bank also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well.

     The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

                                                             INCREASE                         INCREASE
                                            BALANCE AT      (DECREASE)       BALANCE AT       (DECREASE)       BALANCE AT
                                           DECEMBER 31,     FROM PRIOR      DECEMBER 31,      FROM PRIOR     DECEMBER 31,
                                              2002             YEAR             2001            YEAR              2000
                                       ------------------   ---------    -----------------    ---------     ---------------
                                                                                      (DOLLARS IN THOUSANDS)
Savings deposits....................   $   33,990    8.45%  $   1,343    $ 32,647     7.92%   $  (2,040)  $  34,687    9.44%
NOW accounts........................       39,344    9.78      (1,297)     40,641     9.85        2,948      37,693   10.25
Money market deposit accounts.......       61,127   15.20      13,441      47,686    11.56        9,401      38,285   10.41
Certificate accounts:
  Certificates $100,000 and more....       45,510   11.32     (14,853)     60,363    14.64       17,324      43,039   11.71
  Fixed-rate certificates:
     12 months or less..............      183,885   45.72     122,347      61,538    14.92        6,200      55,338   15.05
     13-24 months...................       15,327    3.81     (81,706)     97,033    23.53        8,949      88,084   23.96
     25-36 months...................       10,251    2.55       2,466       7,785     1.89       (6,974)     14,759    4.02
     37 months or greater...........       10,247    2.55     (51,935)     62,182    15.08        9,408      52,774   14.36
  Variable-rate certificate:
     18 months......................        2,506    0.62         (32)      2,538     0.61         (398)      2,936    0.80
                                       ----------  ------   ---------    --------   ------    ---------   ---------  ------
                                       $  402,187  100.00%  $ (10,226)   $412,413   100.00%   $  44,818   $ 367,595  100.00%
                                       ==========  ======   =========    ========   ======    =========   =========  ======

     The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products as options to the customer. They include non-interest-bearing and interest-bearing NOW accounts, savings accounts, Money Market Deposit Accounts ("MMDA") and Certificates of Deposit ranging in terms from three months to seven years. During the past year, MMDAs increased, which may be due favorable rates and funds leaving the stock markets.

     The following table sets forth the Company's average aggregate balances and interest rates. Average balances in 2002 are calculated from actual daily balances. Average balances for 2001 and 2000 are derived from balances which management does not believe are materially different from daily balances (actual daily balances could not be obtained without undue effort and expense).

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2002                    2001                     2000
                                 --------------------       -------------------       -------------------
                                              AVERAGE                   AVERAGE                   AVERAGE
                                  AVERAGE       RATE        AVERAGE       RATE        AVERAGE       RATE
                                  BALANCE       PAID        BALANCE       PAID        BALANCE       PAID
                                  -------     -------       -------     -------       -------     -------
                                                            (DOLLARS IN THOUSANDS)
Interest-bearing demand
   deposits....................  $   78,490     2.01%       $   60,791    2.93%      $   58,598    3.49%
Savings deposits...............      34,003     1.16            33,321    1.68           36,584    2.01
Time deposits..................     284,259     4.48           276,924    5.89          250,343    5.82
                                 ----------     ----         ----------   ----       ----------    ----
     Total interest bearing
        deposits...............     396,752     3.71%          371,036    5.03%         345,525    5.02%
Non-interest-bearing demand                     ====                      ====                     ====
   and savings deposits........      19,448                     16,494                   16,269
                                 ----------                 ----------               ----------
     Total deposits............  $  416,200                 $  387,530               $  361,794
                                 ==========                 ==========               ==========

     The following table sets forth the aggregate time deposits in the Company classified by rates as of the dates indicated.

                                                                  AT DECEMBER 31,
                                                    ---------------------------------------------
                                                      2002              2001             2000
                                                    ----------         ---------        ---------
                                                                   (IN THOUSANDS)
         Less than 4%..............................  $ 154,387         $  63,358        $     478
         4% -  5.99%...............................     52,643           109,842           84,009
         6% -  7.99%...............................     60,696           118,224          172,429
         8% -  9.99%...............................         --                15               14
                                                     ---------         ---------        ---------
                                                     $ 267,726         $ 291,439        $ 256,930
                                                     =========         =========        =========

     The following table sets forth the amount and maturities of the Company's time deposits at December 31, 2002.

                                                                AMOUNT DUE
                                  -------------------------------------------------------------------------
                                  LESS THAN                                       MORE THAN
      RATE                        ONE YEAR        1-2 YEARS      2-3 YEARS          3 YEARS          TOTAL
      ----                        ---------       ---------      ---------        ----------         -----
                                                               (IN THOUSANDS)
Less than 4%....................  $ 125,835       $   19,766     $    4,110      $    4,676       $  154,387
4% - 5.99%......................     11,853            8,764         13,596          18,430           52,643
6% - 7.99%......................     54,915            1,188          4,493             100           60,696
8% - 9.99%......................         --               --             --              --               --
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 192,603       $   29,718     $   22,199      $   23,206       $  267,726
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of the Company's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 2002.

                                                                                      SAVINGS, NOW
                                                            CERTIFICATES                AND MMDA
                      MATURITY PERIOD                        OF DEPOSIT                  DEPOSITS
                      ---------------                       -------------             -------------
                                                                         (IN THOUSANDS)
             Three months or less.........................   $   6,837                 $   32,563
             Over three through six months................      13,766                         --
             Over six through twelve months...............      11,948                         --
             Over twelve months...........................      12,959                         --
                                                             ---------                 ----------
                    Total.................................   $  45,510                 $   32,563
                                                             =========                 ==========

     BORROWINGS. Deposits are the primary sources of funds for the Bank's lending and investment activities and for its general business purposes. The Bank also uses advances (borrowings) from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank's FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2002, the Bank had $5.6 million of FHLB advances outstanding.

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

     The Company had notes payable in the total amount of $840,000 at December 31, 2002. Included in this amount was a note payable to a third party financial institution with a current balance of $750,000 and bearing interest at 4.25% at December 31, 2002, the proceeds of which were used to finance stock repurchases during 1999. The remainder of notes payable with balances of $90,000, $180,000 and $271,000 at December 31, 2002, 2001 and 2000, respectively, are 6.0% notes payable to former stockholders of Cardinal State Bank.

     The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

                                                   AT OR FOR THE YEAR
                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2002        2001        2000
                                               ----        ----        ----
                                                    (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period:
     FHLB advances .......................   $  5,592    $ 87,653    $138,751

Weighted average rate paid on:
     FHLB advances .......................       6.83%       5.51%       6.54%

Maximum amount of borrowings outstanding
   at any month end:
     FHLB advances .......................   $ 75,105    $128,497    $138,751

Approximate average amounts outstanding:
     FHLB advances .......................   $ 43,813    $ 84,080    $106,657

Approximate weighted average rate paid on:
     FHLB advances .......................       6.39%       6.50%       6.73%

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances in 2002 are calculated from actual daily balances. Average balances for 2001 and 2000 are derived from balances which management does not believe are materially different from daily balances (actual daily balances could not be obtained without undue effort and expense).

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------------------
                                                2002                             2001
                                   ------------------------------    -----------------------------
                                                          AVERAGE                          AVERAGE
                                    AVERAGE                YIELD/    AVERAGE                YIELD/
                                    BALANCE    INTEREST    COST      BALANCE    INTEREST     COST
                                    -------    --------   -------    -------    --------   -------
                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loan portfolio (1)..............   $342,240   $24,473      7.15%    $ 376,157  $30,005     7.98%
 Mortgage-backed securities......     56,644     3,196      5.64        31,768    2,225     7.00
 Short-term investments and
  other interest-earning
  assets (2).....................     74,610     2,304      3.09        74,186    4,940     6.66
                                    --------   -------    ------     ---------  -------   ------
    Total interest-earning
      assets.....................    473,494    29,973      6.33       482,111   37,170     7.71
Noninterest-earning assets.......     40,566                            42,722
                                    --------                         ---------
    Total assets.................   $514,060                         $ 524,833
                                    ========                         =========

Interest-bearing liabilities:
  Deposits.......................   $396,752   $14,712      3.71     $ 371,036   18,663     5.03%
  FHLB advances..................     43,813     2,798      6.39        84,080    5,466     6.50
  Notes payable..................        841        31      3.69         1,562      114     7.30
                                    --------   -------    ------     ---------  -------   ------
    Total interest-bearing
      liabilities................    441,406    17,541      3.97       456,678   24,243     5.31
Noninterest-bearing liabilities..     30,621   -------    ------        25,549   -------  ------
                                    --------                         ---------
    Total liabilities............    472,027                           482,227
Shareholders' equity.............     42,033                            42,606
                                    --------                         ---------
    Total liabilities and
      shareholders' equity.......   $514,060                         $ 524,833
                                    ========                         =========
Net interest income..............              $12,432                          $12,927
                                               =======                          =======
Interest rate spread.............                           2.36%                           2.40%
                                                          ======                          ======
Net yield on interest-earning
  assets.........................                           2.63%                           2.68%
                                                          ======                          ======
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities.............                        107.27%                         105.57%
                                                          ======                          ======
                                       FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------
                                                   2000
                                       ---------------------------
                                                           AVERAGE
                                       AVERAGE              YIELD/
                                       BALANCE   INTEREST   COST
                                       -------   --------  -------
                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loan portfolio (1)..............      $371,349  $ 29,663    7.99%
 Mortgage-backed securities......        13,016       910    6.99
 Short-term investments and
  other interest-earning
  assets (2).....................        98,410     6,750    6.86
                                       --------  --------   -----
    Total interest-earning
      assets.....................       482,775    37,323    7.73
Noninterest-earning assets.......        40,518
                                      ---------
    Total assets.................     $ 523,293
                                      =========

Interest-bearing liabilities:
  Deposits.......................      $345,525    17,337    5.02
  FHLB advances..................       106,657     7,187    6.74
  Notes payable..................         2,456       204    8.31
                                       --------  --------   -----
    Total interest-bearing
      liabilities................       454,638    24,728    5.44
Noninterest-bearing liabilities..        27,615  --------   -----
                                       --------
    Total liabilities............       482,253
Shareholders' equity.............        41,040
                                       --------
    Total liabilities and
      shareholders' equity.......      $523,293
                                       ========
Net interest income..............                $ 12,595
                                                 ========
Interest rate spread.............                            2.29%
                                                           ======
Net yield on interest-earning
  assets.........................                            2.61%
                                                           ======
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities.............                         106.19%
                                                           ======

_________
(1) Excludes income earned on late charges and inspection fees. Average balances include non-accrual loans.
(2)  Includes   interest-bearing   deposits  in  other  financial  institutions,
     investment securities and FHLB stock.

TRUST ACTIVITIES

     During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services division. Trust services consist of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRA's (discretionary and directed) and estates (personal representative). These accounts are offered to customers within the Bank's service areas in Indiana and Ohio. Trust account balances of $75,000 and more can profitably be managed by the Bank. At December 31, 2002, the Bank had $14.6 million in trust assets under management.

SUBSIDIARY ACTIVITIES

     The Bank has two direct wholly-owned subsidiaries, Ameriana Insurance Agency ("AIA") and Ameriana Financial Services, Inc. ("AFS"). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit, related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger.

     At December 31, 2002, the Bank's investments in its subsidiaries were approximately $4.3 million, consisting of direct equity investments.

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

     The Bank has offices in Henry, Hancock, Hendricks, Shelby and Madison Counties in Indiana and in Hamilton County, Ohio. In addition to the financial institutions, which have offices in these counties, the Bank competes with several commercial banks and savings institutions in surrounding counties, many of which have assets, which are substantially larger than the Bank.

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

     ACQUISITIONS. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations.
Notwithstanding   the

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which mandated a variety of reforms intended to address corporate and accounting fraud. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit SEC-reporting companies and will be funded by fees from all SEC reporting companies. The Act imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change.

     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC reporting companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

     At December 31, 2002, the Bank's ratio of Tier 1 capital to total assets was 7.96%, its ratio of Tier 1 capital to risk-weighted assets was 12.61% and its ratio of total risk-based capital to risk-weighted assets was 13.89%.

     During the second quarter of 2002, the Bank entered into a memorandum of understanding ("MOU") with the FDIC and the Indiana Department of Financial Institutions ("DFI"). Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank's profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in the most recent examination report by the FDIC and DFI. While the MOU is in effect, the Bank must maintain Tier 1 capital at or above 7% of assets.

     The Company's Board of Directors have adopted resolutions providing that the Company will not cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter, that the Company will not incur additional debt without prior Federal Reserve approval, and that the Company will not purchase any treasury stock. The resolutions remain in effect until the MOU is lifted.

     The Company believes that the Company and the Bank have taken all actions specified in the MOU and Board resolutions within the timeframes specified. The Company does not believe the MOU or Board resolutions will materially affect the operations of the Company or the Bank. A failure to comply with either the MOU or resolutions could lead to the initiation of formal enforcement action by the FDIC, DFI and the Federal Reserve.

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

     Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. For additional information about dividend limitations see Note 11 in the Consolidated Financial Statements.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At December 31, 2002, the Bank is considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.

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

___________
*  3.0% if institution has a composite 1 CAMELS rating.

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

     UNIFORM LENDING STANDARDS. As required by FDICIA, the federal banking agencies have adopted regulations that require banks to adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Real Estate Lending Guidelines") that have been adopted by the banking agencies. The Real Estate Lending Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that should not exceed supervisory loan-to-value limits for the various types of real estate loans. The Real Estate Lending Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The Bank does not believe that the Real Estate Lending Guidelines will materially affect its lending activities.

     RESERVE REQUIREMENTS. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts up to $42.1 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2002, the Bank met applicable Federal Reserve Board reserve requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board ("FHFB"). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding, whichever is greater. As of December 31, 2002, the Bank held stock in the FHLB of Indianapolis in the amount $5.8 million was in compliance with the above requirement.

     The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

     The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2002, the Bank held stock in the FHLB of Cincinnati in the amount of $939,000 and was in compliance with requirements of membership.

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

     LENDING LIMITS. Indiana savings banks are not subject to percentage of asset or capital limits on their commercial, consumer and non-residential mortgage lending, and accordingly, have more flexibility in structuring their portfolios than federally chartered savings banks. However, the Bank is required to maintain at least 60% of its assets in investments that would qualify it as a domestic building and loan association under the Internal Revenue Code. At December 31, 2002, the Bank was in compliance with this requirement.

     OTHER ACTIVITIES. The Bank is authorized to engage in a variety of agency and fiduciary activities including acting as executors of an estate, transfer agent and in other fiduciary capacities. On approval from the Indiana Department of Financial Institutions, the Bank would be permitted to exercise any right granted to national banks.

FEDERAL AND STATE TAXATION

     FEDERAL TAXATION. The Company and its subsidiaries file a consolidated federal income tax return on a calendar year end. Saving Banks are subject to the provisions of the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations. However, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally were loans secured by interests in certain real property, and nonqualifying loans, which were all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience. For tax years beginning before January 1, 1996, the amount of the bad debt reserve deduction with respect to qualifying real property loans was based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). The Bank historically used whichever method resulted in the highest bad debt reserve deduction in any given year.

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

     The Company's federal income tax returns have not been audited in recent years.

     STATE TAXATION. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as the Bank. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of adjusted taxable income.

     The Company's state income tax returns have not been audited in recent years.

EMPLOYEES

     As of December 31, 2002, the Company and subsidiaries had approximately 185 full-time and 14 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

EXECUTIVE OFFICERS

                                    AGE AT
NAME                          DECEMBER 31, 2002      PRINCIPAL POSITION
----                          -----------------      ------------------
Harry J. Bailey                      60              President and Chief Executive Officer of the Bank and the
                                                     Company

Timothy G. Clark                     52              Executive Vice President and Chief Operating Officer of
                                                     the Bank and the Company

Bradley L. Smith                     42              Senior Vice President - Treasurer and Chief Financial Officer
                                                     of the Bank and the Company effective April 2002.

Nancy A. Rogers                      60              Senior Vice President - Marketing Services of
                                                     the Bank and Secretary of the Bank and the Company

Ted R. Girton                        41              Senior Vice President - Credit Administration effective June 2002

Grover F. Archer                     62              Senior Vice President - Retail Banking of the Bank

Deborah A. Bell                      50              Senior Vice President - Information Technology of the Bank

Ronald M. Holloway                   53              Senior Vice President - Lending Services of the Bank

Jan F. Wright                        59              Senior Vice President - Business Services of the Bank


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

     BRADLEY L. SMITH, a certified public accountant, joined the Bank as a Senior Vice President-Treasurer and Chief Financial Officer of the Bank and Company on April 10, 2002. Prior to joining the Bank, he was the Executive Vice President of Finance Center Federal Credit Union in Indianapolis where he had been employed since 1992.

     NANCY A. ROGERS was elected as Senior Vice President - Marketing Services in March 1995 and was also appointed Secretary of the Company and the Bank in 1998. She has been employed at the Bank since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

     TED R. GIRTON was elected as Senior Vice President - Credit Administration of the Bank in June 2002. Prior to joining the Bank, he was Vice President and Head of Credit Administration for the Commercial Lending Unit at Union Federal Bank in Indianapolis.

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

ITEM 2. PROPERTIES
------------------

     The following table sets forth the location of the Company's office facilities at December 31, 2002 and certain other information relating to these properties at that date.

                                    YEAR           TOTAL              NET          OWNED/            SQUARE
                                  ACQUIRED      INVESTMENT        BOOK VALUE       LEASED             FEET
                                  --------      ----------        ----------       ------            ------
                                               (DOLLAR AMOUNTS IN THOUSANDS)
  MAIN OFFICE:
  2118 Bundy Avenue
  New Castle, Indiana..........     1958         $   1,658       $      459         Owned             20,500

  BRANCH OFFICES:
  1311 Broad Street
  New Castle, Indiana..........     1890             1,103              320         Owned             18,000

  956 North Beechwood Street
  Middletown, Indiana..........     1971               322               72         Owned              5,500

  22 North Jefferson
  Knightstown, Indiana.........     1979               400              173         Owned              3,400

  1810 North State Street
  Greenfield, Indiana..........     1995             1,200              997         Owned              5,800

  99 Dan Jones Road
  Avon, Indiana................     1995             1,558            1,353         Owned             12,600

  1754 East 53rd Street
  Anderson, Indiana............     1993               734              671         Owned              4,900

  488 W. Main Street
  Morristown, Indiana..........     1998               353              313         Owned              2,600

  7435 W. U.S. 52
  New Palestine, Indiana.......     1999               944              858         Owned              3,300

  7200 Blue Ash Road
  Cincinnati, Ohio.............     1992               921              464         Owned              9,100

  2894 W. U.S. 22 & 3
  Maineville, Ohio.............     1998                84               54        Leased              1,300

  AMERIANA INSURANCE
  AGENCY, INC. AND TRUST
  DEPARTMENT OF THE BANK
  1908 Bundy Avenue
  New Castle, Indiana..........     1999               373              350         Owned              5,000
                                                 ---------       ----------
        Total..................                  $   9,650       $    6,084
                                                 =========       ==========

     The Bank uses on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 2002, the total net book value of the Company's offices and equipment (including leasehold improvements) was $ 7.9 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company's principal subsidiary, the Bank is involved in a variety of litigation relating to its interests in two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment leasing company which is now in bankruptcy.

     In June and September 2001, the Bank purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool is supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Service Center, a company which has now filed bankruptcy.

     When the lease pools went into default, notice was given to each insurer. One them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center
(CMC), the company which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection.

     Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. A status conference is scheduled for April 28, 2003. The cases are in the early stages of discovery.

     The Bank has also been named as a defendant in a suit filed by a group of lessees in California state court against CMC, CSC, the banks that invested in the CMC pools and the insurers that issued the surety bonds on the CMC pools. The California suit alleges that the leases are usurious and un-collectable under California law. None of the plaintiffs in the California suit is a lessee in either of the lease pools purchased by the Bank.

     The Company believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools is $10,900,000. It is highly unlikely that the litigation will be resolved in 2003.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National MarketSM under the symbol "ASBI." As of March 18, 2003, the Company had 3,147,463 shares of Common Stock outstanding and had 640 stockholders of record and approximately 1,450 beneficial owners holding shares in nominee or "street" name. The Company began paying quarterly dividends during the fourth quarter of fiscal year 1987. The Company's ability to pay dividends is dependent on dividends received from the Bank. See Note 12 to the "Consolidated Financial Statements" included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National MarketSM and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years.

                                        2002                                     2001
                           -----------------------------------       -------------------------------------
                                                     DIVIDENDS                                   DIVIDENDS
QUARTER ENDED:             HIGH     LOW     CLOSE    DECLARED        HIGH    LOW      CLOSE      DECLARED
-------------              ----     ---     -----    --------        ----    ---      -----      ---------
March 31                   $16.00   $13.50  $14.94     $0.16         $13.00  $10.31   $11.06       $0.15
June 30                     15.10    13.85   14.54      0.16          14.01   10.35    13.49        0.15
September 30                14.20    12.10   13.25      0.16          13.75   12.00    12.75        0.15
December 31                 13.25    10.71   11.48      0.16          13.80   11.75    13.40        0.16

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

---------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)
                                                                                     at December 31,
---------------------------------------------------------------------------------------------------------------
Summary of Financial Condition                      2002        2001         2000             1999       1998
---------------------------------------------------------------------------------------------------------------
   Cash                                         $    7,481  $   7,518    $    14,609  $    14,637  $     7,545
   Investment securities                            58,155    140,629         99,707      102,705       71,798
   Loans net of allowances for loan losses         304,586    350,383        397,662      325,959      261,813
   Interest-bearing deposits, and stock
      in Federal Home Loan Bank                     44,974     11,648         11,687       11,136       45,081
   Other assets                                     41,611     41,896         33,623       31,912       19,481
---------------------------------------------------------------------------------------------------------------
   Total assets                                 $  456,807  $ 552,074    $   557,288  $   486,349  $   405,718
---------------------------------------------------------------------------------------------------------------

   Deposits noninterest-bearing                 $   19,124  $  24,257    $    12,927  $    16,308  $    14,633
   Deposits interest-bearing                       383,063    388,156        354,668      339,451      319,356
   Borrowings                                        6,432     88,583        141,172       82,872       17,551
   Other liabilities                                 9,148      8,183          6,810        7,689        8,829
---------------------------------------------------------------------------------------------------------------
   Total liabilities                               417,767    509,179        515,577      446,320      360,369
   Shareholders' equity                             39,040     42,895         41,711       40,029       45,349
---------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity   $  456,807  $ 552,074    $   557,288   $  486,349  $   405,718
===============================================================================================================

                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
Summary of Earnings                                 2002        2001         2000            1999        1998
---------------------------------------------------------------------------------------------------------------
   Interest income                              $   29,973  $  37,170    $    37,323    $  29,083    $  28,301
   Interest expense                                 17,541     24,243         24,728       16,749       15,993
   Net interest income                              12,432     12,927         12,595       12,334       12,308
   Provision for loan losses                         7,300        360            417          328          159
   Other income                                      2,738      3,857          3,368        3,302        3,429
   Other expense                                    13,464     11,159         10,820       10,509        9,655
---------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes                       (5,594)     5,265          4,726        4,799        5,923
   Income taxes                                     (2,519)     1,465          1,164        1,467        2,085
---------------------------------------------------------------------------------------------------------------
   Net income(loss)                             $   (3,075) $   3,800    $     3,562    $   3,332    $   3,838
---------------------------------------------------------------------------------------------------------------
   Basic earnings (loss)per share (1)           $   (0.98)  $    1.21    $      1.13    $    0.98    $    1.08
   Diluted earnings (loss)per share (1)         $   (0.98)  $    1.21    $      1.13    $    0.98    $    1.06
---------------------------------------------------------------------------------------------------------------
   Dividends declared per share (1)             $    0.64   $    0.61    $      0.60    $    0.60    $    0.59
---------------------------------------------------------------------------------------------------------------
   Book value per share (1)                     $   12.40   $   13.63    $     13.26    $   12.72    $   12.92
===============================================================================================================

                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
Other Selected Data                                 2002        2001         2000         1999        1998
---------------------------------------------------------------------------------------------------------------
   Return on average assets                         (0.60)%      0.72%          0.68%        0.77%        0.98%
   Return on average equity                         (7.32)       8.92           8.68         7.60         8.48
   Ratio of average equity to average assets         8.18        8.12           7.84        10.17        11.60
   Dividend payout ratio (2)                          NM(3)     50.41%         53.00%       61.22%       55.66%
   Number of full-service bank offices                  11         11             11           12           11
---------------------------------------------------------------------------------------------------------------

(1)  Restated to reflect the eleven-for-ten stock split in 1998.
(2) Based on total dividends per share declared and net income per share for the year.
(3)  NM - Not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
-------

     The Company was incorporated under Indiana law for the purpose of becoming the holding company for Ameriana Bank and Trust of Indiana. In 1990, the Company acquired all of Ameriana Bank and Trust of Indiana common stock in connection with its reorganization into the holding company form of ownership. In 1992, the Company acquired Ameriana Bank of Ohio, F.S.B. ("ABO"). ABO was merged into Ameriana Bank and Trust of Indiana in October 2000. On June 29, 2001, Ameriana Bank and Trust of Indiana converted from a Federal savings bank to an Indiana chartered state savings bank and changed its name to Ameriana Bank and Trust, SB. At the same time, the Company contributed Ameriana Insurance Agency, Inc. ("AIA") to the Bank. AIA operates a general insurance agency in three locations. The Bank has a brokerage operation through its wholly owned subsidiary Ameriana Financial Services, Inc. ("AFS"). AFS also owns a partial interest in a life insurance company and a title insurance company. In 1995, the Company purchased a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the notes to the Company's consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

     ALLOWANCE FOR CREDIT LOSSES. The allowance for credit losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

     The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

     Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

     MORTGAGE SERVICING RIGHTS. Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

     GOODWILL AND OTHER INTANGIBLES. The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

FINANCIAL CONDITION
-------------------

     Total assets decreased $95.3 million or 17.3% to $456.8 million at December 31, 2002, from $552.1 million at December 31, 2001.

CASH AND CASH EQUIVALENTS
-------------------------

     Cash and cash equivalents increased $33.9 million to $45.7 million at December 31, 2002 from $11.8 million at December 31, 2001. This was mainly due to a decline in the loan portfolio during 2002. Mortgage loan refinancing was a major factor for the decline. Due to the rate environment in 2002, the Bank sold the majority of its fixed-rate originations.

SECURITIES
----------

     Investment securities decreased approximately $82.4 million to $58.2 million at December 31, 2002, from $140.6 million at December 31, 2001. The Bank's interest rate risk position for year-end 2001 exceeded the Bank's risk parameters, primarily due to volatile collateralized mortgage obligations ("CMO"). In order to restructure the investment portfolio, securities were reclassified from held-to-maturity to available-for sale effective December 31, 2001. The Bank disposed of most of the security portfolio in the first quarter 2002 for an after tax loss of approximately $1.9 million. The breakdown of the securities sold by type, were agency bonds with a net book value of $25.1 million, for a pretax loss of $173,000, and CMOs with a net book value of $111.6 million, for a pretax loss of $3.0 million. The proceeds from the sale were used to pay off Federal Home Loan Bank ("FHLB") advances of $17.9 million in the first quarter 2002 and the Company reinvested the remainder in the first and second quarters of 2002 in an adjustable rate mortgage ("ARM") mutual fund comprised of adjustable rate mortgage-back securities ("MBS"), agencies and MBS securities and which presented less interest rate risk than the liquidated investments (see "Interest Rate Risk").

     In September 2002, the Bank determined it could improve its net interest margin by paying down the majority of FHLB advances with the sale of a similar amount of investment securities. The Company sold an additional $44.6 million of investments in the third quarter 2002 and realized a gain of approximately $1.2 million on the sale, which offset to some extent, the loss on disposition of investments realized earlier in the year. The proceeds from this latest investment sale were used to pay off higher-rate FHLB advances, which included a prepayment penalty of approximately $1.1 million. These transactions, taken together, had a net pre-tax income effect of about $111,000. Aside from the de-leveraging effect, these transactions are expected to improve the

Company's net interest margin through the reduction of higher rate debt with proceeds from the sale of lower earning investments.

The following table identify changes in the investment securities carrying values:

                                                        (Dollars in thousands)
        =============================================================================================================
                                                         2002           2001           $ Change         % Change
        -------------------------------------------------------------------------------------------------------------
        Available for sale at December 31:
          Mortgage-backed and
              collateralized mortgage obligations         $27,824         $110,393       $ (82,569)         (74.80)%
          Federal agencies                                  8,227           28,696         (20,469)         (71.33)
          Mutual fund                                      20,538               --          20,538            NM(1)
          Trust preferred                                   1,566            1,540              26            1.69
        -------------------------------------------------------------------------------------------------------------
             Totals                                       $58,155         $140,629       $ (82,474)          58.65%
        =============================================================================================================
(1)      NM - Not meaningful.

     The following table identifies the percentage composition of the investment securities:

        ===============================================================================
                                                                2002          2001
        -------------------------------------------------------------------------------
        Available for sale at December 31:
          Mortgage-backed and
              collateralized mortgage obligations                47.8%         78.5%
          Federal agencies                                       14.2          20.4
          Mutual fund                                            35.3            --
          Trust preferred                                         2.7           1.1
        -------------------------------------------------------------------------------
            Totals                                                100.0%        100.0%
        ===============================================================================

The following table identifies changes in net unrealized gains and losses in investment securities:

                                                        (Dollars in thousands)
        ==============================================================================================
                                                                2002          2001         $ Change
        ----------------------------------------------------------------------------------------------
        Available for sale at December 31:
          Mortgage-backed and
              collateralized mortgage obligations                   $573     $ (1,330)        $ 1,903
          Federal agencies                                           175           130             45
          Mutual fund                                                 61            --             61
          Trust preferred                                             66            40             26
        ----------------------------------------------------------------------------------------------
            Totals                                                  $875      $ (1,160)       $ 2,035
        ==============================================================================================

See Note 3 to the "Consolidated Financial Statements" for more information on investment securities.

LOANS
-----

The following table shows the percentage change of the loan portfolio by category (loans in process and deferred fees are not included in this table):

                                                   (Dollars in thousands)
        ===============================================================================
                                                                2002          2001
        -------------------------------------------------------------------------------
        At year-end December 31:
          Real estate mortgage loans:
            Commercial loans                                      43.6%         73.2%
            Residential loans                                    (25.5)        (28.5)
            Construction loans                                     1.6          (2.9)
          Commercial loans and leases                              3.5         111.5
          Consumer loans:
            Mobile home and auto loans                           (36.7)        (23.2)
            Loans secured by deposits                            (16.2)        (15.6)
            Home improvement loans                               (38.5)         25.6
            Other                                                (84.6)         41.0
        ==============================================================================

     The portfolio shift to commercial real estate loans continued in 2002 and 2001. Fixed-rate residential mortgage loans were sold in the secondary market in 2002 and 2001, which is the main cause for the decline in residential mortgage loans. Proceeds from loans sold in the secondary markets were $113.0 million in 2002, and $86.8 million in 2001. Fixed mortgage loan rates have been at historic lows during this two year period which has increased the volume of refinances. The fixed-rate residential loans are sold to minimize the Bank's exposure to interest rate risk. Due to the consumer demand for fixed-rate loans, the Bank's residential loan portfolio has declined. The Bank generally retains loan servicing on loans originated and sold in Indiana, and sells loans and loan servicing rights for loans originated and sold in Ohio. Loans serviced by the Bank for investors, primarily the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"), totaled approximately $177 million in 2002 and $162 million in 2001. Loans sold and subsequently serviced by the Bank generate a steady source of fee income with servicing fees ranging from 0.25% to 0.375%.

     In 2001, the Bank purchased two separate pools of lease receivables, totaling $12.0. million, which is the reason for the substantial increase in commercial loans and leases in 2001. In 2002 these two pools went into default. Please see "Credit Quality" for additional information.

     Consumer loans made up 4.21% and 8.49% of the total loan portfolio for year-ends 2002 and 2001 respectively. Consumer loans declined $17.5 million to $13.5 million at December 31, 2002 from $31.0 million at

December 31, 2001. The decline was due to reduced loan volume as market competitive rates were below minimums established by the Company.

     Total loan production was strong for 2002 and 2001. New loan production was $217 million and $199 million in 2002 and 2001, respectively. Since the Bank sells most of its fixed-rate mortgage loans in the secondary market, the loan volume is not fully reflected in the balance sheet.

CREDIT QUALITY
--------------

     Non-performing assets, totaling $19.0 million, grew substantially in 2002. This represents an increase of $15.8 million over the 2001 non-performing assets total of $3.2 million. The main cause for the increase is related to two lease pools totaling $10.9 million and related loans to a builder/developer of $3.6 million.

     The two lease pools are supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center
(CMC), the company which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection. The current unpaid balance for the pools is $10,900,000. It is highly unlikely that the litigation will be resolved during 2003. The Bank believes the surety bonds are enforceable against the insurers.

     The Bank also has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and we are negotiating with the borrower and their counsel for resolution of the remaining properties. The total outstanding balance of the various loans totaled $3.6 million as of December 31, 2002.

The following table compares delinquent loans as a percentage of total loans:

        =============================================================================================================
        December 31,                                2002                                       2001
        -------------------------------------------------------------------------------------------------------------
                                             90 days      Non-                          90 days      Non-
                                    30-89      and       accrual               30-89     and       accrual
                                     days     over(1)    loans     Totals       days     over(1)    loans      Total
        -------------------------------------------------------------------------------------------------------------
        Real Estate:
          Residential                0.59%     0.03%      1.05%    1.83%        0.22%    0.08%      0.23%     0.46%
          Commercial                 0.22      0.01       0.72     0.79           --       --       0.38      0.38
          Construction               0.32        --         --     0.32           --       --         --        --
        Commercial loans             0.14        --       0.51     0.65           --       --         --        --
        Consumer loans               0.17        --       0.08     0.25         0.08     0.04         --      0.15
        Leases                         --        --       3.48     3.48           --       --         --        --
        ------------------------------------------------------------------------------------------------------------
        Totals                       1.44%     0.04%      5.85%    7.32%        0.30%    0.11%      0.61%     0.99%
        =============================================================================================================

          __________
          (1)  Still accruing

     The increase in 30-89 day delinquencies is largely the result of a weak economy. The 2002 non-accrual loans increased primarily due to the two lease pools in default, and builder/developer loans related to one party, as previously discussed.

     The Bank's charged-off loans less recoveries were $364,000 and $119,000 in 2002 and 2001 respectively. The percentage of net charge-offs to average assets were 0.07% and 0.03% in 2002 and 2001 respectively.

     The Bank made structural changes in the lending area in 2002. The Bank added the new position of Senior-Vice President of Credit Administration and also added additional loan staff.

DEPOSITS
--------

     Interest rates paid on Bank deposits were near historic lows in 2002 as market interest rates continued to fall. The federal funds interest rate, the rate banks charge other banks on overnight loans was at a 41 year low. Fed fund rates generally affect the prime lending rate, which was at a 44-year historic low. The Federal Reserve has cut the fed funds rate a dozen times since 2001, with the last rate cut of 0.50% in November 2002. Short term deposits (deposits with maturities of one year or less, including certificate accounts, checking, savings and money market accounts), comprised 80% of the Bank's deposit portfolio as of year-end 2002, compared to 76% for the same period in 2001. With such a high percentage of deposit accounts staying short-term, an increase in rates in the near future may squeeze the Bank's net interest margin in the short-term, since loans are slower to re-price at new market rates.

     Deposits declined $10.2 million or 2.5% in 2002 for a year-end portfolio balance of $402.2 million. The deposit portfolio at year-end 2001 was $412.4 million. The main reason for the decline is public fund certificates

(public funds include deposits from state and local municipal agencies),which had a balance of $12.9 million at December 31, 2001. The Bank held no public fund certificates at December 31, 2002. Public fund certificate balances may be more volatile than Bank customer deposits. The following table shows deposit changes by category:

                                                        (Dollars in thousands)
        =============================================================================================================
                                                         2002           2001           $ Change         % Change
        -------------------------------------------------------------------------------------------------------------
        December 31,
          Savings deposits                                $33,990          $32,647         $ 1,343           4.1%
          NOW accounts                                     39,344           40,641          (1,297)         (3.2)
          Money market accounts                            61,127           47,686           13,441         28.2
          Certificates $100,000 and more                   45,510           60,363         (14,853)        (24.6)
          Other certificates                              267,726          231,076          (8,860)         (3.9)
        ------------------------------------------------------------------------------------------------------------
            Totals                                       $402,187         $412,413       $ (10,226)         (2.5)%
        =============================================================================================================

BORROWINGS
----------

     Borrowings declined sharply in 2002. FHLB Advances declined $82.1 million to $5.6 million at year-end 2002 from $87.7 million at year-end 2001. The decline was due to de-leveraging strategies implemented by the Bank in September 2002. The borrowings were paid down from security sales (see "Securities" for more information).

     Notes Payable by the Company declined $90,000 to $840,000 at year-end 2002, from $930,000 at year-end 2001. Included in this amount was a note payable to a third party financial institution with a current balance of $750,000 and bearing interest at 4.25% at December 31, 2002, the proceeds of which were used to finance stock repurchases during 1999. The remainder of notes payable with a balance of $90,000 and $180,000 at December 31, 2002 and 2001, respectively, are 6.0% notes payable to former stockholders of Cardinal State Bank.

INTEREST RATE RISK
------------------

     The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and borrowings from the FHLB, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice more frequently on average than assets may not be beneficial in times of rising interest rates, such an asset/liability structure could result in higher net income during periods of declining interest rates, unless offset by other factors.

     The Asset/Liability Committee and the Board of Directors review the Bank's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan, deposit, borrowings and market information to estimate fair values of assets and liabilities using discounted cash flows. The difference between the Bank's estimated fair value of assets and the estimated fair value of liabilities, is the fair value of equity, also referred to as net present value of equity ("NPV"). The change in the NPV is calculated at different interest rate intervals. This tests the interest rate risk exposure from movements in interest rates to determine the change in the Bank's NPV. The model also tests the impact various interest rate scenarios have on net interest income and net income over a stated period of time (one year for example).

     The model uses a number of assumptions, including the relative levels of market interest rates and prepayments or extension in maturity and repayment in loans, MBS & CMO and certain types of callable investments. These computations did not contemplate actions management may undertake to reposition the assets and liabilities, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the model of computing NPV. Should interest rates remain or decrease below present levels, the portion of adjustable rate loans could decrease in future periods due to loan refinancing or payoff activity. In the event of an interest rate change, pre-payment levels would likely be different from those assumed in the model and the ability of borrowers to repay their adjustable rate loans may decrease during rising interest rate environments.

     The Bank's information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2002.

------------------------------------------------------------------------------------
                                                      NPV as Percent of
             Net Portfolio Value                   Present Value of Assets
------------------------------------------------------------------------------------
 Change            Dollar         Dollar       Percent
in Rates           Amount         Change       Change        NPV Ratio      Change
------------------------------------------------------------------------------------
                                 (Dollars in thousands)

 +200  bp *       $36,812        $ (5,999)     (14.01) %       8.61%       (147) bp
Base or 0%         42,811                                     10.08%
-200   bp          39,952          (2,859)      (6.68)         9.65         (43) bp

* basis points

     The Bank information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2001.

------------------------------------------------------------------------------------
                                                      NPV as Percent of
             Net Portfolio Value                   Present Value of Assets
------------------------------------------------------------------------------------
 Change            Dollar         Dollar       Percent
in Rates           Amount         Change       Change        NPV Ratio      Change
------------------------------------------------------------------------------------
                                 (Dollars in thousands)

 +200  bp *        $ 6,035        $(31,953)     (84.11)%      1.19%        (570) bp
Base or 0%          37,988                                    6.89
-200   bp           40,989           3,001        7.90        7.23           34  bp

* basis points

     The interest rate risk position of the Bank for the prior period ending December 31, 2002 was within the Bank's risk parameters specified in its interest rate risk policy, which was updated in 2002.

     The interest rate risk position of the Bank for the prior period ending December 31, 2001 was reviewed by management. Management determined that a significant deterioration had occurred in Company's CMO portfolio which resulted in a large increase in the Company's exposure to future increases in interest rate risk. Upon further review, management determined that the increase in the exposure was significant enough to call into question the prudence of continuing to hold the securities to maturity. In order to take the necessary action to reduce this exposure, management decided to move the entire securities portfolio from the "Held to Maturity" accounting classification to the "Available for Sale" classification as of December 31, 2001.

     In 2002, the Company determined that most of its investments no longer fit its risk profile given the unsettled, uncertain and volatile nature of the market and the possibility that interest rates could move against the portfolio. The decelerating speed of prepayments on these instruments during the first quarter of 2002 was remarkable, significantly extending the practical maturity of the portfolio to a level that exceeded the Bank's risk parameters. The alternatives to taking immediate action to mitigate the potential losses, including long-term funding strategies, hedging strategies and partial liquidations, were felt to be inadequate in the circumstances. The Company decided to liquidate the majority of the investment portfolio during the first quarter of 2002.

     The proceeds from the liquidation of the Company's investments were first applied towards repayment of short-term borrowings from the FHLB. This increased the Company's flexibility to retain more of its self-originated loans in portfolio and to purchase loan participations in the region, as they became available. The balance of the proceeds were used to purchase short-term liquid investments, including limited maturity MBS, which present less interest rate risk than the liquidated investments, and an ARM mutual fund. The Company also used some proceeds to invest in intermediate-term MBS to provide a balance to its portfolio between interest rate risk reduction and maintenance of higher net interest income levels.

YIELDS EARNED AND RATES PAID
----------------------------

     The following tables set forth the weighted average yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities, together with the net yield on interest-earning assets.

                                                                                   Year Ended December 31,
                                                                              -------------------------------
Weighted Average Yield:                                                       2002          2001         2000
----------------------------------------------------------------------------------------------------------------
     Loans                                                                     7.15%        7.98%        7.99%
     MBS & CMO                                                                 5.64         7.00         6.99
     Other interest-earning assets                                             3.09         6.66         6.86
     All interest-earning assets                                               6.33         7.71         7.73
Weighted Average Cost:
----------------------------------------------------------------------------------------------------------------
     Deposits                                                                  3.71         5.03         5.02
     Federal Home Loan Bank advances                                           6.39         6.50         6.74
     Notes payable                                                             3.69         7.30         8.31
     All interest-bearing liabilities                                          3.97         5.31         5.44
----------------------------------------------------------------------------------------------------------------
Interest Rate Spread (spread between weighted average yield on all
     interest-earning assets and all interest-bearing liabilities)             2.36         2.40         2.29
----------------------------------------------------------------------------------------------------------------
Net Yield (net interest income as a percentage of average
     interest-earning assets)                                                  2.63         2.68         2.61


                                                                                       At December 31,
                                                                              -------------------------------
Weighted Average Interest Rates:                                              2002          2001         2000
----------------------------------------------------------------------------------------------------------------
     Loans                                                                     6.88%        7.74%        8.16%
     MBS & CMO                                                                 6.66         6.35         6.94
     Total interest-earning assets                                             6.07         7.39         7.91
     Deposits                                                                  3.04         4.40         5.25
     Federal Home Loan Bank advances                                           6.83         5.58         6.54
     Notes payable                                                             4.44         6.20         8.67
     Total interest-bearing liabilities                                        3.09         4.62         5.63
     Interest rate spread                                                      2.98         2.77         2.28
----------------------------------------------------------------------------------------------------------------

RATE/VOLUME ANALYSIS
--------------------

     The following table sets forth certain information regarding changes in interest income, interest expense and net interest income of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate), and (2) changes in rate (changes in rate multiplied by new volume). No material amounts of loan fees or out-of-period interest is included in the table. Dollars are in thousands.

                                                                   Year Ended December 31
                                                  2002      vs.      2001         2001     vs.      2000
-------------------------------------------------------------------------------------------------------------
                                                    Increase (Decrease)           Increase (Decrease)
                                                    Due to Changes in             Due to Changes in
-------------------------------------------------------------------------------------------------------------
                                                                     Net                             Net
                                               Volume    Rate      Change      Volume     Rate      Change
-------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                       $(2,705)  $(2,827)  $(5,532)     $   384    $  (42)  $   342
   Other interest-earning assets                 1,770    (3,435)   (1,665)        (350)     (145)     (495)
-------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                  (935)   (6,262)   (7,197)          34      (187)     (153)
-------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits                                      2,272    (6,223)   (3,951)       1,280        46     1,326
   FHLB advances and notes payable              (2,671)      (80)   (2,751)      (1,595)     (216)   (1,811)
-------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities             (399)   (6,303)   (6,702)        (315)     (170)     (485)
-------------------------------------------------------------------------------------------------------------
   Change in net interest income               $  (536)  $    41   $  (495)     $   349    $  (17)  $   332
=============================================================================================================

RESULTS OF OPERATIONS

PART 1   2002 COMPARED TO 2001
------------------------------
NET  INCOME (LOSS)
------------------

     Ameriana Bancorp had a net loss of $3.1 million for the year-end 2002, due primarily to security losses and large loan provision expenses.

     The Bank's interest rate risk position for year-end 2001 exceeded the Bank's risk parameters primarily due to volatile CMOs. In March 2002, the Bank disposed of $137 million in securities at a pretax loss of $3.2 million or approximately $1.9 million after tax. The Bank has since revised its investment policy and created an investment committee that approves all investments. (See "Securities" for further information.)

     The total provision for loans and lease losses increased substantially in 2002. Provision expense increased $6.9 million for a total provision expense of $7.3 million in 2002. This increase was necessary to establish specific reserves for the additional non-accrual loans, which increased by $16.1 million in 2002, for a year-end total of $18.3 million. In 2002, the Bank set aside specific reserves in the amount of $5.5 million for two lease pools with a principal balance of $10.9 million at December 31, 2002, in addition to specific reserves of $795,000 for business/development loans and its related parties with a principal balance of $3.6 million at December 31, 2002. These specific reserves account for $6.2 million of the $6.9 million increase in the provision for loan and lease losses. The Bank also increased its general reserves due to the weak economy, and to reflect the Bank's current risk in the loan portfolio due to the change in the portfolio mix.

     For a quarterly breakdown of earnings, see Note 18 to the "Consolidated Financial Statements".

 The table below shows selected performance data:

========================================================================================================================
                                                    2002           2001          2000           1999          1998
------------------------------------------------------------------------------------------------------------------------
Net income (loss) (in thousands)                     $(3,075)        $3,800         $3,562        $3,332         $3,838
Basic earnings (loss) per share (1)                  $ (0.98)        $ 1.21         $ 1.13        $ 0.98         $ 1.08
Diluted earning (loss) per share (1)                 $ (0.98)        $ 1.21         $ 1.13        $ 0.98         $ 1.06
Dividends declared per share (1)                      $ 0.64         $ 0.61         $ 0.60        $ 0.60         $ 0.59
Book value per share (1)                             $ 12.40         $13.63         $13.26        $12.72         $12.92
Return on average assets                              (0.60)%         0.72%          0.68%         0.77%          0.98%
Return on average equity                              (7.32)%         8.92%          8.68%         7.60%          8.48%
Ratio of average equity to average assets              8.18%          8.12%          7.84%        10.17%         11.60%
Dividend Payout Ratio(2)                                NM           50.41%         53.00%        61.22%         55.66%
Number of full-service bank offices                     11            11             11            12             11
========================================================================================================================

(1)  Restated to reflect the eleven-for-ten stock split in 1998.
(2) Based on total dividends per share declared and net income per share for the year. NM - not meaningful.

NET INTEREST INCOME
-------------------

     The Company derives the majority of its income from net interest income. The following table shows a breakdown of net interest income for 2002 compared to 2001.

                                                        (Dollars in thousands)
====================================================================================================================
Years ended December 31,                             2002                           2001
---------------------------------------------------------------------------------------------------
                                             Interest       Yield          Interest       Yield           Change
-------------------------------------------------------------------------------------- -----------------------------
Interest and fees on loans                      $24,473       7.15%           $30,005       7.98%         $ (5,532)
Other interest income                             5,500       4.19              7,165       6.76            (1,665)
-------------------------------------------------------------------------------------- -----------------------------
   Total interest income                         29,973       6.33             37,170       7.71            (7,197)
-------------------------------------------------------------------------------------- -----------------------------
Interest on deposits                             14,712       3.71             18,663       5.03            (3,951)
Interest on borrowings                            2,829       6.33              5,580       6.52            (2,751)
-------------------------------------------------------------------------------------- -----------------------------
   Total interest expense                        17,541       3.97             24,243       5.31            (6,702)
-------------------------------------------------------------------------------------- -----------------------------
Net interest income                             $12,432         --            $12,927         --             $(495)
====================================================================================================================
Net interest spread                                  --       2.36%                --       2.40%               --
Net interest margin                                  --       2.63%                --       2.68%               --
====================================================================================================================

     Net interest income declined 3.8% or $495,000 in 2002. Most of the decrease was volume-related. See "Rate/Volume Analysis" for more information. The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, was 2.36% in 2002 and 2.40% in 2001. The net interest margin on interest-earning assets, which is interest income as percent of average earning assets, was 2.63% in 2002 and 2.68% in 2001.

     The Bank de-leveraged the balance sheet in September 2002 by paying off higher costing FHLB advances with lower yielding investments. Several high cost certificates originated before 2002 re-priced at the current market. Yield on securities declined when most of the security portfolio was sold in March 2002 due to the high level of interest rate risk and was subsequently replaced in second quarter 2002 with lower yielding securities that posed a comparatively lower level of interest rate risk. As a result, the net interest margin improved 0.42% to 3.04% for the fourth quarter 2002, from 2.62% for the fourth quarter 2001.

PROVISION FOR LOAN LOSSES
-------------------------

     The Company significantly increased the provision for loan losses for a total provision expense of $7.3 million for 2002, compared to $360,000 in 2001. The provision is the amount that is added to the allowance for loan losses to absorb inherent losses in the loan portfolio. Net loan charge-offs were $364,000 and $119,000 for the years 2002 and 2001, respectively. The allowance for loan losses as a percent of loans was 2.77% at December 31, 2002 and 0.49% at December 31, 2001, and represents management's best estimate of the inherent losses in the loan portfolio. The provision increase in 2002 was necessary to increase the allowance for loan and lease losses to a sufficient level of specific and general reserves. Non-performing loans, which consists of non-accrual loans, and loans delinquent over 90 days, substantially increased by

$15.8 million during 2002. Non performing loans were $18.4 million at December 31, 2002 and $2.6 million at December 31, 2001. The increase in non-performing loans is mainly due to a few large loans. Please see "Credit Quality" for more information.

     The following table breaks out non-performing loans by category.

                                                        (Dollars in thousands)
        =============================================================================================================
                                                         2002           2001           $ Change         % Change
        -------------------------------------------------------------------------------------------- ----------------
        December 31,
        Non-accrual loans                                 $18,307           $2,178         $16,129            740.5%
        Over 90 days delinquent still accruing                135              395            (260)         (65.8)
        -------------------------------------------------------------------------------------------------------------
        Totals                                            $18,442           $2,573         $15,869            616.8%
        =============================================================================================================

     The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company's lending area and loan portfolio mix during each year.

NON-INTEREST INCOME
-------------------

     Non-interest income was $2.7 million in 2002 and $3.9 million in 2001, for an overall decrease of 29.01%. The main cause of the decline was due to the net losses on securities sold in 2002 of $2.0 million (See "Securities" for more information on securities sold in 2002). Excluding the security losses, non-interest income would have improved 23.49%. Gains on sales of loans and servicing rights improved to $1.4 million for 2002 from $804,000 for 2001, or an increase of 77.00%. Interest rates have steadily declined since 2001 which has created a higher demand from consumers for fixed-rate mortgage loans. Proceeds from loans sold in the secondary market were $113.0 million in 2002 and $86.8 million in 2001. Other fees and service charges improved 4.07%, while brokerage and insurance commissions were up 1.01%. The Bank invested in life insurance on employees and directors, with a balance or cash surrender value of $18.9 million and $18.0 million respectively at December 31, 2002 and 2001. The majority of these policies were purchased in 1999, The nontaxable increase in cash surrender value of life insurance was $897,000 in 2002 and $945,000 in 2001. Overall, the increase in cash value of life insurance declined 5.08% in 2002 compared to 2001. Operating losses associated with the limited partnership amounted to a gain of $92,000 in 2002 and a loss of $172,000 in 2001 and are included in other income. The Company incurred an allocated gain of $191,000 and tax credit recapture of $33,000 due to the termination of ownership in one of the properties in 2002. The Company also reflected federal income tax credits of $159,000 (after tax credit recapture) and $210,000 for the year ended December 31, 2002 and December 31 2001.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense was $13.5 million 2002 and $11.2 million in 2001, for an overall increase of 20.66%. The main cause of the increase was the penalties paid on early payoff of FHLB advances in 2002 of $1.1 million (See "Securities" for more information on FHLB advance payoffs in 2002). Excluding the advance early payoff penalties, non-interest expense would have increased 11.10%. The largest component of non-interest expense is salaries and employee benefits which make up 56.44% of total non-interest expenses.

     Salaries and employee benefits increased $879,000 to $7.6 million in 2002, compared to $6.7 million in 2001. In 2002, the Bank paid a former executive officer severance pay for a non-recurring expense of $289,000. The Bank's employee retirement plan expense increased to $215,000 in 2002 from $5,000 in 2001. The retirement expense incurred in 2001 was for general administrative expenses of the retirement fund. In 2001, the market generally provided enough earnings to cover increases required in the employee retirement fund. With the decline of the market, the Bank's retirement expense in 2002 rose substantially. Other insurance benefits, comprised mainly of medical insurance, increased to $1.0 million in 2002 from $748,000 in 2001, for an overall increase in insurance benefits expense of $280,000. There were eleven new positions added during 2002 in several areas of the Bank. Please see Note 11 to the "Consolidated Financial Statements" for more information regarding benefits.

     Net occupancy and furniture and equipment expense was $1.7 million in 2002, compared to $1.4 million in 2001, for an overall expense increase of $271,000 or 19.62% in 2001. The increase was mainly due to building and equipment maintenance expense, utilities, equipment rental, and depreciation expense that increased $74,000, $17,000, $22,000, $14,000 respectively in 2002 from 2001.
Data processing, printing and supplies, and all other expenses increased $79,000 or 0.03% in 2002 from 2001.

INCOME TAX EXPENSE
------------------

     Income taxes was a credit of $2.5 million in 2002 compared to an expense of $1.5million in 2001. The effective tax rate in was (45.0)% in 2002, and 27.8% in 2001. The 2002 income taxes was comprised of $796,000 expense for current taxes and $3.3 million credit for deferred taxes. The 2001 income taxes was comprised of $1.7 million expense for current taxes, and $229,000 credit for deferred taxes. The deferred tax credits in 2002 were mainly due to the loan provision expense in 2002. For both 2002 and 2001, the primary difference between the effective tax rates and the statutory tax rates relate to tax credits and cash value of life insurance. See Note 10 to the Consolidated Financial Statements for more detail information.

PART 2   2001 COMPARED TO 2000
------------------------------
NET INCOME
----------

     The Company's net income increased $238,000 or 6.68% to $3.8 million ($1.21 basis and diluted earnings per share) for the year ended December 31, 2001, compared to $3.6 million ($1.13 basis and diluted earnings per share) for the year ended December 31, 2000. The improvement in year 2001 income was primarily due to increases in net interest income and other income due mostly to gains on loans sold.

NET INTEREST INCOME
-------------------

     Net interest income increased by $332,000 in 2001 compared to 2000 and was due to a greater decrease in interest costs of $485,000 or 1.96% compared to a decrease in interest income of $153,000 or 0.41%. The average-interest earning assets decreased only 0.14% to $482.1 million in 2001 from $482.8 million in 2000 and the interest-bearing liabilities increased only 0.45% to $456.7 million in 2001 from $454.6 million in 2000. The total interest rate on average earning assets decreased 2 basis points to 7.71% in 2001 from 7.73% in 2000. The decrease in interest expense was due to increased volume and a small increase in costs of deposits while correspondingly reducing FHLB advances and notes payable. The total interest rate on average interest-bearing liabilities decreased 13 basis points to 5.31% in 2001 from 5.44% in 2000. The decrease in interest income was due to the increase in loans and MBS & CMO at lower interest rates offset by calls on agency investment securities. The Company's net interest spread increased 11 basis points to 2.40% in 2001 from 2.29% in 2000.

PROVISION FOR LOAN LOSSES
-------------------------

     The provision for loan losses was $360,000 in 2001 and $417,000 in 2000. The provision is the amount that is added to the allowance for loan losses to absorb inherent losses in the portfolio. The allowance for loan losses as a percent of loans was 0.49% at December 31, 2001 and 0.37% at December 31, 2000, and represents management's best estimate of losses inherent in the loan portfolio. Net loan charge-offs were $119,000 and $462,000 for the years 2001 and 2000 respectively. Non-performing loans, which consists of non-accrual loans and loans delinquent over 90 days, were $2.6 million and $1.5 million at December 31, 2001 and 2000, respectively. The 2001 non-performing losses included $1.3 million for a loan on an apartment complex that had an appraisal for 130% of its carrying value.

     The following table breaks out non-performing loans by category.

                                                        (Dollars in thousands)
        =============================================================================================================
                                                         2001           2000           $ Change         % Change
        -------------------------------------------------------------------------------------------------------------
        December 31,
        Non-accrual loans                                  $2,178             $801         $ 1,377          171.9%
        Over 90 days delinquent still accruing                395              747            (352)         (47.1)
        -------------------------------------------------------------------------------------------------------------
        Totals                                             $2,573           $1,548         $ 1,025           66.2%
        =============================================================================================================

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

NON-INTEREST INCOME

     Non-interest income was $3.9 million and $3.4 million for 2001 and 2000, respectively. The 2001 gains on sales of loans and servicing rights of $804,000 were significantly higher than $103,000 in 2000. These changes reflected the change in demand for fixed-rate real estate loans. In 2001 rates decreased all year and the consumer wanted the fixed-rate residential mortgage loan which the Bank sold to the secondary market. The average mortgage rates in 2000 were higher and the consumer preferred the variable-rate residential mortgage loan which are normally retained in portfolio. Included in other income are operating losses associated with a limited partnership which amounted to $172,000 in 2001 and $101,000 in 2000. At the same time as these losses reflected as a reduction in other income, the Company also reflected federal income tax credits of $210,000 and $213,000 for the year ended December 31, 2001 and December 31, 2000. Brokerage and insurance commissions decreased slightly in both years with $995,000 in 2001 and $1.1 million in 2000. The recession had a direct influence on this income during 2001 and the latter part of 2000. The Bank invested in life insurance on employees and directors, with a balance or cash surrender value of $18.0 million and $17.1 million at December 31, 2001 and 2000, respectively. The majority of the policies were purchased during 1999. The nontaxable increase in cash surrender value of life insurance was $945,000 in 2001 and $972,000 in 2000. The 2000 income included a one-time adjustment of $197,000 related to the value of insurance policies on two retired employees.

OTHER EXPENSE

     Operating expenses were $11.2 million and $10.8 million for 2001 and 2000, respectively. These yearly increases were due to normal increases as well as the additional expense of operating a new trust department and commercial loan department. Improvements made in data processing and the initial expense of implementing check imaging were incurred in

2000. Data processing expense and other expenses in 2000 included additional costs related to the merger of the two Banks during that year.

INCOME TAX EXPENSE
------------------

     Income tax expense was $1.5 million in 2001 and $1.2 million in 2000. The effective tax rate was 27.8% in 2001 and 24.6% in 2000. For both 2001 and 2000, the primary differences between the effective tax rate and the statutory tax rate relate to tax credits and cash surrender value of life insurance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, funds provided by operations, loan principal repayments and new deposits have been the Company's principal sources of liquid funds. In addition, the Company has the ability to obtain funds through the sale of new mortgage loans and through borrowings from the FHLB system. At December 31, 2002, the Company's commitments for loans in process totaled $8.4 million and conditional commitments for lines of credit receivable totaled $22.2 million. . Management believes that the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs. A portion of these commitments is for fixed-rate mortgage loans, which will be sold immediately into the secondary market.

     An amendment of the 1996 Stock Option Plan, which provides for the granting of incentive and non-qualified stock options, was approved by the shareholders in April 1998 and extended the plan's term to ten years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. No options for exercise of shares were done in 2001. Options for 9,713 shares in 2002 were exercised. See Notes 1 and 11 to the "Consolidated Financial Statements" for the pro forma effect on net income and option activity.

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

CURRENT ACCOUNTING ISSUES
-------------------------

     The Company adopted Statement of Financial Accounting Standards ("SFAS') No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. This Statement establishes new accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS No. 142 was effective for the Company beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company no longer amortizes goodwill but makes an annual assessment of impairment loss. At December 31, 2002, no impairment loss was identified.

     The Company recently adopted SFAS No. 147, which amends SFAS No. No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 72 and FASB Interpretation No. 9 provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted by in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.147. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

     The effective date of SFAS No. 147 was October 1, 2002, with earlier application relating to previously recognized unidentifiable intangible assets permitted and did not have a significant impact on the Company upon adoption.

     The Company recently adopted Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148, which amends FASB Statement No. 123,
Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

     Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

     SFAS No. 148 also improves the clarity and prominence of disclosures about the pro-forma effects of using the fair value based method of accounting for stock-based compensation for all companies -- regardless of the accounting method used -- by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro-forma disclosures only in annual financial statements.

     The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     Reference is made to the discussion captioned "Interest Rate Risk" in Item 7 of this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditors                                               68

Consolidated Balance Sheets at December 31, 2002 and 2001                    69

Consolidated Statements of Income for Each of the Three Years in the
     Period Ended December 31, 2002                                          70

Consolidated Statements of Shareholders' Equity for Each of the Three
     Years in the Period Ended December 31, 2002                             71

Consolidated Statements of Cash Flows for Each of the Three Years
     in the Period Ended December 31, 2002                                   72

Notes to Consolidated Financial Statements                                   73

                         Independent Accountants' Report


To the Shareholders and
Board of Directors
Ameriana Bancorp
New Castle, Indiana


We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Ameriana Bancorp as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 7, the Company changed its method of accounting for goodwill in 2002.

/s/ BKD, LLP


Indianapolis, Indiana
February 3, 2003

                                Ameriana Bancorp
                           Consolidated Balance Sheets
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                             2002                 2001
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash on hand and in other institutions                                                $   7,481            $   7,518
   Interest-bearing demand deposits                                                         38,215                4,283
----------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents                                                          45,696               11,801
   Investment securities available for sale                                                 58,155              140,629
   Loans, net of allowance for loan losses of $8,666 and $1,730                            304,586              350,383
   Premises and equipment                                                                    7,901                6,919
   Stock in Federal Home Loan Bank                                                           6,759                7,365
   Goodwill                                                                                  1,291                1,291
   Cash value of life insurance                                                             18,932               18,035
   Other assets                                                                             13,487               15,651
----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                     $456,807             $552,074
============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities
     Deposits
       Noninterest-bearing                                                               $  19,124            $  24,257
       Interest-bearing                                                                    383,063              388,156
----------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                    402,187              412,413
     Borrowings                                                                              6,432               88,583
     Drafts payable                                                                          5,099                6,152
     Other liabilities                                                                       4,049                2,031
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                 417,767              509,179
----------------------------------------------------------------------------------------------------------------------------
   Commitments and contingencies
   Shareholders' equity
     Preferred stock  - 5,000,000 shares authorized and unissued
     Common stock, $1.00 par value
         Authorized 15,000,000 shares
         Issued and outstanding - 3,147,463 and 3,146,616 shares                             3,147                3,147
     Additional paid-in capital                                                                499                  499
     Retained earnings                                                                      34,856               39,945
     Accumulated other comprehensive income (loss)                                             538                 (696)
-----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                         39,040               42,895
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                       $456,807             $552,074
=============================================================================================================================

See notes to consolidated financial statements.

                                Ameriana Bancorp
                      Consolidated Statements of Operations
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                         2002               2001               2000
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest and fees on loans                                            $24,473             $30,005            $29,663
   Interest on mortgage-backed securities                                  3,196               2,225                910
   Interest on investment securities                                       1,320               4,067              6,055
   Other interest and dividend income                                        984                 873                695
-----------------------------------------------------------------------------------------------------------------------------
         Total interest income                                            29,973              37,170             37,323
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on deposits                                                   14,712              18,663             17,337
   Interest on borrowings                                                  2,829               5,580              7,391
-----------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                           17,541              24,243             24,728
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                       12,432              12,927             12,595
   Provision for loan losses                                               7,300                 360                417
-----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        5,132              12,567             12,178
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
   Other fees and service charges                                          1,073               1,031                939
   Brokerage and insurance commissions                                     1,005                 995              1,056
   Net realized losses on sales of available-for-sale securities          (2,025)                 --                 --
   Gains on sales of loans and servicing rights                            1,423                 804                103
   Increase in cash value of life insurance                                  897                 945                972
   Other                                                                     365                  82                298
-----------------------------------------------------------------------------------------------------------------------------
         Total other income                                                2,738               3,857              3,368
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
   Salaries and employee benefits                                          7,599               6,720              6,383
   Net occupancy expense                                                     963                 802                860
   Furniture and equipment expense                                           689                 579                607
   Data processing expense                                                   374                 313                308
   Printing and office supplies                                              309                 330                290
   Penalty on early payoff of FHLB advances                                1,076                  --                 --
   Other                                                                   2,454               2,415              2,372
-----------------------------------------------------------------------------------------------------------------------------
         Total other expense                                              13,464              11,159             10,820
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                         (5,594)              5,265              4,726
   Income taxes                                                           (2,519)              1,465              1,164
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       $ (3,075)           $  3,800           $  3,562
============================================================================================================================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                $(.98)              $1.21              $1.13
============================================================================================================================

See notes to consolidated financial statements.

                                Ameriana Bancorp
                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              Other
                                                           Additional                     Comprehensive
                                             Common         Paid-in         Retained         Income
                                             Stock          Capital         Earnings         (Loss)            Total
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                     $3,146            $492          $36,391                          $40,029
Net income                                         --              --            3,562                            3,562
Dividends declared ($.60 per share)                --              --           (1,888)                          (1,888)
Exercise of stock options                           1               7               --                                8
-----------------------------------------------------------------------------------------                ------------------
Balance at December 31, 2000                    3,147             499           38,065                           41,711
Net income                                         --              --            3,800                            3,800
Change in unrealized depreciation on
   available-for-sale securities, net
   of income tax benefit of $464                   --              --              --            $(696)            (696)
                                                                                                         ------------------
    Comprehensive income                                                                                          3,104
Dividends declared ($.61 per share)                --              --           (1,920)            --            (1,920)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                    3,147             499           39,945            (696)          42,895
Net loss                                           --              --           (3,075)            --            (3,075)
Change in unrealized depreciation on
   available-for-sale securities, net
   of income tax expense of $801                   --              --              --            1,234            1,234
                                                                                                         ------------------
    Comprehensive loss                                                                                           (1,841)
Exercise of stock options                           9             128               --             --               137
Purchase of common stock                           (9)           (128)              --             --              (137)
Dividends declared ($.64 per share)                --              --           (2,014)            --            (2,014)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                   $3,147            $499          $34,856            $538          $39,040
===========================================================================================================================

See notes to consolidated financial statements.

                                Ameriana Bancorp
                      Consolidated Statements of Cash Flows
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                                                                2002             2001             2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                 $  (3,075)       $ 3,800          $  3,562
   Items not requiring (providing) cash
     Provision for losses on loans                                                7,300            360               417
     Depreciation and amortization                                                  967            804               677
     Increase in cash surrender value                                              (897)          (945)             (972)
     Mortgage loans originated for sale                                        (110,756)       (91,515)           (9,238)
     Proceeds from sale of mortgage loans                                       113,047         86,814             9,298
     Gains on sale of loans and servicing rights                                 (1,423)          (804)             (103)
     Loss on sale of investments                                                  2,025             --                --
     Increase (decrease) in drafts payable                                       (1,053)         3,053              (862)
     Other adjustments                                                            2,898         (2,297)             (362)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in)  operating activities                     9,033           (730)            2,417
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net change in interest-bearing time deposits                                      --             --             1,499
   Purchase of investment securities held to maturity                                --       (131,430)             (606)
   Proceeds from maturities/calls of securities held to maturity                     --         77,805                --
   Principal collected on mortgage-backed securities held to maturity                --         11,445             3,720
   Purchase of investment securities available for sale                        (131,339)            --                --
   Proceeds from sale of investment securities available for sale               179,218             --                --
   Proceeds from maturities/calls of securities available for sale                6,207             --                --
   Principal collected on mortgage-backed securities available for sale          28,038             --                --
   Net change in loans                                                           37,856         45,711           (72,769)
   Net purchases of premises and equipment                                       (1,589)          (425)             (636)
   Purchase of Federal Home Loan Bank stock                                         (69)          (100)           (2,924)
   Proceeds from sale of Federal Home Loan Bank stock                               675
   Other investing activities                                                       256            153            (1,509)
-------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                    119,253          3,159           (73,225)
-------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
   Net change in demand and passbook deposits                                    13,487         10,309             1,722
   Net change in certificates of deposit                                        (23,713)        34,509            11,764
   Proceeds from borrowings                                                      55,500         93,500           329,600
   Repayment of borrowings                                                     (137,651)      (146,089)         (271,300)
   Purchase of common stock                                                        (137)            --                --
   Exercise of stock options                                                        137             --                 8
   Cash dividends paid                                                           (2,014)        (1,888)           (1,888)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                    (94,391)        (9,659)           69,906
------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                              33,895         (7,230)             (902)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   11,801         19,031            19,933
-------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $45,696        $11,801           $19,031
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

                                Ameriana Bancorp
                   Notes to Consolidated Financial Statements
             (table dollar amounts in thousands, except share data)


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Ameriana Bancorp (the "Company") and its wholly-owned subsidiary, Ameriana Bank and Trust, SB ("ABT"), and ABT's wholly-owned subsidiaries, Ameriana Financial Services, Inc., Indiana Title Insurance Company ("ITIC") and Ameriana Insurance Agency, Inc. ITIC ceased operations at the close of business on December 31, 2000. All significant intercompany accounts and transactions have been eliminated.

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


ALLOWANCE  FOR  LOAN  LOSSES  is  maintained  at a level  believed  adequate  by management to absorb inherent losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio including consideration of past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, the probability of collecting all amounts due, and other relevant factors. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2002, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

GOODWILL is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

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

STOCK OPTIONS - The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                2002             2001            2000
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                               $(3,075)           $3,800        $3,562
Less:  Total stock-based employee compensation cost determined
   under the fair value based method, net of income taxes                        (25)               --           (33)
-----------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                                  $(3,100)           $3,800        $3,529
=============================================================================================================================

Basic and diluted earnings per share, as reported                              $(.98)            $1.21         $1.13

Basic and diluted earnings per share, pro forma                                 (.98)             1.21          1.12

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

RECLASSIFICATIONS of certain amounts in the 2001 and 2000 consolidated financial statements have been made to conform to the 2002 presentation.


2.   RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2002 was $1,513,000. Interest-bearing demand deposits with the FHLB of $3,000,000 were pledged to secure FHLB advances.


3.   INVESTMENT SECURITIES

-------------------------------------------------------------------------------------------------------------------------
                                                                      GROSS             GROSS
                                                 AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                                   COST               GAINS             LOSSES             VALUE
-------------------------------------------------------------------------------------------------------------------------
Available for sale at December 31, 2002
    Mortgage-backed securities and
      collateralized mortgage obligations          $ 27,251               $584            $   11          $ 27,824
    Federal agencies                                  8,052                175                --             8,227
    Equity securities                                21,977                127                --            22,104
------------------------------------------------------------------------------------------------------------------------
                                                   $ 57,280               $886            $   11          $ 58,155
========================================================================================================================

Available for sale at December 31, 2001
    Mortgage-backed securities and
      collateralized mortgage obligations          $111,723               $269            $1,599          $110,393
    Federal agencies                                 28,566                176                46            28,696
    Equity securities                                 1,500                 40                --             1,540
------------------------------------------------------------------------------------------------------------------------
                                                   $141,789               $485            $1,645          $140,629
========================================================================================================================

At December 31, 2002, federal agencies with a total amortized cost and market value of $4,053,000 and $4,090,000, mature in 2003. At December 31, 2002, federal agencies with a total amortized cost and market value of $3,999,000 and $4,137,000, respectively, mature in 2004.

Investment securities with a total carrying value of $1,811,000 and $52,422,000 were pledged at December 31, 2002 and 2001 to secure FHLB advances.

Gross gains of $1,247,000 and gross losses of $3,272,000 resulting from sales of available-for-sale securities were realized for 2002.

In 2001, the Company determined that because of its interest rate risk, it would not be able to continue to hold its investment securities to maturity. Accordingly, the Company transferred its held-to-maturity investments to available for sale as of December 31, 2001, and recorded an accumulated other comprehensive loss of $696,000 as of that date.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


4.   LOANS

---------------------------------------------------------------------------------------
                                                            December 31
---------------------------------------------------------------------------------------
                                                      2002                2001
---------------------------------------------------------------------------------------
Residential mortgage loans                           $195,055             $234,858
Commercial mortgage loans                              91,856               78,435
Installment loans                                      12,386               24,045
Commercial loans                                       21,172               26,160
Loans secured by deposits                               1,130                1,348
---------------------------------------------------------------------------------------
                                                      321,599              364,846
----------------------------------------------------------------------------------------
Deduct
---------------------------------------------------------------------------------------
   Undisbursed loan proceeds                            7,985               12,725
   Deferred loan costs, net                               362                    8
   Allowance for loan losses                            8,666                1,730
---------------------------------------------------------------------------------------
                                                       17,013               14,463
---------------------------------------------------------------------------------------
                                                     $304,586             $350,383
=======================================================================================

Loans being serviced by the Company for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, totaled approximately $177,392,000, $162,017,000 and $144,000,000 as of December 31,
2002, 2001 and 2000. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2002 and 2001 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2002 and 2001.

----------------------------------------------------------------------------------------------
                                                        Year Ended December 31
----------------------------------------------------------------------------------------------
                                                2002             2001             2000
----------------------------------------------------------------------------------------------
Mortgage servicing rights
   Balance at beginning of year                 $1,012           $   847          $   910
   Servicing rights capitalized                    597               416               44
   Amortization of servicing rights               (412)             (251)            (107)
----------------------------------------------------------------------------------------------
   Balance at end of year                       $1,197            $1,012           $  847
==============================================================================================

At December 31, 2002 and 2001, the Company had outstanding commitments to originate loans of approximately $8,379,000 and $11,756,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $22,231,000 and $19,949,000 of conditional commitments for lines of credit receivables at December 31, 2002 and 2001. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


5.   Allowance for Loan Losses

------------------------------------------------------------------------------------------
                                                    Year Ended December 31
------------------------------------------------------------------------------------------
                                            2002               2001            2000
------------------------------------------------------------------------------------------
Balance at beginning of year                 $1,730             $1,489            $1,534
Provision for losses                          7,300                360               417
Net charge-offs
   Charge-offs                                 (388)              (156)             (488)
   Recoveries                                    24                 37                26
------------------------------------------------------------------------------------------
   Net charge-offs                             (364)              (119)             (462)
------------------------------------------------------------------------------------------
Balance at end of year                       $8,666             $1,730            $1,489
==========================================================================================

At December 31, 2002, impaired loans totaled $16,669,000 with an allowance for loan losses of $6,646,000.

Interest of $119,000 was recognized on average impaired loans of $11,076,000 for 2002. All interest recognized on impaired loans during 2002 was on a cash basis.

Impaired loans were immaterial at December 31, 2001 and during the years ended December 31, 2001 and 2000.

At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $135,000 and $395,000. Non-accruing loans at December 31, 2002 and 2001 were $18,307,000 and $2,178,000.


6.   PREMISES AND EQUIPMENT

----------------------------------------------------------------------------
                                                   December 31
----------------------------------------------------------------------------
                                              2002              2001
----------------------------------------------------------------------------
Land                                          $1,777             $1,396
Land improvements                                580                513
Office buildings                               7,682              7,415
Furniture and equipment                        4,891              4,551
Automobiles                                       70                 70
----------------------------------------------------------------------------
                                              15,000             13,945
Less accumulated depreciation                  7,099              7,026
----------------------------------------------------------------------------
                                              $7,901             $6,919
============================================================================


7.   GOODWILL

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of SFAS 142. The effect of adopting the new method was to increase 2002 net income by $120,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

8.   Deposits

----------------------------------------------------------------------------------
                                                       December 31
----------------------------------------------------------------------------------
                                                 2002                2001
----------------------------------------------------------------------------------
Demand                                         $ 100,471            $  88,327
Savings                                           33,990               32,647
Certificates of $100,000 or more                  45,510               60,363
Other certificates                               222,216              231,076
----------------------------------------------------------------------------------
                                                $402,187             $412,413
==================================================================================

Certificates maturing in years ending after December 31, 2002:

-------------------------------------------------
2003                               $192,603
2004                                 29,718
2005                                 22,199
2006                                 11,850
2007                                 10,458
Thereafter                              898
-------------------------------------------------
                                   $267,726
=================================================

Interest paid on deposits approximated interest expense in 2002, 2001 and 2000.


9.   BORROWINGS

Borrowings at December 31, 2002 and 2001 include Federal Home Loan Bank advances totaling $5,592,000 and $87,653,000 with a weighted-average rate of 6.83% and 5.51%. The advances are secured by a combination of first-mortgage loans, investment securities and overnight deposits. Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2002 and 2001 also include a note payable for $750,000 to another financial institution with a rate of 4.25% and 6.25%. The note is secured by the outstanding common stock of ABT. The note was due at July 24, 2002 and was renewed at that date to January 24, 2003.

A promissory note of $90,000 and $180,000 is included in borrowings at December 31, 2002 and 2001. The interest rate on the note is 6.0%.

Interest paid on borrowings was $3,092,000, $5,881,000, and $7,064,000 for 2002,
2001 and 2000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


-----------------------------------------------------------------------
Maturities in years ending December 31
   2003                                               $1,802
   2004                                                  915
   2005                                                3,301
   2006                                                  216
   2007                                                  170
   Thereafter                                             28
-----------------------------------------------------------------------
                                                      $6,432
=======================================================================

10.  INCOME TAXES

------------------------------------------------------------------------------------------------
                                                                         December 31
------------------------------------------------------------------------------------------------
                                                                     2002            2001
------------------------------------------------------------------------------------------------
Deferred tax assets
   Deferred compensation                                             $   294           $   163
   General loan loss reserves                                          3,428               669
   Net unrealized loss on securities available for sale                   --               464
   Reserve for uncollected interest                                      534                --
   Other                                                                  48               186
------------------------------------------------------------------------------------------------
                                                                       4,304             1,482
------------------------------------------------------------------------------------------------
Deferred tax liabilities
   FHLB stock dividends                                                 (515)             (477)
   Tax bad debt reserves                                                 (88)             (146)
   Purchase accounting adjustments                                       (95)             (153)
   Deferred loan fees                                                    (91)              (97)
   Mortgage servicing rights                                            (454)             (358)
   Net unrealized gains on securities available for sale                (337)               --
   Other                                                                (105)             (146)
------------------------------------------------------------------------------------------------
                                                                      (1,685)           (1,377)
------------------------------------------------------------------------------------------------
         Net deferred tax asset                                       $2,619           $   105
================================================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

-----------------------------------------------------------------------------------------------------
                                                               Year Ended December 31
-----------------------------------------------------------------------------------------------------
                                                       2002             2001             2000
-----------------------------------------------------------------------------------------------------
Statutory federal tax rate                            (34.0)%            34.0%            34.0%
State income taxes, net of federal tax benefit         (4.5)              2.8              1.4
Tax credits                                            (2.9)             (4.0)            (4.5)
Cash value of life insurance                           (5.5)             (6.1)            (7.0)
Other                                                   1.9               1.1               .7
------------------------------------------------------------------------------------------------------
Effective tax rate                                    (45.0)%            27.8%            24.6%
=====================================================================================================

The provision (credit) for income taxes consists of the following:

-----------------------------------------------------------------------------
                                       Year Ended December 31
-----------------------------------------------------------------------------
                               2002             2001             2000
-----------------------------------------------------------------------------
Federal
   Current                    $    702           $1,448           $1,172
   Deferred                     (2,840)            (205)            (111)
-----------------------------------------------------------------------------
                                (2,138)           1,243            1,061
-----------------------------------------------------------------------------
State
   Current                          94              246               71
   Deferred                       (475)             (24)              32
-----------------------------------------------------------------------------
                                  (381)             222              103
-----------------------------------------------------------------------------
                               $(2,519)          $1,465           $1,164
=============================================================================

The Company paid $290,000, $969,000 and $1,624,000 of state and federal income taxes in 2002, 2001 and 2000.


11.  EMPLOYEE BENEFITS

The Company is a participating employer in a multi-employer defined-benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. Since the defined-benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. Pension expense for the plans totaled $215,000, $5,000, and $38,000 in 2002, 2001 and 2000, respectively.

The Company has arrangements that provide retirement and death benefits to certain officers and directors. The accrual of benefits totaled $744,000, $420,000 and $235,000 for 2002, 2001 and 2000. In connection with these and other benefits, life insurance has been purchased with the proceeds from the policies to be utilized for the payment of benefits.

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

Under the 1987 Stock Option Plan and the 1996 Stock Option and Incentive Plan ("1996 Plan"), which are accounted for under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. Plan terms permit certain nonincentive stock options to be granted at less than market value at plan committee discretion. Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans. The period for exercising options shall not exceed ten years from the date of grant. The plans also permit grants of stock appreciation rights. An amendment of the 1996 Plan extended the plan's term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares.

The following is a summary of the status of the Company's stock option plans and changes in those plans as of and for the years ended December 31, 2002, 2001 and 2000.

----------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                  2002                        2001                         2000
----------------------------------------------------------------------------------------------------------------------------
                                                     WEIGHTED-                     Weighted-                   Weighted-
                                                      AVERAGE                       Average                     Average
                 OPTIONS                 SHARES    EXERCISE PRICE     Shares    Exercise Price    Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          203,510      $14.37         226,786         $14.31       255,505       $14.43
Granted                                    22,000       14.25              --          --            1,000        10.63
Exercised                                  (9,713)      14.15              --          --             (825)        9.43
Forfeited/expired                         (16,775)      17.81         (23,276)         13.81       (28,894)       14.01
                                                                                               --------------
                                      -------------               ---------------
Outstanding at end of year                199,022       14.27         203,510          14.37       226,786        14.31
                                      =============               ===============              ==============
Options exercisable at year end           187,022      $14.27         201,750         $14.35       215,082       $14.32
Weighted-average fair value of
   options granted during the year                      $1.58                           --                        $2.35

As of December 31, 2002, selected other information in exercise price ranges for options outstanding and exercisable is as follows:

                           Outstanding                                                    Exercisable
--------------------------------------------------------------------------        ------------------------------
                                     Weighted-           Weighted-Average                         Weighted-
Exercise Price       Number           Average         Remaining Contractual         Number         Average
    Range           of Shares      Exercise Price               Life              of Shares     Exercise Price
--------------------------------------------------------------------------        ------------------------------
$9.43 - 12.53        64,177          $12.46                 3.1 years               64,177         $12.46
13.05 - 18.30       134,845           15.13                 4.8 years              122,845          15.22

There were 177,442 shares under the 1996 Plan available for grant at December 31, 2002.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                                 2002            2000
                                                                          ----------------------------------
Risk-free interest rates                                                        3.3%            6.4%
Dividend yields                                                                 4.7%            5.3%
Expected volatility factors of market price of common stock                    18.4%           27.9%
Weighted-average expected life of the options                                 10 YEARS         8 years

The pro forma effect on net income is disclosed in Note 1.

12.  SHAREHOLDERS' EQUITY

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

In addition, without prior approval, current regulations allow ABT to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by ABT to pay dividends in excess of this restriction and the Company's Board of Directors have resolved not to cause ABT to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2002, the shareholder's equity of ABT was $39,590,000 and approval is required by the Indiana Department of Financial Institutions to pay dividends to the Company.

13.  EARNINGS (LOSS) PER SHARE

                                                                     Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                               2002                          2001                           2000
------------------------------------------------------------------------------------------------------------------------------
                                            WEIGHTED-                      Weighted-                      Weighted-
                                             AVERAGE  PER SHARE             Average  Per Share             Average  Per Share
                                     LOSS    SHARES     AMOUNT    INCOME    Shares     Amount    Income    Shares     Amount
------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
   Income (loss) available to      $(3,075)  3,147,301  $(.98)    $3,800  3,146,616   $1.21      $3,562   3,146,451  $1.13
     common shareholders                                ======                        =====                          =====

Effect Of Dilutive Stock Options        --        --                 --       1,352                 --          110
                                   --------------------         ----------------------         ----------------------
Diluted Earnings Per Share
   Income available to common
     shareholders and assumed
     conversions                   $(3,075)  3,147,301  $(.98)    $3,800  3,147,968   $1.21      $3,562   3,146,561  $1.13
                                   ===========================================================================================

Options to purchase 199,022 shares of common stock at exercise prices of $9.43 to $18.30 per share were outstanding at December 31, 2002 but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

14.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                                            2002                2001
-----------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available for sale                              $        10             $(1,160)
Reclassification for realized amount included in income                                      (2,025)                 --
-----------------------------------------------------------------------------------------------------------------------------
         Other comprehensive income (loss), before tax effect                                 2,035              (1,160)
Tax expense (benefit)                                                                           801                (464)
------------------------------------------------------------------------------------------------------------------------------
         Other comprehensive income (loss)                                                   $1,234           $    (696)
=============================================================================================================================


15.  REGULATORY MATTERS

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2002 and 2001, ABT is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2002, that management believes have changed this classification.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Actual and required capital amounts and ratios for ABT are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                              Required For
                                                                           Adequate Capital(1)          Actual Capital
------------------------------------------------------------------------------------------------------------------------------
                                                                          Ratio        Amount       Ratio         Amount
------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital 1 (to risk-weighted assets)                        8.0%        23,754       13.89%       41,255
Tier 1 capital (to risk-weighted assets)                                    4.0         11,877       12.61        37,455
Core capital 1 (to adjusted total assets)                                   3.0         14,109        7.96        37,455
Core capital 1 (to adjusted tangible assets)                                2.0          9,406        7.96        37,455
Tangible capital (to adjusted total assets)                                 1.5          7,054        7.96        37,455

(1) As defined by regulatory agencies

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                              Required For
                                                                           Adequate Capital(1)         Actual Capital
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Ratio        Amount       Ratio        Amount
-----------------------------------------------------------------------------------------------------------------------------
Total risk-based capital 1 (to risk-weighted assets)                        8.0%       $26,903       13.0%       $43,710
Tier 1 capital (to risk-weighted assets)                                    4.0         13,451       12.48        41,980
Core capital 1 (to adjusted total assets)                                   3.0         16,002        7.87        41,980
Core capital 1 (to adjusted tangible assets)                                2.0         10,668        7.87        41,980
Tangible capital (to adjusted total assets)                                 1.5          8,001        7.87        41,980

(1) As defined by regulatory agencies

During the second quarter of 2002, ABT entered into a memorandum of understanding (the "MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). Among other things, the MOU required ABT to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving ABT's profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in the most recent examination report by the FDIC and DFI. While the MOU is in effect, ABT must maintain Tier 1 capital at or above 7% of assets.

The Company's Board of Directors have adopted resolutions providing that the Company will not cause ABT to pay dividends if its Tier 1 capital would be less than 7% thereafter, that the Company will not incur additional debt without prior Federal Reserve approval, and that the Company will not purchase any treasury stock. The resolutions remain in effect until the MOU is lifted.

The Company believes that the Company and ABT have taken all actions specified in the MOU and Board resolutions within the timeframes specified. The Company does not believe the MOU or Board resolutions will materially affect the operations of the Company or ABT. A failure to comply with either the MOU or resolutions could lead to the initiation of formal enforcement action by the FDIC, DFI and the Federal Reserve.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


ABT has qualified under provisions of the Internal Revenue Code that permit it to deduct from taxable income a provision for bad debts which differs from the provision for such losses charged against income. Accordingly, retained earnings at December 31, 2002, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of "bank" status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The  following   table  presents  the  estimates  of  fair  value  of  financial instruments:

---------------------------------------------------------------------------------------------------------
                                                                    December 31
----------------------------------------------------------------------------------------------------------
                                                         2002                          2001
----------------------------------------------------------------------------------------------------------
                                               CARRYING         FAIR         Carrying         Fair
                                                 VALUE          VALUE          Value          Value
---------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                    $  45,696     $  45,696       $  11,801     $  11,801
   Investment securities                           58,155        58,155         140,629       140,629
   Loans                                          304,586       309,792         350,383       346,395
   Interest receivable                              1,958         1,958           3,263         3,263
   Stock in FHLB                                    6,759          6759           7,365         7,365
   Cash surrender value of life insurance          18,932        18,932          18,035        18,035

Liabilities
   Deposits                                       402,187       403,745         412,413       414,413
   Borrowings                                       6,432         6,897          89,513        91,572
   Interest payable                                   411           411             982           982
   Drafts payable                                   5,099         5,099           6,152         6,152

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


17.  PARENT COMPANY FINANCIAL INFORMATION

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

---------------------------------------------------------------------------------------
                                                             December 31
---------------------------------------------------------------------------------------
BALANCE SHEETS                                         2002               2001
---------------------------------------------------------------------------------------
Assets
   Cash                                              $       --        $         1
   Advances to subsidiaries                                  --              1,341
   Investment in ABT                                     39,590             42,896
   Investments in affiliates                                464                371
   Other assets                                             360                  6
---------------------------------------------------------------------------------------
                                                        $40,414            $44,615
=======================================================================================
Liabilities and shareholders' equity
   Notes payable to subsidiaries                     $       --          $     243
   Notes payable, other                                     840                930
   Other liabilities                                        534                547
   Shareholders' equity                                  39,040             42,895
---------------------------------------------------------------------------------------
                                                        $40,414            $44,615
=======================================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS                                                    2002              2001              2000
----------------------------------------------------------------------------------------------------------------------------
Dividends from subsidiaries                                                  $1,500            $3,000            $2,888
Interest income                                                                   6                47                30
-----------------------------------------------------------------------------------------------------------------------------
                                                                              1,506             3,047             2,918
Operating expense                                                               489               594               664
----------------------------------------------------------------------------------------------------------------------------
   Income before income tax benefit and equity in undistributed
     income of subsidiaries                                                   1,017             2,453             2,254
Income tax benefit                                                              356               511               521
-----------------------------------------------------------------------------------------------------------------------------
                                                                              1,373             2,964             2,775
Equity in undistributed income of subsidiaries and affiliates
   (distributions in excess of equity in income)                             (4,448)              836               787
-----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                          $ (3,075)           $3,800            $3,562
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                     2002              2001             2000
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income (loss)                                                         $(3,075)          $3,800            $3,562
   Items not requiring (providing) cash
     Equity in undistributed income of subsidiaries and affiliates             4,448             (866)             (787)
     Other adjustments                                                          (368)             210               141
-----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             1,005            3,144             2,916
----------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Advance to subsidiaries                                                     1,341              484              (722)
   Proceeds from sale of premises and equipment                                   --               --               176
-----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                   1,341              484              (546)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities
   Repayment of notes payable to subsidiaries                                   (243)            (250)           (2,550)
   Proceeds from other borrowings                                                 --               --             2,500
   Repayment of other borrowings                                                 (90)          (1,491)             (440)
   Cash dividends paid                                                        (2,014)          (1,888)           (1,888)
   Purchase of common stock                                                     (137)              --                --
   Proceeds from exercise of stock options                                       137               --                 8
-----------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                (2,347)          (3,629)           (2,370)
----------------------------------------------------------------------------------------------------------------------------
Change in cash                                                                    (1)              (1)               --
Cash at beginning of year                                                          1                2                 2
----------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                         $     --        $       1         $       2
============================================================================================================================

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


18.  QUARTERLY DATA (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                           FIRST            SECOND            THIRD            FOURTH
                                                          QUARTER           QUARTER          QUARTER           QUARTER
----------------------------------------------------------------------------------------------------------------------------
2002
   TOTAL INTEREST INCOME                                     $8,592           $7,476           $7,268            $6,637
   TOTAL INTEREST EXPENSE                                     5,244            4,775            4,192             3,330
   NET INTEREST INCOME                                        3,348            2,701            3,076             3,307
   PROVISION FOR LOAN LOSSES                                  1,250              150              150             5,750
   NET INCOME                                                (2,050)             600              786            (2,411)
----------------------------------------------------------------------------------------------------------------------------
   BASIC AND DILUTED EARNINGS PER SHARE                        (.65)             .19              .25              (.77)
----------------------------------------------------------------------------------------------------------------------------
   DIVIDENDS DECLARED PER SHARE                                 .16              .16              .16               .16
----------------------------------------------------------------------------------------------------------------------------
   STOCK PRICE RANGE
     HIGH                                                     16.00            15.10            14.20             13.25
     LOW                                                      13.15            13.85            12.10             12.70
----------------------------------------------------------------------------------------------------------------------------
2001
   Total interest income                                     $9,927           $9,237           $8,664            $9,342
   Total interest expense                                     6,619            6,243            5,768             5,613
   Net interest income                                        3,308            2,994            2,896             3,729
   Provision for loan losses                                     90               90               90                90
   Net income                                                 1,053              780              751             1,216
----------------------------------------------------------------------------------------------------------------------------
   Basic and diluted earnings per share                       .33               .25              .24               .39
----------------------------------------------------------------------------------------------------------------------------
   Dividends declared per share                               .15               .15              .15               .16
----------------------------------------------------------------------------------------------------------------------------
   Stock price range
     High                                                    13.00             14.01           13.75              13.80
     Low                                                     10.31             10.35           12.00              11.75
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                (A)                            (B)                           (C)
                                                                                                NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO BE                                 AVAILABLE FOR FUTURE ISSUANCE
                                      ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                                        OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                           WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                        -------------------------    ----------------------------  ------------------------------
Equity compensation plans
  approved by security holders                199,022                      14.27                           177,442

Equity compensation plans not
  approved by security holders                     --                         --                                --
                                              -------                      -----                           -------
     Total                                    199,022                      14.27                           177,442
                                              =======                      =====                           =======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Annual Report. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
statements are filed under Item 8 hereof:

               Report of Independent Auditors

               Consolidated Balance Sheets at December 31, 2002 and 2001

               Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2002

               Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 2002

               Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2002

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

   NO.      DESCRIPTION
   --       -----------
   10.2*    Employment  Agreement, dated February 26,  2001,  between Ameriana
            Bank & Trust and Harry J. Bailey -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

   10.3* Employment Agreement, dated February 26, 2001, between Ameriana Bank & Trust and Timothy G. Clark -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

   10.4* Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

   10.5* Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999, between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

   10.6* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999 between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2000

   10.7* Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

   10.8* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Nancy A. Rogers -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

   10.9* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Jan F. Wright -- incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2001

   10.10* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Deborah Bell - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

   NO.      DESCRIPTION
   --       -----------

   10.11* Change-in-Control Severance Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Ronald M. Holloway -- incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001

   21       Subsidiaries

   23       Consent of BKD, LLP

   99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______
*  Management contract or compensation plan or arrangement

     (b) REPORTS ON FORM 8-K.  The  Company did not file any Current  Reports on
         -------------------
Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report.

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

                                       AMERIANA BANCORP


Date:    March 25, 2003                By: /s/ Harry J. Bailey
                                           -------------------------------------
                                           Harry J. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By: /s/ Harry J. Bailey                                    March 25, 2003
    ---------------------------------------------
        Harry J. Bailey
        President, Chief Executive Officer
       and Director
       (Principal Executive Officer)

By: /s/ Bradley L. Smith                                   March 25, 2003
    ---------------------------------------------
       Bradley L. Smith
       Senior Vice President - Treasurer
       (Principal Financial and Accounting Officer)

By:
    ---------------------------------------------
        Paul W. Prior
        Chairman of the Board and Director

By: /s/ Donald C. Danielson                                March 26, 2003
    ---------------------------------------------
        Donald C. Danielson
        Director

By:
    ---------------------------------------------
       Charles M. Drackett, Jr.
       Director

By: /s/ R. Scott Hayes                                     March 25, 2003
    ---------------------------------------------
        R. Scott Hayes
        Director

By:
    ---------------------------------------------
       Michael E. Kent
       Director

By: /s/ Ronald R. Pritzke                                  March 25, 2003
    ---------------------------------------------
       Ronald R. Pritzke
       Director

                                  CERTIFICATION


     I, Harry J. Bailey, President and Chief Executive Officer of Ameriana Bancorp, certify that:

     1. I have reviewed this annual report on Form 10-K of Ameriana Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


                                /s/ Harry J. Bailey
                                -------------------------------------------
                                Harry J. Bailey
                                President and Chief Executive Officer

                                  Certification


     I, Bradley L. Smith, Senior Vice President and Principal Financial and Accounting Officer of Ameriana Bancorp, certify that:

     1. I have reviewed this annual report on Form 10-K of Ameriana Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


                                /s/ Bradley L. Smith
                                -----------------------------------------------
                                Bradley L. Smith
                                Senior Vice President and Principal Financial and Accounting Officer