Form 10-Q
period 2003-03-31
AMERIANA BANCORP
filed 2003-05-15
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended: March 31, 2003    Commission File Number:  0-18392
---------------------


                                Ameriana Bancorp

             Indiana                                       35-1782688
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification
incorporation or organization)                  number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2003, there were issued and outstanding 3,148,288 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                        Page No.
                                                                        -------

     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets
              as of March 31, 2003 and December 31, 2002. . . . . . . . . .  3

              Consolidated Condensed Statements of Operations for
              the three months ended March 31, 2003 and 2002 . . . . . . . . 4

              Consolidated Condensed Statement of Shareholders' Equity
              for the three months ended March 31, 2003. . . . . . . . . . . 5

              Consolidated Condensed Statements of Cash Flows for the
              three months ended March 31, 2003 and 2002 . . . . . . . . . . 6

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

SIGNATURES AND CERTFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . 20

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                         March 31    December 31,
                                                           2003         2002
                                                       (Unaudited)
                                                       -----------   ----------
Assets

  Cash on hand and in other institutions               $   8,683    $   7,481
  Interest-bearing demand deposits                        21,519       38,215
                                                       ---------    ---------
      Cash and cash equivalents                           30,202       45,696

  Investment securities available for sale               105,852       58,155
  Mortgage loans available for sale                        1,918        3,825
  Loans receivable                                       297,970      313,252
  Allowance for loan losses                               (8,631)      (8,666)
                                                       ---------    ---------

      Net loans receivable                               289,339      304,586
  Real estate owned                                          582          489
  Premises and equipment                                   7,831        7,901
  Stock in Federal Home Loan Bank                          6,768        6,759
  Mortgage servicing rights                                1,266        1,197
  Investments in unconsolidated affiliates                 1,510        1,583
  Goodwill                                                 1,291        1,291
  Cash surrender value of life insurance                  19,146       18,932
  Deferred Taxes                                           2,556        2,611
  Other assets                                             3,731        3,782
                                                       ---------    ---------

          Total assets                                 $ 471,992    $ 456,807
                                                       =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                           $  21,398    $  19,124
         Interest-bearing                                395,282      383,063
                                                       ---------    ---------

            Total deposits                               416,680      402,187
  Advances from Federal Home Loan Bank                     5,289        5,592
  Notes payable                                              750          840
  Drafts payable                                           4,739        5,099
  Advances by borrowers for taxes and insurance              562          380
  Other liabilities                                        4,476        3,669
                                                       ---------    ---------

          Total liabilities                              432,496      417,767

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                            --           --
  Common stock ($1.OO par value; authorized
       15,000,000 shares; issued shares:
       3,148,288 and 3,147,463, respectively)              3,148        3,147
  Additional paid-in capital                                 506          499
  Retained earnings                                       35,107       34,856
  Accumulated other comprehensive income                     735          538
                                                       ---------    ---------

          Total shareholders' equity                      39,496       39,040
                                                       ---------    ---------

          Total liabilities and shareholders' equity   $ 471,992    $ 456,807
                                                       =========    =========

See accompanying notes to consolidated condensed financial statements.

                        AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                              2003                 2002
                                                             -------              -------
Interest Income:
   Interest and fees on loans                                $ 5,470              $ 6,255
   Interest on mortgage-backed securities                        244                1,744
   Interest on investment securities                             212                  403
   Other interest and dividend income                            262                  190
                                                             -------              -------

      Total interest income                                    6,188                8,592

Interest Expense:
   Interest on deposits                                        2,958                4,106
   Interest on FHLB advances and other borrowings                102                1,137
                                                             -------              -------

      Total interest expense                                   3,060                5,243
                                                             -------              -------

Net interest income                                            3,128                3,349

Provision for Loan Losses                                        150                1,250
                                                             -------              -------

Net interest income after provision for loan losses            2,978                2,099

Other Income:
   Net loan servicing fees                                       (29)                  46
   Other fees and service charges                                282                  195
   Brokerage and insurance commissions                           250                  268
   Net loss on investments in unconsolidated affiliates          (49)                 (50)
   Gains on sales of loans and servicing rights                  483                  234
   Gain (loss) on sale of investments                             40               (3,212)
   Increase in cash surrender value of life insurance            214                  180
   Other                                                           5                   61
                                                             -------              -------

      Total other income                                       1,196               (2,278)

Other Expense:
   Salaries and employee benefits                              2,006                2,109
   Net occupancy and equipment expense                           397                  387
   Federal insurance premium                                      49                   18
   Data processing expense                                        69                  120
   Printing and office supplies                                   53                   75
   Amortization of intangible assets                               8                    8
   Other                                                         639                  506
                                                             -------              -------

      Total other expense                                      3,221                3,223
                                                             -------              -------

Income (loss) before income taxes                                953               (3,402)

Income taxes                                                     198               (1,352)
                                                             -------              -------

Net Income (Loss)                                            $   755              $(2,050)
                                                             =======              =======

Basic Earnings (Loss) Per Share                              $  0.24              $ (0.65)
                                                             =======              =======

Diluted Earnings (Loss) Per Share                            $  0.24              $ (0.65)
                                                             =======              =======

Dividends Declared Per Share                                 $  0.16              $  0.16
                                                             =======              =======

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                    2003
                                                  --------

Balances, January 1                               $ 39,040

Net income                                             755
Other comprehensive income                             197
                                                  --------
     Comprehensive income                              952

Exercise of stock options                                8

Dividends declared                                    (504)
                                                  --------

Balances, March 31                                $ 39,496
                                                  ========


See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended Mar 31,
                                                                         --------------------------
                                                                           2003              2002
                                                                         ---------        ---------
Operating Activities
  Net income (loss)                                                      $     755      $  (2,050)
  Items not requiring (providing) cash
    Provision for losses on loans                                              150          1,250
    Depreciation and amortization                                              362             89
    Increase in cash surrender value                                          (214)          (180)
    Mortgage loans originated for sale                                     (34,266)       (24,633)
    Proceeds from sale of mortgage loans                                    36,441         26,964
    Gains on sale of loans and servicing rights                               (483)          (234)
    Loss (Gain) on sale of investments                                         (40)         3,212
    Increase (decrease) in drafts payable                                     (360)        (2,929)
    Other adjustments                                                        1,259          6,479
                                                                         ---------      ---------
      Net cash provided by operating activities                              3,604          7,968
Investing Activities
  Purchase of investment securities available for sale                     (72,015)       (69,453)
  Proceeds from sale of investment securities available for sale            20,604        138,428
  Principal collected on mortgage-backed securities available for sale       3,809         17,631
  Net change in loans                                                       14,946          9,019
  Net purchases of premises and equipment                                      (95)          (312)
  Purchase of Federal Home Loan Bank stock                                      (9)           (17)
  Other investing activities                                                    58           (337)
                                                                         ---------      ---------
    Net cash provided by (used in) investing activities                    (32,702)        94,959
Financing Activities
  Net change in demand and passbook deposits                                 3,146         (2,659)
  Net change in certificates of deposit                                     11,347         16,221
  Proceeds from borrowings                                                      --         17,500
  Repayment of borrowings                                                     (393)       (47,846)
  Purchase of common stock                                                      --           (137)
  Exercise of stock options                                                      8            137
  Cash dividends paid                                                         (504)          (504)
                                                                         ---------      ---------
    Net cash provided by (used in) financing activities                     13,604        (17,288)
                                                                         ---------      ---------
Change in Cash and Cash Equivalents                                        (15,494)        85,639
Cash and Cash Equivalents at Beginning of Year                              45,696         11,823
                                                                         ---------      ---------
Cash and Cash Equivalents at End of Year                                 $  30,202      $  97,462
                                                                         =========      =========

Supplemental information:
  Interest paid                                                          $   1,542      $   2,331
  Income taxes paid                                                            750            123

See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A - - BASIS OF PRESENTATION

     Ameriana Bancorp (the "Company") was incorporated under Indiana law for the purpose of becoming the holding company for Ameriana Bank and Trust of Indiana. In 1990, the Company acquired all of Ameriana Bank and Trust of Indiana common stock in connection with its reorganization into the holding company form of ownership. In 1992, the Company acquired Ameriana Bank of Ohio, F.S.B. ("ABO"). ABO was merged into Ameriana Bank and Trust of Indiana in October 2000. On June 29, 2001, Ameriana Bank and Trust of Indiana converted from a Federal savings bank to an Indiana chartered state savings bank and changed its name to Ameriana Bank and Trust, SB (the "Bank"). At the same time, the Company contributed Ameriana Insurance Agency, Inc. ("AIA") to the Bank. AIA operates a general insurance agency in three locations. The Bank has a brokerage operation through its wholly owned subsidiary Ameriana Financial Services, Inc. ("AFS"). AFS also owns a partial interest in a life insurance company and a title insurance company. In 1995, the Company purchased a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits. In 2003, the Company formed Ameriana Investment Management, Inc ("AIMI"), a wholly owned subsidiary of the Bank, which holds and manages investments for the Bank.

     The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2002.

     The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE B - - SHAREHOLDERS' EQUITY

     On February 24, 2003, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $504,000, was accrued for payment to shareholders of record on March 14, 2003, and was paid on April 4, 2003. Payment was made for 3,148,288 shares compared to 3,147,463 in the previous quarter. Stock options totaling 825 shares were exercised during the first quarter of 2003.

     The Company's net income increased $2,805,000 to $755,000 ($0.24 basic and diluted earnings per share) for the quarter ended March 31, 2003, compared to a loss of $2,050,000 ($0.65 loss per basic and diluted share) for the same period in 2002.

     Earnings per share were computed as follows:

                                                                             (In thousands, except share data)
                                                                                Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------------
                                                             2003                                  2002
-----------------------------------------------------------------------------------------------------------------------
                                                           Weighted                              Weighted
                                               Income       Average    Per Share     Income       Average     Per Share
                                               (Loss)       Shares       Amount      (Loss)       Shares       Amount
-----------------------------------------------------------------------            ------------------------------------
Basic Earnings (Loss) per Share:
Income available to Common shareholders         $755        3,147,784    $0.24      $(2,050)     3,147,463    $(0.65)
                                                                         =====                                ======
Effect of dilutive stock options                  --              200                    --          5,239
                                                ---------------------              -----------------------
Diluted Earnings (Loss) Per Share: Income
available to common shareholders and
assumed conversions                             $755        3,147,984    $0.24      $(2,050)     3,152,702    $(0.65)
                                                ====================================================================

At March 31, 2003, options to purchase 197,197 shares were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of common shares.

NOTE C - - Effect of Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

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

     SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

     The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     No options were issued in the first quarter of 2003 or the first quarter of 2002. Generally options vest upon grant.

     The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

     In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

     Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

     The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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

Agreement to Sell Ohio Branches
-------------------------------

     On April 7, 2003, the Company announced that it has agreed to sell its two Cincinnati-area branches to Peoples Community Bancorp, Inc. (NASDAQ/NM: PCBI) of West Chester, Ohio for an expected after-tax gain of $2.7 million or $0.86 per diluted share. The two branches are located in Deer Park and Landen, Ohio.

     In the sale  Ameriana  will convey all  consumer  and  commercial  loans of approximately  $31,000,000  but  will  retain  in the  Company's  portfolio  and continue to service single-family residential loans of approximately $29,000,000. Ameriana will also convey approximately $63 million in savings deposits as part of the transaction. The Company expects to complete the transaction during the third quarter of 2003, subject to regulatory review and approval.

Critical Accounting Policies
----------------------------

     The notes to the consolidated financial statements included in the Company's 2002 annual report contain a summary of the Company's significant accounting policies. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses ("ALL"), and the valuation of mortgage servicing rights, ("MSR's"), and the way the Company accounts for goodwill and other intangibles.

Allowance for Loan Losses
-------------------------

     The allowance for loan losses provides coverage for probable losses inherent in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Valuation of Mortgage Servicing Rights
--------------------------------------

     MSR's associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Goodwill and Other Intangibles
------------------------------

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

FINANCIAL CONDITION
-------------------

     Total assets increased $15,185,000 to $471,992,000 at March 31 2003 from $456,807,000 at December 31, 2002. The main reason for the increase was due to an increase in deposits.

     Cash and cash equivalents decreased $15,494,000 or 33.91% during the first quarter of 2003 to $30,202,000. The main reason for the decrease was due to the purchase of investment securities.

     Investment securities available for sale increased $47,697,000 or 82.02% during the first quarter of 2003 to $105,852,000. The funding for the increase came from loan payoffs, deposits, and cash and cash equivalents.

     Total outstanding loans decreased $15,282,000 or 4.88% during the first quarter of 2003 to $297,970,000. The decline was mainly due to mortgage loan refinancing and the subsequent sale of those loans.

     Deposits increased $14,493,000 or 3.60% during the first quarter of 2003 to $416,680,000. The main cause of the increase was due to the introduction of a new interest-bearing checking account.

     The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB"). As of March 31, 2003, the Company's cash and interest-bearing time deposits totaled $30,002,000, or 6.4%, of total assets.

     The regulatory minimum net worth requirement is 8% for the Bank under the most stringent of the three capital regulations (total risk-based capital to risk-weighted assets). At March 31, 2003, Ameriana had total risk-based capital of $41,275,000 and a 13.07% ratio. The Company's tier 1 capital ratio was 8.05% at March 31, 2003, which exceeded the regulatory minimum required tier 1 capital ratio of 4.00%.

     At March 31, 2003 and  December  31,  2002,  the  Company  had  outstanding commitments to originate loans of approximately $27,601,000 and $8,379,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $23,225,000 and $22,231,000 of conditional commitments for lines of credit receivables at March 31, 2003 and December 31, 2002.

RESULTS OF OPERATIONS
---------------------

     Net income for the quarter ended March 31, 2003 increased to $755,000, or $0.24 per diluted share compared to a loss of $2,050,000 or $0.65 per diluted share reported in the first quarter of 2002. The loss in the first quarter of 2002 was mainly due to disposition of investments for a loss, additional reserve for loan losses due to an increase in non-performing loans, and higher compensation and benefits costs. These factors are discussed in further detail.

     The Bank's interest rate position at year-ended 2001 exceeded the Bank's risk parameters, primarily due to volatile collateralized mortgage obligations. The Company disposed of most of its investments during the first quarter of 2002. The loss on disposition of these securities was approximately $3,212,000, or approximately $1,900,000 after tax or $0.61 per diluted share. The funds from the investments liquidation were subsequently reinvested in the first and second quarter of 2002 in instruments that are thought to be less interest-rate sensitive, or were used to pay down a portion of funds borrowed from the Federal Home Loan Bank.

     The Company adjusted the balance sheet through the sale of an additional $44,601,000 of investments in the third quarter of 2002 with the proceeds from this latest investment sale were used to prepay higher-rate Federal Home Loan Bank advances. As discussed below, these transactions improved the Company's net interest margin through the reduction of higher rate debt using proceeds from the sale of lower earning investments.

     The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 31 basis points during the first quarter of 2003 compared to the first quarter of 2002. The change is due to a decrease in yield of 106 basis points on average interest-earning assets offset by a 137 basis point reduction in the cost of interest-bearing average liabilities. The Company's increase in the net interest spread was due primarily to the balance sheet deleverage in the third quarter of 2002. Overall, the change in yields and cost of funds for 2003 is the result of general reductions in interest rates during 2002.

     The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the first quarter of 2003 and 2002:

                                       Three Months Ended Mar 31,
                                       --------------------------
                                          2003            2002
                                         (Dollars in Thousands)
                                       --------------------------
Average interest-earning assets        $   430,246    $   505,724
Average interest-bearing liabilities       396,633        472,378
                                       -----------    -----------

   Net interest-earning assets         $    33,613    $    33,346
                                       ===========    ===========

Average yield on/cost of:
Interest-earning assets                       5.83%          6.89%
Interest-bearing liabilities                  3.13%          4.50%
                                       -----------    -----------
   Net interest spread                        2.70%          2.39%
                                       ===========    ===========

     Net interest income for the first quarter of 2003 was $3,128,000 for a decrease of $221,000 or 6.60% compared to $3,349,000 recorded during the first quarter of 2002. The Company's lower net interest income for the first quarter of 2003 reflected primarily the impact of lower average earning assets for the period resulting primarily from the deleverage transaction in the third quarter 2002. The $2,404,000 decrease in interest income on average interest-earning assets is a combination of a decrease of $1,282,000 because of lower average balances and $1,122,000 due to lower rates. The decrease of $2,183,000 in cost of interest-bearing liabilities is a combination of a decrease of $841,000 from lower average balances and $1,342,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased to 2.95% for the first quarter of 2003 compared to 2.68% for the first quarter of 2002.

     The following table sets forth the details of the rate and volume change for the three months ended March 31, 2003 compared to the same period in 2002.

                                     (Dollars in Thousands)
                                     ----------------------
                                     Three Months Ended Mar 31,
                                          2003 vs 2002
                                --------------------------------
                                        Increase (Decrease)
                                          Due to Change in
                                --------------------------------
                                Volume      Rate      Net Change
                                -------    -------    ----------
Interest-earning assets         $(1,282)   $(1,122)    $(2,404)
Interest-earning assets            (841)    (1,342)     (2,183)
                                -------    -------     -------
Change in net interest income   $  (441)   $   220     $  (221)
                                =======    =======     =======

The following table summarizes the Company's non-performing assets at March 31, 2003 and December 31, 2002:

                                                                  In Thousands
                                                             March 31,         December 31,
                                                                2003             2002
                                                             ----------        ----------
Loans:
  Non-accrual                                                 $ 17,483         $  18,307
  Restructured Loans                                               481               485

  Over 90 days delinquent and still accruing                        86               135
  Real estate owned                                                582               489
                                                             ----------        ---------
Total                                                         $ 18,632         $  19,416
                                                             ==========        =========

     The Company's non-performing assets decreased $784,000 in the first quarter of 2003.

     Non-performing assets grew substantially in 2002. The main causes for the increase are related loans to a builder/developer and two lease pools.

     The Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and we are negotiating with the borrower and their counsel for resolution of the remaining properties. The total outstanding balance of the various loans totaled $3.6 million as of March 31, 2003 and December 31, 2002.

     The Bank is involved in a variety of litigation relating to its interests in two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment-leasing company that is now in bankruptcy.

     In June and September 2001, the Bank purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool is supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Service Center, a company, which has now filed bankruptcy.

     When the lease pools went into default, notice was given to each insurer. One them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center
(CMC), the company which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection.

     Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. A status conference was held on April 28, 2003. As a result of that conference, the judge will issue appropriate discovery orders in the near future.

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

     The total provision for loan losses was $150,000 during the first quarter of 2003 compared to $1,250,000 during the same period in 2002. The high provision expense in the first quarter of 2002 was mainly due to the two lease pools and a commercial property in Bloomington, Indiana. During the first quarter of 2003, net charge-offs (charge-offs less recoveries) were $185,000 compared to net charge-offs of $21,000 for the first quarter of 2002.

     Management believes the allowance for loan losses is adequate and that sufficient provision has been made to absorb any losses that may ultimately be incurred on non-performing loans and the remainder of the portfolio based on information at March 31, 2003. The allowance for loan losses as a percentage of loans was 2.90% and 2.77% at March 31, 2003 and December 31, 2002, respectively.

     The Company regularly monitors the developments related to the two lease pools and other non-performing loans and has discussions with its federal and state bank regulators so that it can determine whether its loss reserves are adequate. Based upon further developments, as well as further discussions with its federal and state bank regulators, it is possible that the Company may in the future determine to increase its loss reserves against the lease pools and other non-performing loans.

     Total other income increased $3,474,000 to $1,196,000 for the first quarter 2003 from a loss of $2,278,000 in the same period during 2002. Management sold investments for a net loss of $3,212,000 in the first quarter of 2002, which was the cause for the loss in other income. Sales of loans to the secondary market increased and the $483,000 gain on these sales and servicing rights in the first quarter 2003 was up from $234,000 for the same period in 2002.

     Total other expense in the first quarter 2003 was $3,221,000 compared to $3,223,000 for the same period in 2002. Salary and benefits expense for the first quarter of 2003 was $2,006,000 compared to $2,109,000 in the same period during 2002. Severance pay of $289,000 was incurred in the first quarter 2002. Merit pay adjustments, pension costs, and higher health care costs in the first quarter of 2003, as well as increased staffing in the last half of 2002, resulted in higher salary and benefit expense from the same period in 2002.

     Income tax expense was $198,000 in the first quarter of 2003 compared to a tax benefit of $1,352,000 for the same period in 2002. The effective tax rate was 20.8% in the first quarter of 2003, and (39.7)% for the same period in 2002. The primary difference between the effective tax rates and the statutory tax rates in the first quarter of 2003 relate to tax credits, cash value of life insurance, and a reduction in state tax expense. The primary difference between the effective tax rates and the statutory tax rates in the first quarter of 2002 relates to tax credits and cash value of life insurance.

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

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of March 31, 2003.

                                                                                          NPV as Percent of
                                   Net Portfolio Value                                  Present Value of Assets
-----------------------------------------------------------------------------------------------------------------
    Change in Rates          Dollar Amount   Dollar Change        Percent Change          NPV Ratio     Change
-----------------------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
+200 bp*                        $ 46,089       $ (2,837)             (5.80%)                9.78%        (36) bp*
Base or 0%                        48,926             --                  --                10.14           -
-200 bp*                          46,680         (2,246)              (4.59)                9.55         (59) bp*
-----------------------------------------------------------------------------------------------------------------
* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in prevailing interest rates as of December 31, 2002.

                                                                                          NPV as Percent of
                                   Net Portfolio Value                                  Present Value of Assets
-----------------------------------------------------------------------------------------------------------------
    Change in Rates          Dollar Amount   Dollar Change        Percent Change          NPV Ratio     Change
-----------------------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------
+200 bp*                        $ 36,812         $ (5,999)           (14.01%)               8.61%       (147) bp*
Base or 0%                        42,811               --                --                10.08          --
-200 bp*                          39,952           (2,859)            (6.68)                9.65        (43) bp*
-----------------------------------------------------------------------------------------------------------------
* basis points

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

               None filed in the first quarter of 2003

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERIANA BANCORP




DATE: May 15, 2003              /s/ Harry J. Bailey
      ------------              ---------------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: May 15, 2003              /s/ Bradley L. Smith
      ------------              ---------------------------------------
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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003                   /s/ Harry J. Bailey
                                     -----------------------------------
                                     Harry J. Bailey
                                     President and Chief Executive
                                     Officer

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2003           /s/ Bradley L. Smith
                             --------------------------------------
                             Bradley L. Smith
                             Senior Vice President-Treasurer and
                             Chief Financial Officer