Form 10-Q
period 2003-06-30
AMERIANA BANCORP
filed 2003-08-13
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2003    Commission File Number:  0-18392
---------------------


                                Ameriana Bancorp

Indiana                            35-1782688
-------------------------------   -------------------------------
(State or other jurisdiction of   (I.R.S. employer identification
incorporation or organization)     number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

As of July 31, 2003, there were issued and outstanding 3,148,288 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                             Page No.
                                                             -------

     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets
              as of June 30, 2003 and December 31, 2002 . .. . . . 3

              Consolidated Condensed Statements of Operations for
              the Three and Six Months Ended
              June 30, 2003 and 2002. . . . . . . . . . . . . . . .4

              Consolidated Condensed Statement of Shareholders'
              Equity for the six months ended June 30, 2003. .  . .5

              Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 . . .6

              Notes to Consolidated Condensed Financial
              Statements. . . . . . . . . . . . . . . . . . . . . .7

     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . . . . .10


     ITEM 3 - Quantitative and Qualitative Disclosure
                About Market Risk . . . . . . . . . . . . . . . . .17

     ITEM 4 - Controls and Procedures . . . . . . . . . . . . . . .18

PART II  -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . .19

SIGNATURES AND CERTFICATIONS. . . . . . . . . . . . . . . . . . . .20

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                       June 30,     December 31,
                                                         2003          2002
                                                      (Unaudited)
                                                       ---------    ---------

Assets

  Cash on hand and in other institutions               $  10,431    $   7,481
  Interest-bearing demand deposits                        18,479       38,215
                                                       ---------    ---------
      Cash and cash equivalents                           28,910       45,696

  Investment securities available for sale               110,828       58,155
  Mortgage loans available for sale                        2,273        3,825
  Loans receivable                                       261,401      313,252
  Allowance for loan losses                               (9,857)      (8,666)
                                                       ---------    ---------

      Net loans receivable                               251,544      304,586
  Assets held for Cincinnati sale                         33,137           --
  Real estate owned                                          432          489
  Premises and equipment                                   7,331        7,901
  Stock in Federal Home Loan Bank                          6,854        6,759
  Mortgage servicing rights                                1,266        1,197
  Investments in unconsolidated affiliates                 1,559        1,583
  Goodwill                                                 1,291        1,291
  Cash surrender value of life insurance                  19,350       18,932
  Deferred Taxes                                           3,026        2,611
  Other assets                                             3,870        3,782
                                                       ---------    ---------

          Total assets                                 $ 471,671    $ 456,807
                                                       =========    =========

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                           $  20,161    $  19,124
         Interest-bearing                                337,043      383,063
                                                       ---------    ---------

            Total deposits                               357,204      402,187
  Liabilities to be relieved from Cincinnati sale         59,983           --
  Advances from Federal Home Loan Bank                     5,087        5,592
  Notes payable                                              750          840
  Drafts payable                                           6,187        5,099
  Advances by borrowers for taxes and insurance              400          380
  Other liabilities                                        2,930        3,669
                                                       ---------    ---------

          Total liabilities                              432,541      417,767

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
       none issued)                                           --           --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
       3,148,288 and 3,147,463, respectively)              3,148        3,147
  Additional paid-in capital                                 506          499
  Retained earnings                                       34,700       34,856
  Accumulated other comprehensive income                     776          538
                                                       ---------    ---------

          Total shareholders' equity                      39,130       39,040
                                                       ---------    ---------

          Total liabilities and shareholders' equity   $ 471,671    $ 456,807
                                                       =========    =========


See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                 Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                 -------------------------------------------
                                                                   2003       2002       2003         2002
                                                                 --------    --------   --------    --------
Interest Income:
   Interest and fees on loans                                    $  5,348    $  6,250   $ 10,818    $ 12,505
   Interest on investment securities                                  901         828      1,357       2,975
   Other interest and dividend income                                 163         398        425         588
                                                                 --------    --------   --------    --------

      Total interest income                                         6,412       7,476     12,600      16,068

Interest Expense:
   Interest on deposits                                             2,721       3,805      5,679       7,911
   Interest on FHLB advances and other borrowings                      96         970        199       2,108
                                                                 --------    --------   --------    --------

      Total interest expense                                        2,817       4,775      5,878      10,019
                                                                 --------    --------   --------    --------

Net interest income                                                 3,595       2,701      6,722       6,049

Provision for Loan Losses                                           1,400         150      1,550       1,400
                                                                 --------    --------   --------    --------

Net interest income after provision for loan losses                 2,195       2,551      5,172       4,649

Other Income:
   Net loan servicing fees (expense)                                  (63)         38        (93)         85
   Other fees and service charges                                     289         218        572         413
   Brokerage and insurance commissions                                232         265        482         533
   Net gain (loss) on investments in unconsolidated affiliates         49          49         (1)         (2)
   Gains on sales of loans and servicing rights                       470         217        953         451
   Gain (loss) on sale of investments                                   1          --         41      (3,212)
   Increase in cash surrender value of life insurance                 204         234        418         414
   Other                                                               16         166         21         228
                                                                 --------    --------   --------    --------

      Total other income                                            1,198       1,187      2,393      (1,090)

Other Expense:
   Salaries and employee benefits                                   1,963       1,753      3,968       3,862
   Net occupancy and equipment expense                                419         410        815         797
   Federal insurance premium                                           46          18         95          36
   Data processing expense                                             84          96        153         216
   Printing and office supplies                                        61          66        113         141
   Amortization of intangible assets                                    8           8         17          17
   Other                                                              854         705      1,493       1,210
                                                                 --------    --------   --------    --------

      Total other expense                                           3,435       3,056      6,654       6,279
                                                                 --------    --------   --------    --------

Income (loss) before income taxes                                     (42)        682        911      (2,720)

Income taxes                                                         (138)         82         60      (1,270)
                                                                 --------    --------   --------    --------

Net Income (Loss)                                                $     96    $    600   $    851    $ (1,450)
                                                                 ========    ========   ========    ========


Basic Earnings (Loss) Per Share                                  $   0.03    $   0.19   $   0.27    $  (0.46)
                                                                 ========    ========   ========    ========

Diluted Earnings (Loss) Per Share                                $   0.03    $   0.19   $   0.27    $  (0.46)
                                                                 ========    ========   ========    ========

Dividends Declared Per Share                                     $   0.16    $   0.16   $   0.32    $   0.32
                                                                 ========    ========   ========    ========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                               2003
                             --------

Balances, January 1          $ 39,040

Net income                        851
Other comprehensive income        238
                             --------
     Comprehensive income       1,089

Purchase of common stock           --
Exercise of stock options           8

Dividends declared             (1,007)
                             --------

Balances, June 30            $ 39,130
                             ========

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Six Months Ended June 30,

                                                                           2003         2002
                                                                         ---------    ---------
OPERATING ACTIVITIES
  Net income (loss)                                                      $     851    $  (1,450)
  Items not requiring (providing) cash
    Provision for losses on loans                                            1,550        1,400
    Depreciation and amortization                                              744          338
    Increase in cash surrender value                                          (418)        (414)
    Mortgage loans originated for sale                                    (109,258)     (39,469)
    Proceeds from sale of mortgage loans                                   111,370       44,389
    Gains on sale of loans and servicing rights                               (953)        (451)
    Loss (Gain) on sale of investments                                         (41)       3,212
    Increase (decrease) in drafts payable                                    1,088       (2,743)
    Other adjustments                                                       (1,034)       4,185
                                                                         ---------    ---------
      Net cash provided by operating activities                              3,899        8,997
INVESTING ACTIVITIES
  Purchase of investment securities available for sale                     (99,956)    (130,901)
  Proceeds from sale of investment securities available for sale            20,664      133,429
  Proceeds from maturities/calls of securities available for sale           19,000        6,350
  Principal collected on mortgage-backed securities available for sale       7,552       18,497
  Net change in loans                                                       18,686        9,238
  Net purchases of premises and equipment                                     (315)        (823)
  Other investing activities                                                   278           82
                                                                         ---------    ---------
    Net cash provided by (used in) investing activities                    (34,091)      35,872
FINANCING ACTIVITIES
  Net change in demand and passbook deposits                                33,782       12,511
  Net change in certificates of deposit                                    (18,782)     (16,693)
  Proceeds from borrowings                                                      --       20,812
  Repayment of borrowings                                                     (595)     (53,792)
  Purchase of common stock                                                      --         (137)
  Exercise of stock options                                                      8          137
  Cash dividends paid                                                       (1,007)      (1,006)
                                                                         ---------    ---------
    Net cash provided by (used in) financing activities                     13,406      (38,168)
                                                                         ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                        (16,786)       6,701
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              45,696       11,823
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  28,910    $  18,524
                                                                         =========    =========


Supplemental information:
  Interest paid                                                          $   5,959    $  10,183
  Income taxes paid                                                            950          290


See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A - - BASIS OF PRESENTATION

     Ameriana Bancorp is a bank holding company. Through its wholly owned subsidiary, Ameriana Bank and Trust, the Company offers an extensive line of banking services and provides a range of investments and securities products through branches in central Indiana and in the greater Cincinnati, Ohio area. As its name implies, Ameriana Bank and Trust also offers trust and investment management services, has interests in Family Financial Life Insurance Company and Indiana Title Insurance Company, and owns Ameriana Insurance Agency, a full-service insurance agency.
     The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2002.
         The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE B - - SHAREHOLDERS' EQUITY

     On May 22, 2003, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $504,000, was accrued for payment to shareholders of record on June 13, 2003, and was paid on July 3, 2003. Payment was made for 3,148,288 shares, the same as the previous quarter. Stock options totaling 825 shares were exercised during the first quarter of 2003.

NOTE C - - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                                (In thousands, except share data)
                                                                    Three Months Ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                            2003                            2002
---------------------------------------------------------------------------------------------------------------
                                                          Weighted                        Weighted
                                              Income       Average   Per Share             Average    Per Share
                                              (Loss)        Shares     Amount    Income     Shares      Amount
---------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share: Income
available to Common shareholders                 $96     3,148,288      $0.03      $600     3,147,463     $0.19
                                                                      =======                           =======
Effect of dilutive stock options                  --         1,279                   --         7,930
                                               ------------------                -------------------
Diluted Earnings (Loss) Per Share: Income
available to common shareholders and assumed
conversions                                      $96     3,149,567       $0.03     $600     3,155,393    $0.19
===============================================================================================================

                                                                   (In thousands, except share data)
                                                                        Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                            2003                            2002
---------------------------------------------------------------------------------------------------------------
                                                          Weighted                        Weighted
                                              Income       Average   Per Share   Income    Average    Per Share
                                              (Loss)        Shares     Amount     (Loss)    Shares      Amount
---------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share: Income
available to Common shareholders               $851     3,148,037       $0.27    ($1,450)  3,146,616     ($0.46)
                                                                      =======                           =======
Effect of dilutive stock options                 --           270                     --       6,585
                                               ------------------                -------------------
Diluted Earnings (Loss) Per Share: Income
available to common shareholders and assumed
conversions                                    $851     3,148,307       $0.27    ($1,450)  3,153,201     ($0.46)
===============================================================================================================


At June 30, 2003, options to purchase 133,825 shares were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of common shares.

NOTE D - - Effect of Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.
     Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.
     SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.
     The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.
     The FASB has stated it intends to issue an exposure draft of a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.
     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.
     In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.
     Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.
     The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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

Agreement to Sell Cincinnati Branches
-------------------------------------

     On April 7, 2003, the Company announced that it has agreed to sell its two Cincinnati-area branches to Peoples Community Bancorp, Inc. (NASDAQ/NM: PCBI) of West Chester, Ohio for an expected after-tax gain of $2,700,000 or $0.86 per diluted share. The two branches are located in Deer Park and Landen, Ohio.
     In the sale Ameriana will convey all consumer and commercial loans but will retain in the Company's portfolio and continue to service single-family residential loans of approximately $24,000,000. Ameriana will also convey deposits as part of the transaction. These sale components are identified in the June 30, 2003 balance sheet. The balance sheet account "Assets held for Cincinnati sale" consists of approximately $32,587,000 in loans and $550,000 in fixed assets. The balance sheet account "Liabilities to be relieved from Cincinnati sale" consists entirely of deposits. The Company expects to complete the transaction during the third quarter of 2003, subject to regulatory review and approval.

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

FINANCIAL CONDITION
-------------------

     Total assets  increased  $14,864,000 to  $471,671,000  or 3.25% at June 30,
2003 from $456,807,000 at December 31, 2002. The main reason for the increase was due to deposits, net of reclassification of deposits to be conveyed in the sale of the Cincinnati branches.
     Cash and cash equivalents decreased $16,786,000 or 36.73% during the first six months of 2003 to $28,910,000. The main reason for the decrease was due to the purchase of investment securities.
     Investment securities available for sale increased $52,673,000 or 90.57% during the first six months of 2003 to $110,828,000. The funding for the increase came from loan payoffs, deposits, and cash and cash equivalents.
     Total outstanding loans decreased $53,042,000 or 17.41% during the first six months of 2003 to $251,544,000. The decline was mainly due to mortgage loan refinancing, the subsequent sale of those loans, and the reclassification of loans held for the Cincinnati sale, which consists of approximately $32,587,000 of commercial and consumer loans.
     Deposits decreased $44,983,000 or 11.18% during the first six months of 2003 to $357,204,000. The decline was mainly due to deposits to be conveyed to the acquirer of the Cincinnati branches of approximately $59,983,000. Excluding the Cincinnati sale, deposits increased $15,000,000 mainly due to the new interest-bearing checking account introduced at the beginning of 2003.
     The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments and advances from the Federal Home Loan Bank ("FHLB").
     The Bank's capital ratios are well in excess of minimum regulatory requirements. At June 30, 2003, the Bank had a risk-based capital ratio of 12.71% and a tier 1 capital ratio of 7.79% at June 30, 2003.
     At June 30, 2003 and December 31, 2002, the Company had outstanding commitments to originate loans of approximately $23,402,000 and $15,439,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. The Company had $22,742,000 and $23,580,000 of conditional commitments for lines of credit receivables at June 30, 2003 and December 31, 2002. Unused draws against construction and commercial loan commitments totaled $9,281,000 and $8,863,000 at June 30, 2003 and December 31, 2002

RESULTS OF OPERATIONS
---------------------

     Net income for the second quarter of 2003 was $96,000, or $0.03 per diluted share compared to a profit of $600,000 or $0.19 per diluted share reported in the second quarter of 2002. The low earnings in the second quarter of 2003 were mainly due to an increase in the reserve for loan and lease losses primarily as a result of additional provision expense taken for a lease pool. Higher compensation and benefits cost and legal expenses also contributed to the lower earnings.
     For the first six months of 2003, the Company incurred a profit of $851,000 or $0.27 per diluted share compared with a net loss of $1,450,000 or $0.46 per diluted share in the year-earlier period. The loss in 2002 largely reflected charges in the first quarter of the year related to the liquidation of its investment portfolio and the increase in reserves for loan and lease losses. Net interest income for the first six months of 2003 was $6,722,000 versus $6,049,000 in the comparable period last year, while the provision for loan and lease losses amounted to $1,550,000 for the first six months of 2003 compared with $1,400,000 in the year-earlier period.
     The Bank's interest rate position at year-end 2001 exceeded the Bank's risk parameters, primarily due to collateralized mortgage obligations that were particularly volatile. The Company disposed of most of its investments during the first quarter of 2002. The loss on disposition of these securities was approximately $3,212,000, or approximately $1,900,000 after tax or $0.61 per diluted share. The funds from the investments liquidation were subsequently reinvested in the first and second quarter of 2002 in instruments that are thought to be less interest-rate sensitive, or were used to pay down a portion of funds borrowed from the Federal Home Loan Bank.
     The Company adjusted the balance sheet through the sale of an additional $44,601,000 of investments in the third quarter of 2002 with the proceeds from this latest investment sale were used to prepay higher-rate Federal Home Loan Bank advances. As discussed below, these transactions improved the Company's net interest margin through the reduction of higher rate debt using proceeds from the sale of lower earning investments.
     The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the second quarter and first six months of 2003 and 2002:


                                             Three Months Ended June 30,                 Six Months Ended June 30,
                                              2003                 2002                   2003              2002
                                       --------------------------------------    ------------------------------------
                                                                       (Dollars in Thousands)

Average interest-earning assets                 $433,290             $490,277              $431,777          $497,958
Average interest-bearing liabilities            $400,083             $457,273              $397,004          $464,784
                                       --------------------------------------    ------------------------------------

   Net interest-earning assets                  $ 33,207             $ 33,004              $ 34,773          $ 33,174
                                       ======================================    ====================================

Average yield on/cost of:
Interest-earning assets                            5.94%                6.12%                 5.88%             6.51%
Interest-bearing liabilities                       2.82%                4.19%                 2.99%             4.35%
                                       --------------------------------------    ------------------------------------

   Net interest spread                             3.12%                1.93%                 2.89%             2.16%
                                       ======================================    ====================================

     Net interest income for the second quarter of 2003 was $3,595,000 for an increase of $894,000 or 33.10% compared to $2,701,000 recorded during the same period in 2002. The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 119 basis points during the first quarter of 2003 compared to the first quarter of 2002. The change is due to a decrease in yield of 18 basis points on average interest-earning assets offset by a 137 basis point reduction in the cost of interest-bearing average liabilities. The change in interest rate spreads resulted in a decrease of lower interest income offset by lower interest expense. The $1,064,000 decrease in interest income on average interest-earning assets in the second quarter of 2003 is a combination of a decrease of $869,000 because of the decrease in average balances and $195,000 due to lower rates. The decrease of $1,958,000 in cost of interest-bearing liabilities in the second quarter of 2003 is a combination of a decrease of $597,000 from lower average balances and $1,361,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased to 3.33% for the second quarter of 2003 compared to 2.21% for the same period in 2002.
     Net interest income for the first six months of 2003 was $6,722,000 for an increase of $673,000 or 11.13% compared to $6,049,000 recorded during the same period in 2002. The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 73 basis points during the first six months of 2003 compared to the same period in 2002. The change is due to a decrease in yield of 63 basis points on average interest-earning assets offset by a 136 basis point reduction in the cost of interest-bearing average liabilities. The change in interest rate spreads resulted in a decrease in interest income offset by lower interest expense. The $3,468,000 decrease in interest income on average interest-earning assets for the first six months of 2003 is a combination of a decrease of $2,136,000 because of the decrease in average balances and $1,332,000 due to lower rates. The decrease of $4,141,000 in cost of interest-bearing liabilities for the first six months of 2003 is a combination of a decrease of $1,461,000 from lower average balances and $2,680,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased to 3.14% for the first six months of 2003 compared to 2.45% for the same period in 2002.
     The following table sets forth the impact of rate and volume changes on net interest income for the three and six months ended June 30, 2003 compared to the same periods in 2002.


                                                                          (Dollars in Thousands)
                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                                         2003 vs 2002                               2003 vs 2002
                                                      Increase (Decrease)                        Increase (Decrease)
                                                       Due to Change in                           Due to Change in

                                                Volume          Rate      Net Change       Volume          Rate      Net Change

Interest-earning assets                        $ (869)       $ (195)       $ (1,064)    $ (2,136)     $ (1,332)       $ (3,468)
Interest-bearing liabilities                     (597)       (1,361)         (1,958)      (1,461)       (2,680)         (4,141)
                                           ------------ ------------- --------------- ------------ -------------  --------------
Change in net interest income                  $ (272)       $ 1,166       $    894     $  (675)      $  1,348        $    673
                                           ============ ============= =============== ============ =============  ==============


The following table summarizes the Company's non-performing assets at June 30, 2003 and December 31, 2002:


                                                In Thousands
                                            June 30,  December 31,
                                               2003      2002
Loans:
Non-accrual                                  $17,911   $18,307
Restructured Loans                               627       485

Over 90 days delinquent and still accruing       677       135
Real estate owned                                432       489
                                             -------   -------

Total                                        $19,647   $19,416
                                             =======   =======



     The Company's non-performing assets increased $231,000 in the first six months of 2003.
     Non-performing assets grew substantially in 2002. The main causes for the increase are related loans to a builder/developer and two lease pools.

     The Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and we are negotiating with the borrower and their counsel for resolution of the remaining properties. The total outstanding balance of the various loans totaled $3.6 million as of June 30, 2003 and December 31, 2002.
     The Bank is involved in a variety of litigation relating to its interests in two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment-leasing company that is now in bankruptcy.
     In June and September 2001, the Bank purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool is supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Service Center, a company, which has now filed bankruptcy.
     When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center (CMC), the company which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection.
     Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. All parties are conducting discovery. No trial date has been set.
     The Bank has also been named as a defendant in a suit filed by a group of lessees in California state court against CMC, CSC, the banks that invested in the CMC pools and the insurers that issued the surety bonds on the CMC pools. The California suit alleges that the leases are usurious and un-collectable under California law. None of the plaintiffs in the California suit is a lessee in either of the lease pools purchased by the Bank.
     The Company believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools is $10,900,000. It is highly unlikely that the litigation will be resolved in 2003.
     The total provision for loan losses was $1,550,000 and $1,400,000 during the first six months of 2003 and 2002 respectively, and $1,400,000 and $150,000 during the second quarter of 2003 and 2002 respectively. The provision expense in the first six months of 2002 was primarily related to the two lease pools and a commercial property in Bloomington, Indiana.
     The increase in the provision expense in the second quarter of 2003 compared to the second quarter of 2002 primarily relates to one of the two CMC lease pools. The Bank set aside additional reserves of approximately $1.25 million in the second quarter of 2003. The Company believes this action, which relates largely to continuing uncertainty surrounding its investment in two pools of leases during 2001, is required as a result of the recent ratings downgrade of one of the two sureties involved in the transaction, the Kemper Insurance Companies, which is now rated "D" by A.M. Best. Moreover, the Company believes that this new, lower rating is perceived as an important factor by banking industry regulators in assessing the adequacy of reserves of institutions that invested in those lease pools.
     During 2002, the Company established reserves against the two lease pools equal to approximately 50% of the outstanding amount. By setting aside an additional $900,000 in specific reserves for the Kemper-insured lease pool, the Company has reserved approximately 65% of the Kemper-insured lease pool and approximately 58% of the combined outstanding amount of both lease pools. The Company believes that these reserve levels are consistent with the conservative posture that banking industry regulators will likely assume in this matter.

     The Company regularly monitors the developments related to the two lease pools and other non-performing loans and has discussions with its federal and state bank regulators so that it can determine whether its loss reserves are adequate. Based upon further developments, as well as further discussions with its federal and state bank regulators, it is possible that the Company may in the future determine to increase its loss reserves against the lease pools and other non-performing loans.
     Net charge-offs (charge-offs less recoveries) were $358,000 and $69,000 for the first six months of 2003 and 2002 respectively. Net charge-offs were $185,000 and $21,000 for the second quarter of 2003 and 2002 respectively.
     Management believes the allowance for loan losses is adequate and that sufficient provision has been made to absorb losses that may ultimately be incurred on non-performing loans and the remainder of the portfolio based on information at June 30, 2003. The allowance for loan losses as a percentage of loans was 3.77% and 2.77% at June 30, 2003 and December 31, 2002, respectively.
     Total other income increased $11,000 to $1,198,000 for the second quarter 2003 from $1,187,000 in the same period during 2002. Sales of loans to the secondary market increased and the $470,000 gain on these sales and servicing rights in the second quarter 2003 was up from $217,000 for the same period in 2002.
     Total other income increased $3,483,000 to $2,393,000 for the first six months of 2003 from a loss of $1,090,000 in the same period during 2002. Management sold investments for a net loss of $3,212,000 in the first quarter of 2002, which was the cause for the loss in other income in 2002. The gain on these sales and servicing rights for the first six months of 2003 was $953,000 compared to $451,000 for the previous period in 2002.
     Total other expense in the second quarter 2003 was $3,435,000 compared to $3,056,000 for the same period in 2002. Salary and benefits expense for the second quarter of 2003 was $1,963,000 compared to $1,753,000 in the same period during 2002.
     Total other expense for the first six months of 2003 was $6,654,000 compared to $6,279,000 for the same period in 2002. Salary and benefits expense for the first six months of 2003 was $3,968,000 compared to $3,862,000 in the same period during 2002. Severance pay of $289,000 was incurred in the first quarter 2002. Merit pay adjustments, pension costs, and higher health care costs during the first six months of 2003, as well as increased staffing in the last half of 2002, resulted in higher salary and benefit expense from the same period in 2002.
     The Company recorded an income tax benefit of $138,000 in the second quarter of 2003 compared to a tax expense of $82,000 for the same period in 2002. Income tax expense was $60,000 in the first six months of 2003 compared to a tax benefit of $1,270,000 for the same period in 2002. The differences are due to changes in pre-tax income.
     The effective tax rates and the statutory tax rates differ primarily to tax credits, cash value of life insurance, and a reduction in state tax expense.

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

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively, in prevailing interest rates as of June 30, 2003.

                                                                                                       NPV as Percent of
                                    Net Portfolio Value                                             Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
 Change in Rates                      Dollar Amount           Dollar Change     Percent Change          NPV Ratio           Change
------------------------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
+200 bp*                                $ 30,812              $ (6,995)            (18.50%)                6.69%           (125) bp*
Base or 0%                                37,807                                                            7.94
-100 bp*                                  41,254                 3,447               9.12%                  8.51             57  bp*
------------------------------------------------------------------------------------------------------------------------------------
* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively in prevailing interest rates as of December 31, 2002.

                                                                                                       NPV as Percent of
                                    Net Portfolio Value                                             Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
 Change in Rates                      Dollar Amount           Dollar Change     Percent Change          NPV Ratio           Change
------------------------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
+200 bp*                              $ 39,952             $ (2,859)                (6.68)                9.65%             (43) bp*
Base or 0%                              42,811                   --                    --                10.08                   --
-100 bp*                                41,054               (1,757)                (4.10)                9.61              (47) bp*
------------------------------------------------------------------------------------------------------------------------------------
* basis points

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
           --------------------------------

        a. Exhibits.

                 The following exhibits are filed with this report:

                 No.      Description
                 ---      -----------

                 31       Rule 13a-14(a) Certifications

                 32       Section 1350 Certifications

        b. Current Reports on Form 8-K
           ---------------------------

          On April 7, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 that its bank subsidiary, Ameriana Bank and Trust, SB (the "Bank"), had entered into a definitive Branch Purchase and Assumption Agreement with Peoples Community Bank ("Peoples"), a subsidiary of Peoples Community Bancorp, Inc. Pursuant to such agreement, the Bank will sell two of its retail branch offices located in Deer Park and Landen, Ohio to Peoples. No financial statements were filed with this report.

          On May 5, 2003, the Company filed a Current Report on 8-K reporting under item 9 its unaudited financial results for the quarter ended March 31, 2003. A copy of the press release was attached to this Report as an exhibit.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: August 13, 2003           /s/ Harry J. Bailey
                                -------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: August 13, 2003           /s/ Bradley L. Smith
                                -------------------------------
                                Bradley L. Smith
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)