Form 10-Q
period 2003-09-30
AMERIANA BANCORP
filed 2003-11-14
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


For the Quarter Ended: September 30, 2003    Commission File Number:  0-18392
---------------------


                                Ameriana Bancorp

Indiana                            35-1782688
-------------------------------   --------------------------------
(State or other jurisdiction of   (I.R.S. employer identification
incorporation or organization)     number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

As of October 31, 2003, there were issued and outstanding 3,148,288 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                      Page No.
                                                                      -------

     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets
              as of September 30, 2003 (Unaudited)
              and December 31, 2002 . . . . . . . . . . . . . . .. . . . 3

              Consolidated Condensed Statements of Operations for
              the Three and Nine Months Ended
              September 30, 2003 and 2002 (Unaudited). . . . . . . . . . 4

              Consolidated Condensed Statement of Shareholders'
              Equity for the Nine Months Ended September 30, 2003. . . . 5
              (Unaudited)

              Consolidated Condensed Statements of Cash Flows
              for the Nine Months Ended September 30, 2003
              and 2002 (Unaudited). . . . . . . .  . . . . . . . . . . . 6

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

ITEM 1 - Legal Proceedings
ITEM 2 - Changes in Securities and Use of Proceeds
ITEM 3 - Defaults upon Senior Securities
ITEM 4 - Submission of Matters to a Vote of Security Holders
ITEM 5 - Other Information
ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . .20

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                         September 30,           December 31,
                                                                                             2003                    2002
                                                                                          (Unaudited)
                                                                                     ----------------------  ----------------------
Assets

  Cash on hand and in other institutions                                                          $  8,338                $  7,481
  Interest-bearing demand deposits                                                                  25,778                  38,215
                                                                                     ----------------------  ----------------------
      Cash and cash equivalents                                                                     34,116                  45,696

  Investment securities available for sale                                                         106,783                  58,155
  Mortgage loans available for sale                                                                  1,970                   3,825
  Loans receivable                                                                                 218,744                 313,252
  Allowance for loan losses                                                                         (3,702)                 (8,666)
                                                                                     ----------------------  ----------------------

      Net loans receivable                                                                         215,042                 304,586
  Real estate owned                                                                                    569                     489
  Premises and equipment                                                                             7,424                   7,901
  Stock in Federal Home Loan Bank                                                                    6,864                   6,759
  Mortgage servicing rights                                                                          1,323                   1,197
  Investments in unconsolidated affiliates                                                           1,562                   1,583
  Goodwill                                                                                             564                   1,291
  Cash surrender value of life insurance                                                            19,524                  18,932
  Deferred taxes                                                                                     3,327                   2,611
  Other assets                                                                                       3,184                   3,782
                                                                                     ----------------------  ----------------------

          Total assets                                                                           $ 402,252               $ 456,807
                                                                                     ======================  ======================

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                                                                     $  18,882               $  19,124
         Interest-bearing                                                                          329,610                 383,063
                                                                                     ----------------------  ----------------------

            Total deposits                                                                         348,492                 402,187
  Advances from Federal Home Loan Bank                                                               4,880                   5,592
  Notes payable                                                                                        600                     840
  Drafts payable                                                                                     3,866                   5,099
  Advances by borrowers for taxes and insurance                                                        448                     380
  Other liabilities                                                                                  4,971                   3,669
                                                                                     ----------------------  ----------------------

          Total liabilities                                                                        363,257                 417,767

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                                                                      --                      --
  Common stock ($1.OO par value; authorized
       15,000,000 shares; issued shares:
      3,148,288 and 3,147,463, respectively)                                                         3,148                   3,147
  Additional paid-in capital                                                                           506                     499
  Retained earnings                                                                                 35,148                  34,856
  Accumulated other comprehensive income (loss)                                                        193                     538
                                                                                     ----------------------  ----------------------

          Total shareholders' equity                                                                38,995                  39,040
                                                                                     ----------------------  ----------------------

          Total liabilities and shareholders' equity                                             $ 402,252               $ 456,807
                                                                                     ======================  ======================

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                  Three Months Ended          Nine Months Ended
                                                                                     September 30,              September 30,
                                                                              ------------------------------------------------------
                                                                                 2003          2002          2003           2002
                                                                              ------------  -----------   ------------   -----------
Interest Income:
   Interest and fees on loans                                                     $ 4,664      $ 6,022       $ 15,482      $ 18,527
   Interest on investment securities                                                  793        1,072          2,150         4,047
   Other interest and dividend income                                                 179          174            604           762
                                                                              ------------  -----------   ------------   -----------

      Total interest income                                                         5,636        7,268         18,236        23,336

Interest Expense:
   Interest on deposits                                                             2,300        3,566          7,980        11,477
   Interest on FHLB advances and other borrowings                                      92          626            290         2,733
                                                                              ------------  -----------   ------------   -----------

      Total interest expense                                                        2,392        4,192          8,270        14,210
                                                                              ------------  -----------   ------------   -----------

Net interest income                                                                 3,244        3,076          9,966         9,126

Provision for Loan Losses                                                           4,790          150          6,340         1,550
                                                                              ------------  -----------   ------------   -----------

Net interest income after provision for loan losses                               (1,546)        2,926          3,626         7,576

Other Income:
   Net loan servicing fees                                                          (101)            2          (193)            87
   Other fees and service charges                                                     305          228            877           641
   Brokerage and insurance commissions                                                241          239            723           772
   Net gain (loss) on investments in unconsolidated affiliates                          3          (20)             2           (22)
   Net gain on sale of branches                                                     5,511           --          5,511            --
   Gains on sales of loans and servicing rights                                       818          289          1,771           741
   Gain (loss) on sale of investments                                                  --        1,187             41        (2,025)
   Increase in cash surrender value of life insurance                                 173          277            592           690
   Other                                                                               25           22             47           250
                                                                              ------------  -----------   ------------   -----------

      Total other income                                                            6,975        2,224          9,371         1,134

Other Expense:
   Salaries and employee benefits                                                   2,174        1,997          6,142         5,859
   Net occupancy and equipment expense                                                424          458          1,240         1,255
   Federal insurance premium                                                           48           18            143            54
   Data processing expense                                                            107           80            260           296
   Printing and office supplies                                                        74           73            188           215
   Amortization of intangible assets                                                    8            8             25            25
   Penalty on early payoff of FHLB advances                                            --        1,077             --         1,077
   Other                                                                              705          377          2,199         1,587
                                                                              ------------  -----------   ------------   -----------

      Total other expense                                                           3,540        4,088         10,197        10,368
                                                                              ------------  -----------   ------------   -----------

Income (loss) before income taxes                                                   1,889        1,062          2,800        (1,658)

Income taxes                                                                          937          276            997          (994)
                                                                              ------------  -----------   ------------   -----------

Net Income (Loss)                                                                    $952         $786        $ 1,803         $(664)
                                                                              ============  ===========   ============   ===========


Basic Earnings (Loss) Per Share                                                    $ 0.30       $ 0.25          $0.57       $ (0.21)
                                                                              ============  ===========   ============   ===========

Diluted Earnings (Loss) Per Share                                                  $ 0.30       $ 0.25          $0.57       $ (0.21)
                                                                              ============  ===========   ============   ===========

Dividends Declared Per Share                                                       $ 0.16       $ 0.16          $0.48          $0.48
                                                                              ============  ===========   ============   ===========


See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                         2003
                                    ---------------

Balances, January 1                        $39,040

Net income                                   1,803
Other comprehensive income                    (345)
                                    ---------------
     Comprehensive income                    1,458

Purchase of common stock                        --
Exercise of stock options                        8

Dividends declared                          (1,511)
                                    ---------------

Balances, September 30                     $38,995
                                    ===============


See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                        --------------------------------------------
                                                                                                2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                              $     1,803             $     (664)
  Items not requiring (providing) cash
    Provision for losses on loans
                                                                                                       6,340                  1,550
    Depreciation and amortization
                                                                                                       1,154                    668
    Increase in cash surrender value
                                                                                                        (592)                  (690)
    Mortgage loans originated for sale
                                                                                                    (190,692)               (52,443)
    Proceeds from sale of mortgage loans
                                                                                                     193,650                 53,310
    Gains on sale of loans and servicing rights
                                                                                                      (1,771)                  (741)
    Loss (Gain) on sale of investments
                                                                                                         (41)                 2,024
    Net gain on sale of branches
                                                                                                      (5,511)                    --
    Increase (decrease) in drafts payable
                                                                                                      (1,233)                   112
    Other adjustments
                                                                                                       1,787                  7,563
------------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                                        4,894                 10,689
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
  Purchase of investment securities available for sale
                                                                                                    (104,103)              (131,197)
  Proceeds from sale of investment securities available for sale
                                                                                                      20,705                179,218
  Proceeds from maturities/calls of securities available for sale
                                                                                                      33,577                 30,599
  Net change in loans
                                                                                                      53,927                 15,325
  Net purchases of premises and equipment
                                                                                                        (591)                (1,382)
  Net cash paid on sale of branches
                                                                                                     (19,751)                    --
  Other investing activities
                                                                                                         301                     85
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                              (15,935)                92,648
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
  Net change in demand and passbook deposits
                                                                                                      35,778                 13,250
  Net change in certificates of deposit
                                                                                                     (33,862)                (5,377)
  Proceeds from borrowings
                                                                                                          --                 55,812
  Repayment of borrowings
                                                                                                        (952)              (137,690)
  Purchase of common stock
                                                                                                          --                   (137)
  Exercise of stock options
                                                                                                           8                    137
  Cash dividends paid
                                                                                                      (1,511)                (2,741)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                                               (539)               (76,746)
------------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS
                                                                                                     (11,580)                26,591
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                                                      45,696                 11,823
------------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                         $    34,116             $   38,414
====================================================================================================================================

Supplemental information:
  Interest paid                                                                                      $ 7,523             $   12,891
  Income taxes paid                                                                                    1,503                    290




See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A - - BASIS OF PRESENTATION

     Ameriana Bancorp is a bank holding company. Through its wholly owned subsidiary, Ameriana Bank and Trust, the Company offers an extensive line of banking services and provides a range of investments and securities products through branches in the central Indiana area. As its name implies, Ameriana Bank and Trust also offers trust and investment management services. It has interests in Family Financial Life Insurance Company and Indiana Title Insurance Company, and owns Ameriana Insurance Agency, a full-service insurance agency.

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

NOTE B - - SHAREHOLDERS' EQUITY

     On August 25, 2003, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $504,000, was accrued for payment to shareholders of record on September 12, 2003, and was paid on October 3, 2003. Payment was made for 3,148,288 shares, the same as the previous quarter. Stock options totaling 825 shares were exercised during the first quarter of 2003.

NOTE C - - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                                              (In thousands, except share data)
                                                                               Three Months Ended September 30,
                                                                          2003                                 2002

                                                                          Weighted                              Weighted
                                                            Income         Average     Per Share                 Average   Per Share
                                                            (Loss)         Shares        Amount      Income      Shares      Amount
Basic Earnings (Loss) per Share: Income available to            $952     3,148,288       $0.30        $786     3,147,463     $0.25
Common shareholders                                                                      =====                               =====
Effect of dilutive stock options                                  --         5,355                      --         2,300
                                                                -------------------                   ------------------
Diluted Earnings (Loss) Per Share: Income available to
common shareholders and assumed conversions                     $952     3,153,643       $0.30        $786     3,149,763     $0.25
==================================================================================================================================

                                                                              (In thousands, except share data)
                                                                               Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          2003                                 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       Weighted     Per Share                 Weighted
                                                            Income      Average     Per Share    Income       Average    Per Shares
                                                            (Loss)      Shares       Amount      (Loss)       Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings (Loss) per Share: Income available to         $ 1,803     3,148,122       $0.57      ($664)     3,147,246    ($0.21)
Common shareholders                                                                      =====                              ======
Effect of dilutive stock options                                  --         2,028                     --              0
                                                             ---------------------                  --------------------
Diluted Earnings (Loss) Per Share: Income available to
common shareholders and assumed conversions                  $ 1,803     3,150,150       $0.57      ($664)     3,147,246    ($0.21)
==================================================================================================================================


At September 30, 2003, options to purchase 132,689 shares were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of common shares.

NOTE D - - Effect of Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.
     Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.
     SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements.
     The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.
     The FASB has stated it intends to issue an exposure draft of a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.
     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.
     In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.
     Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.
     The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.

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

Sale of Two Cincinnati Branches
-------------------------------

     On April 7, 2003, the Company announced that it had agreed to sell its two Cincinnati-area branches to Peoples Community Bancorp, Inc. (NASDAQ/NM:
PCBI)("PCBI") of West Chester, Ohio. The two branches are located in Deer Park and Landen, Ohio. On September 30, 2003, the Company announced the completion of the sale of the two branches to PCBI. In connection with the sale, the Company recorded an after-tax gain of approximately $2,930,000 or $0.93 per diluted share in the third quarter 2003.
     The transaction included the Company's real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Company conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches' saving deposits, but retained and will continue to service certain single family residential mortgages originated in those locations.

Company Writes Off Troubled Lease Portfolio
-------------------------------------------

     On September 30, 2003 the Company charged-off the two troubled equipment leases ("lease pools") originated by Commercial Money Center ("CMC"), a now bankrupt company. The Company recorded an after-tax loss of approximately $2,784,000 or $0.88 per diluted share. Prior to September 30, 2003, the Company had established reserves against these lease pools equal to approximately 58% of the approximately $10,900,000 that currently remains outstanding.

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

Goodwill and Other Intangibles
------------------------------

     The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.
     The Cincinnati branches sold had approximately $890,000 recorded as goodwill and core deposit intangibles. The $890,000 was written-off and netted against the gain on the sale of the branches.

FINANCIAL CONDITION
-------------------

     Total assets decreased $54,555,000 to $402,252,000 or 11.94% at September 30, 2003 from $456,807,000 at December 31, 2002. The main reason for the decrease was due to deposits conveyed in the sale of the Cincinnati branches.
     Cash and cash equivalents decreased $11,580,000 or 25.34% during the first nine months of 2003 to $34,116,000 from $45,696,000 at December 31, 2002. The main reason for the decrease was due to the purchase of investment securities.
     Investment securities available for sale increased $48,628,000 or 83.62% during the first nine months of 2003 to $106,783,000 from $58,155,000 at December 31, 2002. The funding for the increase came from loan payoffs, deposits, and cash and cash equivalents.
     Total net loans decreased $89,544,000 or 29.40% during the first nine months of 2003 to $215,042,000 from $304,586,000 at December 31, 2002. The decline was due to mortgage loan refinancing and the subsequent sale of those loans, the charge-off of the two lease pools, and loans conveyed to PCBI from the Cincinnati branches sale, which consisted of approximately $28,847,000 of commercial and consumer loans.
     Deposits decreased $53,695,000 or 13.35% during the first nine months of 2003 to $348,492,000 from $402,187,000 at December 31, 2002. The decline was mainly due to deposits conveyed to PCBI from the Cincinnati branches sale, which consisted of approximately $55,611,000 of deposits. Excluding the Cincinnati branches sale, deposits increased approximately $2,000,000.
     The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments, investments, and advances from the Federal Home Loan Bank ("FHLB").
     The Bank's capital ratios are well in excess of minimum regulatory requirements. At September 30, 2003, the Bank had a risk-based capital ratio of 15.57% and a tier 1 capital ratio of 8.10%.
     At September 30, 2003 and December 31, 2002, the Company had outstanding commitments to originate loans of approximately $9,094,000 and $15,439,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. The Company had $22,513,000 and $23,580,000 of conditional commitments for lines of credit receivables at September 30, 2003 and December 31, 2002. Unused draws against construction and commercial loan commitments totaled $7,146,000 and $8,863,000 at September 30, 2003 and December 31, 2002.

RESULTS OF OPERATIONS
---------------------

     Net income for the third quarter of 2003 was $952,000, or $0.30 per diluted share compared to $786,000 or $0.25 per diluted share reported in the third quarter of 2002. The higher earnings in the third quarter of 2003 were mainly due to the sale of the Cincinnati branches less the additional provision expense necessary to charge-off the lease pools.
     For the first nine months of 2003, the Company incurred a profit of $1,803,000 or $0.57 per diluted share compared with a net loss of $664,000 or $0.21 per diluted share in the year-earlier period. The loss in 2002 largely reflected charges in the first quarter of the year related to the liquidation of its investment portfolio and the increase in reserves for loan and lease losses. Net interest income for the first nine months of 2003 was $9,966,000 compared to $9,126,000 in the comparable period last year, an increase of 9.20%. The provision for loan and lease losses was $6,340,000 for the first nine months of 2003 compared with $1,550,000 in the year-earlier period. The majority of the provision expense in 2003 was due to the charge-off of the two lease pools while the prior period provision expense was higher than expected due to an increase in non-performing loans.
     The Bank's interest rate position at year-end 2001 exceeded the Bank's risk parameters, primarily due to collateralized mortgage obligations that were particularly volatile. The Company disposed of most of its investments during the first quarter of 2002. The loss on disposition of these securities was approximately $3,212,000, or approximately $1,900,000 after tax or $0.61 per diluted share. The funds from the investments liquidation were subsequently reinvested in the first and second quarter of 2002 in instruments that are thought to be less interest-rate sensitive, or were used to pay down a portion of funds borrowed from the Federal Home Loan Bank.
     The Company adjusted the balance sheet through the sale of an additional $44,601,000 of investments in the third quarter of 2002 with the proceeds from this latest investment sale were used to prepay higher-rate Federal Home Loan Bank advances. As discussed below, these transactions improved the Company's net interest margin through the reduction of higher rate debt using proceeds from the sale of lower earning investments.
     The following table summarizes the Company's average net interest-earning assets and average interest-bearing liabilities with the accompanying average rates for the third quarter and first nine months of 2003 and 2002:


                                                                         (Dollars in Thousands)
                                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                                    ------------------------------------------------------------------
                                                          2003            2002             2003           2002

Average interest-earning assets                            $ 424,948       $468,023         $429,475       $487,870
Average interest-bearing liabilities                       $ 395,797       $435,915         $396,598       $455,055
                                                     -------------------------------  ------------------------------

   Net interest-earning assets                               $29,151       $ 32,108         $ 32,877       $ 32,815
                                                     ===============================  ==============================

Average yield on/cost of:
Interest-earning assets                                        5.26%          6.16%            5.68%          6.40%
Interest-bearing liabilities                                   2.40%          3.82%            2.79%          4.18%
                                                     -------------------------------  ------------------------------

   Net interest spread                                         2.86%          2.34%            2.89%          2.22%
                                                     ===============================  ==============================



     Net interest income for the third quarter of 2003 was $3,244,000 for an increase of $168,000 or 5.46% compared to $3,076,000 recorded during the same period in 2002. The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 52 basis points during the third quarter of 2003 compared to the third quarter of 2002. The change is due to a decrease in yield of 90 basis points on average interest-earning assets offset by a 142 basis point reduction in the cost of interest-bearing average liabilities. The change in interest rate spreads resulted in a decrease of interest income offset by lower interest expense. The

$1,632,000 decrease in interest income on average interest-earning assets in the third quarter of 2003 is a combination of a decrease of $669,000 because of lower average balances and $963,000 due to lower rates. The decrease of $1,800,000 in cost of interest-bearing liabilities in the third quarter of 2003 is a combination of a decrease of $385,000 from lower average balances and $1,415,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased to 3.03% for the third quarter of 2003 compared to 2.61% for the same period in 2002.
     Net interest income for the first nine months of 2003 was $9,966,000 for an increase of $840,000 or 9.20% compared to $9,126,000 recorded during the same period in 2002. The net interest spread (difference between yield on interest-earning assets and cost on interest-bearing liabilities) increased 67 basis points during the first nine months of 2003 compared to the same period in 2002. The change is due to a decrease in yield of 72 basis points on average interest-earning assets offset by a 139 basis point reduction in the cost of interest-bearing average liabilities. The change in interest rate spreads resulted in a decrease in interest income offset by lower interest expense. The $5,100,000 decrease in interest income on average interest-earning assets for the first nine months of 2003 is a combination of a decrease of $2,793,000 because of a decline in average balances and $2,307,000 due to lower rates. The decrease of $5,940,000 in cost of interest-bearing liabilities for the first nine months of 2003 is a combination of a decrease of $1,825,000 from lower average balances and $4,115,000 from lower rates. The net interest margin ratio, which is net interest income divided by average earning assets, increased to 3.10% for the first nine months of 2003 compared to 2.50% for the same period in 2002.
     The following table sets forth the impact of rate and volume changes on net interest income for the three and nine months ended September 30, 2003 compared to the same periods in 2002.

                                                                            (Dollars in Thousands)
                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                                          2003 vs 2002                                  2003 vs 2002
                                                      Increase (Decrease)                           Increase (Decrease)
                                                        Due to Change in                              Due to Change in

                                             Volume          Rate        Net Change        Volume           Rate         Net Change
                                           ------------   ------------  --------------  --------------  -------------   ------------
Interest-earning assets                         $(669)         $(963)       $ (1,632)       $ (2,793)      $ (2,307)       $ (5,100)
Interest-bearing liabilities                     (385)        (1,415)         (1,800)         (1,825)        (4,115)         (5,940)
                                           ------------   ------------  --------------  --------------  -------------   ------------
Change in net interest income                   $(284)          $ 452           $ 168         $ (968)         $1,808       $    840
                                           ============   ============  ==============  ==============  =============   ============


The following table summarizes the Company's non-performing assets at September 30, 2003 and December 31, 2002:

                                                                        Dollars in Thousands
                                                                   September 30,      December 31,
                                                                       2003                2002
Loans:
Non-accrual                                                            $ 7,924           $ 18,307
Restructured Loans                                                                            485

Over 90 days delinquent and still accruing                               1,337                135
Real estate owned                                                          569                489
                                                             ------------------ -----------------

Total                                                                  $ 9,830           $ 19,416
                                                             ================== =================



     The Company's non-performing assets decreased $9,586,000 in the first nine months of 2003 primarily due to the charge-off of the lease pools.
     Non-performing assets grew substantially in 2002. The main causes for the increase are related loans to a builder/developer and the aforementioned lease pools.
     The Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of the various loans totaled $3.6 million as of September 30, 2003 and December 31, 2002.
     The Bank is involved in a variety of litigation relating to its interests in the two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment-leasing company that is now in bankruptcy.
     In June and September 2001, the Bank purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Service Center, a company, which has now filed bankruptcy.
     When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center (CMC), the company which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection.
     Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. All parties are conducting discovery. No trial date has been set.
     The Bank has also been named as a defendant in a suit filed by a group of lessees in California state court against CMC, CSC, the banks that invested in the CMC pools and the insurers that issued the surety bonds on the CMC pools. The California suit alleges that the leases are usurious and un-collectable under California law. None of the plaintiffs in the California suit is a lessee in either of the lease pools purchased by the Bank.
     The Company believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools is $10,900,000. It is highly unlikely that the litigation will be resolved in 2003.
     The lease pools had reserves of approximately 50% at December 31, 2002. Due to the downgrade of one of the sureties to "D" by A.M. Best, the inherent uncertainty surrounding the potential for recovery, the Company charged-off the two lease pools during the third quarter of 2003. The Company believes that the charge-off of these lease pools is consistent with the conservative posture that banking industry regulators will likely assume in this matter.

     Net charge-offs (charge-offs less recoveries) were $11,304,000 and $206,000 for the first nine months of 2003 and 2002 respectively. Net charge-offs were $10,945,000 and $137,000 for the third quarter of 2003 and 2002 respectively. The main reason for the large charge-offs for the third quarter of 2003 and the first nine months of 2003 are due to the $10,900,000 charge-off of the lease pools.
     Management believes the allowance for loan losses is adequate and that sufficient provision has been made to absorb losses that may ultimately be incurred on non-performing loans and the remainder of the portfolio based on information at September 30, 2003. The allowance for loan losses as a percentage of loans was 1.69% and 2.77% at September 30, 2003 and December 31, 2002, respectively.
     Total other income increased $8,237,000 to $9,371,000 for the first nine months of 2003 from $1,134,000 in the same period during 2002. The gain on sale of the Cincinnati branches in September 2003 was $5,511,000. Management sold investments for a net loss of $3,212,000 in the first quarter of 2002 that was offset by a gain on sale of investments in the third quarter of 2002 of $1,188,000, which were the primary causes for the low level of other income in 2002. Gains on sales of loans and servicing rights for the first nine months of 2003 increased $1,030,000 to $1,771,000 compared to $741,000 for the previous period in 2002. The increase was due to higher mortgage loan re-financings spurred by low interest rates and the subsequent sale of these loans in 2003 than the same period in 2002.
     Total other income increased $4,751,000 to $6,975,000 for the third quarter 2003 from $2,224,000 in the same period during 2002. The sale of the two Cincinnati branches was the main cause for the increase offset by the gain on sale of investments in the third quarter of 2002. Gains on sales of loans and servicing rights to the secondary market were $818,000 for the third quarter of 2003 compared to a net gain of $289,000 for the same period in 2002.
     Total other expense decreased $171,000 to $10,197,000 for the first nine months of 2003 from $10,368,000 in the same period in 2002. Expenses in 2002 included $1,077,000 for penalties on early pay-off of FHLB advances. Salary and benefits expense was $6,142,000 for the first nine months of 2003 compared to $5,859,000 in the same period during 2002. Severance pay of $289,000 was incurred in the first quarter 2002. Merit pay adjustments, pension costs, and higher health care costs during the first nine months of 2003, as well as increased staffing in the last half of 2002, resulted in higher salary and benefit expense from the same period in 2002.
     Total other expense in the third quarter of 2003 decreased $548,000 to $3,540,000 compared to $4,088,000 for the same period in 2002. Expenses in the second quarter of 2002 included the $1,077,000 for penalties on early pay-off of FHLB advances. Salary and benefits expense for the third quarter of 2003 was $2,174,000 compared to $1,997,000 in the same period during 2002. Merit pay adjustments, pension costs, and higher health care costs during 2003 resulted in higher salary and benefit expense from the same period in 2002.
     The Company recorded an income tax expense of $997,000 for the first nine months of 2003 compared to a tax benefit of $994,000 for the same period in 2002. Income tax expense was $937,000 in the third quarter of 2003 compared to $276,000 in the third quarter of 2002.
     The effective tax rates and the statutory tax rates differ primarily to tax credits, cash value of life insurance, and a reduction in state tax expense. The high effective tax rates through September 30, 2003 and the third quarter of 2003 were mainly due to the write-off of approximately $890,000 of goodwill and core deposit intangibles associated with the sale of the Cincinnati branches, which is not tax deductible.

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

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively, in prevailing interest rates as of September 30, 2003.

                                                                                                        NPV as Percent of
                                    Net Portfolio Value                                              Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
    Change in Rates           Dollar Amount           Dollar Change        Percent Change         NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
+200 bp*                                $ 38,846               $ (3,045)              (7.27)               9.83%           -48 bp*
Base or 0%                                41,891                                                          10.31
-100 bp*                                  43,637                  1,746                4.17               10.59             28 bp*
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

               The following exhibits are filed with this report:

               No.   Description
               ---   -----------

               Exhibit 31, Rule 13a-14(a) Certifications

               Exhibit 32, Section 1350 Certifications

          b.   Current Reports on Form 8-K
               ---------------------------

               On July 14, 2003, the Company filed a current report on Form 8-K announcing additional reserves of approximately $1.25 million the Company set aside in the second quarter.

               On August 5, 2003, the Company filed a Current Report on 8-K reporting under Item 12 its unaudited financial results for the quarter ended June 30, 2003. A copy of the press release was attached to this Report as an exhibit.

               On September 30, 2003, the Company filed a current report on Form 8-K that announced the completed sale of its two Cincinnati area branches to Peoples Community Bancorp. As a separate matter, the Company also announced that it was writing off two lease pools in the third quarter.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: November 14, 2003           /s/ Harry J. Bailey
      -----------------           --------------------------------
                                  Harry J. Bailey
                                  President and
                                  Chief Executive Officer
                                  (Duly Authorized Representative)



DATE: November 14, 2003           /s/ Bradley L. Smith
      -----------------           -------------------------------
                                  Bradley L. Smith
                                  Senior Vice President-Treasurer
                                  (Principal Financial Officer
                                  and Accounting Officer)