Form 10-K
period 2003-12-31
AMERIANA BANCORP
filed 2004-03-29
CIK 855574

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         Commission File Number: 0-18392

                                AMERIANA BANCORP
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Indiana                                         35-1782688
----------------------------------                    ---------------------
 (State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

2118 Bundy Avenue, New Castle, Indiana                      47362-1048
--------------------------------------                 --------------------
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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                         --    --

At June 30, 2003, the registrant had 3,148,288 shares of its Common Stock, $1.00 per share, outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2003 was approximately $39 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National Market as of the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this calculation, directors and executive officers are not treated as "non-affiliates".

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2004 Annual Meeting of Shareholders ("Proxy Statement") (Part III).

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

GENERAL

     THE COMPANY. Ameriana Bancorp (the "Company") is a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956 ("BHCA"). The Company became the holding company for the Bank in 1990. The Company's principal subsidiary is Ameriana Bank and Trust, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the "Bank"). The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

     THE BANK. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank ("FHLB") System. Its deposits are insured to applicable limits by the Savings Association Insurance Fund ("SAIF"), administered by the FDIC. Effective June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name, "Ameriana Bank and Trust, SB." As a result of the conversion, the Bank become subject to regulation by the Indiana Department of Financial Institutions (the "DFI") and the Federal

Deposit Insurance Corporation ("FDIC") rather than by the Office of Thrift Supervision and the Company became a bank holding company. The Bank's main office is located at 2118 Bundy Avenue, New Castle, Indiana. The Bank also conducts business through ten Indiana branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana. The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency ("AIA"), Ameriana Financial Services, Inc. ("AFS") and Ameriana Investment Management, Inc. ("AIMI"). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit, related insurance products. AIMI manages the Company's investment portfolio. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. The Bank maintains a website at www.ameriana.com.
-----------------

     The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family housing and commercial real estate. The Bank also makes home improvement loans and consumer loans and, through its subsidiary, engages in insurance and brokerage activities. The Bank has a Business Services Division which provides specialized lending and other banking services for business customers. As a result of the Business Services Division, commercial real estate loan activity has increased significantly during 2003, 2002 and 2001.

     The Bank operates a Trust Department, which provides trust, investment and estate planning services. The principal sources of funds for the Bank's lending activities include deposits received from the general public, funds borrowed from the FHLB, principal amortization and prepayment of loans. The Bank's primary sources of income are interest and fees on loans and interest on investments. The Bank has from time to time purchased loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. The Bank's principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank.

     RECENT DEVELOPMENTS. On September 30, 2003, the Bank completed the sale of its two Cincinnati-area branches located in Deer Park and Landen, Ohio and recorded an after-tax gain of approximately $2,930,000 or $0.93 per diluted share in the third quarter 2003. The transaction included the Bank's real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Bank conveyed most of the consumer and commercial loans at those branches as part of the transaction, as well as the branches' saving deposits, but retained and will continue to service certain single family residential mortgages originated in those locations.

     On September 30, 2003, the Company charged-off the remaining balances of two troubled equipment lease pools originated by Commercial Money Center, a now bankrupt company, and recorded an after-tax loss of $3,534,000 or $1.12 per diluted share for the year ended December 31, 2003 (see Item 3 -- "Legal Proceedings").


     REGULATORY ACTIONS. During the second quarter of 2002, the Bank entered into a memorandum of understanding ("MOU") with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies, require greater financial information from borrowers, establish a loan review program and certain other internal controls. For a more detailed discussion of the terms and conditions of the MOU, see "Regulation and Supervision - Regulation and Supervision of the Bank - Capital Requirements" below.

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

     The following table sets forth information concerning the Bank's aggregate loans by type of loan at the dates indicated.

                                                                                  At December 31,
                                             2003                 2002                 2001               2000            1999
                                     -------------------   -----------------    -------------------  --------------   -------------
                                     Amount          %     Amount        %       Amount        %     Amount     %     Amount   %
                                     ------        -----   ------      -----     ------      -----   ------    ---    ------  ---
                                                                            (Dollars in thousands)

Real estate mortgage loans:
  Commercial........................ $  79,621    37.19%   $  88,558  27.54%   $  61,678  16.91%   $ 35,615   8.57% $ 22,411   6.51%
  Residential loans.................   100,865    47.12      157,622  49.00      211,601  58.00     295,949  71.18   250,392  72.77
  Construction loans................    18,035     8.43       42,714  13.28       42,045  11.52      43,287  10.41    42,971  12.49
Commercial loans....................     7,672     3.58       19,192   5.97       18,536   5.08       8,764   2.11     1,209   0.35
Consumer loans:
  Mobile home and auto loans........     5,191     2.42       10,092   3.14       15,941   4.37      20,767   5.00    16,373   4.77
  Loans secured by deposits.........       811     0.38        1,130   0.35        1,348   0.37       1,598   0.38     1,392   0.40
  Home improvement loans............       206     0.10          248   0.08          403   0.11         321   0.08     1,577   0.46
  Other.............................     1,661     0.78        2,043   0.64       13,294   3.64       9,431   2.27     7,762   2.26
                                     ---------   ------    --------- ------    --------- ------    -------- ------  -------- ------
     Total..........................   214,062   100.00%     321,599 100.00%     364,846 100.00%    415,732 100.00%  344,087 100.00%
                                     ---------   =======   --------- ======    --------- ======    -------- ======  -------- ======

Less:
  Loans in process..................     5,859                 7,985              12,725             16,724           16,723
  Deferred loan fees................       318                   362                   8               (143)            (129)
  Loan loss reserve.................     3,744                 8,666               1,730              1,489            1,534
                                     ---------             ---------           ---------           --------         --------
   Subtotal.........................     9,921                17,013              14,463             18,070           18,128
                                     ---------             ---------           ---------           --------         --------
     Total.......................... $ 204,141             $ 304,586           $ 350,383           $397,662         $325,959
                                     =========             =========           =========           ========         ========

     The following table shows, at December 31, 2003, the Bank's aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

                                                           Amounts of Loans Which Mature in
                                  --------------------------------------------------------------------------------
                                                                                 2009 and
                                    2004              2005 - 2008               Thereafter               Total
                                  --------            -----------              ------------            ----------
                                                                   (In thousands)
Type of Loan:
   Real estate mortgage.......  $   28,620             $   18,417               $ 151,484            $  198,521
   Other......................       6,011                  7,930                   1,600                15,541
                                ----------             ----------               ---------            ----------
      Total...................  $   34,631             $   26,347               $ 153,084            $  214,062
                                ==========             ==========               =========            ==========


         The following table sets forth the dollar amount of the Company's aggregate loans due after one year from December 31, 2003 which have predetermined interest rates and which have floating or adjustable interest rates (mortgage-backed securities are not included).

                                                      Fixed              Adjustable
                                                       Rate                  Rate                 Total
                                                   -----------           -----------              -----
                                                                       (In thousands)

          Real estate mortgage loans.............  $   39,821             $ 130,080            $ 169,901
          Other loans............................       8,245                 1,285                9,530
                                                   ----------             ---------            ---------
            Total................................  $   48,066             $ 131,365            $ 179,431
                                                   ==========             =========            =========

     RESIDENTIAL REAL ESTATE LENDING. The Bank's primary lending activities are the origination of loans on one-to-four family residential dwelling units. The Bank currently offers fixed-rate, first and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and are, therefore, saleable in the secondary mortgage market. The Bank's fixed-rate second mortgage loans provide for a maturity of up to 15 years and bear interest at a rate slightly higher than that borne by the first mortgage loans. At the time the Bank makes a fixed-rate mortgage loan, it determines whether the loan will be held in portfolio or sold. Normally the Bank sells fixed-rate loans and retains adjustable-rate loans. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. Fixed-rate mortgage loans in the amount of $150.3 million were originated for sale during 2003 and $154.5 million were sold at a gain of $1.9 million. Mortgage loans held for sale are those loans that have been committed to be sold, but have not closed as of the end of the year and were $730,000 at December 31, 2003.

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

     CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING. The Bank originates loans secured by existing commercial properties and construction loans on residential real estate. Churches, nursing homes, hotels/motels, and other income-producing properties secure the Bank's commercial real estate loans. The Bank's Business Services Division operation makes direct commercial real estate loans and purchases loan participations from other financial institutions. These participations in commercial real estate loans are reviewed and approved based upon the same credit standards as direct commercial real estate loans at the Bank. Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. To minimize the risks involved in originating such loans, the Bank considers, among other things, the credit worthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security and the quality of the organization managing the property.

     The Bank originates and/or purchases construction loans on single-family residential properties in its primary market areas. The loans are secured by real estate, and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Bank's construction loans generally range in size between $100,000 and $500,000, and the Bank's commercial real estate loans range from $100,000 to $4,000,000. Substantially all of the commercial real estate and construction loans originated and/or purchased by the Bank have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less.

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

     COMMERCIAL BUSINESS LENDING. Under applicable law, the Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The Bank does not, as a common practice, make unsecured commercial loans. The total lease and commercial portfolio at December 31, 2003 was $7.7 million.

     ORIGINATIONS, PURCHASES AND SALES. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $1.5 million of loans from brokers and other financial institutions through loan participations in 2003. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank's programs by advertising as well as direct solicitation.

     The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan's principal amount for performing this service. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2003, the Bank was servicing $193.0 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2003 was $1.3 million.

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

     The Bank's loan officers and/or loan committee analyze the loan application and the property to be used as collateral and subsequently approve or deny the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. A committee consisting of certain members of senior management must approve residential loans exceeding $500,000, and commercial loans between $350,000 and $1,000,000. The Board of Directors approves all loans in excess of $1,000,000. In connection with the origination of single-family, residential adjustable-rate loans, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

     LOAN COMMITMENTS. Conventional loan commitments by the Bank are generally granted for periods of up to 60 days. The total amount of the Bank's aggregate outstanding commitments to originate real estate loans at December 31, 2003, was approximately $1.2 million of residential mortgage commitments and approximately $1.7 million of commercial commitments. It has been the Bank's experience that few commitments expire unfunded.

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

         The following table sets forth information with respect to the Company's aggregate non-performing assets at the dates indicated.

                                                                           At December 31,
                                                     -----------------------------------------------------------
                                                        2003        2002        2001       2000         1999
                                                        -----      ------      ------     ------       ------
                                                                       (Dollars in thousands)
Loans accounted for on a non-accrual basis:
  Real Estate:
     Residential....................................  $  1,691    $  3,281    $    818    $    720    $    703
     Commercial.....................................     3,390       2,269       1,348          36         226
     Construction...................................     3,217          --          --          --          --
  Commercial........................................        85      12,500          --           8          11
  Consumer..........................................        --         257          12          37         231
                                                      --------    --------    --------    --------    --------
    Total...........................................     8,383      18,307       2,178         801       1,171
                                                      --------    --------    --------    --------    --------

Accruing loans contractually past due 90
  days or more:
  Real Estate:
     Residential....................................        74         103         268         576          16
     Commercial.....................................        --          28          --          --          --
     Construction...................................        --          --          --         158          --
  Commercial........................................        --          --          --          --          --
  Consumer..........................................        --           4         127          13           9
                                                      --------    --------    --------    --------    --------
    Total...........................................        74         135         395         747          25
                                                      --------    --------    --------    --------    --------
    Total of non-accrual and
       90 days past due loans.......................  $  8,457    $ 18,442    $  2,573    $  1,548    $  1,196
                                                      ========    ========    ========    ========    ========

Percentage of total loans (excluding
    mortgage-backed securities).....................      4.07%       5.89%       0.74%       0.39%       0.37%
                                                      ========    ========    ========    ========    ========
Other non-performing assets (1).....................  $    623    $    525    $    606    $    125    $     --
                                                      ========    ========    ========    ========    ========

--------------------
(1)  Other   non-performing   assets   represents   property   acquired  through
     foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

     The decrease of $9.9 million in non-accrual loans during 2003 is primarily due to the charge-off of the two troubled equipment lease pools for $10.9 million (see Item 3 -- "Legal Proceedings").

     The Bank has real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, totaling $3.5 million at December 31, 2003, that are currently in default and bankruptcy. There appears to be a considerable number of fraudulent transactions involved and there are multiple lien issues on a number of the properties. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and we are negotiating with the borrower and its related parties and their counsel for resolution of the remaining properties.

     During 2003, the Bank would have recorded gross interest income of $596,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Bank recorded interest income of $71,000 on those loans for the year.

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

     It is management's policy to maintain reserves for estimated losses on loans. The Bank's personnel provide general loan loss reserves based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank's customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management's policy to establish specific reserves for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2003, the Bank's allowance for loan losses amounted to $3.7 million.

     Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

         The following table sets forth an analysis of the Bank's aggregate allowance for loan losses for the periods indicated.

                                                                           Year Ended December 31,
                                                      ----------------------------------------------------------
                                                        2003        2002        2001       2000         1999
                                                       ------      ------      ------     ------       ------
                                                                             (Dollars in thousands)

Balance at Beginning of Period.....................  $   8,666    $  1,730    $  1,489    $  1,534    $  1,284
                                                     ---------    --------    --------    --------    --------

Charge-Offs:
  Real Estate:
    Residential....................................        182         202          29          30          --
    Commercial.....................................         68          --          --         206          --
    Construction...................................         --          24          --          --          --
  Commercial business..............................     10,902          --          --         252          --
  Consumer.........................................        242         162         117          --          98
                                                     ---------    --------    --------    --------    --------
                                                        11,394         388         146         488          98
                                                      --------    --------    --------    --------    --------

Recoveries:
  Real Estate:
    Residential....................................          1          --          12          --          --
    Commercial.....................................         --          --          --          --          --
    Construction...................................         --          --          --          --          --
  Commercial business..............................         --          --          --           3           4
  Consumer.........................................         31          24          15          23          16
                                                     ---------    --------    --------    --------    --------
                                                            32          24          27          26          20
                                                      --------    --------    --------    --------    --------

Net Charge-Offs....................................    (11,362)       (364)       (119)       (462)        (78)
Increase from Acquisition..........................         --          --          --          --          --
Provision for Loan Losses..........................      6,440       7,300         360         417         328
                                                     ---------    --------    --------    --------    --------


Balance at End of Period............................  $  3,744    $  8,666    $  1,730    $  1,489    $  1,534
                                                      ========    ========    ========    ========    ========

Ratio of Net Charge-Offs to Average
  Loans Outstanding During the Period..............       4.25%       0.11%       0.03%       0.12%       0.03%
                                                      ========    ========    ========    ========    ========

Ratio of Ending Allowance for
  Loan Losses to Ending Loans......................       1.80%       2.77%       0.49%       0.37%       0.47%
                                                      ========    ========    ========    ========    ========


         The provision for loan losses in 2003 decreased to $6.4 million from $7.3 million from the prior year. The provision expense for both 2003 and 2002 was significantly higher than 1999 through 2001. The increases in 2002 and 2003 were primarily due to the non-accrual loans in the table under the heading "Non-Performing Assets and Asset Classification" earlier in this section. The two lease pools had 50% reserves at year-end 2002 due to an expected lengthy litigation process, and the remaining 50% was charged off in 2003 due to continuing uncertainty surrounding the prospects for eventual recovery from the sureties (see Item 3 -- "Legal Proceedings"). The loans to the builder/developer group, and its related parties had 25% reserves for $895,000 and $831,000 at year-end 2002 and 2003 respectively. The remaining reserves were necessary to reflect management's view on the risk in the loan portfolio due to the change in the portfolio mix. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loans -- Credit Quality".

     Net charge-offs for the year ended December 31, 2003 increased $11.0 million from 2002. The lease write-off in 2003 was $10.9 million. Net charge-offs for the year ended December 31, 2002 increased $245,000 from 2001.

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

                                                                        At December 31,
                                            -------------------------------------------------------------------------------
                                                          2003                   2002                      2001
                                            -------------------------- ------------------------  --------------------------

                                                         Percent of                Percent of                 Percent of
                                                        Loans in Each             Loans in Each              Loans in Each
                                                         Category to               Category to                Category to
                                            Amount       Total Loans    Amount     Total Loans   Amount       Total Loans
                                            ------      -------------   ------    -------------  ------      -------------
                                                                         (Dollars in thousands)
Loans:
  Real Estate Mortgage:
    Commercial............................  $   1,686         37%      $   1,414      28%        $     617       17%
    Residential...........................        620         47             772      49               417       58
    Construction..........................      1,095          9             539      13                90       12
  Commercial..............................        192          4           5,618       6               185        5
  Consumer................................        151          3             323       4               421        8
                                            ---------        ---       ---------     ---         ---------      ---
    Total Allowance for Loan Losses.......  $   3,744        100%      $   8,666     100%        $   1,730      100%
                                            =========        ===       =========     ===         =========      ===

                                                                         At December 31,
                                            -----------------------------------------------------------------------
                                                          2000                                   1999
                                            -------------------------------         -------------------------------
                                                                Percent of                            Percent of
                                                               Loans in Each                         Loans in Each
                                                                Category to                           Category to
                                              Amount            Total Loans          Amount           Total Loans
                                              ------           -------------         ------          --------------
                                                                      (Dollars in thousands)
Loans:
  Real Estate Mortgage:
    Commercial..........................    $    76                 9%              $   58                 7%
    Residential.........................        635                71                  649                73
    Construction........................         93                10                  112                12
  Commercial............................          8                 2                   11                --
  Consumer..............................        677                 8                  704                 8
                                              -----               ---              -------               ---
    Total Allowance for Loan Losses.....    $ 1,489               100%             $ 1,534               100%
                                              =====               ===                =====               ===

INVESTMENT ACTIVITIES

     Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 16.7% of the Bank's total interest income (and dividends) for fiscal 2003. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

     The Bank's investment portfolio consists primarily of obligations issued by federal agencies such as FNMA, FHLB and the FFCB System, mortgage-backed securities issued by GNMA, FNMA and FHLMC. The Bank has also invested in trust-preferred securities, municipal securities, mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2003, the Bank had two investments which exceeded 10% of equity: securities issued by Shay Financial Services, Inc. with book values of $5.1 million and $4.6 million and market values of $5.0 million and $4.5 million as of that date.

     During  2001,   the  Bank   substantially   increased   its   portfolio  of
mortgage-backed securities and collateralized mortgage obligations to offset declines in the loan portfolio due to refinancings and calls of federal agencies securities attributable in both cases to the radically declining interest rate environment. As interest rates stabilized at the end of 2001, the estimated lives of these securities increased significantly, exposing the Bank to unacceptable levels of interest rate risk. The Bank accordingly reclassified these securities, effective December 31, 2001, from held-to-maturity to available-for-sale and marked them to fair value, recording an accumulated other comprehensive loss of $696,000. The Bank disposed of these mortgage-backed securities and collateralized mortgage obligation portfolios in the first quarter of 2002 at an estimated after-tax loss of $1.9 million. All investments, as of December 31, 2003, was classified as available-for-sale.

     The following table sets forth the carrying value of the Banks investments in federal agency obligations and mortgage-backed securities, collaterized mortgage obligations and other investments at the dates indicated.

                                                                  At December 31,
                                                     -----------------------------------------
                                                      2003              2002             2001
                                                     ------            ------           ------
                                                                   (In thousands)

         Federal agencies..........................  $  78,423         $   8,227        $  28,696
         Mortgage-backed securities and
            collateral mortgage obligations........     36,501            27,824          110,393
         Interest-bearing deposits (1).............      5,044            38,215            4,283
         FHLB stock................................      6,948             6,759            7,365
         Mutual fund...............................     11,796                --               --
         Municipal securities......................      9,424            20,538               --
         Other investments.........................      1,644             1,566            1,540
                                                     ---------         ---------        ---------
             Total investments.....................  $ 149,780         $ 103,129        $ 152,277
                                                     =========         =========        =========

----------------------
(1) Consist of overnight deposits and short-term non-negotiable certificates of deposit.

         The following table sets forth information regarding maturity distribution and average yields for the Bank's investment securities portfolio at December 31, 2003. The Bank's federal agencies investment portfolio consists of obligations issued by FHLMC, FHLB, and the FFCB System.

                              Within 1 Year        1-5 Years       5-10 Years       Over 10 Years        Total
                              -------------      ------------     ------------      -------------    ------------
                              Amount  Yield      Amount Yield     Amount Yield      Amount Yield     Amount Yield
                              ------  -----      ------ -----     ------ -----      ------ -----     ------ -----
                                                                 (Dollars in thousands)

Federal agencies.........     $ 4,061  3.70%     $74,362 2.98%      --     --         --     --      $78,423  3.02%
Municipal Securities.....          --    --           --   --   $3,205   3.46     $6,219   3.66%     $ 9,424  3.59%
Mutual fund(1)...........     $11,796  2.69%          --   --       --     --         --     --      $11,796  2.69%
Trust preferred securities         --    --           --   --       --     --     $1,644   8.09%     $ 1,644  8.09%

(1) Note that these securities have no maturity date.

     The   Bank's   mortgage-backed    securities   include   both   fixed   and
adjustable-rate securities. At December 31, 2003, the Bank's mortgage-backed securities consisted of the following:


                                                                       Carrying Average
                                                                       Amount      Rate
                                                                      --------    ------
                                                                    (Dollars in thousands)

        Variable-rate:
           Repricing in one year or less...........................  $     2,923    3.45%
        Fixed-rate:
           Maturing in five years or less..........................  $    17,822    2.84%
           Maturing in five to ten years...........................  $     6,146    4.18%
           Maturing in more than ten years.........................  $     9,610    5.65%
                                                                     -----------    ----
                Total..............................................  $    36,501    3.86%
                                                                     ===========    ====

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

     DEPOSITS. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Bank offers regular savings accounts, NOW accounts, money market accounts, fixed interest rate certificates with varying maturities, and negotiated rate jumbo certificates with various maturities. The Bank also offers tax-deferred individual retirement, Keogh retirement, and simplified employer plan retirement accounts.

     As of December 31, 2003, approximately 45.8%, or $158.5 million, of the Bank's aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

                                                             Increase                           Increase
                                             Balance at     (Decrease)       Balance at        (Decrease)      Balance at
                                           December 31,     From Prior      December 31,        From Prior     December 31,
                                               2003            Year            2002                Year            2001
                                       ------------------   ----------  -----------------     ------------ ------------------
                                                                              (Dollars in thousands)

Savings deposits....................   $   30,558   8.84%   $ (3,432)   $ 33,990     8.45%    $   1,343    $  32,647    7.92%
NOW accounts........................       43,162  12.48       3,818      39,344     9.78        (1,297)      40,641    9.85
Super NOW accounts..................       36,545  10.57      36,545          --       --            --           --      --
Money market deposit accounts.......       48,238  13.95     (12,889)     61,127    15.20        13,441       47,686   11.56
Certificate accounts:
  Certificates $100,000 and more....       27,212   7.87     (18,298)     45,510    11.32       (14,853)      60,363   14.64
  Fixed-rate certificates:
     12 months or less..............       49,837  14.42     (16,493)     66,330    16.49         4,792       61,538   14.92
     13-24 months...................       42,705  12.35     (16,107)     58,812    14.62       (38,221)      97,033   23.53
     25-36 months...................       14,228   4.12       7,036       7,192     1.79          (593)       7,785    1.89
     37 months or greater...........       51,140  14.79     (36,465)     87,605    21.78        25,423       62,182   15.08
  Variable-rate certificates:
     18 months......................        2,119   0.61        (158)      2,277     0.57          (261)       2,538    0.61
                                       ---------- ------   ---------    --------   ------     ---------    ---------  ------
                                       $  345,744 100.00%  $ (56,443)   $402,187   100.00%    $ (10,226)   $ 412,413  100.00%
                                       ========== ======   =========    ========   ======     =========    =========  ======


     The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but without eliminating the threat of, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products as options to the customer. They include noninterest-bearing and interest-bearing NOW accounts, interest-bearing Super NOW accounts, savings accounts, Money Market Deposit Accounts ("MMDA") and Certificates of Deposit ranging in terms from three months to seven years. In September of 2003, the Bank sold its Cincinnati branch locations. This sale included $38.3 million in Certificates of Deposits and $17.3 million in checking, savings and money market deposit accounts. The Bank introduced a Super NOW account in 2003 which had a portfolio balance of $36.5 million at December 31, 2003.

     The following table sets forth the Bank's average aggregate balances and interest rates. Average balances in 2003 and 2002 are calculated from actual daily balances. Average balances for 2001 are derived from balances which management does not believe are materially different from daily balances (actual daily balances could not be obtained without undue effort and expense).


                                                      For the Year Ended December 31,
                                          2003                     2002                    2001
                                  ---------------------    ----------------------    ----------------------
                                              Average                   Average                   Average
                                  Average       Rate        Average       Rate        Average       Rate
                                  Balance       Paid        Balance       Paid        Balance       Paid
                                  -------     -------       -------     -------       -------     -------
                                                            (Dollars in thousands)
Interest-bearing demand
   deposits....................  $  103,179       1.47%     $   78,490    2.01%      $   60,791    2.93%
Savings deposits...............      33,951        .69          34,003    1.16           33,321    1.68
Time deposits..................     236,887       3.34         284,259    4.48          276,924    5.89
                                 ----------      -----      ----------   -----       ----------    ----
     Total interest bearing
        deposits...............     374,017       2.58%        396,752    3.71%         371,036    5.03%
                                                 =====                   =====                     ====
Non-interest-bearing demand
   and savings deposits........      22,439                     19,448                   16,494
                                 ----------                 ----------               ----------
     Total deposits............  $  396,456                 $  416,200               $  387,530
                                 ==========                 ==========               ==========

     The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

                                                                  At December 31,
                                                     --------------------------------------------
                                                        2003              2002             2001
                                                       ------            ------           ------
                                                                   (In thousands)

         Less than 2%..............................  $  77,121         $ 24,693         $  12,984
         2% -  3.99%...............................     75,293           129,697           54,762
         4% -  5.99%...............................     33,448            52,644          105,139
         6% -  7.99%...............................      1,379            60,692          118,554
                                                     ---------         ---------        ---------
                                                     $ 187,241         $ 267,726        $ 291,439
                                                     =========         =========        =========

     The following table sets forth the amount and maturities of the Bank's time deposits at December 31, 2003.

                                                                    Amount Due
                                 ----------------------------------------------------------------------------
                                 Less Than                                         More Than
      Rate                        One Year        1-2 Years      2-3 Years          3 Years        Total
      ----                        --------        ---------      ---------         ---------       -----
                                                                      (In thousands)

Less than 2%....................  $  68,151       $    8,914     $       56      $       --       $   77,121
2% - 3.99%......................     32,802            5,645         12,600          24,246           75,293
4% - 5.99%......................      5,360           12,491          8,533           7,064           33,448
6% - 7.99%......................        436              849             47              47            1,379
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 106,749       $   27,899     $   21,236      $   31,357       $  187,241
                                  =========       ==========     ==========      ==========       ==========

         The following table indicates the amount of the Bank's certificates of deposit and other deposits of $100,000 or more by time remaining until maturity at December 31, 2003.

                                                                                      Savings, NOW
                                                            Certificates                and MMDA
                      Maturity Period                        of Deposit                  Deposits
                      ---------------                       ------------              ------------
                                                                        (In thousands)

             Three months or less.........................   $   4,682                 $   66,156
             Over three through six months................       5,529                         --
             Over six through twelve months...............       4,941                         --
             Over twelve months...........................      12,060                         --
                                                             ---------                 ----------
                    Total.................................   $  27,212                 $   66,156
                                                             =========                 ==========

     BORROWINGS. Deposits are the primary sources of funds for the Bank's lending and investment activities and for its general business purposes. The Bank also uses advances (borrowings) from the Federal Home Loan Bank ("FHLB") to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank's FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2003, the Bank had $9.6 million of FHLB advances outstanding.

     The FHLB's function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in its FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

     The Company had a note payable to a third party financial institution with a current balance of $600,000 and bearing interest at 3.50% at December 31, 2003, the proceeds of which were used to finance stock repurchases during 1999.

         The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

                                                                                 At or for the Year
                                                                                Year Ended December 31,
                                                                   --------------------------------------------
                                                                    2003              2002               2001
                                                                   ------            ------            --------
                                                                                  (Dollars in thousands)
      Amounts outstanding at end of period:
           FHLB advances........................................  $    9,630        $    5,592       $   87,653

      Weighted average rate paid on:
           FHLB advances........................................        5.38%            6.83%             5.51%

      Maximum amount of borrowings outstanding at any month end:
           FHLB advances........................................  $    9,698        $   75,105       $  128,497

      Approximate average amounts outstanding:
           FHLB advances........................................  $    5,829        $   43,813       $   84,080

      Approximate weighted average rate paid on:
           FHLB advances........................................        6.57%            6.39%             6.50%

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Company's aggregate average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances for 2003 and 2002 are calculated from actual daily balances. Average balances for 2001 are derived from balances which management does not believe are materially different from daily balances (actual daily balances could not be obtained without undue effort and expense).

                                                                      For the Year Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                 2003                            2002                           2001
                                    ----------------------------- -------------------------------   ------------------------------
                                                         Average                         Average                          Average
                                    Average    Interest/  Yield/    Average    Interest/  Yield/    Average    Interest/   Yield/
                                    Balance    Dividends   Cost     Balance    Dividends   Cost     Balance    Dividends   Cost
                                    -------    --------- -------    -------    --------- -------    -------    ---------  -------
                                                                        (Dollars in thousands)
Interest-earning assets:
 Loan portfolio..................   $267,119   $19,241     7.20%    $ 342,240  $24,473    7.15%     $376,157   $  30,005    7.98%
 Mortgage-backed securities......     34,187     1,109     3.24        56,644    3,196    5.64        31,768       2,225    7.00
 Short-term investments and other
  interest-earning assets (1)....    101,941     2,746     2.69        74,610    2,304    3.09        74,186       4,940    6.66
                                    --------   -------    -----     ---------  -------   -----      --------   ---------   -----
    Total interest-earning assets    403,247    23,096     5.73       473,494   29,973    6.33       482,111      37,170    7.71
Noninterest-earning assets.......     49,247                           40,566                         42,722
                                    --------                        ---------                       --------
    Total assets.................   $452,494                        $ 514,060                      $ 524,833
                                    ========                        =========                      =========


Interest-bearing liabilities:
  Deposits.......................   $374,017   $ 9,656     2.58     $ 396,752  $14,712    3.71      $371,036      18,663    5.03%
  FHLB advances..................      5,829       383     6.57        43,813    2,798    6.39        84,080       5,466    6.50
  Notes payable..................        683        27     3.95           841       31    3.69         1,562         114    7.30
                                    --------   -------    -----     ---------  -------   -----      --------   ---------   -----
    Total interest-bearing
     liabilities                     380,529    10,066     2.65       441,406   17,541    3.97       456,678      24,243    5.31
                                               -------    -----                -------   -----                 ---------   -----
Noninterest-bearing liabilities..     32,967                           30,621                         25,549
                                    --------                        ---------                       --------
    Total liabilities............    413,496                          472,027                        482,227
Shareholders' equity.............     38,998                           42,033                         42,606
                                    --------                        ---------                       --------
    Total liabilities and
      shareholders' equity.......   $452,494                        $ 514,060                       $524,833
                                    ========                        =========                       ========
Net interest income..............              $13,030                         $12,432                          $ 12,927
                                               =======                         =======                         =========
Interest rate spread.............                          3.08%                          2.36%                             2.40%
                                                          =====                          =====                             =====
Net yield on interest-earning assets                       3.23%                          2.63%                             2.68%
                                                          =====                          =====                             =====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities....................                        105.97%                        107.27%                           105.57%
                                                         ======                         ======                            ======

--------------------
(1) Includes interest-bearing deposits in other financial institutions, investment securities and FHLB stock.

TRUST ACTIVITIES

     During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services division. Trust services consist of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRA's (discretionary and directed) and estates (personal representative). These accounts are offered to customers within the Bank's service areas in Indiana. Trust account balances of $75,000 and more can profitably be managed by the Bank. At December 31, 2003, the Bank had $15.6 million in trust assets under management.

SUBSIDIARY ACTIVITIES

     The Bank has three direct wholly-owned subsidiaries;  AFS, AIS and AIMI.

     At December 31, 2003, the Bank's investments in its subsidiaries were approximately $137.8 million, consisting of direct equity investments.

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

     The Bank has branch offices in Henry, Hancock, Hendricks, Shelby and Madison Counties in Indiana. In addition to savings banks with offices in these counties, the Bank competes with several commercial banks and savings institutions in surrounding counties, many with assets which are substantially larger than the Bank.

                           REGULATION AND SUPERVISION

REGULATION AND SUPERVISION OF THE COMPANY

     GENERAL. The Company is a public company registered with the Securities and Exchange Commission (the "SEC"), whose common stock trades on the Nasdaq Stock Market, Inc. (the "Nasdaq") and it is a bank holding company subject to regulation by the Federal Reserve Board under the BHCA. As a result, the activities of the Company are subject to certain requirements and limitations, which are described below. As a public reporting company, the Company is required to file annual, quarterly and current reports with the SEC and as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     DIVIDENDS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation and Supervision of the Bank-- Prompt Corrective Regulatory Action."

     STOCK REPURCHASES. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," "well-managed" and are not the subject of any unresolved supervisory issues.

     SARBANES-OXLEY ACT OF 2002 AND RELATED REGULATIONS. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law. SOX contains provisions addressing corporate and accounting fraud which both amended the Securities Exchange Act of 1934, as amended (the "Act") and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm ("RPAF") to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. SOX imposed higher standards for auditor independence and restricts provisions of consulting services by auditing firms to companies they audit. Any non-audit services (subject to a 5% de minimis exception) being provided to an audit client require pre-approval by the Company's audit committee members. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all public reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such terms is defined by the SEC rules) and if not, why not. Audit committees of Company's listed on the Nasdaq must be composed of three directors who meet the definition of "independent" set forth both in NASD Rule 4200(a)(15) and Section 10A(m) and Rule 10A-3 of the Act, and whose audit committee has a written charter containing specific elements set forth in these same NASD and SEC rules and sections. A Company with stock quoted on the Nasdaq that fails to be in compliance with these audit committee requirements, as well as additional Nasdaq requirements, will be delisted.

     Due to SOX, longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

     ACQUISITIONS. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific non-banking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Under Indiana banking law, prior approval of the Indiana Department of Financial Institutions is also required before any person may acquire control of an Indiana stock savings bank, bank or bank holding company. The Department will issue a notice approving the transaction if it determines that the persons proposing to acquire the savings bank or bank holding company are qualified in character, experience and financial responsibility, and the transaction does not jeopardize the interests of the public.

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley Act ("GLB") authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The GLB, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "--Regulation and Supervision of Banks - Capital Requirements."

REGULATION AND SUPERVISION OF THE BANK

     GENERAL.  The  Bank is  subject  to  extensive  regulation  by the  Indiana
Department of Financial Institutions ("DFI") and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The DFI and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the DFI and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

     At December 31, 2003, the Bank's ratio of Tier 1 capital to total assets was 9.38%, its ratio of Tier 1 capital to risk-weighted assets was 15.17% and its ratio of total risk-based capital to risk-weighted assets was 16.42%.

     During the second quarter of 2002, the Bank entered into a memorandum of understanding ("MOU") with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank's profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in the most recent examination report by the FDIC and DFI. While the MOU is in effect, the Bank must maintain Tier 1 capital at or above 7% of assets.

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

     DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the DFI. The Company's Board of Directors have also resolved not to cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2003, the shareholder's equity of the Bank was $38.3 million and approval is required by the Indiana Department of Financial Institutions to pay dividends to the Company.

     Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation."

     Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. For additional information about dividend limitations see Note 12 in the Consolidated Financial Statements.

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

     The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At

December 31, 2003, the Bank is considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.

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

         SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all the standards adopted in the interagency guidelines.

     RESERVE REQUIREMENTS. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts over $6.0 million up to $42.1 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At December 31, 2003, the Bank met applicable Federal Reserve Board reserve requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board ("FHFB"). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding, whichever is greater. As of December 31, 2003, the Bank held stock in the FHLB of Indianapolis in the amount $6.0 million was in compliance with the above requirement.

     The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

     The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2003, the Bank held stock in the FHLB of Cincinnati in the amount of $1.0 million and was in compliance with requirements of membership.

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

     PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     OTHER ACTIVITIES. The Bank is authorized to engage in a variety of agency and fiduciary activities including acting as executors of an estate, transfer agent and in other fiduciary capacities. On approval from the Department of Financial Institutions, the Bank would be permitted to exercise any right granted to national banks.

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

     STATE TAXATION. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as the Bank. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of apportioned adjusted taxable income.

     The Company's state income tax returns have not been audited in recent years.

     EMPLOYEES

     As of December 31, 2003, the Company and subsidiaries had approximately 164 full-time and 7 part-time employees. The employees are not represented by a collective bargaining agreement. Management believes the Company and its subsidiaries enjoy good relations with their personnel.

EXECUTIVE OFFICERS
                                   Age at
Name                          December 31, 2003      Principal Position
----                          -----------------      ------------------

Harry J. Bailey                      61              President and Chief Executive Officer of the Bank and the
                                                     Company

Timothy G. Clark                     53              Executive Vice President and Chief Operating Officer of
                                                     the Bank and the Company

Bradley L. Smith                     43              Senior Vice President - Treasurer and Chief Financial Officer
                                                     of the Bank and the Company

Nancy A. Rogers                      61              Senior Vice President - Marketing Services of
                                                     the Bank and Secretary of the Bank and the Company

Ted R. Girton                        42              Senior Vice President - Credit Administration

Grover F. Archer                     63              Senior Vice President - Retail Banking of the Bank

Deborah A. Bell                      51              Senior Vice President - Information Technology of the Bank

Ronald M. Holloway                   54              Senior Vice President - Lending Services of the Bank

Jan F. Wright                        60              Senior Vice President - Business Services of the Bank


         Unless otherwise noted, all officers have held the position described below for at least the past five years.

     HARRY J. BAILEY has been President of the Company and the Bank since May 1990, and was appointed Chief Executive Officer in December 1990. Mr. Bailey had been the Executive Vice President and Chief Operating Officer of the Company since its formation in 1989 and of the Bank since February 1984. He has been a Director of the Bank since 1987 and a Director of the Company since its formation. From June 1983 to January 1984, Mr. Bailey, an attorney, acted as a consultant to financial institutions and for 15 years before, served in the legal department and as operations officer for thrift institutions in the Chicago area. He is a Trustee of the Henry County Memorial Hospital, Director of the New Castle/Henry County Economic Development Corporation, is a past member of the Board of Directors of the Federal Home Loan Bank of Indianapolis, past Chairman and Director of the Indiana Bankers Association, and past Director of the Henry County Community Foundation.

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

     ITEM 2. PROPERTIES
     ------------------

     The following table sets forth the location of the Company's office facilities at December 31, 2003 and certain other information relating to these properties at that date.


                                    Year           Total              Net          Owned/            Square
                                  Acquired      Investment        Book Value       Leased              Feet
                                  --------      ----------        ----------       ------            -------
                                                  (Dollar amounts in thousands)
  MAIN OFFICE:
  2118 Bundy Avenue
  New Castle, Indiana..........     1958         $   1,658       $      427         Owned             20,500

  BRANCH OFFICES:
  1311 Broad Street
  New Castle, Indiana..........     1890             1,128              320         Owned             18,000

  956 North Beechwood Street
  Middletown, Indiana..........     1971               322               64         Owned              5,500

  22 North Jefferson
  Knightstown, Indiana.........     1979               400              166         Owned              3,400

  1810 North State Street
  Greenfield, Indiana..........     1995             1,207              980         Owned              5,800

  99 Dan Jones Road
  Avon, Indiana................     1995             1,558            1,317         Owned             12,600

  1754 East 53rd Street
  Anderson, Indiana............     1993               734              655         Owned              4,900

  488 W. Main Street
  Morristown, Indiana..........     1998               353              305         Owned              2,600

  7435 W. U.S. 52
  New Palestine, Indiana.......     1999               944              832         Owned              3,300

  6653 West Broadway
  McCordsville, Indiana........     2004               890              890         Owned              3,366

  AMERIANA INSURANCE
  AGENCY, INC. AND TRUST
  DEPARTMENT OF THE BANK
  1908 Bundy Avenue
  New Castle, Indiana..........     1999               384              352         Owned              5,000
                                                 ---------       ----------

        Total..................                  $   9,578       $    6,308
                                                 =========       ==========


     The Bank purchased land in 2003 for future bank use. The total investment for the land was $236,000. The value of the land is not included in the table above. The Bank uses on-line processing terminals. Most of the data processing is done by an in-house data processing center. At December 31, 2003, the total net book value of the Company's offices and equipment (including leasehold improvements) was $ 7.9 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Bank is involved in a variety of litigation in regard to its interests in two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment leasing company which is now in bankruptcy.

     In June and September 2001, the Bank purchased the income streams from two separate pools of leases totaling $12,003,000. Each lease within each pool is supported by a surety bond issued by one of two insurance companies, which were rated at least "A" by Moody's at the time that the surety bonds were issued. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Service Center, a company which has also filed bankruptcy.

     When the lease payments went into default, notice was given to each insurer. One then made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center (CMC), the company which sold the lease pools. Both are now denying responsibility for payment.

     Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. The actions have been consolidated for the purpose of discovery.

     The Bank has also been named as a defendant in a suit filed by a group of lessees in California state court. The California suit alleges that the leases are usurious and uncollectable under California law. None of the plaintiffs in the California suit is a lessee in either of the lease pools purchased by the Bank.

     The Company believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools of $10,900,000 was fully charged-off in September of 2003.

     The Bank has also been named in a suit filed by the Trustee in the CMC and CSC bankruptcies. The suit alleges that the Bank received preferential treatment when it received payments from one of the lease pools and seeks repayment of approximately $86,000 received by the Bank. Additionally, the suit seeks a determination that the transaction represents a loan in which the Bank failed to properly perfect its interest such that the Trustee is entitled to all future payments. The Bank believes the transaction is a true sale in which no perfection is required. The Bank is vigorously defending its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES
--------------------------------------------------------------------------------

     The Company's common stock, par value $1.00 per share (the "Common Stock"), is traded on the Nasdaq National MarketSM under the symbol "ASBI." As of March 12, 2004, the Company had 3,148,788 shares of Common Stock outstanding and had 601 stockholders of record and approximately 1,373 beneficial owners holding shares in nominee or "street" name. The Company began paying quarterly dividends during the fourth quarter of fiscal year 1987. The Company's ability to pay dividends is dependent on dividends received from the Bank. See Note 12 to the "Consolidated Financial Statements" included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

     The following table sets forth the high, low and closing sales prices for the Common Stock as reported on the Nasdaq National MarketSM and the cash dividends declared on the Common Stock for each full quarterly period during the last two fiscal years.

                                          2003                                        2002
                            -----------------------------------       -------------------------------------
                                                      Dividends                                   Dividends
Quarter Ended:               High     Low     Close    Declared       High     Low      Close      Declared
-------------                ----     ---     -----   ---------       ----     ---      -----      --------
March 31                    $12.99   $11.36  $12.56     $0.16         $16.00  $13.15   $14.94       $0.16
June 30                      14.56    11.96   14.03      0.16          15.10   13.85    14.54        0.16
September 30                 15.56    13.13   15.25      0.16          14.20   12.10    13.25        0.16
December 31                  16.00    14.50   14.50      0.16          13.25   10.71    11.48        0.16

ITEM 6.  SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)
                                                                            at December 31,
------------------------------------------------------------------------------------------------------------------------------------
Summary of Financial Condition                      2003        2002         2001         2000          1999
------------------------------------------------------------------------------------------------------------------------------------
   Cash                                         $    9,505  $   7,481    $     7,518  $    14,609  $    14,637
   Investment securities                           137,788     58,155        140,629       99,707      102,705
   Loans net of allowances for loan losses         204,141    304,586        350,383      397,662      325,959
   Interest-bearing deposits, and stock
      in Federal Home Loan Bank                     11,992     44,974         11,648       11,687       11,136
   Other assets                                     39,027     41,611         41,896       33,623       31,912
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                 $  402,453  $ 456,807    $   552,074  $   557,288  $   486,349
------------------------------------------------------------------------------------------------------------------------------------

   Deposits noninterest-bearing                 $   19,039  $  19,124    $    24,257  $    12,927  $    16,308
   Deposits interest-bearing                       326,705    383,063        388,156      354,668      339,451
   Borrowings                                       10,230      6,432         88,583      141,172       82,872
   Other liabilities                                 7,605      9,148          8,183        6,810        7,689
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                               363,579    417,767        509,179      515,577      446,320
------------------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity                             38,874     39,040         42,895       41,711       40,029
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity   $  402,453  $ 456,807    $   552,074   $  557,288   $  486,349
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
Summary of Earnings                                 2003        2002         2001            2000        1999
------------------------------------------------------------------------------------------------------------------------------------
   Interest income                              $   23,096  $  29,973    $    37,170    $  37,323    $  29,083
   Interest expense                                 10,066     17,541         24,243       24,728       16,749
   Net interest income                              13,030     12,432         12,927       12,595       12,334
   Provision for loan losses                         6,440      7,300            360          417          328
   Other income                                     10,540      2,949          4,046        3,533        3,428
   Other expense                                    13,602     13,675         11,348       10,985       10,635
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before taxes                        3,528     (5,594)         5,265        4,726        4,799
   Income taxes                                      1,110     (2,519)         1,465        1,164        1,467
------------------------------------------------------------------------------------------------------------------------------------
   Net income(loss)                             $    2,418  $  (3,075)   $     3,800    $   3,562    $   3,332
------------------------------------------------------------------------------------------------------------------------------------
   Basic earnings (loss)per share               $    0.77   $   (0.98)   $      1.21    $    1.13    $    0.98
   Diluted earnings (loss)per share             $    0.77   $   (0.98)   $      1.21    $    1.13    $    0.98
------------------------------------------------------------------------------------------------------------------------------------
   Dividends declared per share                 $    0.64   $    0.64    $      0.61    $    0.60    $    0.60
------------------------------------------------------------------------------------------------------------------------------------
   Book value per share                         $   12.35   $   12.40    $     13.63    $   13.26    $   12.72
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
Other Selected Data                                 2003        2002         2001         2000        1999
------------------------------------------------------------------------------------------------------------------------------------
   Return on average assets                          0.53%      (0.60)%         0.72%        0.68%        0.77%
   Return on average equity                          6.20       (7.32)          8.92         8.68         7.60
   Ratio of average equity to average assets         8.62        8.18           8.12         7.84        10.17
   Dividend payout ratio (1)                        83.12%        NM(2)        50.41%       53.00%       61.22%
   Number of full-service bank offices                   9         11             11           11           12
------------------------------------------------------------------------------------------------------------------------------------

(1) Based on total dividends per share declared and net income per share for the year.
(2) NM - Not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

EXECUTIVE SUMMARY
-----------------

     The Company was incorporated under Indiana law for the purpose of becoming the holding company for the Bank. The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency ("AIA"), Ameriana Financial Services, Inc. ("AFS") and Ameriana Investment Management, Inc. ("AIMI"). AIA operates a general insurance agency in three locations. AFS has a brokerage operation and owns a partial interest in a life insurance company and a title insurance company. AIMI manages the Company's investment portfolio. On June 29, 2001, the Bank converted from a federal savings bank to an Indiana chartered state savings bank and changed its name to "Ameriana Bank and Trust, SB". The Company also owns a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

     The Company returned to profitability in 2003 with net income of $2,418,000 or $0.77 per diluted share compared with a net loss of $3,075,000 or $0.98 per diluted share in 2002. The Company's net income for the full year 2003 included charges totaling $5,890,000, or $3,534,000 after tax or $1.12 per diluted share, taken in the second and third quarters primarily to write off the troubled lease portfolio. These charges were offset to some extent by a gain of $5,511,000, or $2,930,000 after tax or $0.93 per diluted share, on the third quarter sale of two branches in Ohio. The Company's net loss for 2002 reflected both the additional reserves set aside in the fourth quarter of 2002 as well as a charge of $3,212,000, or $1,900,000 after tax or $0.61 per diluted share, associated with the restructuring of the Company's investment portfolio in the first quarter of 2002. Despite the unfavorable charges mentioned above, the Company's capital ratios remain strong. The Company's risk based capital to risk-weighted assets improved to 16.42% at December 31, 2003 from 13.89% at December 31, 2002, and continues to be classified as "well capitalized" by regulatory standards.

     As with most banks, the Company's largest source of revenue has historically been the net interest margin, which is derived from the spread earned between its interest income and interest expense. The interest-rate environment continued at a 40-year low point in 2003, and actually improved the Company's net interest margin. The net interest margin improved to 3.23% in 2003 from 2.63% in 2002, primarily due to the cost of interest bearing liabilities, which declined greater than the yield earned on interest earning assets. Management expects the net interest margin to contract in the coming year should interest rates remain low.

     The low interest rate environment in 2003 and 2002 also kept the demand for mortgage loan refinancing at a high level. The Company continued to sell new fixed rate mortgage production to minimize potential long-term interest rate risk associated with such long-term, low-interest loans. As a result, gain on sale of loans and servicing rights was $1.9 million in 2003 and $1.4 million in 2002. Due to the rate structure in early 2004 and the large volume of loans refinanced during 2003 and 2002, current estimates indicate that the gain on sale of loans during 2004 will be significantly less than 2003 or 2002.

     Employee pension and legal expenses increased in 2003. Like many other organizations, the Company's defined-benefit pension cost continues to rise. Unfavorable market conditions since 2000 reduced earnings in the pension fund and accordingly caused a significant increase in the contribution required by the Company. The Company's pension expense was $768,000 in 2003 compared to $215,000 in 2002 and $5,000 in 2001. Management expects pension expense to continue to increase in 2004. Litigation that started in 2002 continues with the troubled lease portfolio. Legal and professional fees increased to $731,000 in 2003 from $386,000 in 2002.

     The Company's profitability is also affected by outside sources beyond management's control. These outside sources include the economy, the regulatory environment, and government monetary and fiscal policies. Management started initiatives in 2004 to improve profits in the areas the Company can control, such as limiting expense growth, expanding fee income, and enhancing operational efficiency.

     The statements contained within this report contains forward-looking statements within the meaning of the federal securities laws. Statements in this release that are not strictly historical are forward-looking and are based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as "view" and "believe," involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, changes in consumer demand for financial services, the possibility of unforeseen events affecting the industry generally, the uncertainties associated with newly developed or acquired operations, the amount of losses incurred from the liquidation of certain of the Company's investments, the eventual outcome of litigation to enforce certain surety agreements, and market disruptions and other effects of terrorist activities. The Company undertakes no obligation to release revisions to these forward-looking statements publicly to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES
----------------------------
     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

     ALLOWANCE FOR CREDIT  LOSSES.  The  allowance  for credit  losses  provides coverage for probable losses in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

     The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

     Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

     GOODWILL AND OTHER INTANGIBLES. The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

SALE OF TWO CINCINNATI BRANCHES IN 2003
---------------------------------------

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

INVESTMENTS SOLD IN 2002
------------------------

     The interest rate risk position of the Bank for the prior period ending December 31, 2001, was reviewed by management. Management determined that a significant deterioration had occurred in the Company's CMO portfolio, which resulted in a large increase in the Company's exposure to future increases in interest rate risk. Upon further review, management determined that the increase in the exposure was significant enough to call into question the prudence of continuing to hold the securities to maturity. In order to take the necessary action to reduce this exposure, management decided to move the entire securities portfolio from the "Held to Maturity" accounting classification to the "Available for Sale" classification as of December 31, 2001.

     In 2002, the Company determined that most of its investments no longer fit its risk profile, given the unsettled, uncertain and volatile nature of the market and the possibility that interest rates could move against the portfolio. The decelerating speed of prepayments on these instruments during the first quarter of 2002 was remarkable, significantly extending the practical maturity of the portfolio to a level that exceeded the Bank's risk parameters. The alternatives to taking immediate action to mitigate the potential losses,
including   long-term  funding   strategies,   hedging  strategies  and  partial
liquidations, were felt to be inadequate in the circumstances. The Company decided to liquidate the majority of the investment portfolio. In March 2002, the Bank disposed of $137.0 million in securities at a pretax loss of $3.2 million, or approximately $1.9 million after tax.

     The proceeds from the liquidation of the Company's investments were first applied towards repayment of short-term borrowings from the FHLB. This increased the Company's flexibility to retain more of its self-originated loans in portfolio and to purchase loan participations in the region as they became available. The balance of the proceeds were used to purchase short-term liquid investments, including limited maturity MBS, which present less interest rate risk than the liquidated investments, and an ARM mutual fund. The Company also used some proceeds to invest in intermediate-term MBS to provide a balance to its portfolio between interest rate risk reduction and maintenance of higher net interest income levels.

     In September 2002, the Bank determined it could improve its net interest margin by paying down the majority of FHLB advances with the sale of a similar amount of investment securities. The Company sold an additional $44.6 million of investments in the third quarter 2002 and realized a gain of approximately $1.2 million on the sale, which offset to some extent the loss on disposition of investments realized earlier in the year. The proceeds from this latest investment sale were used to pay off higher-rate FHLB advances, which included a prepayment penalty of approximately $1.1 million. Aside from the de-leveraging effect, these transactions are expected to improve the Company's net interest margin through the reduction of higher-rate debt with proceeds from the sale of lower-earning investments.

TROUBLED LEASE PORTFOLIO WRITE-OFF
----------------------------------

     On September 30, 2003, the Company wrote-off the remaining balances of two troubled equipment lease pools originated by Commercial Money Center, a now bankrupt company and recorded an after-tax loss of $3,534,000 or $1.12 per diluted share for the year ended December 31, 2003. The Bank entered into these leases pools, which at the time had receivables totaling $12,003,000, consisting primarily of equipment leases, in June and September of 2001. Each lease within each pool is supported by a surety bond issued by insurance companies which were rated at least "A" by Moodys at the time the Company entered into the lease pools. When the issuer of the lease pools filed for bankruptcy in 2002 the outstanding balance on these pools was $10,900,000. The insurers of the lease pools have denied responsibility for payment of the default on the lease pools alleging fraud on the part of Commercial Money Center. At December 31, 2002, the Company established reserves against the two lease pools of $5,450,000, which was equal to approximately 50% of the outstanding amount in default. At the end of the second quarter of 2003, the Company set aside an additional $900,000 in specific reserves for one of the two lease pools. Subsequently, due to continued uncertainty surrounding the prospects for eventual recovery from the sureties, the fact that one of the insurance companies had its credit rating down-graded to "D" by A.M. Best, and that the litigation with respect to the enforcement of the surety bonds was proving more protracted and challenging than originally anticipated, in keeping with the Company's policy for reserving against its assets, the Company determined to charge-off the remaining balances of the lease pools.

FINANCIAL CONDITION
-------------------

     Total assets decreased $54.3 million or 11.9% to $402.5 million at December 31, 2003, from $456.8 million at December 31, 2002. The decrease was primarily due to the sale of the Ohio branches to Peoples Community Bancorp, Inc. which reduced assets approximately $55.6 million (See "Sale of Two Cincinnati Branches in 2003").

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents decreased $31.2 million to $14.5 million at December 31, 2003, from $45.7 million at December 31, 2002. The decrease was the result of investing cash and cash equivalents in investment securities.

SECURITIES
----------

     Investment securities increased approximately $79.6 million to $137.8 million at December 31, 2003, from $58.2 million at December 31, 2002. This was mainly due to a decline in the loan portfolio during 2003 which resulted from refinanced mortgage loans. Due to the rate environment in 2003, the Bank continued to sell the majority of its fixed-rate originations.

     The following table identifies changes in the investment securities carrying values:

                                                        (Dollars in thousands)
        -------------------------------------------- ------------- ---------------- ---------------- ----------------
                                                         2003           2002           $ Change         % Change
        -------------------------------------------- ------------- ---------------- ---------------- ----------------
        Available for sale at December 31:
        Mortgage-backed and
              collateralized mortgage obligations        $ 36,501          $27,824          $8,677            31.2%
        Federal agencies                                   78,423            8,227          70,196           853.2
        Municipal securities                                9,424               --           9,424             NM(1)
        Mutual fund                                        11,796           20,538          (8,742)          (42.6)
        Trust preferred                                     1,644            1,566              78             5.0
        -------------------------------------------- ------------- ---------------- ---------------- ----------------
           Totals                                        $137,788          $58,155        $ 79,633           136.9%
        -------------------------------------------- ------------- ---------------- ---------------- ----------------

(1) NM - Not meaningful.

     The following table identifies the percentage composition of the investment securities:

        --------------------------------------------------- ------------- -------------
                                                                2003          2002
        --------------------------------------------------- ------------- -------------
        Available for sale at December 31:
        Mortgage-backed and
              collateralized mortgage obligations                26.5%         47.8%
        Federal agencies                                         56.9          14.2
        Municipal securities                                      6.8            --
        Mutual fund                                               8.6          35.3
        Trust preferred                                           1.2           2.7
        --------------------------------------------------- ------------- -------------
           Totals                                               100.0%        100.0%
        --------------------------------------------------- ------------- -------------

     The following table identifies changes in net unrealized gains and losses in investment securities:

                                                        (Dollars in thousands)
        --------------------------------------------------- ------------- -------------- -------------
                                                                2003          2002         $ Change
        --------------------------------------------------- ------------- -------------- -------------
        Available for sale at December 31:
        Mortgage-backed and
              collateralized mortgage obligations                  $ 40            $573       $ (533)
        Federal agencies                                           (157)            175         (332)
        Municipal securities                                         56              --           56
        Mutual fund                                                (144)             61         (205)
        Trust preferred                                             144              66           78
        --------------------------------------------------- ------------- -------------- -------------
           Totals                                                 $ (61)           $875       $ (936)
        --------------------------------------------------- ------------- -------------- -------------

See Note 3 to the "Consolidated Financial Statements" for more information on investment securities.

LOANS
-----

The following table shows the percentage change of the loan portfolio by category calculated as of December 31 (loans in process and deferred fees are not included in this table):

                             (Dollars in thousands)
        --------------------------------------------------- ------------- -------------
                                                                2003          2002
                                                                 vs            vs
                                                                2002          2001
        --------------------------------------------------- ------------- -------------
        At year-end December 31:
        Real estate mortgage loans:
          Commercial loans                                     (10.1)%          43.6%
          Residential loans                                    (36.0)          (25.5)
          Construction loans                                   (57.8)            1.6
        Commercial loans and leases                            (60.0)            3.5
        Consumer loans:
          Mobile home and auto loans                           (48.6)          (36.7)
          Loans secured by deposits                            (28.2)          (16.2)
          Home improvement loans                               (16.9)          (38.5)
          Other                                                (18.7)          (84.6)
        --------------------------------------------------- ------------- -------------

     The loan portfolio declined $107.5 million to $214.1 million at year end 2003 from $321.6 million at year end 2002. The sale of the Ohio branches accounted for $28.8 million of the loan portfolio decline, with mortgage loan refinancing accounting for most of the remainder.

     The sale of the Ohio branches included $649,000 in residential real estate mortgage loans, $25.0 million in commercial mortgage real estate loans, and $3.2 million in consumer loans. The portfolio shift to commercial real estate loans continued in 2003 and 2002 with commercial loans comprising 37.2% of the overall portfolio at year-end 2003 compared to 27.5% at year-end 2002. Fixed-rate residential mortgage loan production were sold in the secondary market in 2003 and 2002, which is the main cause for the decline in residential mortgage loans. Proceeds from loans sold in the secondary markets were $154.5 million in 2003, and $113.0 million in 2002. Fixed mortgage loan rates have been at historic lows during this two-year period, which has increased the volume of refinances. The fixed-rate residential loans are sold to minimize the Bank's exposure to interest rate risk. Due to the consumer demand for fixed-rate loans, the Bank's residential loan portfolio has declined. The Bank generally retains loan servicing on loans originated and sold in Indiana, and sold loans and loan servicing rights for loans previously originated and sold in Ohio. Loans serviced by the Bank for investors, primarily the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and the Federal Home Loan Bank ("FHLB"), totaled approximately $193.0 million in 2003 and $177.4 million in 2002. Loans sold and subsequently serviced by the Bank generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375%.

     In 2001, the Bank purchased two separate pools of lease receivables, totaling $12.0 million, which is the reason for the substantial increase in commercial loans and leases in 2001. In 2002 these two pools went into default and were charged-off in 2003 (see "Troubled Lease Portfolio Charged-Off").

     Consumer loans made up 3.68% and 4.21% of the total loan portfolio for 2003 and 2002, respectively. Consumer loans declined $5.6 million, to $7.9 million at December 31, 2003, from $13.5 million at December 31, 2002. The decline was primarily due to reduced loan volume as market competitive rates were below minimums established by the Company and the sale of loans included in the Ohio branch sale which included $3.2 million in consumer loans.

     Total loan production was strong for 2003 and 2002. New loan production was $229.9 million and $217.0 million in 2003 and 2002, respectively. Since the Bank sells most of its fixed-rate mortgage loans in the secondary market, the loan volume is not fully reflected in the balance sheet.

CREDIT QUALITY
--------------

     Non-performing assets, totaling $8.4 million, declined in 2003. This represents a decrease of $10.0 million from the 2002 non-performing assets total of $18.4 million. The main cause for the decrease was the two lease pools totaling $10.9 million that were charged-off in 2003 (see "Troubled Lease Portfolio Charged-Off").

     The Bank also has a number of real estate development/lot loans and single-family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy, and the Bank is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of the various loans totaled $3.5 million as of December 31, 2003.

         The following table compares delinquent loans as a percentage of total loans:

        -------------------------- --------------------------------------- -- ---------------------------------------
        December 31,                                2003                                       2002
        -------------------------- --------------------------------------- -- ---------------------------------------
                                              90                                           90
                                              days        Non-                            days      Non-
                                    30-89     and       accrual                30-89      and     accrual
                                     days     over(1)    loans     Totals       days     over(1)   loans      Totals
        -------------------------- --------- --------- ---------- -------- -- --------- -------- ---------- ---------
        Real Estate:
          Residential                 0.79%     0.04%      0.81%    1.64%         0.59%    0.03%      1.05%     1.83%
          Commercial                  0.05        --       1.63     1.68          0.22     0.01       0.72      0.79
          Construction                  --        --       1.55     1.55          0.32       --         --      0.32
        Commercial loans              0.01        --       0.04     0.05          0.14       --       0.51      0.65
        Consumer loans                0.14        --         --     0.14          0.17       --       0.08      0.25
        Leases                          --        --         --       --            --       --       3.48      3.48
        -------------------------- --------- --------- ---------- -------- -- --------- -------- ---------- ---------
        Totals                        0.99%     0.04%      4.03%    5.06%        1.44%    0.04%      5.85%     7.32%
        -------------------------- --------- --------- ---------- -------- -- --------- -------- ---------- ---------

        (1)   Still accruing

     The Bank's charged-off loans, less recoveries, were $11,362,000 and $364,000 in 2003 and 2002, respectively. The percentage of net charge-offs to average assets were 2.51% and .07% in 2003 and 2002, respectively.

DEPOSITS
--------

     Interest rates paid on Bank deposits stayed at historic lows in 2003 as market interest rates continued to fall. The fed funds interest rate, the rate banks charge other banks on overnight loans, was at a 42-year low. Fed fund rates generally affect the prime lending rate, which was at a 45-year historic low. The Federal Reserve has cut the fed funds rate 12 times since 2001, with the last rate cut of .50% in November 2002. Short-term deposits (deposits with maturities of one year or less, including certificate accounts, checking, savings and money market accounts) comprised 77% of the Bank's deposit portfolio as of year-end 2003, compared with 80% for the same period in 2002. With such a high percentage of deposit accounts staying short-term, an increase in rates in the near future may squeeze the Bank's net interest margin in the short term, since loans are slower to re-price at new market rates.

     Deposits declined $56.5 million, or 14.0%, in 2003 for a year-end portfolio balance of $345.7 million. The deposit portfolio at year-end 2002 was $402.2 million. The main reason for the decline was the sale of the two Cincinnati branches which included the transfer of $55.6 million in deposits.

         The following table shows deposit changes by category:

                             (Dollars in thousands)

        -------------------------------------------------------------------------------------------------------------
                                                         2003           2002           $ Change         % Change
        -------------------------------------------------------------------------------------------------------------
        December 31,
          Savings deposits                                $30,558          $33,990         $(3,432)       (10.10)%
          NOW and Super NOW accounts                       79,707           39,344          40,363        102.59
          Money market accounts                            48,238           61,127         (12,889)       (21.09)
          Certificates $100,000 and more                   27,212           45,510         (18,298)       (40.21)
          Other certificates                              160,029          222,216         (62,187)       (27.98)
        -------------------------------------------------------------------------------------------------------------
           Totals                                         345,744         $402,187        $(56,443)       (14.03)%
        -------------------------------------------------------------------------------------------------------------

BORROWINGS
----------

     Borrowings increased in 2003. FHLB advances increased $4.0 million to $9.6 million at year-end 2003 from $5.6 million at year-end 2002. The increase was mainly due to a $5.0 million putable FHLB advance taken in November 2003. Putable advances offer a low fixed rate of interest in exchange for the borrower's selling the FHLB the option to convert the advance before maturity on any given conversion date to an adjustable rate advance based on a predetermined index for the remaining term to maturity, at the FHLB's sole discretion. The putable advance has a 10 year maturity with a rate of 3.90% guaranteed for two years and could convert to an adjustable advance should the three month LIBOR index reach 8.0%.

     Notes payable by the Company declined $240,000 to $600,000 at year-end 2003, from $840,000 at year-end 2002. The notes payable consists of a note payable to a third-party financial institution with a balance of $600,000 and $750,000 bearing interest at 3.50% and 4.25% at December 31, 2003 and December 31, 2002 respectively, the proceeds of which were used to finance stock repurchases during 1999. Notes payable with a balance of $90,000 at December 31, 2002 and paid off in 2003 were 6.0% notes payable to former stockholders of Cardinal State Bank.

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

     The Asset-Liability Management Committee and the Board of Directors review the Bank's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan, deposit, borrowings and market information to estimate fair values of assets and liabilities using discounted cash flows. The difference between the Bank's estimated fair value of assets and the estimated fair value of liabilities, is the fair value of equity, also referred to as net present value of equity ("NPV"). The change in the NPV is calculated at different interest rate intervals. This tests the interest rate risk exposure from movements in interest rates to determine the change in the Bank's NPV. The model also tests the impact various interest rate scenarios have on net interest income and net income over a stated period of time (one year, for example).

     The model uses a number of assumptions, including the relative levels of market interest rates and prepayments or extension in maturity and repayment in loans, MBS and CMO, and certain types of callable investments. These computations do not contemplate actions management may undertake to reposition the assets and liabilities, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the model of computing NPV. Should interest rates remain or decrease below present levels, the portion of adjustable rate loans could decrease in future periods due to loan refinancing or payoff activity. In the event of an interest rate change, pre-payment levels would likely be different from those assumed in the model and the ability of borrowers to repay their adjustable rate loans may decrease during rising interest rate environments.

     The Bank's information below provides an assessment of the risk of NPV in the event of sudden and sustained 200-basis-point increases and decreases in the prevailing interest rates as of December 31, 2003.

--------------------------------------------------------------------------------------------------------------------------
                                                                                            NPV as Percent of
                                               Net Portfolio Value                       Present Value of Assets
--------------------------------------------------------------------------------------------------------------------------
 Change                       Dollar                Dollar                Percent
in Rates                      Amount                Change                Change        NPV Ratio          Change
--------------------------------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

 +200  bp *                  $41,094               $ (2,751)               (6.27)%          10.37%        (38) bp
Base or 0%                    43,845                                                        10.75%
-200   bp                     43,495                   (350)               (0.80)%          10.42%        (33) bp
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
* basis points

     The interest rate risk position of the Bank for the prior period ending December 31, 2003, was within the Bank's risk parameters specified in its interest rate risk policy.

YIELDS EARNED AND RATES PAID
----------------------------

     The following tables set forth the weighted average yields earned on the Company's interest-earning assets and the weighted average interest rates paid on the Company's interest-bearing liabilities, together with the net yield on interest-earning assets.

                                                                                   Year Ended December 31,
                                                                               --------------------------------------
Weighted Average Yield:                                                          2003       2002         2001
---------------------------------------------------------------------------------------------------------------------
     Loans                                                                        7.20%     7.15%        7.98%
     Mortgage-backed and collateralized mortgage obligations                      3.24      5.64         7.00
     Other interest-earning assets                                                2.69      3.09         6.66
     All interest-earning assets                                                  5.73      6.33         7.71
Weighted Average Cost:
---------------------------------------------------------------------------------------------------------------------
     Deposits                                                                     2.58      3.71         5.03
     Federal Home Loan Bank advances                                              6.57      6.39         6.50
     Notes payable                                                                3.95      3.69         7.30
     All interest-bearing liabilities                                             2.65      3.97         5.31
---------------------------------------------------------------------------------------------------------------------
Interest Rate Spread (spread between weighted average yield on all
     interest-earning assets and all interest-bearing liabilities)                3.08      2.36         2.40
---------------------------------------------------------------------------------------------------------------------
Net Yield (net interest income as a percentage of average
     interest-earning assets)                                                     3.23      2.63         2.68

                                                                                           At December 31,
                                                                           ------------------------------------------
Weighted Average Interest Rates:                                              2003          2002         2001
---------------------------------------------------------------------------------------------------------------------
     Loans                                                                     6.82%        6.88%        7.74%
     Mortgage-backed and collateralized mortgage obligations                   4.79         6.66         6.35
     Other earning assets                                                      3.18         2.39         7.18
     Total interest-earning assets                                             5.46         6.07         7.39
     Deposits                                                                  1.92         3.04         4.40
     Federal Home Loan Bank advances                                           5.38         6.83         5.58
     Notes payable                                                             3.50         4.44         6.20
     Total interest-bearing liabilities                                        2.03         3.09         4.62
     Interest rate spread                                                      3.43         2.98         2.77
---------------------------------------------------------------------------------------------------------------------

RATE/VOLUME ANALYSIS

     The following table sets forth certain information regarding changes in interest income, interest expense and net interest income of the Company for the periods indicated. For each category of interest earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by new volume). No material amounts of loan fees or out-of-period interest are included in the table. Dollars are in thousands.

                                                                  Year Ended December 31
                                               2003        vs.       2002       2002       vs        2001
-------------------------------------------------------------------------------------------------------------------
                                                       Increase (Decrease)             Increase (Decrease)
                                                       Due to Changes in               Due to Changes in
-------------------------------------------------------------------------------------------------------------------
                                                                    Net                             Net
                                               Volume        Rate   Change      Volume        Rate  Change
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                       $(5,372)  $   140   $(5,232)      $(2,705)  $(2,827) $ (5,532)
   Other interest-earning assets                   204    (1,849)   (1,645)        1,770    (3,435)   (1,665)
-------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets                (5,168)   (1,709)   (6,877)         (935)   (6,262)   (7,197)
-------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Deposits                                       (843)   (4,213)   (5,056)        2,272    (6,223)   (3,951)
   FHLB advances and notes payable              (2,416)       (3)   (2,419)       (2,671)      (80)   (2,751)
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities           (3,259)   (4,216)   (7,475)         (399)   (6,303)   (6,702)
-------------------------------------------------------------------------------------------------------------------
   Change in net interest income               $(1,909)  $ 2,507   $   598       $  (536)  $    41  $   (495)
-------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

PART 1   2003 COMPARED TO 2002
------------------------------

Net  Income (Loss)
------------------

     The Company had a net profit of $2.4 million or $0.77 per diluted share for the year-end 2003. The Company incurred a provision expense of $6.4 million in 2003 which was offset by a net gain on the sale of branches of $5.5 million for the same period. The provision expense decreased approximately $900,000 in 2003 compared to 2002. The provision expense was $7.3 million in 2002.

     The provision expense included specific reserves of approximately $5.45 million taken in both 2003 and 2002 was largely due to two pools of equipment lease receivables. (see "Troubled Lease Portfolio Charged-Off").

     For a quarterly breakdown of earnings, see Note 18 to the "Consolidated Financial Statements."

     The table below shows selected performance data:

----------------------------------------------- -------------- ------------- -------------- ------------- --------------
                                                    2003           2002          2001           2000          1999
----------------------------------------------- -------------- ------------- -------------- ------------- --------------
Net income (loss) (in thousands)                       $2,418      $(3,075)         $3,800        $3,562         $3,332
Basic earnings (loss) per share                        $ 0.77      $ (0.98)         $ 1.21        $ 1.13         $ 0.98
Diluted earning (loss) per share                       $ 0.77      $ (0.98)         $ 1.21        $ 1.13         $ 0.98
Dividends declared per share                           $ 0.64       $ 0.64          $ 0.61        $ 0.60         $ 0.60
Book value per share                                   $12.35      $ 12.40          $13.63        $13.26         $12.72
Return on average assets                                0.53%       (0.60)%          0.72%         0.68%          0.77%
Return on average equity                                6.20%       (7.32)%          8.92%         8.68%          7.60%
Ratio of average equity to average assets               8.62%        8.18%           8.12%         7.84%         10.17%
Dividend Payout Ratio(1)                               83.33%         NM            50.41%        53.00%         61.22%
Number of full-service bank offices                      9            11             11            11             12
----------------------------------------------- -------------- ------------- -------------- ------------- --------------

 (1) Based on total dividends per share declared and net income per share for the year. NM - not meaningful.

NET INTEREST INCOME
-------------------

     The Company derives the majority of its income from net interest income. The following table shows a breakdown of net interest income for 2003 compared to 2002.

                             (Dollars in thousands)
---------------------------------------------------------------------------------------------------
Years ended December 31,                             2003                           2002
---------------------------------------------------------------------------------------------------
                                             Interest       Yield          Interest       Yield         Change
------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                      $19,241       7.20%           $24,473       7.15%      $ (5,232)
Other interest income                             3,855       2.83              5,500       4.19         (1,645)
------------------------------------------------------------------------------------------------------------------
   Total interest income                         23,096       5.73             29,973       6.33         (6,877)
------------------------------------------------------------------------------------------------------------------
Interest on deposits                              9,656       2.58             14,712       3.71         (5,056)
Interest on borrowings                              410       6.30              2,829       6.33         (2,419)
------------------------------------------------------------------------------------------------------------------
   Total interest expense                        10,066       2.65             17,541       3.97         (7,475)
------------------------------------------------------------------------------------------------------------------
Net interest income                             $13,030         --            $12,432         --            598
------------------------------------------------------------------------------------------------------------------
Net interest spread                                  --       3.08%               --        2.36%            --
Net interest margin                                  --       3.23%               --        2.63%            --
------------------------------------------------------------------------------------------------------------------

     Net interest income increased 4.8% or $598,000 in 2003. Most of the increase was rate-related. See "Rate/Volume Analysis" for more information. The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, was 3.08% in 2003 and 2.36% in 2002. The net interest margin on interest-earning assets, which is interest income as a percentage of average earning assets, was 3.23% in 2003 and 2.63% in 2002. The improvements in the interest spread and margin are the results of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market, Super Now accounts, and lower borrowing cost. The lower borrowing costs were the result of paying off higher costing FHLB advances with lower yielding investments in September 2002.

PROVISION FOR LOAN LOSSES
-------------------------

     The Company's provision for loan losses was $6.4 million for 2003, compared with 7.3 million in 2002. The provision is the amount that is added to the allowance for loan losses to absorb inherent losses in the loan portfolio. The provision expense for both 2003 and 2002 consisted of specific reserves for the troubled lease pools (see "Troubled Lease Portfolio Charged-Off").

     Specific reserves of $895,000 were established in 2002 for business/development loans and its related parties. The business/development loans had a principal balance of $3.5 million and 3.6 million at December 31, 2003 and December 31, 2002 respectively. The reserves are approximately 25% of the principal balance at December 31 2003 and December 31, 2002.

     Net loan charge-offs were $11.4 million and $364,000 for the years 2003 and 2002, respectively. The allowance for loan losses as a percent of loans was 1.80% at December 31, 2003, and 2.77% at December 31, 2002. Non-performing loans, which consists of non-accrual loans and loans delinquent over 90 days and still accruing, decreased by $10.0 million during 2003. Non-performing loans were $8.4 million at December 31, 2003, and $18.4 million at December 31, 2002. The decrease in non-performing loans was mainly due to the charge-off of the troubled lease portfolio (see "Troubled Lease Portfolio Charged-Off").

         The following table breaks out non-performing loans by category.

                                                        (Dollars in thousands)
        -------------------------------------------- ------------- ---------------- ---------------- ----------------
                                                         2003           2002           $ Change         % Change
        -------------------------------------------------------------------------------------------------------------
        December 31,
        Non-accrual loans                                  $8,383          $18,307         $(9,924)         (54.21)%
        Over 90 days delinquent still accruing                 74              135             (61)         (45.19)%
        -------------------------------------------------------------------------------------------------------------
        Totals                                             $8,457          $18,442         $(9,985)         (54.14)%
        -------------------------------------------------------------------------------------------------------------

     The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company's lending area and loan portfolio mix during each year.

NON-INTEREST INCOME
-------------------

         Non-interest income was $10.5 million in 2003 and $2.9 million in 2002, for an overall increase of $7.6 million or 257.4%. The main cause of the change was due to the net gain on sale of branches of $5.5 million in 2003 (See "Sale of Two Cincinnati Branches in 2003") and net losses on securities sold in 2002 of $2.0 million (See

"Investments Sold in 2002"). Excluding the net gain on sale of branches and security losses, non-interest income would have improved 1.11%. Gains on sales of loans and servicing rights improved to $1.9 million for 2003 from $1.4 million for 2002, an increase of 31.97%. Interest rates have steadily declined since 2001, which has created a higher demand from consumers for fixed-rate mortgage loans. Proceeds from loans sold in the secondary market were $154.5 million in 2003 and $113.0 million in 2002. The increase in gains on sales of loans was the result of a continued increase in refinancing during the first nine months of 2003. Due to the rate structure in early 2004 and the large amount of loans that refinanced during 2003 and 2002, current estimates indicate that the gain on sale of loans during 2004 will be significantly less than 2003 or 2002. Other fees and service charges improved 6.31%, while brokerage and insurance commissions were down 4.48%. The Bank invested in life insurance on employees and directors, with a balance or cash surrender value of $19.7 million and $18.9 million, respectively, at December 31, 2003 and 2002. The majority of these policies were purchased in 1999. The nontaxable increase in cash surrender value of life insurance declined to $773,000 in 2003 from $897,000 in 2002. The decline was due to declining interest rates. Operating losses associated with the limited partnership amounted to a loss of $81,000 in 2003 and a gain of $92,000 in 2002 and are included in other income. The Company incurred an allocated gain of $191,000 and tax credit recapture of $33,000 due to the termination of ownership in one of the properties in 2002. The Company also reflected federal income tax credits of $174,000 and $159,000 for the year ended December 31, 2003, and December 31, 2002.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense was $13.6 million in 2003 and $13.7 million in 2002, for an overall decrease of $73,000 or 0.53%. Non-interest expense in 2002 included penalties charged for early payoff of FHLB advances of $1.1 million (See "Investments Sold in 2002"). Excluding the advance early payoff penalties, non-interest expense would have increased $1.1 million or 7.96%. The largest component of non-interest expense is salaries and employee benefits, which made-up 59.42% of total non-interest expenses in 2003.

     Salaries and employee benefits increased $483,000 to $8.1 million in 2003, compared with $7.6 million in 2002. The Bank's employee retirement plan expense increased to $768,000 in 2003 from $215,000 in 2002. Prior to 2002 the stock market generally provided enough earnings to cover increases required in the employee retirement fund. With the decline of the stock market, the Bank's retirement expense in rose substantially in 2002 and 2003. Other insurance benefits, comprised mainly of medical insurance, increased to $1.2 million in 2003 from $1.0 million in 2002, for an overall increase in insurance benefits expense of $200,000. Please see Note 11 to the

"Consolidated Financial Statements" for more information regarding benefits.

     Net occupancy and furniture and equipment expense was $1.6 million in 2003, compared with $1.7 million 2002, for an overall expense decrease of $104,000, or 6.30%. The decrease was mainly due to real estate taxes which declined $142,000 due to a reduction in Indiana real estate tax assessments. Legal and professional expenses were $345,000 higher in 2003 from 2002 mainly due to the CMC leases litigation and the sale of the Ohio branches. Data processing, printing and supplies, and all other expenses increased $279,000, or 9.42%, in 2003 from 2002 mainly due to higher federal deposit insurance and loan processing expense. Federal deposit insurance was $119,000 higher due to an increase in the Bank's insurance premium rate in mid 2002 and loan processing expense was $87,000 higher due to a greater volume of loans originated and sold in 2003 from 2002.

INCOME TAX EXPENSE
------------------

     The Company incurred income tax expense of $1.1 million in 2003, compared to an income tax benefit of $2.5 million in 2002. The effective tax rate was 31.5% in 2003 and (45.0)% in 2002. The 2003 income taxes were composed of a $847,000 credit for current taxes and a $2.0 million expense for deferred taxes. The 2002 income taxes were composed of a $796,000 expense for current taxes and a $3.3 million credit for deferred taxes. The deferred tax expense in 2003 was mainly due to net charge-offs in 2003 exceeding the loan provision expense. The deferred tax credit in 2002 was mainly due to the loan provision expense in 2002 which exceeded net charge-offs. The primary difference between the effective tax rates and the statutory tax rates in 2003 relates to tax credits, cash value of life insurance and the disposition of goodwill resulting from the sale of the Ohio branches. The primary difference between the effective tax rates and the statutory tax rates in 2002 relate to tax credits and cash value of life insurance. See Note 10 to the "Consolidated Financial Statements" for more information.

PART 2   2002 COMPARED TO 2001
------------------------------

NET INCOME (LOSS)
-----------------

     The Company had a net loss of $3.1 million for the year-end 2002, due primarily to security losses and large loan provision expenses.

     The total provision for loan and lease losses increased substantially in 2002. Provision expense increased $6.9 million for a total provision expense of $7.3 million in 2002. This increase was necessary to establish specific reserves for the additional non-accrual loans, which increased by $16.1 million in 2002, for a year-end total of $18.3 million. In 2002, the Bank set aside specific reserves in the amount of $5.5 million for two lease pools with a principal balance of $10.9 million at December 31, 2002, in addition to specific reserves of $795,000 for business/development loans and its related parties with a principal balance of $3.6 million at December 31, 2002. These specific reserves account for $6.2 million of the $6.9 million increase in the provision for loan and lease losses. The Bank also increased its general reserves due to the weak economy and to reflect the Bank's current risk in the loan portfolio due to the change in the portfolio mix.

         For a quarterly breakdown of earnings, see Note 18 to the "Consolidated Financial Statements."

NET INTEREST INCOME
-------------------

         The Company derives the majority of its income from net interest income. The following table shows a breakdown of net interest income for 2002 compared with 2001.

                             (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
Years ended December 31,                             2002                           2001
------------------------------------------------------------------------------------------------------
                                             Interest       Yield          Interest       Yield           Change
--------------------------------------------------------------------------------------------------------------------
Interest and fees on loans                      $24,473       7.15%           $30,005       7.98%        $  (5,532)
Other interest income                             5,500       4.19              7,165       6.76            (1,665)
--------------------------------------------------------------------------------------------------------------------
   Total interest income                         29,973       6.33             37,170       7.71            (7,197)
--------------------------------------------------------------------------------------------------------------------
Interest on deposits                             14,712       3.71             18,663       5.03            (3,951)
Interest on borrowings                            2,829       6.33              5,580       6.52            (2,751)
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                        17,541       3.97             24,243       5.31            (6,702)
--------------------------------------------------------------------------------------------------------------------
Net interest income                             $12,432         --            $12,927         --             $(495)
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                  --       2.36%                --       2.40%               --
Net interest margin                                  --       2.63%                --       2.68%               --
--------------------------------------------------------------------------------------------------------------------

     Net interest income declined 3.8% or $495,000 in 2002. Most of the decrease was volume related. See "Rate/Volume Analysis" for more information. The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, was 2.36% in 2002 and 2.40% in 2001. The net interest margin on interest-earning assets, which is interest income as a percentage of average earning assets, was 2.63% in 2002 and 2.68% in 2001.

PROVISION FOR LOAN LOSSES
-------------------------

     The Company significantly increased the provision for loan losses for a total provision expense of $7.3 million for 2002, compared with $360,000 in 2001. The provision is the amount that is added to the allowance for loan losses to absorb inherent losses in the loan portfolio. Net loan charge-offs were $364,000 and $119,000 for the years 2002 and 2001, respectively. The allowance for loan losses as a percent of loans was 2.77% at December 31, 2002, and .49% at December 31, 2001, and represents management's best estimate of the inherent losses in the loan portfolio. The provision increase in 2002 was necessary to increase the allowance for loan and lease losses to a sufficient level of specific and general reserves. Non-performing loans, which consists of non-accrual loans and loans delinquent over 90 days and still accruing, substantially increased by $15.8 million during 2002. Non-performing loans were $18.4 million at December 31, 2002, and $2.6 million at December 31, 2001. The increase in non-performing loans was mainly due to a few large loans. Please see "Credit Quality" for more information.

The following table breaks out non-performing loans by category.

                                                        (Dollars in thousands)
        -------------------------------------------------------------------------------------------------------------
                                                         2002           2001           $ Change         % Change
        -------------------------------------------------------------------------------------------------------------
        December 31,
        Non-accrual loans                                 $18,307           $2,178         $16,129            740.5%
        Over 90 days delinquent still accruing                135              395            (260)           (65.8)
        -------------------------------------------------------------------------------------------------------------
        Totals                                            $18,442           $2,573         $15,869            616.8%
        -------------------------------------------------------------------------------------------------------------

     The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company's lending area and loan portfolio mix during each year.

NON-INTEREST INCOME
-------------------

     Non-interest income was $2.9 million in 2002 and $4.0 million in 2001, for an overall decrease of 27.50%. The main cause of the decline was due to the net losses on securities sold in 2002 of $2.0 million (See "Investments Sold in 2002"). Excluding the security losses, non-interest income would have improved 22.94%. Gains on sales of loans and servicing rights improved to $1.4 million for 2002 from $804,000 for 2001, an increase of 77.00%. Interest rates have steadily declined since 2001, which has created a higher demand from consumers for fixed-rate mortgage loans. Proceeds from loans sold in the secondary market were $113.0 million in 2002 and $86.8 million in 2001. Other fees and service charges improved 5.25%, while brokerage and insurance commissions were up 1.01%. The Bank invested in life insurance on employees and directors, with a balance or cash surrender value of $18.9 million and $18.0 million, respectively, at December 31, 2002 and 2001. The majority of these policies were purchased in 1999. The nontaxable increase in cash surrender value of life insurance was $897,000 in 2002 and $945,000 in 2001. Overall, the increase in cash value of life insurance declined 5.08% in 2002 compared with 2001. Operating losses associated with the limited partnership amounted to a gain of $92,000 in 2002 and a loss of $172,000 in 2001 and are included in other income. The Company incurred an allocated gain of $191,000 and tax credit recapture of $33,000 due to the termination of ownership in one of the properties in 2002. The Company also reflected federal income tax credits of $159,000 (after-tax credit recapture) and $210,000 for the year ended December 31, 2002, and December 31, 2001.

NON-INTEREST EXPENSE
--------------------

     Non-interest expense was $13.7 million in 2002 and $11.3 million in 2001, for an overall increase of 20.51%. The main cause of the increase was the penalties charged for early payoff of FHLB advances in 2002 of $1.1 million (See "Investments Sold in 2002"). Excluding the advance early payoff penalties, non-interest expense would have increased 11.02%. The largest component of non-interest expense is salaries and employee benefits, which make up 55.57% of total non-interest expenses.

     Salaries and employee benefits increased $879,000 to $7.6 million in 2002, compared with $6.7 million in 2001. In 2002, the Bank paid a former executive officer severance pay for a non-recurring expense of $289,000. The Bank's employee retirement plan expense increased to $215,000 in 2002 from $5,000 in 2001. The retirement expense incurred in 2001 was for general administrative expenses of the retirement fund. In 2001, the stock market generally provided enough earnings to cover increases required in the employee retirement fund. With the decline of the stock market, the Bank's retirement expense in 2002 rose substantially. Other insurance benefits, comprised mainly of medical insurance, increased to $1.0 million in 2002 from $748,000 in 2001, for an overall increase in insurance benefits expense of $280,000. There were 11 new positions added during 2002 in several areas Bank. Please see Note 11 to the "Consolidated Financial Statements" for more information regarding benefits.

     Net occupancy and furniture and equipment expense was $1.7 million in 2002, compared with $1.4 million 2001, for an overall expense increase of $271,000, or 19.62%, in 2001. The increase was mainly due to building equipment maintenance expense, utilities, equipment rental and depreciation expense that increased $74,000, $17,000, $22,000, $14,000, respectively, in 2002 from 2001. Data processing, printing and supplies, and all expenses increased $32,000, or 1.10%, in 2002 from 2001.

INCOME TAX EXPENSE
------------------

     The Company incurred a $2.5 million income tax benefit in 2002 compared income tax expense of $1.5 million in 2001. The effective tax rate was (45.0)% in 2002 and 27.8% in 2001. 2002 income taxes were composed of $796,000 expense for current taxes and a $3.3 million credit for deferred The 2001 income taxes were composed of $1.7 million expense for current taxes and $229,000 credit for taxes. The deferred tax credits in 2002 were mainly due to the loan provision expense in 2002. For both 2002 and 2001 , the primary difference between the effective tax rates and the statutory tax rates relate to tax credits and cash value of life insurance. See Note 10 to the "Consolidated Financial Statements" for more information.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, funds provided by operations, loan principal repayments and new deposits have been the Company's principal sources of liquid funds. In addition, the Company has the ability to obtain funds through the sale of new mortgage loans and through borrowings from the FHLB system. At December 31, 2003, the Company's commitments for loans in process totaled $5.9 million and conditional commitments for lines of credit receivable totaled $21.4 million. Management believes that the Company's liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs. A portion of these commitments is for fixed-rate mortgage loans, which will be sold immediately into the secondary market.

     An amendment of the 1996 Stock Option Plan, which provides for the granting of incentive and non-qualified stock options, was approved by the shareholders in April 1998 and extended the plan's term to ten years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. Options for 825 shares in 2003 were exercised. Options for 9,713 shares in 2002 were exercised. See Notes 1 and 11 to the "Consolidated Financial Statements" for the pro forma effect on net income and option activity.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect of the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CONTRACTUAL OBLIGATIONS
-----------------------

         Either the Company or the Bank has the following known contractual obligations as of December 31, 2003:

----------------------------------- ----------------------------------------------------------------------------------
                                                                  Payment due by period

     Contractual Obligations
----------------------------------- ----------------------------------------------------------------------------------
                                                       Less than           1-3              3-5          More than
                                         Total           1 year           years            years          5 years
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------
                                                                 (Dollars in thousands)
----------------------------------- ----------------------------------------------------------------------------------
Long-Term Debt Obligations                  $ 9,630          $  915          $ 3,517           $  198         $ 5,000
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------
Capital Lease Obligations                        --              --               --               --              --
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------
Operating Lease Obligations                     327             114              150               63              --
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------
Purchase Obligations                             --              --               --               --              --
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------
Other    Long-Term     Liabilities               --              --               --               --              --
Reflected    on   the    Company's
Balance Sheet under GAAP
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------
         Total                              $ 9,957         $ 1,029          $ 3,667           $  260         $ 5,000
----------------------------------- ---------------- --------------- ---------------- ---------------- ---------------

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

CURRENT ACCOUNTING ISSUES
-------------------------

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The FASB's Staff Position 150-3 deferred indefinitely the guidance in SFAS No. 150 on certain mandatorily redeemable noncontrolling interests. At December 31, 2003, the Company has no financial instruments with characteristics of both liabilities and equity.

     In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, and in December 2003 the FASB deferred certain effective dates of
Interpretation No. 46. For all variable interest entities other than special purpose entities, the revised Interpretation is effective for periods ending after March 15, 2004. For variable interest entities meeting the definition of special purpose entities under earlier accounting rules, the Interpretation remains effective for periods ending after December 31, 2003. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company has determined that it has no such interests.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, which provides guidance for transition from the intrinsic value method of accounting for stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been recorded based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been adjusted to the proforma amounts indicated in
Note 1.

     In November 2002, FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others was issued. FIN 45 requires the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The most significant FIN45 instruments of the Company are standby letters of credit. The Company has determined that its standby letters of credit obligations under FIN 45 are not material for disclosure.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page

Report of Independent Auditors                                                                              F - 1

Consolidated Balance Sheets at December 31, 2003 and 2002                                                   F - 2

Consolidated Statements of Operations for Each of the Three Years in the Period Ended
     December 31, 2003                                                                                      F - 3

Consolidated Statements of Shareholders' Equity for Each of the Three Years in the
     Period Ended December 31, 2003                                                                         F - 4

Consolidated Statements of Cash Flows for Each of the Three Years in the Period
     Ended December 31, 2003                                                                                F - 5

Notes to Consolidated Financial Statements                                                                  F - 6


                         Independent Accountants' Report


  To the Shareholders and
  Board of Directors
  Ameriana Bancorp
  New Castle, Indiana


     We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion,  the  consolidated  financial  statements  described  above present fairly, in all material respects, the consolidated financial position of Ameriana Bancorp as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As more fully discussed in Note 7, the Company changed its method of accounting for goodwill in 2002.


/s/ BKD, LLP

Indianapolis, Indiana
February 6, 2004


                                     F-(1)

                                Ameriana Bancorp
                           Consolidated Balance Sheets
                        (in thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             2003                 2002
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash on hand and in other institutions                                                 $     9,505            $   7,481
Interest-bearing demand deposits                                                             5,044               38,215
-----------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents                                                          14,549               45,696
Investment securities available for sale                                                   137,788               58,155
Loans, net of allowance for loan losses of $3,744 and $8,666                               204,141              304,586
Premises and equipment                                                                       7,887                7,901
Stock in Federal Home Loan Bank                                                              6,948                6,759
Goodwill                                                                                       564                1,291
Cash value of life insurance                                                                19,705               18,932
Other assets                                                                                10,871               13,487
-----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                     $402,453             $456,807
=============================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
       Noninterest-bearing                                                               $  19,039            $  19,124
       Interest-bearing                                                                    326,705              383,063
-----------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                                    345,744              402,187
     Borrowings                                                                             10,230                6,432
     Drafts payable                                                                          3,477                5,099
     Other liabilities                                                                       4,128                4,049
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                 363,579              417,767
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
     Preferred stock  - 5,000,000 shares authorized and unissued
     Common stock, $1.00 par value
         Authorized 15,000,000 shares
         Issued and outstanding - 3,148,288 and 3,147,463 shares                             3,148                3,147
     Additional paid-in capital                                                                506                  499
     Retained earnings                                                                      35,259               34,856
     Accumulated other comprehensive income (loss)                                             (39)                 538
-----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                         38,874               39,040
-----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                       $402,453             $456,807
=============================================================================================================================


See notes to consolidated financial statements.

                                      F-(2)

                                Ameriana Bancorp
                      Consolidated Statements of Operations
                        (in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                   Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                         2003               2002               2001
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                               $19,241             $24,473            $30,005
Interest on mortgage-backed securities                                     1,109               3,196              2,225
Interest on investment securities                                          1,983               1,320              4,067
Other interest and dividend income                                           763                 984                873
----------------------------------------------------------------------------------------------------------------------------
         Total interest income                                            23,096              29,973             37,170
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                       9,656              14,712             18,663
Interest on borrowings                                                       410               2,829              5,580
----------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                           10,066              17,541             24,243
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                       13,030              12,432             12,927
Provision for loan losses                                                  6,440               7,300                360
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                        6,590               5,132             12,567
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
Other fees and service charges                                             1,365               1,284              1,220
Brokerage and insurance commissions                                          960               1,005                995
Net realized losses on sales of available-for-sale securities                 41              (2,025)                --
Gains on sales of loans and servicing rights                               1,878               1,423                804
Net gain on sale of branches                                               5,511                  --                 --
Increase in cash value of life insurance                                     773                 897                945
Other                                                                         12                 365                 82
----------------------------------------------------------------------------------------------------------------------------
         Total other income                                               10,540               2,949              4,046
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSE
Salaries and employee benefits                                             8,082               7,599              6,720
Net occupancy expense                                                        783                 963                802
Furniture and equipment expense                                              765                 689                579
Legal and professional fees                                                  731                 386                317
Data processing expense                                                      554                 541                453
Printing and office supplies                                                 253                 309                330
Penalty on early payoff of FHLB advances                                      --               1,076                 --
Other                                                                      2,434               2,112              2,147
----------------------------------------------------------------------------------------------------------------------------
         Total other expense                                              13,602              13,675             11,348
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                          3,528              (5,594)             5,265
Income taxes                                                               1,110              (2,519)             1,465
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       $  2,418            $ (3,075)          $  3,800
============================================================================================================================
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                                $ .77               $(.98)             $1.21
============================================================================================================================


See notes to consolidated financial statements.


                                      F-(3)

                                Ameriana Bancorp
                 Consolidated Statements of Shareholders' Equity
                      (in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                                                              Other
                                                           Additional                     Comprehensive
                                             Common         Paid-in         Retained         Income
                                             Stock          Capital         Earnings         (Loss)            Total
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                      $3,147            $499         $38,065                          $41,711
Net income                                          --              --           3,800                            3,800
Unrealized depreciation on
   available-for-sale securities, net
   of income tax benefit of $464                    --              --              --           $(696)            (696)
                                                                                                         ------------------
    Comprehensive income                                                                                          3,104
Dividends declared ($.61 per share)                 --              --          (1,920)             --           (1,920)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     3,147             499          39,945            (696)          42,895
Net loss                                            --              --          (3,075)             --           (3,075)
Change in unrealized depreciation on
   available-for-sale securities, net
   of income tax expense of $801                    --              --              --           1,234            1,234
                                                                                                         ------------------
    Comprehensive loss                                                                                           (1,841)
Exercise of stock options                            9             128              --              --              137
Purchase of common stock                            (9)           (128)             --              --             (137)
Dividends declared ($.64 per share)                 --              --          (2,014)             --           (2,014)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     3,147             499          34,856             538           39,040
Net income                                          --              --           2,418              --            2,418
Change in unrealized depreciation on
   available-for-sale securities, net
   of income tax benefit of $359                    --              --              --            (577)            (577)
                                                                                                         ------------------
    Comprehensive income                                                                                          1,841
Exercise of stock options                            1               7              --              --                8
Dividends declared ($.64 per share)                 --              --          (2,015)             --           (2,015)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003                    $3,148            $506         $35,259          $  (39)         $38,874
===========================================================================================================================


See notes to consolidated financial statements.


                                      F-(4)

                                Ameriana Bancorp
                      Consolidated Statements of Cash Flows
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                                                         Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                                                                2003             2002             2001
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                   $    2,418      $  (3,075)          $ 3,800
Items not requiring (providing) cash
     Provision for losses on loans                                                6,440          7,300               360
     Depreciation and amortization                                                1,503            967               804
     Increase in cash surrender value                                              (773)          (897)             (945)
     Mortgage loans originated for sale                                        (150,283)      (110,756)          (91,515)
     Proceeds from sale of mortgage loans                                       154,529        113,047            86,814
     Gains on sale of loans and servicing rights                                 (1,878)        (1,423)             (804)
     Loss on sale of investments                                                    (41)         2,025                --
     Gain on sale of branches                                                    (5,511)            --                --
     Increase (decrease) in drafts payable                                       (1,622)        (1,053)            3,053
     Other adjustments                                                           (1,032)         2,898            (2,297)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in)  operating activities                     3,750          9,033              (730)
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
Purchase of investment securities held to maturity                                   --             --          (131,430)
Proceeds from maturities/calls of securities held to maturity                        --             --            77,805
Principal collected on mortgage-backed securities held to maturity                   --             --            11,445
Purchase of investment securities available for sale                           (139,037)      (131,339)               --
Proceeds from sale of investment securities available for sale                   20,705        179,218                --
Proceeds from maturities/calls of securities available for sale                  18,764          6,207                --
Principal collected on mortgage-backed securities available for sale             19,696         28,038                --
Net change in loans                                                              64,512         37,856            45,711
Net purchases of premises and equipment                                          (1,233)        (1,589)             (425)
Purchase of Federal Home Loan Bank stock                                             --            (69)             (100)
Proceeds from sale of Federal Home Loan Bank stock                                   --            675                --
Net cash paid on sale of branches                                               (19,751)            --                --
Other investing activities                                                          488            256               153
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                    (35,856)       119,253             3,159
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------
Net change in demand and passbook deposits                                       41,347         13,487            10,309
Net change in certificates of deposit                                           (42,179)       (23,713)           34,509
Proceeds from borrowings                                                          5,000         55,500            93,500
Repayment of borrowings                                                          (1,202)      (137,651)         (146,089)
Purchase of common stock                                                             --           (137)               --
Exercise of stock options                                                             8            137                --
Cash dividends paid                                                              (2,015)        (2,014)           (1,888)
------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                        959        (94,391)           (9,659)
------------------------------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                             (31,147)        33,895            (7,230)
Cash and Cash Equivalents at Beginning of Year                                   45,696         11,801            19,031
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $14,549        $45,696           $11,801
==============================================================================================================================


See notes to consolidated financial statements.

                                      F-(5)

                                Ameriana Bancorp
                   Notes to Consolidated Financial Statements
             (table dollar amounts in thousands, except share data)


1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Ameriana Bancorp (the "Company") and its wholly-owned subsidiary, Ameriana Bank and Trust, SB ("the Bank"), and the Bank's wholly-owned subsidiaries, Ameriana Investment Management, Inc. ("AIMI"), Ameriana Financial Services, Inc., and Ameriana Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company is a bank holding company whose principal activity is the ownership and management of the Bank and its subsidiaries. The Company provides various banking services and engages in loan servicing activities for investors and operates in a single significant business segment. The Bank is subject to the regulation of the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. The Company's gross revenues are substantially earned from the various banking services provided by the Bank. The Company also earns brokerage and insurance commissions from the services provided by the other subsidiaries. AIMI manages the Company's investment portfolio.

The Bank generates loans and receives deposits from customers located primarily in east central Indiana and southwestern Ohio. Loans are generally secured by specific items of collateral including real property and consumer assets. The Company has sold various loans to investors while retaining the servicing rights.

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

LOANS are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. The Company considers its investment in one-to-four family residential loans and installment loans to be homogeneous and therefore excluded from separate identification of evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

                                      F-(6)

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2003, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                                2003             2002            2001
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                               $2,418           $(3,075)          $3,800
Less:  Total stock-based employee compensation cost determined under the
   fair value based method, net of income taxes                                  (7)              (25)              --
-----------------------------------------------------------------------------------------------------------------------------

Pro forma net income (loss)                                                  $2,411           $(3,100)          $3,800
=============================================================================================================================

Basic and diluted earnings (loss) per share, as reported                       $.77             $(.98)           $1.21

Basic and diluted earnings (loss) per share, pro forma                          .77              (.98)            1.21


                                      F-(7)

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

RECLASSIFICATIONS of certain amounts in the 2002 and 2001 consolidated financial statements have been made to conform to the 2003 presentation.


2.   RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2003 was $2,934,000.


3.   INVESTMENT SECURITIES

-------------------------------------------------------------------------------------------------------------------------
                                                                      Gross             Gross
                                                 Amortized         Unrealized         Unrealized            Fair
                                                   Cost               Gains             Losses             Value
-------------------------------------------------------------------------------------------------------------------------
Available for sale at December 31, 2003
    Mortgage-backed securities                     $ 36,461               $365               $325          $ 36,501
    Federal agencies                                 78,580                108                265            78,423
    Municipal securities                              9,368                 67                 11             9,424
    Equity securities                                13,440                144                144            13,440
-------------------------------------------------------------------------------------------------------------------------
                                                   $137,849               $684               $745          $137,788
=========================================================================================================================
Available for sale at December 31, 2002
    Mortgage-backed securities and
      collateralized mortgage obligations           $27,251               $584                $11           $27,824
    Federal agencies                                  8,052                175                 --             8,227
    Equity securities                                21,977                127                 --            22,104
-------------------------------------------------------------------------------------------------------------------------
                                                    $57,280               $886                $11           $58,155
=========================================================================================================================



                                      F-(8)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------------------------------------------------
                                                                                            Available for Sale
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Amortized            Fair
                                                                                          Cost              Value
-------------------------------------------------------------------------------------------------------------------------
Within one year                                                                           $  3,999          $  4,061
One to five years                                                                           74,581            74,362
Five to ten years                                                                            3,168             3,205
After ten years                                                                              6,200             6,219
-------------------------------------------------------------------------------------------------------------------------
                                                                                            87,948            87,847
Mortgage-backed securities                                                                  36,461            36,501
Equity securities                                                                           13,440            13,440
-------------------------------------------------------------------------------------------------------------------------
                                                                                          $137,849          $137,788
=========================================================================================================================

Certain investments in debt and equity securities are reported in the financial statements at an amount less than their historical cost. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

Based on evaluation of available evidence, including recent changes in market interest rates and credit rating information, management believes the declines in fair value for these securities are temporary.

The Company's temporarily impaired investment securities at December 31, 2003 are shown below.

At December 31, 2003                      Less Than 12 Months         12 Months or Longer                Total
---------------------------------------------------------------------------------------------------------------------------
                                                      Unrealized                  Unrealized                  Unrealized
                                        Fair Value      Losses      Fair Value      Losses     Fair Value       Losses
---------------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                $22,724       $318             $392         $7          $23,116        $325
Federal agencies                           42,403        265               --         --           42,403         265
Municipal securities                        2,141         11               --         --            2,141          11
Equity securities                          11,796        144               --         --           11,796         144
---------------------------------------------------------------------------------------------------------------------------
                                          $79,064       $738              392         $7          $79,456        $745
===========================================================================================================================

No  investment   securities  were  pledged  at  December  31,  2003.  Investment securities with a total carrying value of $1,811,000 were pledged at December 31, 2002 to secure FHLB advances.

Gross gains of $41,000 and $1,247,000 and gross losses of $0 and $3,272,000 resulting from sales of available-for-sale securities were realized for 2003 and 2002.

In 2001, the Company determined that because of its interest rate risk, it would not be able to continue to hold its investment securities to maturity. Accordingly, the Company transferred its held-to-maturity investments to available for sale as of December 31, 2001, and recorded an accumulated other comprehensive loss of $696,000 as of that date.


                                      F-(9)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


4.   LOANS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                           2003                2002
----------------------------------------------------------------------------------------------------------------------------
Residential mortgage loans                                                                $108,172             $195,055
Commercial mortgage loans                                                                   90,349               91,856
Installment loans                                                                            7,058               12,386
Commercial loans                                                                             7,672               21,172
Loans secured by deposits                                                                      811                1,130
----------------------------------------------------------------------------------------------------------------------------
                                                                                           214,062              321,599
----------------------------------------------------------------------------------------------------------------------------
Deduct
----------------------------------------------------------------------------------------------------------------------------
Undisbursed loan proceeds                                                                    5,859                7,985
Deferred loan costs, net                                                                       318                  362
Allowance for loan losses                                                                    3,744                8,666
----------------------------------------------------------------------------------------------------------------------------
                                                                                             9,921               17,013
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $204,141             $304,586
============================================================================================================================

Loans being serviced by the Company for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, totaled approximately $193,016,000, $177,392,000 and $162,017,000 as of December 31,
2003, 2002 and 2001. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2003 and 2002 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2003 and 2002.

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2003             2002             2001
----------------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights
Balance at beginning of year                                                  $1,197            $1,012          $   847
Servicing rights capitalized                                                     727               597              416
Amortization of servicing rights                                                (611)             (412)            (251)
----------------------------------------------------------------------------------------------------------------------------
   Balance at end of year                                                    $ 1,313            $1,197           $1,012
============================================================================================================================



                                     F-(10)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


At December 31, 2003 and 2002, the Company had outstanding commitments to originate loans of approximately $2,845,000 and $8,379,000, which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $21,409,000 and $22,231,000 of conditional commitments for lines of credit receivables at December 31, 2003 and 2002. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $3,584,000 of letters of credit outstanding at December 31, 2003 and 2002. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.


5.   ALLOWANCE FOR LOAN LOSSES

----------------------------------------------------------------------------------------------------------------------------
                                                                                       Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                2003               2002            2001
----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                   $8,666             $1,730            $1,489
Provision for losses                                                            6,440              7,300               360
Charge-offs                                                                   (11,394)              (388)             (156)
Recoveries                                                                         32                 24                37
----------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                               (11,362)              (364)             (119)
----------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $3,744             $8,666            $1,730
============================================================================================================================

At December 31, 2003 and 2002, impaired loans totaled $6,952,000 and $16,669,000 with an allocation of the allowance for loan losses of $1,304,000 and $6,646,000.

Interest of $154,000 and $119,000 was recognized on average impaired loans of $14,471,000 and $11,076,000 for 2003 and 2002. All interest recognized on impaired loans during 2003 and 2002 was on a cash basis.

Impaired loans were immaterial at and during the year ended December 31, 2001.

At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $74,000 and $135,000. Non-accruing loans at December 31, 2003 and 2002 were $8,383,000 and $18,307,000.

                                     F-(11)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


6.   PREMISES AND EQUIPMENT

----------------------------------------------------------------------------------------------------------------------------
                                                                                                   December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                              2003              2002
----------------------------------------------------------------------------------------------------------------------------
Land                                                                                          $1,814             $1,777
Land improvements                                                                                502                580
Office buildings                                                                               7,498              7,682
Furniture and equipment                                                                        4,048              4,891
Automobiles                                                                                       98                 70
----------------------------------------------------------------------------------------------------------------------------
                                                                                              13,960             15,000
Less accumulated depreciation                                                                  6,073              7,099
----------------------------------------------------------------------------------------------------------------------------
                                                                                              $7,887             $7,901
============================================================================================================================


7.   GOODWILL

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of SFAS No. 142. Had the new method been applied retroactively, the previously reported 2001 net income would have increased by $120,000.

During 2003, $727,000 of goodwill was eliminated in connection with the sale of two Ohio branches. On September 29, 2003, the branches located in Deer Park and Landen, Ohio were sold to Peoples Community Bancorp, Inc. of West Chester, Ohio. The transaction included the Company's real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Company conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches' saving deposits. The Company retained and will continue to service certain single family residential mortgages originated in those locations.


8.   DEPOSITS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                           2003                2002
----------------------------------------------------------------------------------------------------------------------------
Demand                                                                                    $127,945            $ 100,471
Savings                                                                                     30,558               33,990
Certificates of $100,000 or more                                                            27,212               45,510
Other certificates                                                                         160,029              222,216
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $345,744             $402,187
============================================================================================================================


                                     F-(12)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


Certificates maturing in years ending after December 31, 2003:

--------------------------------------------------------------------------------------------------------
2004                                                                                     $ 106,749
2005                                                                                        27,899
2006                                                                                        21,236
2007                                                                                        16,145
2008                                                                                        12,397
Thereafter                                                                                   2,815
--------------------------------------------------------------------------------------------------------
                                                                                         $ 187,241
========================================================================================================

Interest paid on deposits approximated interest expense in 2003, 2002 and 2001.


9.   BORROWINGS

Borrowings at December 31, 2003 and 2002 include Federal Home Loan Bank advances totaling $9,630,000 and $5,592,000 with a weighted-average rate of 5.38% and 6.83%. The advances are secured by a combination of first-mortgage loans, investment securities and overnight deposits. Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2003 and 2002 also include a note payable for $600,000 and $750,000 to another financial institution with a rate of 3.50% and 4.25%. The note is secured by the outstanding common stock of the Bank. The note outstanding at December 31, 2002 was due at July 24, 2003 and was renewed at that date to January 24, 2004.

A promissory note of $90,000 was included in borrowings at December 31, 2002. The interest rate on the note was 6.0%.

Interest paid on borrowings was $414,000,  $3,092,000,  and $5,881,000 for 2003,
2002 and 2001.

----------------------------------------------------------------------------------------------------------------------------
Maturities in years ending December 31
2004                                                                                                   $    1,515
2005                                                                                                        3,301
2006                                                                                                          216
2007                                                                                                          170
2008                                                                                                           28
Thereafter                                                                                                  5,000
----------------------------------------------------------------------------------------------------------------------------
                                                                                                          $10,230
============================================================================================================================


                                     F-(13)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


10.  INCOME TAXES

----------------------------------------------------------------------------------------------------------------------------
                                                                                                       December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   2003            2002
----------------------------------------------------------------------------------------------------------------------------
Deferred tax assets
Deferred compensation                                                                            $   404           $   294
General loan loss reserves                                                                         1,526             3,428
Net unrealized loss on securities available for sale                                                  22                --
Reserve for uncollected interest                                                                     335               534
Other                                                                                                 --                48
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   2,287             4,304
----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
FHLB stock dividends                                                                                (608)             (515)
Tax bad debt reserves                                                                                (23)              (88)
Purchase accounting adjustments                                                                       --               (95)
Deferred loan fees                                                                                   (35)              (91)
Mortgage servicing rights                                                                           (525)             (454)
Net unrealized gains on securities available for sale                                                 --              (337)
Other                                                                                                (75)             (105)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  (1,266)           (1,685)
----------------------------------------------------------------------------------------------------------------------------
         Net deferred tax asset                                                                  $ 1,021            $2,619
============================================================================================================================

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2003             2002             2001
----------------------------------------------------------------------------------------------------------------------------
Statutory federal tax rate                                                    34.0%            (34.0)%           34.0%
State income taxes, net of federal tax benefit                                 0.9              (4.5)             2.8
Tax credits                                                                   (4.9)             (2.9)            (4.0)
Cash value of life insurance                                                  (7.5)             (5.5)            (6.1)
Disposition/amortization of Goodwill                                           8.8                .6              1.9
Other                                                                          0.2               1.3              (.8)
----------------------------------------------------------------------------------------------------------------------------
Effective tax rate                                                            31.5%            (45.0)%           27.8%
============================================================================================================================


                                     F-(14)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


The provision (credit) for income taxes consists of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                              2003             2002             2001
----------------------------------------------------------------------------------------------------------------------------
Federal
Current                                                                       $  (903)        $    702           $1,448
Deferred                                                                        1,963           (2,840)            (205)
----------------------------------------------------------------------------------------------------------------------------
                                                                                1,060           (2,138)           1,243
----------------------------------------------------------------------------------------------------------------------------
State
Current                                                                            56               94              246
Deferred                                                                           (6)            (475)             (24)
----------------------------------------------------------------------------------------------------------------------------
                                                                                   50             (381)             222
----------------------------------------------------------------------------------------------------------------------------
                                                                               $1,110          $(2,519)          $1,465
============================================================================================================================

As of December 31, 2003, the Company had approximately $4,700,000 of state tax loss carryforward available to offset future franchise tax. Also, at December 31, 2003, the Company had approximately $72,000 of tax credits available to offset future federal income tax. Both the state loss carryforward and the tax credits expire in 2023.

The Company paid $1,503,000, $290,000 and $969,000 of state and federal income taxes in 2003, 2002 and 2001.


11.  EMPLOYEE BENEFITS

The Company is a participating employer in a multi-employer defined-benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. Since the defined-benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. Pension expense for the plans totaled $768,000, $215,000, and $5,000 in 2003, 2002 and 2001, respectively.

The Company has arrangements that provide retirement and death benefits to certain officers and directors. The accrual of benefits totaled $991,000, $744,000 and $420,000 for 2003, 2002 and 2001. In connection with these and other benefits, life insurance has been purchased with the proceeds from the policies to be utilized for the payment of benefits.

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



                                     F-(15)

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

The following is a summary of the status of the Company's stock option plans and changes in those plans as of and for the years ended December 31, 2003, 2002 and 2001.

----------------------------------------------------------------------------------------------------------------------------
                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
                                                  2003                        2002                         2001
----------------------------------------------------------------------------------------------------------------------------
                                                     Weighted-                     Weighted-                   Weighted-
                                                      Average                       Average                     Average
                 Options                 Shares    Exercise Price     Shares    Exercise Price    Shares    Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          199,022      $14.27         203,510        $14.37        226,786        $14.31
Granted                                        --          --          22,000         14.25             --            --
Exercised                                    (825)       9.43          (9,713)        14.15             --            --
Forfeited/expired                          (3,145)      14.30         (16,775)        17.81        (23,276)        13.81
                                      -----------                 -----------                  -----------

Outstanding at end of year                195,052       14.29         199,022         14.27        203,510         14.37
                                      ===========                 ===========                  ===========
Options exercisable at year end           187,052       14.29         187,022         14.27        201,750         14.35
Weighted-average fair value of
   options granted during the year                         --                         $1.58                           --

As of December 31, 2003, selected other information in exercise price ranges for options outstanding and exercisable is as follows:

                                      Outstanding                                                    Exercisable
----------------------------------------------------------------------------------------  ----------------------------------
                                             Weighted-           Weighted-Average                             Weighted-
    Exercise Price       Number              Average         Remaining Contractual            Number          Average
         Range         of Shares          Exercise Price               Life                  of Shares     Exercise Price
----------------------------------------------------------------------------------------  ----------------------------------
$9.43 - 12.53          63,352                $ 12.50                 2.1 years                   63,352        $ 12.50
13.05 - 18.30          131,700                 15.15                 3.9 years                  123,700          15.21

There were 178,442 shares under the 1996 Plan available for grant at December 31, 2003.

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                                                                2002
                                                                                                          ------------------
Risk-free interest rates                                                                                        3.3%
Dividend yields                                                                                                 4.7%
Expected volatility factors of market price of common stock                                                    18.4%
Weighted-average expected life of the options                                                                 10 years

The proforma effect on net income is disclosed in Note 1.

                                     F-(16)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


12.  SHAREHOLDERS' EQUITY

The payment of dividends by the Company depends substantially upon receipt of dividends from the Bank, which is subject to various regulatory restrictions on the payment of dividends. Under current regulations the Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause the net worth of this entity to be reduced below regulatory capital requirements or the amount required for its liquidation accounts.

In addition, without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by the Bank to pay dividends in excess of this restriction and the Company's Board of Directors have resolved not to cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2003, the shareholder's equity of the Bank was $38,325,000 and approval is required by the Indiana Department of Financial Institutions to pay dividends to the Company.


13.  EARNINGS (LOSS) PER SHARE

                                                                     Year Ended December 31
------------------------------------------------------------------------------------------------------------------------------
                                               2003                          2002                           2001
------------------------------------------------------------------------------------------------------------------------------
                                            Weighted-                      Weighted-                      Weighted-
                                             Average  Per Share             Average  Per Share             Average  Per Share
                                    Income   Shares     Amount     Loss     Shares     Amount    Income    Shares    Amount
------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Income (loss) available to common
   shareholders                     $2,418 3,148,164     $ .77  $(3,075)  3,147,301     $(.98)  $3,800   3,146,616     $1.21
                                                         =====                          =====                          =====
Effect Of Dilutive Stock Options        --     3,412                 --          --                 --       1,352
                                   -----------------            -------------------            -------------------
Diluted Earnings Per Share
Income available to common
   shareholders and assumed
   conversions                      $2,418 3,151,576     $ .77  $(3,075)  3,147,301     $(.98)  $3,800   3,147,968     $1.21
                                   ===========================================================================================

Options to purchase 131,700, 199,022 and 138,420 shares of common stock at exercise prices of $14.25 to $18.30, $9.43 to $18.30 and $14.32 to $18.30 per
share were outstanding at December 31, 2003, 2002 and 2001 but were not included in the computation of diluted earnings per share because the options were anti-dilutive.


14.  OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

                                                                                   2003             2002            2001
------------------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities available for sale                         $(895)       $       10          $1,160
Reclassification for realized amount included in income                               41            (2,025)             --
------------------------------------------------------------------------------------------------------------------------------
         Other comprehensive income (loss), before tax effect                       (936)            2,035           1,160
Tax expense (benefit)                                                               (359)              801            (464)
------------------------------------------------------------------------------------------------------------------------------
         Other comprehensive income (loss)                                         $(577)           $1,234         $  (696)
==============================================================================================================================



                                     F-(17)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


15.  REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 2003 and 2002, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2003, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank are as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31, 2003
------------------------------------------------------------------------------------------------------------------------------
                                                                              Required For
                                                                           Adequate Capital(1)          Actual Capital
------------------------------------------------------------------------------------------------------------------------------
                                                                          Ratio        Amount       Ratio         Amount
------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital(1)(to risk-weighted assets)                        8.0%       $19,882       16.42%      $40,819
Tier 1 capital (to risk-weighted assets)                                    4.0          9,941       15.17        37,705
Core capital(1)(to adjusted total assets)                                   3.0         12,057        9.38        37,705
Core capital(1)(to adjusted tangible assets)                                2.0          8,038        9.38        37,705
Tangible capital (to adjusted total assets)                                 1.5          6,028        9.38        37,705

(1) As defined by regulatory agencies

------------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                                              Required For
                                                                           Adequate Capital(1)          Actual Capital
------------------------------------------------------------------------------------------------------------------------------
                                                                          Ratio        Amount       Ratio         Amount
------------------------------------------------------------------------------------------------------------------------------
Total risk-based capital(1)(to risk-weighted assets)                        8.0%       $23,754       13.89%      $41,255
Tier 1 capital (to risk-weighted assets)                                    4.0         11,877       12.61        37,455
Core capital(1)(to adjusted total assets)                                   3.0         14,109        7.96        37,455
Core capital(1)(to adjusted tangible assets)                                2.0          9,406        7.96        37,455
Tangible capital (to adjusted total assets)                                 1.5          7,054        7.96        37,455

(1) As defined by regulatory agencies

During the second quarter of 2002, the Bank entered into a memorandum of understanding (the "MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the Indiana Department of Financial Institutions (the "DFI"). Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank's profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in the most recent examination report by the FDIC and DFI. While the MOU is in effect, the Bank must maintain Tier 1 capital at or above 7% of assets.

                                     F-(18)

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

The Company believes that it has taken all actions specified in the MOU and Board resolutions within the timeframes specified. The Company does not believe the MOU or Board resolutions will materially affect the operations of the Company or the Bank. A failure to comply with either the MOU or resolutions could lead to the initiation of formal enforcement action by the FDIC, DFI and the Federal Reserve.

Retained earnings at December 31, 2003, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of "bank" status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.


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

The  following   table  presents  the  estimates  of  fair  value  of  financial instruments:

----------------------------------------------------------------------------------------------------------------------------
                                                                                       December 31
----------------------------------------------------------------------------------------------------------------------------
                                                                            2003                          2002
------------------------------------------------------------------------------------------------------------------------------
                                                                  Carrying         Fair         Carrying         Fair
                                                                    Value          Value          Value          Value
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                          $  14,549     $  14,549       $  45,696     $  45,696
Investment securities                                                137,788       137,788          58,155        58,155
Loans                                                                204,141       206,589         304,586       309,792
Interest receivable                                                    2,037         2,037           1,958         1,958
Stock in FHLB                                                          6,948         6,948           6,759         6,759
Cash value of life insurance                                          19,705        19,705          18,932        18,932

Liabilities
Deposits                                                             345,744       346,897         402,187       403,745
Borrowings                                                            10,230        10,591           6,432         6,897
Interest payable                                                         210           210             411           411
Drafts payable                                                         3,477         3,477           5,099         5,099



                                     F-(19)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS, STOCK IN FHLB AND CASH VALUE OF LIFE INSURANCE: The carrying amounts reported in the consolidated balance sheets approximate those assets' fair values.

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


17.  PARENT COMPANY FINANCIAL INFORMATION

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS                                                                              2003               2002
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash                                                                                      $       22         $       --
Advances to subsidiaries                                                                       1,746                 --
Investment in the Bank                                                                        38,325             39,590
Investments in affiliates                                                                        382                464
Other assets                                                                                      11                360
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $40,486            $40,414
============================================================================================================================
Liabilities and shareholders' equity
Notes payable, other                                                                       $     600          $     840
Other liabilities                                                                              1,012                534
Shareholders' equity                                                                          38,874             39,040
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $40,486            $40,414
============================================================================================================================


                                     F-(20)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS                                                    2003              2002              2001
----------------------------------------------------------------------------------------------------------------------------
Dividends from subsidiary                                                    $3,300            $1,500            $3,000
Interest income                                                                   8                 6                47
-----------------------------------------------------------------------------------------------------------------------------
                                                                              3,308             1,506             3,047
Operating expense                                                               525               489               594
----------------------------------------------------------------------------------------------------------------------------
   Income before income tax benefit and equity in undistributed
     income of subsidiary                                                     2,783             1,017             2,453
Income tax benefit                                                              404               356               511
---------------------------------------------------------------------- -------------------------------------------------------
                                                                              3,187             1,373             2,964
Equity in undistributed income of subsidiary and affiliates
   (distributions in excess of equity in income)                               (769)           (4,448)              836
----------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                            $2,418           $(3,075)           $3,800
============================================================================================================================


----------------------------------------------------------------------------------------------------------------------------
                                                                                      Year Ended December 31
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS                                                     2003              2002             2001
----------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                             $2,418          $(3,075)           $3,800
Items not requiring (providing) cash
     Equity in undistributed income of subsidiaries and affiliates               769            4,448              (866)
     Other adjustments                                                           828             (368)              210
----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                             4,015            1,005             3,144
----------------------------------------------------------------------------------------------------------------------------
Investing Activity - changes in advances to subsidiaries                      (1,746)           1,341               484
----------------------------------------------------------------------------------------------------------------------------
Financing Activities
Repayment of notes payable to subsidiaries                                        --             (243)             (250)
Repayment of other borrowings                                                   (240)             (90)           (1,491)
Cash dividends paid                                                           (2,015)          (2,014)           (1,888)
Purchase of common stock                                                          --             (137)               --
Proceeds from exercise of stock options                                            8              137                --
----------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                (2,247)          (2,347)           (3,629)
----------------------------------------------------------------------------------------------------------------------------
Change in cash                                                                    22               (1)               (1)
Cash at beginning of year                                                         --                1                 2
----------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $      22         $     --         $       1
============================================================================================================================


                                     F-(21)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)


18.  QUARTERLY DATA (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                              First            Second            Third            Fourth
                                                             Quarter           Quarter          Quarter           Quarter
----------------------------------------------------------------------------------------------------------------------------
2003
Total interest income                                        $6,188          $ 6,412          $ 5,636           $ 4,860
Total interest expense                                        3,060            2,817            2,392             1,797
   Net interest income                                        3,128            3,595            3,244             3,063
   Provision for loan losses                                    150            1,400            4,790               100
Net income                                                      755               96              952               615
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                        .24              .03              .30               .20
----------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share                                   .24              .03              .30               .19
----------------------------------------------------------------------------------------------------------------------------
   Dividends declared per share                                 .16              .16              .16               .16
----------------------------------------------------------------------------------------------------------------------------
   Stock price range
     High                                                     12.99            14.56           15.56              16.00
     Low                                                      11.36            11.96           13.13              14.50
----------------------------------------------------------------------------------------------------------------------------
2002
Total interest income                                        $8,592           $7,476           $7,268            $6,637
Total interest expense                                        5,244            4,775            4,192             3,330
   Net interest income                                        3,348            2,701            3,076             3,307
   Provision for loan losses                                  1,250              150              150             5,750
Net income                                                   (2,050)             600              786            (2,411)
----------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per share                           (.65)             .19              .25              (.77)
----------------------------------------------------------------------------------------------------------------------------
   Dividends declared per share                                 .16              .16              .16               .16
----------------------------------------------------------------------------------------------------------------------------
   Stock price range
     High                                                     16.00            15.10            14.20              13.25
     Low                                                      13.15            13.85            12.10              12.70
----------------------------------------------------------------------------------------------------------------------------


                                     F-(22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information concerning the directors of the Company, the identification of the Audit Committee and the audit committee financial expert, the information contained under the section captioned "Proposal I -- Election of Directors" in the Proxy Statement is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1. Business -- Executive Officers" under Part I of the Annual Report, which is incorporated herein by reference.

     For information concerning compliance with Section 16(a) of the Exchange Act, see the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal accounting and financial officer and senior executive officers. The Code of Ethics is posted on the Company's Internet Web site at www.ameriana.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to or waiver from a provision of the Company's Code of Ethics by posting such information on its Internet Web site at www.ameriana.com.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

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

          (d)     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                  PLANS

               The following table sets forth certain information with respect to the Company's equity compensation plans as of December 31, 2003.

                                                (a)                         (b)                            (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
Plan category                           warrants and rights       options, warrants and rights     reflected in column (a))
-------------                           -------------------       ----------------------------     ------------------------
Equity compensation plans
  approved by security holders
                                              195,052                      $ 14.29                         178,442
Equity compensation plans not
  approved by security holders                     --                           --                              --
                                            ---------                      --------                     ----------

     Total                                    195,052                      $ 14.29                         178,442
                                            =========                      =======                      ==========


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Audit Fees" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

         (a)      LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
                  ----------------------------------------------

                    (1)  Financial   Statements.   The  following   consolidated
               financial statements are filed under Item 8 hereof:

                           Report of Independent Auditors
                           Consolidated Balance Sheets at December 31, 2003 and
                            2002
                           Consolidated Statements of Operations for Each of the
                            Three Years in the Period Ended December 31, 2003
                           Consolidated Statements of Shareholders' Equity for
                            Each of the Three Years in the Period Ended December 31, 2003
                           Consolidated Statements of Cash Flows for Each of the
                            Three Years in the Period Ended December
                             31, 2003
                           Notes to Consolidated Financial Statements

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


           No.    Description
           ---    -----------
          3(i)    Ameriana  Bancorp Amended and Restated  Articles of Incorporation
                  -- incorporated herein by reference to the Company's Registration
                  Statement on Form S-4 filed with the SEC on September 18, 1989

          3(ii)   Amended and Restated Bylaws

          10.1*   Ameriana  Bancorp 1987 Stock Option Plan--incorporated  herein by reference  to the  Company's  Registration  Statement on Form S-8
                  filed with the SEC on March 30, 1990 and May 17, 1996

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


           No.   Description
           ---   -----------
          10.4   Employment  Agreement,  dated January 1, 2004,  between  Ameriana
                 Bank & Trust and Bradley L. Smith
          10.5*  Ameriana   Bank  of   Indiana,   F.S.B.   Director   Supplemental
                 Retirement Program Director  Agreement -- incorporated  herein by reference to the Company's  Annual Report on Form 10-K filed with the SEC on March 30, 2000
          10.6*  Ameriana   Bank  of   Indiana,   F.S.B.   Director   Supplemental
                 Retirement  Program  Director  Agreement,  dated  June  4,  1999, between  Ameriana  Bank of Indiana,  F.S.B.  and Paul W. Prior --
                 incorporated  herein by reference to the Company's  Annual Report on Form 10-K filed with the SEC on March 30, 2000
          10.7*  Executive  Supplemental  Retirement Plan Agreement,  dated May 6,
                 1999,  between  Ameriana  Bank of  Indiana,  F.S.B.  and Harry J.
                 Bailey --  incorporated  herein  by  reference  to the  Company's
                 Annual Report on Form 10-K filed with the SEC on March 30, 2000
          10.8*  Executive  Supplemental  Retirement Plan Agreement,  dated May 6,
                 1999,  between  Ameriana Bank of Indiana,  F.S.B.  and Timothy G.
                 Clark -- incorporated herein by reference to the Company's Annual
                 Report on Form 10-K filed with the SEC on March 29, 2001
          10.9   Executive Supplemental Retirement Plan Agreement Amendment, dated
                 December 5, 2003,  between  Ameriana Bank of Indiana,  F.S.B. and
                 Harry J. Bailey
          10.10  Executive  Supplemental   Retirement  Plan  Agreement  Amendment,
                 dated December 5, 2003, between Ameriana Bank of Indiana,  F.S.B.
                 and Timothy G. Clark
          23     Consent of BKD, LLP
          31.1   Rule 13(a)-14(a) Certification of Chief Executive Officer
          31.2   Rule 13(a)-14(a) Certification of Chief Financial Officer
          32     Certification Pursuant to 18 U.S.C. Section 1350

          -------
          * Management contract or compensation plan or arrangement.

          (b) REPORTS ON FORM 8-K. During the fourth quarter of the fiscal year
              --------------------
covered by this Annual Report, the Company filed the following Current Report on Form 8-K:
                                                                   Financial
     Date of Report                Item(s) Reported             Statements Filed
     --------------                ----------------             ----------------
     October 30, 2003                    7, 12                         N/A

         (c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are
             ---------
either filed as part of this Report or incorporated by reference herein.

         (d) FINANCIAL STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.
             ---------------------------------------------------------------
There are no other financial statements and financial statement schedules required by Regulation S-X which are excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b)(1) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERIANA BANCORP


Date:    March 26, 2004                 By:/s/ Harry J. Bailey
                                           ------------------------------------
                                           Harry J. Bailey
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


By:  /s/ Harry J. Bailey                                          March 26, 2004
    -------------------------------------------------
     Harry J. Bailey
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)


By:  /s/ Bradley L. Smith                                         March 26, 2004
    -------------------------------------------------
     Bradley L. Smith
     Senior Vice President - Treasurer
     (Principal Financial and Accounting Officer)


By:
    -------------------------------------------------
     Paul W. Prior
     Chairman of the Board and Director


By:
    -------------------------------------------------
     Donald C. Danielson
     Director


By: /s/ Charles M. Drackett, Jr.                                  March 26, 2004
    -------------------------------------------------
     Charles M. Drackett, Jr.
     Director


By:
   --------------------------------------------------
    R. Scott Hayes
    Director


By: /s/ Michael E. Kent                                           March 26, 2004
    -------------------------------------------------
     Michael E. Kent
     Director


By: /s/ Ronald R. Pritzke                                         March 26, 2004
   --------------------------------------------------
    Ronald R. Pritzke
    Director