Form 10-Q
period 2004-03-31
AMERIANA BANCORP
filed 2004-05-14
CIK 855574

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


                      For the Quarter Ended: March 31, 2004
                      ---------------------

                         Commission File Number: 0-18392


                                Ameriana Bancorp
                --------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

Indiana                                               35-1782688
------------------------------              -----------------------------------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                    identification number)


2118 Bundy Avenue, New Castle, Indiana                       47362-1048
--------------------------------------                       ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, include area code  (765) 529-2230
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

                                            Yes  [X]    No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X ]

As of April 30, 2004, there were issued and outstanding 3,148,788 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  -  FINANCIAL INFORMATION                                     Page No.
                                                                     -------

     ITEM 1 - Financial statements

              Consolidated Condensed Balance Sheets
              as of March 31, 2004 (Unaudited)
              and December 31, 2003 (Audited) . . . . . . . . . .  . . . 3

              Consolidated Condensed Statements of Operations for
              the Three Months Ended
              March 31, 2004 and 2003 (Unaudited). . . . . . . . . . . . 4

              Consolidated Condensed Statement of Shareholders'
              Equity for the Three Months Ended March 31, 2004 . . . . . 5
              (Unaudited)

              Consolidated Condensed Statements of Cash Flows
              for the Three Months Ended March 31, 2004
              and 2003 (Unaudited). . . . . . . .  . . . . . . . . . . . 6

              Notes to Consolidated Condensed Financial
              Statements. . . . . . . . . . . . . . . . . . . . . . . .  7

     ITEM 2 - Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations. . . . . . . . . . . . . . . . . . . . . . . .  9


     ITEM 3 - Quantitative and Qualitative Disclosure
              About Market Risk . . . . . . . . . . . . . . . . . . . .  15

     ITEM 4 - Controls and Procedures . . . . . . . . . . . . . . . . .  16

PART II  -  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .  17

ITEM 1 - Legal Proceedings
ITEM 2 - Changes in Securities, Use of Proceeds and Issuer's
         Purchase of Equity Securities
ITEM 3 - Defaults upon Senior Securities
ITEM 4 - Submission of Matters to a Vote of Security Holders
ITEM 5 - Other Information
ITEM 6 - Exhibits and Reports on Form 8-K

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18



PART I  -  FINANCIAL INFORMATION

                                         AMERIANA BANCORP AND SUBSIDIARY
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (In thousands, except share data)


                                                                                         March 31               December 31,
                                                                                          2004                      2003
                                                                                       (Unaudited)                (Audited)
                                                                              --------------------      --------------------

Assets
  Cash on hand and in other institutions                                                $   9,860                 $   9,505
  Interest-bearing demand deposits                                                         37,743                     5,044
                                                                              --------------------      --------------------
      Cash and cash equivalents                                                            47,603                    14,549

  Investment securities held to maturity (fair value of $22,463)                           22,384                        --
  Investment securities available for sale                                                117,072                   137,788
  Mortgage loans available for sale                                                           405                       730
  Loans receivable                                                                        198,580                   207,885
  Allowance for loan losses                                                                (3,226)                   (3,744)
                                                                              --------------------      --------------------


      Net loans receivable                                                                195,354                   204,141
  Real estate owned                                                                           559                       602
  Premises and equipment                                                                    7,996                     7,887
  Stock in Federal Home Loan Bank                                                           7,033                     6,948
  Mortgage servicing rights                                                                 1,288                     1,313
  Investments in unconsolidated affiliates                                                  1,549                     1,592
  Goodwill                                                                                    564                       564
  Cash surrender value of life insurance                                                   19,917                    19,705
  Deferred taxes                                                                            2,208                     2,603
  Other assets                                                                              3,384                     4,031
                                                                              --------------------      --------------------

          Total assets                                                                  $ 427,316                 $ 402,453
                                                                              ====================      ====================

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                                                            $  23,177                 $  19,039
         Interest-bearing                                                                 326,464                   326,705
                                                                              --------------------      --------------------
            Total deposits                                                                349,641                   345,744
  Advances from Federal Home Loan Bank                                                     29,665                     9,630
  Notes payable                                                                               400                       600
  Drafts payable                                                                            3,041                     3,477
  Advances by borrowers for taxes and insurance                                               273                        89
  Other liabilities                                                                         4,866                     4,039
                                                                              --------------------      --------------------
          Total liabilities                                                               387,886                   363,579

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                                                             --                        --
  Common stock ($1.OO par value; authorized
       15,000,000 shares; issued shares:
      3,148,788 and 3,148,288, respectively)                                                3,149                     3,148
  Additional paid-in capital                                                                  511                       506
  Retained earnings                                                                        35,226                    35,259
  Accumulated other comprehensive income (loss)                                               544                       (39)
                                                                              --------------------      --------------------

          Total shareholders' equity                                                       39,430                    38,874
                                                                              --------------------      --------------------

          Total liabilities and shareholders' equity                                    $ 427,316                 $ 402,453
                                                                              ====================      ====================


See accompanying notes to consolidated condensed financial statements.
                                                                                                                                3



                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                                Three Months Ended March 31,
                                                                                     ----------------------------------------------

                                                                                                 2004                    2003
                                                                                     --------------------      ------------------

Interest Income:
   Interest and fees on loans                                                                    $  3,448                $  5,470
   Interest on investment securities                                                                1,102                     456
   Other interest and dividend income                                                                 155                     262
                                                                                          ---------------      ------------------

      Total interest income                                                                         4,705                   6,188
                                                                                          ---------------      ------------------
Interest Expense:
   Interest on deposits                                                                             1,529                   2,958
   Interest on FHLB advances and other borrowings                                                     215                     102
                                                                                          ---------------      ------------------
      Total interest expense                                                                        1,744                   3,060
                                                                                          ---------------      ------------------

Net interest income                                                                                 2,961                   3,128
                                                                                          ---------------      ------------------
Provision for Loan Losses                                                                             150                     150
                                                                                          ---------------      ------------------

Net interest income after provision for loan losses                                                 2,811                   2,978

Other Income:
   Net loan servicing fees                                                                             54                     (29)
   Other fees and service charges                                                                     312                     331
   Brokerage and insurance commissions                                                                340                     250
   Loss on investments in unconsolidated affiliates                                                   (22)                    (49)
   Gains on sales of loans and servicing rights                                                        78                     483
   Gain on sale of investments                                                                         --                      40
   Increase in cash surrender value of life insurance                                                 212                     214
   Other                                                                                                4                       5
                                                                                          ---------------      ------------------
      Total other income                                                                              978                   1,245

Other Expense:
   Salaries and employee benefits                                                                   2,150                   2,006
   Net occupancy and equipment expense                                                                381                     397
   Federal insurance premium                                                                           39                      49
   Data processing expense                                                                            123                     107
   Printing and office supplies                                                                        68                      53
   Amortization of intangible assets                                                                   --                       8
   Other                                                                                              590                     650
                                                                                          ---------------      ------------------
      Total other expense                                                                           3,351                   3,270
                                                                                          ---------------      ------------------

Income before income taxes                                                                            438                     953
                                                                                          ---------------      ------------------

Income taxes                                                                                          (33)                    198
                                                                                          ---------------      ------------------

Net Income                                                                                        $   471                 $   755
                                                                                          ===============      ==================

Basic Earnings Per Share                                                                          $  0.15                 $  0.24
                                                                                          ===============      ==================

Diluted Earnings Per Share                                                                        $  0.15                 $  0.24
                                                                                          ===============      ==================

Dividends Declared Per Share                                                                      $  0.16                 $  0.16
                                                                                          ===============      ==================


See accompanying notes to consolidated condensed financial statements.
                                                                                                                                 4

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                         2004
                                    ---------------

Balances, January 1                        $38,874

Net income                                     471
Other comprehensive income                     583
                                    ---------------
     Comprehensive income                    1,054

Exercise of stock options                        6

Dividends declared                            (504)
                                    ---------------
Balances, March 31                         $39,430
                                    ===============


See accompanying notes to consolidated condensed financial statements.



                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                               Three Months Ended March 31,
                                                                                       -----------------------------------------

                                                                                                2004                     2003
                                                                                       ----------------        -----------------

OPERATING ACTIVITIES
  Net income                                                                                      $471                     $755
  Items not requiring (providing) cash
    Provision for losses on loans                                                                  150                      150
    Depreciation and amortization                                                                  307                      362
    Increase in cash surrender value                                                              (212)                    (214)
    Mortgage loans originated for sale                                                          (5,612)                 (34,266)
    Proceeds from sale of mortgage loans                                                         5,972                   36,441
    Gains on sale of loans and servicing rights                                                    (77)                    (483)
    Gain on sale of investments                                                                     --                      (40)
    Decrease in drafts payable                                                                    (436)                    (360)
    Other adjustments                                                                            1,662                    1,259
                                                                                       ----------------        -----------------
      Net cash provided by operating activities                                                  2,225                    3,604
INVESTING ACTIVITIES
  Purchase of investment securities held for maturity                                          (12,741)                      --
  Purchase of investment securities available for sale                                          (6,357)                 (72,015)
  Proceeds from sale of investment securities available for sale                                    --                   20,604
  Proceeds from maturities/calls of securities available for sale                               18,414                    3,809
  Net change in loans                                                                            8,637                   14,946
  Net purchases of premises and equipment                                                         (287)                     (95)
  Purchases of Federal Home Loan Bank Stock                                                        (85)                      (9)
  Other investing activities                                                                        14                       58
                                                                                       ----------------        -----------------
    Net cash provided by (used in) investing activities                                          7,595                  (32,702)
FINANCING ACTIVITIES
  Net change in demand and passbook deposits                                                    11,625                    3,146
  Net change in certificates of deposit                                                         (7,728)                  11,347
  Net change in short-term borrowings                                                            1,685                       --
  Proceeds from borrowings                                                                      18,625                       --
  Repayment of borrowings                                                                         (475)                    (393)
  Exercise of stock options                                                                          6                        8
  Cash dividends paid                                                                             (504)                    (504)
                                                                                       ----------------        -----------------
    Net cash provided by financing activities                                                   23,234                   13,604
                                                                                       ----------------        -----------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                             33,054                  (15,494)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                  14,549                   45,696
                                                                                       ----------------        -----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $47,603                  $30,202
                                                                                       ================        =================
Supplemental information:
  Interest paid                                                                                 $1,954                   $1,542
  Income taxes paid                                                                                  0                      750


See accompanying notes to consolidated condensed financial statements.





AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A - - BASIS OF PRESENTATION

         Ameriana Bancorp ("the Company") is a bank holding company. Through its wholly owned subsidiary, Ameriana Bank and Trust ("the Bank"), the Company offers an extensive line of banking services and provides a range of investments and securities products through branches in the central Indiana area. Ameriana Bank and Trust also offers trust and investment management services. The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency ("AIA"), Ameriana Financial Services, Inc. ("AFS") and Ameriana Investment Management, Inc. ("AIMI"). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana, which offers a full line of credit, related insurance products. AIMI manages the Company's investment portfolio. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. The Bank maintains a website at www.ameriana.com.
                                                            ----------------
         The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company's financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Company's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended December 31, 2003.
         The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.
                                                                             7

NOTE B - - SHAREHOLDERS' EQUITY

         On February 23, 2004, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $504,000, was accrued for payment to shareholders of record on March 12, 2004, and was paid on April 2, 2004. Payment was made for 3,148,788 shares, compared to 3,148,200 the previous quarter. Stock options totaling 500 shares were exercised during the first quarter of 2004.

NOTE C - - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                                          (In thousands, except share data)
                                                                            Three Months Ended March 31,

                                                                      2004                                    2003

                                                                      Weighted                              Weighted
                                                                       Average      Per Share                Average     Per Share
                                                           Income       Shares        Amount       Income     Shares       Amount

Basic Earnings (Loss) per Share: Income
available to Common shareholders                            $471       3,148,552        $0.15       $755     3,147,784       $0.24
                                                                                     ========                             ========
Effect of dilutive stock options                              --          20,444                      --           200
                                                            --------------------                    ------------------

Diluted Earnings (Loss) Per Share: Income available to
common shareholders and assumed conversions                 $471       3,168,996        $0.15       $755     3,147,984       $0.24
==================================================================================================================================

At March 31, 2004, options to purchase 34,100 shares were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of common shares.
                                                                                                                                8


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

Significant Events in 2003
--------------------------

         Sale of Cincinnati Branches: On April 7, 2003, the Company announced that it had agreed to sell its two Cincinnati-area branches to Peoples Community Bancorp, Inc. (NASDAQ/NM: PCBI)("PCBI") of West Chester, Ohio. The two branches are located in Deer Park and Landen, Ohio. On September 30, 2003, the Company announced the completion of the sale of the two branches to PCBI. In connection with the sale, the Company recorded an after-tax gain of approximately $2,930,000 or $0.93 per diluted share in the third quarter 2003. The transaction included the Company's real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Company conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches' saving deposits, but retained and will continue to service certain single family residential mortgages originated in those locations.
         Company Writes Off Troubled Lease Portfolio in 2003: On September 30, 2003 the Company charged-off the two troubled equipment leases ("lease pools") originated by Commercial Money Center ("CMC"), a now bankrupt company. The Company recorded an after-tax loss of approximately $2,784,000 or $0.88 per diluted share. Prior to September 30, 2003, the Company had established reserves against these lease pools equal to approximately 58% of the $10,900,000 that remained outstanding.

Critical Accounting Policies
----------------------------

         The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company's significant accounting policies are described in detail in the Notes to the Company's Consolidated Financial Statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company's financial condition and results, and they require management to make estimates that are difficult, subjective or complex.
         Allowance for Credit Losses: The allowance for credit losses provides coverage for probable losses in the Company's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.
         The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.
         Regardless of the extent of the Company's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.
         Mortgage Servicing Rights: Mortgage servicing rights ("MSRs") associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

     Goodwill and Other Intangibles: The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.
     The Cincinnati branches sold had approximately $890,000 recorded as goodwill and core deposit intangibles. The $890,000 was written-off and netted against the gain on the sale of the branches in the third quarter of 2003.

FINANCIAL CONDITION
-------------------

         The Company's total assets increased $24,863,000 or 6.18% from $402,453,000 at December 31, 2003 to $427,316,000 at March 31, 2004. The
increase was primarily due to a planned strategy to leverage the institutions assets to improve earnings and return on equity. This was accomplished primarily through new FHLB advances of $20,310,000 in the first quarter of 2004.
         The Company's principal sources of funds are cash generated from operations, deposits, loan principal repayments, investments, and advances from the Federal Home Loan Bank ("FHLB").
         Cash and cash equivalents increased $33,054,000 from $14,549,000 at December 31, 2003 to $47,603,000 at March 31, 2004. The increase was mainly due to $16,000,000 of securities called in the first quarter of 2004 and a decrease in the loan portfolio. The funds were kept in overnight accounts over quarter-end due to concerns that interest rates were temporarily depressed. The excess liquidity was re-invested in April 2004.
         Investment securities increased $1,668,000 or 1.2% from $137,788,000 at December 31, 2003 to $139,456,000 at March 31, 2004. The Company acquired $22,384,000 in municipal securities since the fourth quarter of 2003. The municipal securities acquired in 2003 were transferred from "available for sale" to "held to maturity" effective January 1, 2004. Accordingly, investment securities have been separated on the balance sheet between available for sale and held to maturity. Investments classified as available for sale are adjusted to market value each month-end with the resulting after-tax unrealized gains or loss included in "accumulated other comprehensive income (loss)" included in equity. Investments classified as held to maturity are not adjusted to market value each month.
         The loan portfolio declined $9,305,000 or 4.5% from $207,885,000 at December 31, 2003 to $198,580,000 at March 31, 2004. Most of the decline was in residential mortgage loans. The Company continued to sell new fixed rate mortgage production to minimize potential long-term interest rate risk associated with such long-term, low-interest loans.
         The deposit portfolio increased $3,897,000 or 1.1% from $345,744,000 at December 31, 2003 to $349,641,000 at March 31, 2004.
         Borrowings increased $19,835,000 from $10,230,000 at December 31, 2003 to $30,065,000 at March 31, 2004. The Company borrowed $15,000,000 in ten year putable FHLB advances for an average cost of 3.67%. These advances may re-price to the three-month Libor rate should this index reach 8.00% during any quarterly period after two-years. The three-month Libor was 1.17% at April 22, 2004. The Company had a total of $20,000,000 in putable FHLB advances at March 31, 2004. The remaining $5,310,000 was for seven separate fixed-rate advances with terms ranging from 30 days to six years with a weighted-average rate of 2.37% as of quarter-end. These seven advances are matched against a 7/1 FNMA mortgage-backed security with an expected yield to maturity of 3.88%.
         Equity increased $556,000 or 1.4% from $38,874,000 at December 31, 2003 to $39,430,000 at March 31, 2004. The increase was due to accumulated comprehensive income.
         The Bank's capital ratios are well in excess of minimum regulatory requirements. At March 31, 2004, the Bank had a risk-based capital ratio of 15.51% and a tier 1 capital ratio of 9.14%.

         The Company had outstanding commitments to originate loans of approximately $9,094,000 and $2,845,000 at March 31, 2004 and December 31, 2003,
which were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $22,666,000 and $21,409,000 of conditional commitments for lines of credit receivables at March 31, 2004 and December 31, 2003. The Company also had $4,604,000 and $3,604,000 of letters of credit outstanding as of March 31 2004 and December 31, 2003.

RESULTS OF OPERATIONS
---------------------

         The Company's net income for the first quarter of 2004 was $471,000 or $0.15 per diluted share compared to $755,000, or $0.24 per diluted share reported in the first quarter of 2003. The lower earnings were primarily due to lower gains on sale of loans and servicing rights, higher salaries and benefits, which were partially offset by higher brokerage and insurance commissions.
         The Company derives the majority of its income from net interest income. Net interest income decreased 5.3% or $167,000 in the first quarter of 2004 compared to the first quarter of 2003. Part of the decrease was due to non-taxable interest income from the purchase of municipal securities, which accounts for approximately $56,000 of the decrease using a federal income tax rate of 34%. Interest income and net interest income were adjusted for the tax-equivalent benefit of the non-taxable municipal securities in the following analysis.
         The following table summarizes the Company's average net interest-earning assets (which include non-accrual loans) and average interest-bearing liabilities with the accompanying average rates for the first three months of 2004 and 2003:

                                                      (Dollars in Thousands)
                                                        Three Months Ended
                                                             March 31,
                                             ----------------------------------
                                                        2004            2003

Average interest-earning assets                      $ 369,009        $430,246
Average interest-bearing liabilities                 $ 347,046        $396,633
                                             ----------------------------------
   Net interest-earning assets                         $21,963        $ 33,613
                                             ==================================

Average yield on/cost of:
Interest-earning assets                                  5.18%           5.83%
Interest-bearing liabilities                             2.02%           3.13%
                                             ----------------------------------
   Net interest spread                                   3.16%           2.70%
                                             ==================================


         The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, increased 46 basis points to 3.16% for the first quarter of 2004 compared to 2.70% in the first quarter of 2003. The change in net interest is due to a decrease in yield of 65 basis points on average interest-earning assets offset by a 111 basis point reduction in the cost of interest-bearing average liabilities. The change in interest rate spreads resulted in a decrease of interest income offset by lower interest expense. The $1,427,000 decrease in interest income on average interest-earning assets in the first quarter of 2004 was a combination of a decrease of $1,596,000 because of lower average balances and an increase of $169,000 due to higher average rates. The decrease of $1,316,000 in cost of interest-bearing liabilities in the first quarter of 2004 was a combination of a decrease of $249,000 from lower average balances and $1,067,000 from lower average rates. The lower average rates were the result of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market, Super Now accounts, and lower borrowing cost. The net interest margin on interest-earning assets, which is net interest income as a percentage of average earning assets, increased 35 basis points to 3.30% in the first quarter of 2004 from 2.95% in the first quarter of 2003.
         Average earning assets declined $61,237,000 to $369,009,000 in the first quarter of 2004 compared to $430,246,000 in the first quarter of 2003. The decline was due to the write-off of troubled leases and the sale of the Ohio branches, both of which took place in the third quarter of 2003. The decline in average earning assets more than offset the improvements in the net interest spread and net interest margin, which resulted in lower net interest income for the period.
         Net interest earning assets declined $11,650,000 to $21,963,000 in the first quarter of 2004 from $33,613,000 in the first quarter of 2003. The decline was mainly due to the troubled leases that were written-off in the third quarter of 2003.
         The following table sets forth the impact of rate and volume changes on net interest income for the three months ended March 31, 2004 compared to the same period in 2003.


                                                                    (Dollars in Thousands)
                                                                 Three Months Ended March 31,
                                                                         2004 vs 2003
                                                                      Increase (Decrease)
                                                                       Due to Change in

                                                             Volume           Rate        Net Change
                                                          ------------   ------------  --------------


Interest-earning assets                                     $ (1,596)        $   169       $  (1,427)
Interest-bearing liabilities                                    (249)         (1,067)         (1,316)
                                                          ------------   ------------  --------------
Change in net interest income                               $ (1,347)        $ 1,236       $    (111)
                                                          ============   ============  ==============


The following table summarizes the Company's non-performing assets at March 31, 2004 and December 31, 2003:

                                                                          (Dollars in Thousands)
                                                                       March 31,        December 31,
                                                                         2004               2003
Loans:
Non-accrual                                                            $ 7,649            $ 8,383
Restructured Loans                                                         469                473

Over 90 days delinquent and still accruing                               4,594                 74
Real estate owned                                                          559                602
                                                             ------------------ ------------------
Total                                                                 $ 13,271            $ 9,532
                                                             ================== ==================

         The Company's non-performing assets increased $3,739,000 in the first quarter of 2004. The increase was in the "over 90 days delinquent and still accruing" category. The increase was mostly due to a commercial real estate loan to a single borrower, which was brought current in May 2004. Non-accrual loans, which declined $734,000, are mostly made up of commercial and commercial real-estate loans with the majority related to loans to a builder/developer.
         The Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of these loans totaled $3.1 million and $3.5 million as of March 31, 2004 and December 31, 2003.
         The Bank is involved in a variety of litigation relating to its interests in the two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment-leasing company that is now in bankruptcy.
         In June and September 2001, the Bank purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Service Center, a company, which has now filed bankruptcy.
         When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center (CMC), the company which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection.
Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. The actions have been consolidated for the purpose of discovery and other potential proceedings.

         The Company believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools is $10,900,000. It is unlikely that the litigation will be resolved in 2004.
         The lease pools had reserves of approximately 50% at December 31, 2002. Due to the downgrade of one of the sureties to "D" by A.M. Best, the inherent uncertainty surrounding the potential for recovery, the Company charged-off the two lease pools during the third quarter of 2003. The Company believes that the charge-off of these lease pools is consistent with the conservative posture that banking industry regulators will likely assume in this matter.
         Net charge-offs (charge-offs less recoveries) were $668,000 and $185,000 for the first three months of 2004 and 2003 respectively. The main reason for the net charge-offs in the first quarter of 2004 was from a charge-off of a commercial real-estate loan for $509,000.
         Management believes the allowance for loan losses is adequate and that sufficient provision has been made to absorb losses that may ultimately be incurred on non-performing loans and the remainder of the portfolio based on information at March 31, 2004. The allowance for loan losses as a percentage of loans was 1.62% and 1.80% at March 31, 2004 and December 31, 2003, respectively. Provision expense was $150,000 for both the first quarter of 2004 and first quarter of 2003.
         The Company's non-interest income was $978,000 in the first quarter of 2004 and $1,245,000 in the first quarter of 2003, for an overall decrease of $267,000 or 21.4%. The main cause of the decrease was due to gain on sale of loans and servicing rights which declined $405,000 to $78,000 in the first quarter of 2004 from $483,000 in the first quarter of 2003. The decline was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. Brokerage and insurance commissions increased $90,000 or 36% to $340,000 in the first quarter of 2004 from $250,000 in the first quarter of 2003. The increase included $30,000 from brokerage operations and $55,000 from the insurance agency. Net loan servicing fees improved $83,000 for the first quarter of 2004 compared to the first quarter of 2003. The increase was due to a decline in mortgage loan refinancing in the first quarter of 2004 compared to the first quarter of 2003, which resulted in less write-offs of the remaining mortgage loan servicing rights. Net realized gain on sale of securities was zero in the first quarter of 2004 compared to $40,000 in the first quarter of 2003.
         Non-interest expense was $3,351,000 in the first quarter of 2004 and $3,270,000 in the first quarter of 2003, for an overall increase of $81,000 or 2.5%. The largest component of non-interest expense is salaries and employee benefits, which made-up 64.2% of total non-interest expenses in the first quarter of 2004. Salaries and employee benefits increased $144,000 or 7.2% to $2,150,000 in the first quarter of 2004, compared to $2,006,000 in the first quarter of 2003.
         Income taxes was a net benefit of $33,000 in the first quarter of 2004 compared to a $198,000 expense in the first quarter of 2003 for an overall decrease of $231,000. The decline in tax expense is due to higher nontaxable interest income from municipal securities, higher investment income from AIMI, which is exempt from state income tax, and overall lower taxable income.
         The effective tax rates and the statutory tax rates differ primarily to tax credits, cash value of life insurance, nontaxable interest income, and a reduction in state tax expense.
                                                                            14

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

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively, in prevailing interest rates as of March 31, 2004.


                                                                                                        NPV as Percent of
                                    Net Portfolio Value                                              Present Value of Assets
-----------------------------------------------------------------------------------------------------------------------------------
    Change in Rates           Dollar Amount           Dollar Change         Percent Change          NPV Ratio             Change
-----------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
   +200 bp*                     $ 39,061               $ (3,329)               (7.85)%                9.31%              (48) bp*
   Base or 0%                     42,390                                                              9.79
   -100 bp*                       42,481                     91                 0.21                  9.68               (11) bp*
-----------------------------------------------------------------------------------------------------------------------------------
* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively in prevailing interest rates as of December 31, 2003.



                                                                                                       NPV as Percent of
                                   Net Portfolio Value                                              Present Value of Assets
-----------------------------------------------------------------------------------------------------------------------------------
    Change in Rates          Dollar Amount         Dollar Change        Percent Change          NPV Ratio              Change
-----------------------------------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
+200 bp*                        $ 41,094               $ (2,751)               (6.27)                10.37%              (38) bp*
Base or 0%                        43,845                     --                   --                 10.75                    --
-100 bp*                          43,495                   (350)               (0.80)                10.42               (33) bp*
-----------------------------------------------------------------------------------------------------------------------------------
* basis points

                                                                                                                               15


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

PART II -  OTHER INFORMATION


ITEM 1  -  Legal Proceedings
           -----------------

           Not Applicable


ITEM 2  -  Changes in Securities,Use of Proceeds and Issuers Purchase of Equity
           --------------------------------------------------------------------
           Securities
           ----------

           Not Applicable

ITEM 3  -  Defaults in Senior Securities
           -----------------------------

           Not Applicable

ITEM 4  -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           Not Applicable

ITEM 5  -  Other Information
           -----------------

           Not Applicable

ITEM 6  -  Exhibits and Reports on Form 8-K
           --------------------------------

        a. Exhibits.

           The following exhibits are filed with this report:

           No.   Description
           ---   -----------

           Exhibit 31, Rule 13a-14(a) Certifications

           Exhibit 32, Section 1350 Certifications

        b. Current Reports on Form 8-K
           ---------------------------

           On February 6, 2004, the Company filed a Current Report on 8-K reporting under Item 12 its unaudited financial results for the quarter and fiscal year ended December 31, 2003. A copy of the press release was attached to this Report as an exhibit.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: May 14, 2004              /s/ Harry J. Bailey
                                ------------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: May 14, 2004              /s/ Bradley L. Smith
                                ------------------------------------
                                Bradley L. Smith
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)