Form 10-Q
period 2004-06-30
AMERIANA BANCORP
filed 2004-08-16
CIK 855574

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                QUARTERLY REPORT


                       Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934


                      For the Quarter Ended: June 30, 2004

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

As of July 30, 2004, there were issued and outstanding 3,149,088 shares of the registrant's common stock.

AMERIANA BANCORP AND SUBSIDIARIES



                                    CONTENTS


PART I  FINANCIAL INFORMATION                                          Page No.
                                                                       -------

  ITEM 1   Financial statements

           Consolidated Condensed Balance Sheets as of June 30, 2004
           and December 31, 2003. . . . . . . . . . . . . . . . . . . . . . . 3

           Consolidated Condensed Statements of Operations for the Three
           and Six Months Ended June 30, 2004 and 2003. . . . . . . . . . . . 4

           Consolidated Condensed Statement of Shareholders' Equity for
           the Six Months Ended June 30, 2004 . . . . . . . . . . . . . . . . 5

           Consolidated Condensed Statements of Cash Flows for the Six
           Months Ended June 30, 2004 and 2003 . . . . . .  . . . . . . . . . 6

           Notes to Consolidated Condensed Financial Statements . . . . . . . 7

  ITEM 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . . .9


  ITEM 3   Quantitative and Qualitative Disclosure About Market Risk . . . . 16

  ITEM 4   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . 18

PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 19

  ITEM 1   Legal Proceedings
  ITEM 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  ITEM 3   Defaults upon Senior Securities
  ITEM 4   Submission of Matters to a Vote of Security Holders
  ITEM 5   Other Information
  ITEM 6   Exhibits and Reports on Form 8-K

SIGNATURES. . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . 20

PART I  -  FINANCIAL INFORMATION

                         AMERIANA BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 June 30                December 31,
                                                                                  2004                      2003
                                                                               (Unaudited)
                                                                         ------------------------  ------------------------
Assets

  Cash on hand and in other institutions                                                $ 11,046                   $ 9,505
  Interest-bearing demand deposits                                                        13,274                     5,044
                                                                         ------------------------  ------------------------
      Cash and cash equivalents                                                           24,320                    14,549

  Investment securities held to maturity (fair value
     of $150,726)                                                                        154,681                        --
  Investment securities available for sale                                                11,797                   137,788
  Mortgage loans available for sale                                                          395                       730
  Loans receivable                                                                       194,641                   207,885
  Allowance for loan losses                                                              (3,182)                   (3,744)
                                                                         ------------------------  ------------------------

      Net loans receivable                                                               191,459                   204,141
  Real estate owned                                                                        1,184                       602
  Premises and equipment                                                                   7,955                     7,887
  Stock in Federal Home Loan Bank                                                          7,110                     6,948
  Mortgage servicing rights                                                                1,270                     1,313
  Investments in unconsolidated affiliates                                                 1,602                     1,592
  Goodwill                                                                                   564                       564
  Cash surrender value of life insurance                                                  20,109                    19,706
  Other assets                                                                             6,092                     6,633
                                                                         ------------------------  ------------------------

          Total assets                                                                  $428,538                  $402,453
                                                                         ========================  ========================

Liabilities and Shareholders' Equity

Liabilities:
  Deposits:
         Noninterest-bearing                                                            $ 23,308                  $ 19,039
         Interest-bearing                                                                323,965                   326,705
                                                                         ------------------------  ------------------------

            Total deposits                                                               347,273                   345,744
  Advances from Federal Home Loan Bank                                                    34,776                     9,630
  Notes payable                                                                              400                       600
  Drafts payable                                                                           3,835                     3,477
  Advances by borrowers for taxes and insurance                                              365                        89
  Other liabilities                                                                        2,744                     4,039
                                                                         ------------------------  ------------------------

          Total liabilities                                                              389,393                   363,579

Shareholders' equity:
  Preferred stock (5,000,000 shares authorized;
      none issued)                                                                            --                        --
  Common stock ($1.00 par value; authorized
       15,000,000 shares; issued shares:
      3,148,988 and 3,148,288, respectively)                                               3,149                     3,148
  Additional paid-in capital                                                                 514                       506
  Retained earnings                                                                       35,157                    35,259
  Accumulated other comprehensive income (loss)                                              325                      (39)
                                                                         ------------------------  ------------------------

          Total shareholders' equity                                                      39,145                    38,874
                                                                         ------------------------  ------------------------

          Total liabilities and shareholders' equity                                    $428,538                  $402,453
                                                                         ========================  ========================

See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)
                                   (Unaudited)

                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                         ------------------------------------------------------------------

                                                             2004           2003              2004              2003
                                                         ------------  ----------------  ----------------  ----------------

Interest Income:
   Interest and fees on loans                                 $3,024            $5,348            $6,472           $10,818
   Interest on investment securities                           1,214               901             2,316             1,357
   Other interest and dividend income                            131               163               286               425
                                                         ------------  ----------------  ----------------  ----------------
      Total interest income                                    4,369             6,412             9,074            12,600

Interest Expense:
   Interest on deposits                                        1,493             2,721             3,022             5,679
   Interest on FHLB advances and other borrowings                309                96               524               199
                                                         ------------  ----------------  ----------------  ----------------
      Total interest expense                                   1,802             2,817             3,546             5,878
                                                         ------------  ----------------  ----------------  ----------------

Net interest income                                            2,567             3,595             5,528             6,722

Provision for Loan Losses                                         50             1,400               200             1,550
                                                         ------------  ----------------  ----------------  ----------------
Net interest income after provision for loan losses            2,517             2,195             5,328             5,172

Other Income:
   Net loan servicing fees                                        51               (63)              105               (93)
   Other fees and service charges                                351               345               663               679
   Brokerage and insurance commissions                           252               232               592               482
   Net gain (loss) on investments in unconsolidated
       affiliates                                                 52                49                30                (1)
   Gains on sales of loans and servicing rights                   95               470               173               953
   Gain on sale of investments                                    --                 1                --                41
   Increase in cash surrender value of life insurance            192               204               404               418
   Other                                                          51                16                55                21
                                                         ------------  ----------------  ----------------  ----------------
      Total other income                                       1,044             1,254             2,022             2,500

Other Expense:
   Salaries and employee benefits                              1,863             1,963             4,013             3,968
   Net occupancy and equipment expense                           399               419               780               815
   Federal insurance premium                                      39                46                78                95
   Data processing expense                                       139               130               262               242
   Printing and office supplies                                   50                61               118               113
   Amortization of intangible assets                              --                 8                --                17
   Other                                                         727               864             1,317             1,511
                                                         ------------  ----------------  ----------------  ----------------
      Total other expense                                      3,217             3,491             6,568             6,761
                                                         ------------  ----------------  ----------------  ----------------
Income (loss) before income taxes                                344               (42)              782               911

Income taxes                                                    (91)              (138)             (124)               60
                                                         ------------  ----------------  ----------------  ----------------
Net Income                                                     $ 435              $ 96             $ 906             $ 851
                                                         ============  ================  ================  ================


Basic Earnings Per Share                                       $0.14             $0.03             $0.29             $0.27
                                                         ============  ================  ================  ================

Diluted Earnings Per Share                                     $0.14             $0.03             $0.29             $0.27
                                                         ============  ================  ================  ================

Dividends Declared Per Share                                   $0.16             $0.16             $0.32             $0.32
                                                         ============  ================  ================  ================



See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                         2004
                                    ---------------
Balances, January 1                        $38,874

Net income                                     906
Other comprehensive income                     364
                                    ---------------
     Comprehensive income                    1,270

Exercise of stock options                        9

Dividends declared                          (1,008)
                                    ---------------

Balances, June 30                          $39,145
                                    ===============



See accompanying notes to consolidated condensed financial statements.

                         AMERIANA BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                       2004          2003
                                                                   ------------- ------------
OPERATING ACTIVITIES
  Net income                                                        $     906    $     851
  Items not requiring (providing) cash
    Provision for losses on loans                                         200        1,550
    Depreciation and amortization                                         700          744
    Increase in cash surrender value                                     (403)        (418)
    Mortgage loans originated for sale                                (11,982)    (109,258)
    Proceeds from sale of mortgage loans                               12,399      111,370
    Gains on sale of loans and servicing rights                          (173)        (953)
    Gain on sale of investments                                            --          (41)
    Increase in drafts payable                                            358        1,088
    Other adjustments                                                     680       (1,054)
                                                                    ---------    ---------
      Net cash provided by operating activities                         2,685        3,879
INVESTING ACTIVITIES
  Purchase of investment securities held to maturity                  (56,169)          --
  Purchase of investment securities available for sale                 (6,528)     (99,956)
  Proceeds from sale of investment securities available for sale           --       20,664
  Proceeds from maturities/calls of securities held to maturity        14,248           --
  Proceeds from maturities/calls of securities available for sale      18,499       26,552
  Net change in loans                                                  11,709       18,686
  Net purchases of premises and equipment                                (428)        (315)
  Purchases of federal Home Loan Bank Stock                              (162)         (95)
  Other investing activities                                              165          373
                                                                    ---------    ---------
    Net cash used in investing activities                             (18,666)     (34,091)
FINANCING ACTIVITIES
  Net change in demand and passbook deposits                            9,180       33,782
  Net change in certificates of deposit                                (7,651)     (18,782)
  Net change in short-term borrowings                                   7,000           --
  Proceeds from borrowings                                             18,625           --
  Repayment of borrowings                                                (679)        (595)
  Net change in advances by borrowers for taxes and insurance             276           20
  Exercise of stock options                                                 9            8
  Cash dividends paid                                                  (1,008)      (1,007)
                                                                    ---------    ---------
    Net cash provided by financing activities                          25,752       13,426
                                                                    ---------    ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                     9,771      (16,786)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         14,549       45,696
                                                                    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  24,320    $  28,910
                                                                    =========    =========

Supplemental information:
  Interest paid                                                     $   3,522    $   5,859
  Income taxes paid                                                        --          950


See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARIES


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------
(Table dollar amounts in thousands, except share data)

NOTE A - - BASIS OF PRESENTATION

     Ameriana  Bancorp ("the  Company") is a bank holding  company.  Through its wholly owned subsidiary, Ameriana Bank and Trust ("the Bank"), the Company offers an extensive line of banking services and provides a range of investments and securities products through branches in the central Indiana area. Ameriana Bank and Trust also offers trust and investment management services. The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency ("AIA"), Ameriana Financial Services, Inc. ("AFS") and Ameriana Investment Management, Inc. ("AIMI"). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana, which offers a full line of credit, related insurance products. AIMI manages the Bank's investment portfolio. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Bank, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. The Bank maintains a website at www.ameriana.com.
                                                       ----------------

     The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Bank's financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Bank's significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Bank's annual report on Form 10-K for the year ended December 31, 2003.

         The consolidated condensed balance sheet of the Bank as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Bank as of that date.

NOTE B - - SHAREHOLDERS' EQUITY

         On May 20, 2004, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $504,000, was accrued for payment to shareholders of record on June 11, 2004, and was paid on July 2, 2004. Payment was made for 3,148,988 shares, compared to 3,148,788 the previous quarter. Stock options totaling 200 shares were exercised during the second quarter of 2004.

NOTE C - - EARNINGS PER SHARE

Earnings per share were computed as follows:

                                                                              (In thousands, except share data)
                                                                                 Three Months Ended June 30,
                                                                          2004                                 2003

                                                                       Weighted                              Weighted
                                                                        Average     Per Share                 Average     Per Share
                                                            Income      Shares       Amount      Income       Shares       Amount

Basic Earnings per Share: Income available to Common            $435     3,148,922       $0.14         $96     3,148,288       $0.03
shareholders                                                                       ============                          ===========
Effect of dilutive stock options                                  --        23,558                      --         1,279
                                                             ---------------------             --------------------------
Diluted Earnings Per Share: Income available to common
shareholders and assumed conversions                            $435     3,172,480       $0.14         $96     3,149,567       $0.03
====================================================================================================================================

                                                                              (In thousands, except share data)
                                                                                  Six Months Ended June 30,
                                                                          2004                                 2003
                                                          --------------------------------------------------------------------------
                                                                       Weighted                              Weighted
                                                                        Average     Per Share                 Average     Per Share
                                                            Income      Shares       Amount      Income       Shares       Amount
Basic Earnings per Share: Income available to Common            $906     3,148,737       $0.29        $851     3,148,037       $0.27
shareholders                                                                       ============                          ===========
Effect of dilutive stock options                                  --        22,065                      --           270
                                                              ---------------------            --------------------------
Diluted Earnings Per Share: Income available to common
shareholders and assumed conversions                            $906     3,170,802       $0.29        $851     3,148,307       $0.27
====================================================================================================================================



At June 30, 2004, options to purchase 34,100 shares were excluded from the computation of diluted earnings per share because the options' exercise price was greater than or equal to the average market price of common shares.

NOTE D - - STOCK BASED COMPENSATION

The Bank has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                          (In thousands, except share data)
                                                                                      Three Months Ended          Six Months Ended
                                                                                            June 30,                  June 30,
                                                                                        2004        2003           2004        2003
                                                                                  --------------------------------------------------
Net income, as reported                                                                  $435        $ 96           $906       $851
Less:  Total stock-based employee compensation cost determined under the fair
value based method, net of income taxes                                                  (78)         (7)           (78)        (7)
                                                                                  ------------------------   -----------------------
Pro forma net income                                                                     $357        $ 89           $828       $844
                                                                                  ========================   =======================
Earnings per share:
Basic - as reported                                                                    $ 0.14      $ 0.03         $ 0.29     $ 0.27
Basic - pro forma                                                                        0.11        0.03           0.26       0.27
Diluted - as reported                                                                    0.14        0.03           0.29       0.27
Diluted - pro forma                                                                      0.11        0.03           0.26       0.27

AMERIANA BANCORP AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
-------

     This Quarterly Report on Form 10-Q ("Form 10-Q") may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Bank primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The acBanking information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

     As with most banks, the Bank's largest source of revenue has historically been the net interest margin, which is derived from the spread earned between its interest income and interest expense. Consequently, the Bank's earnings are primarily dependent on its net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. Levels of other income and operating expenses also significantly affect net income.

Significant Events in 2003
--------------------------

     Sale of Cincinnati Branches: On April 7, 2003, the Bank announced that it had agreed to sell its two Cincinnati-area branches to Peoples Community Bancorp, Inc. (NASDAQ/NM: PCBI)("PCBI") of West Chester, Ohio. The two branches are located in Deer Park and Landen, Ohio. On September 30, 2003, the Bank announced the completion of the sale of the two branches to PCBI. In connection with the sale, the Bank recorded an after-tax gain of approximately $2,930,000 or $0.93 per diluted share in the third quarter 2003. The transaction included the Bank's real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Bank conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches' saving deposits, but retained and will continue to service certain single family residential mortgages originated in those locations.

     Bank Writes Off Troubled Lease Portfolio in 2003: On September 30, 2003 the Bank charged-off the two troubled equipment leases ("lease pools") originated by Commercial Money Center ("CMC"), a now bankrupt Bank. The Bank recorded an after-tax loss of approximately $2,784,000 or $0.88 per diluted share. Prior to September 30, 2003, the Bank had established reserves against these lease pools equal to approximately 58% of the $10,900,000 that remained outstanding.

Critical Accounting Policies
----------------------------

     The accounting and reporting policies of the Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Bank's significant accounting policies are described in detail in the Notes to the Bank's Consolidated Financial Statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Bank's financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

     Allowance for Credit Losses: The allowance for credit losses provides coverage for probable losses in the Bank's loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management's estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

     The Bank determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan's observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan's effective interest rate.

     Regardless of the extent of the Bank's analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Bank estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Bank's evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

     Goodwill and Other Intangibles: The Bank records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

     The Cincinnati branches sold had approximately $890,000 recorded as goodwill and core deposit intangibles. The $890,000 was written-off and netted against the gain on the sale of the branches in the third quarter of 2003.

FINANCIAL CONDITION
-------------------

     Assets totaled $428.5 million at June 30, 2004, an increase of $26.1 million, or 6.5% from December 31, 2003. The increase was primarily due to a planned strategy to leverage the institutions assets to improve earnings and return on equity. This was accomplished primarily through new FHLB advances of $28,625,000 in the first six months of 2004.

     Cash and cash equivalents totaled $24,320,000 at June 30, 2004, an increase of $9,771,000 from $14,549,000 at December 31, 2003.

     Investment securities totaled $166,478,000 at June 30, 2004, an increase of $28,690,000 or 20.8% from $137,788,000 at December 31, 2003. The increase is due to additional Federal Home Loan Bank Advances and a decline in the loan portfolio partially offset by an increase in cash and cash equivalents. The Bank transferred the majority of its investment securities from available for sale to held to maturity in the first six months of 2004. The securities were transferred at fair value at the date of the transfer. The unrealized holding gain or loss at the date of the transfer will continue to be reported in "accumulated other comprehensive income (loss)", a separate component of shareholders' equity, but will be amortized over the remaining life of the security. Investments classified as available for sale are adjusted to fair value each month-end with the resulting after-tax unrealized gains or loss included in "accumulated other comprehensive income (loss)" included in equity. Investments classified as held to maturity are not adjusted to fair value each month.

     The loan portfolio totaled $194,641,000 at June 30, 2004, a decline of $13,244,000 or 6.4% from $207,885,000 at December 31, 2003. Most of the decline was in residential mortgage loans. The Bank continued to sell new fixed rate mortgages to minimize potential long-term interest rate risk associated with such long-term, low-interest loans.

     The deposit portfolio totaled $347,273,000 at June 30, 2004, an increase of $1,529,000 or 0.4% from $345,744,000 at December 31, 2003. Non interest-bearing
deposits   increased   $4,269,000  while   interest-bearing   deposits  declined
$2,740,000.

     Advances from Federal Home Loan Bank totaled $35,176,000 at June 30, 2004, an increase of $24,946,000 or 243.9% from $10,230,000 at December 31, 2003. The
Bank borrowed $15,000,000 in ten year putable FHLB advances for an average cost of 3.67%. These advances may re-price to the three-month Libor rate should this index reach 8.00% during any quarterly period after two-years. The three-month Libor was 1.63% at August 4, 2004. The Bank had a total of $20,000,000 in putable FHLB advances at June 30, 2004. The remaining advances were for fixed-and variable-rate advances to fund a security purchase and general liquidity needs.

     Equity totaled $39,145,000 at June 30, 2004, an increase of $271,000 or 0.7% from $38,874,000 at December 31, 2003. The increase was due primarily to accumulated comprehensive income.

     The Bank's capital ratios are well in excess of minimum regulatory requirements. At June 30, 2004, the Bank had a risk-based capital ratio of 15.83% and a tier 1 capital ratio of 8.97%.

     The Bank had outstanding commitments to originate loans of approximately $30,925,000 and $2,845,000 at June 30, 2004 and December 31, 2003. The
commitments outstanding at June 30, 2004 were primarily for commercial real estate loans. In addition, the Bank had $23,177,000 and $21,409,000 of conditional commitments for lines of credit receivables at June 30, 2004 and December 31, 2003. The Bank also had $4,599,000 and $3,604,000 of letters of credit outstanding as of June 30, 2004 and December 31, 2003.

RESULTS OF OPERATIONS
---------------------

     Net income for the quarter ended June 30, 2004 totaled $435,000 or $0.14 per diluted share compared to net income of $96,000, or $0.03 per diluted share for the quarter ended June 30, 2003. The higher earnings were primarily due to reduced provision for loan losses, offset by a reduction in net interest income and lower gains on sale of loans and servicing rights.

     Net income for the six months ended June 30, 2004 totaled $906,000 or $0.29 per diluted share compared to net income of $851,000, or $0.27 per diluted share for the six months ended June 30, 2003. The higher earnings were primarily due to reduced provision for loan losses, offset by a reduction in net interest income and lower gains on sale of loans and servicing rights.

     The following  table  summarizes  the Bank's  average net  interest-earning assets (which include non-accrual loans) and average interest-bearing liabilities with the accompanying average rates for the three and six months ended June 30, 2004 and 2003. The yields shown below were adjusted for the tax-equivalent benefit of non-taxable municipal securities:

                                                              Three Months Ended June 30,                 Six Months Ended June 30,
                                                                 2004                 2003                   2004              2003
                                                    -----------------------------------------    -----------------------------------
                                                                                 (Dollars in Thousands)
Average interest-earning assets                                $379,103             $433,290              $374,056          $431,777
Average interest-bearing liabilities                           $354,963             $400,083              $351,004          $397,004
                                                    -----------------------------------------    -----------------------------------

   Net interest-earning assets                                 $ 24,140             $ 33,207              $ 23,052          $ 34,773
                                                    =========================================    ===================================

Average yield on/cost of:
Interest-earning assets                                           4.73%                5.94%                 4.95%             5.85%
Interest-bearing liabilities                                      2.04%                2.82%                 2.03%             2.97%
                                                    -----------------------------------------    -----------------------------------

   Net interest spread                                            2.69%                3.12%                 2.92%             2.88%
                                                    =========================================    ===================================

     Net interest income for the quarter ended June 30, 2004 totaled $2,567,000, a decrease of $1,028,000, or 28.6% from $3,595,000 for the quarter ended June 30, 2003. Part of the decrease was due to non-taxable interest income from the purchase of municipal securities, which accounts for approximately $96,000 of the decrease in the second quarter of 2004 using a federal income tax rate of 34%. Average earning assets declined $54,187,000 to $379,103,000 in the second quarter of 2004 compared to $433,290,000 in the second quarter of 2003. The decline was due to the write-off of troubled leases and the sale of the Ohio branches, both of which took place in the third quarter of 2003. In addition, the mix of assets changed as earning asset balances shifted from higher yielding loans to lower-yielding investments. Average loan balances decreased by $105.4 million or 35.0% to $195.4 million. Lower yielding securities and short-term investment average balances increased by $51.2 million or 38.7% to $183.7 million. The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, decreased 43 basis points to 2.69% for the second quarter of 2004 compared to 3.12% in the second quarter of 2003. The change in the net interest spread is due to a decrease in yield of 121 basis points on average interest-earning assets offset by a 78 basis point reduction in the cost of average interest-bearing liabilities. The change in interest rate spreads resulted in a decrease of interest income offset by lower interest expense. The $1,947,000 decrease in interest income on average interest-earning assets in the second quarter of 2004 was a combination of a decrease of $1,463,000 because of lower average balances and an decrease of $484,000 due to lower average rates. The $484,000 decline because of lower average rates included a $220,000 correction for interest owed to FHLMC for loans sold from June 2002 to June 2004. The decrease of $1,015,000 in cost of interest-bearing liabilities in the second quarter of 2004 was a combination of a decrease of $66,000 from lower average balances and a decrease of $949,000 from lower average rates. The lower average rates were the result of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market, Super Now accounts, and lower borrowing cost. The net interest margin on interest-earning assets, which is net interest income as a percentage of average earning assets, decreased 51 basis points to 2.82% in the second quarter of 2004 from 3.33% in the second quarter of 2003.

     Net interest income decreased 17.8% or $1,194,000 in the six months ended June 30, 2004 compared to the same period in 2003. Part of the decrease was due to non-taxable interest income from the purchase of municipal securities, which accounts for approximately $152,000 of the decrease for the six months ended June 30, 2004 using a federal income tax rate of 34%. Average earning assets declined $57,721,000 to $374,056,000 in the six months ended June 30, 2004 compared to $431,777,000 in the same period in 2003. The decline was due to the write-off of troubled leases and the sale of the Ohio branches, both of which took place in the third quarter of 2003. In addition, the mix of assets changed as earning asset balances shifted from higher yielding loans to lower-yielding investments. Average loan balances decreased by $105.0 million or 34.4% to $199.8 million. Lower yielding securities and short-term investment average balances increased by $47.3 million or 37.2% to $174.2 million. The net interest spread increased 4 basis points to 2.92% for the six months ended June 30, 2004 compared to 2.88% for the same period in 2003. The change in the net interest spread is due to a decrease in yield of 90 basis points on average interest-earning assets offset by a 94 basis point reduction in the cost of average interest-bearing liabilities. The change in interest rate spreads resulted in a decrease of interest income offset by lower interest expense. The $3,374,000 decrease in interest income on average interest-earning assets in the six months ended June 30, 2004 was a combination of a decrease of $3,063,000 because of lower average balances and an decrease of $311,000 due to lower average rates. The $311,000 decline because of lower average rates included the correction for interest owed to FHLMC as discussed in the preceding paragraph. The decrease of $2,332,000 in cost of interest-bearing liabilities in the first six months of 2004 was a combination of a decrease of $296,000 from lower average balances and a decrease of $2,036,000 from lower average rates. The lower average rates were the result of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market, Super Now accounts, and lower borrowing cost. The net interest margin on interest-earning assets decreased 8 basis points to 3.04% for the six months ended June 30, 2004 from 3.12% for the same period in 2003.

     The following table sets forth the impact of rate and volume changes on net interest income for the three and six months ended June 30, 2004 compared to the same periods in 2003. The yields shown below were adjusted for the tax-equivalent benefit of non-taxable municipal securities:

                                                                          (Dollars in Thousands)
                                                  Three Months Ended June 30,                 Six Months Ended June 30,
                                                         2004 vs 2003                               2004 vs 2003
                                                      Increase (Decrease)                        Increase (Decrease)
                                                       Due to Change in                           Due to Change in

                                                Volume          Rate      Net Change       Volume          Rate      Net Change
Interest-earning assets                      $ (1,463)        $(484)       $ (1,947)    $ (3,063)       $ (311)       $ (3,374)
Interest-bearing liabilities                      (66)         (949)         (1,015)        (296)       (2,036)         (2,332)
                                           ------------ ------------- --------------- ------------ -------------  --------------
Change in net interest income                $ (1,397)        $ 465        $   (932)    $ (2,767)       $1,725        $ (1,042)
                                           ============ ============= =============== ============ =============  ==============


The following table summarizes the Bank's non-performing assets at June 30, 2004 and December 31, 2003:

                                                         Dollars in Thousands


                                                                       June 30,       December 31,
                                                                         2004             2003
Loans:
Non-accrual                                                            $ 5,560            $ 8,383
Restructured Loans                                                         356                473

Over 90 days delinquent and still accruing                                 153                 74
Real estate owned                                                        1,184                602
                                                             ------------------ ------------------
Total                                                                  $ 7,253            $ 9,532
                                                             ================== ==================

     The Bank's non-performing assets decreased $2,279,000 in the six months ended June 30, 2004. The decline was mainly in non-accrual loans partially offset by an increase in other real estate owned. The non-accrual loans are mostly made up of commercial and commercial real-estate loans with about half related to loans to a builder/developer.

     The Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of these loans totaled $2.7 million and $3.5 million as of June 30, 2004 and December 31, 2003.

     The Bank is involved in a variety of litigation relating to its interests in the two pools of equipment leases originated by the Commercial Money Center, Inc. ("CMC"), a California based equipment-leasing Bank that is now in bankruptcy.

     In June and September 2001, the Bank purchased two separate pools of lease receivables totaling $12,003,000, consisting primarily of equipment leases. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated at least "A" by Moody's. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Servicing Corporation, a Bank, which has now filed bankruptcy.

     When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by Commercial Money Center (CMC), the Bank which sold the lease pools. Both are now denying responsibility for payment. CMC has also filed for bankruptcy protection.

     Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. The actions have been consolidated for the purpose of discovery and other pretrial proceedings.

     The Bank believes the surety bonds are enforceable against the insurers. The current unpaid balance for the pools is $10,900,000. It is unlikely that the litigation will be resolved in 2004.

     The lease pools had reserves of approximately 50% at December 31, 2002. Due to the downgrade of one of the sureties to "D" by A.M. Best, the inherent uncertainty surrounding the potential for recovery, the Bank charged-off the two lease pools during the third quarter of 2003. The Bank believes that the charge-off of these lease pools is consistent with the conservative posture that banking industry regulators will likely assume in this matter.

     Net charge-offs (charge-offs less recoveries) were $95,000 and $185,000 for the second quarter of 2004 and 2003 respectively. Net charge-offs were $762,000 and $358,000 for the first six months of 2004 and 2003 respectively. A charge-off in the first quarter of 2004 of a commercial real-estate loan for $509,000 made up most of the net charge-offs for the first six months of 2004.

     Management believes the allowance for loan losses is adequate and that sufficient provision has been made to absorb losses that may ultimately be incurred on non-performing loans and the remainder of the portfolio based on information at June 30, 2004. The allowance for loan losses as a percentage of loans was 1.63% and 1.80% at June 30, 2004 and December 31, 2003, respectively.

Provision expense was $50,000 and $1,400,000 for second quarter of 2004 and 2003 respectively. Provision expense was $200,000 and $1,550,000 for first six months of 2004 and 2003 respectively. The provision in the current-year was lower than planned levels due to recoveries of earlier losses; in the prior-year period, the Bank set aside additional specific reserves totaling $1,250,000 on two pools of commercial leases that were written off completely in the third quarter of 2003.

     The Company's non-interest income was $1,044,000 and $1,254,000 in the second quarter of 2004 and 2003 respectively, for an overall decrease of $210,000 or 16.8%. The main cause of the decrease was due to gain on sale of loans and servicing rights which declined $375,000 to $95,000 in the second quarter of 2004 from $470,000 in the same period in 2003. The decline was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. Mortgage loans originated by the Bank declined $54.1 million to $10.5 million from $64.6 million in the second quarter of 2004 and 2003, respectively. Net loan servicing fees improved $114,000 to $51,000 in the second quarter of 2004 from a net expense of $63,000 in the same period in 2003. The improvement was due to a decline in mortgage loan refinancing in the second quarter of 2004 compared to the same period in 2003, which resulted in less write-offs of mortgage loan servicing rights remaining on the Bank's loans that were refinanced. Mortgage loan servicing rights is an asset that is created when mortgage loans are sold and the Bank retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. Brokerage and insurance commissions increased $20,000 or 8.6% to $252,000 in the second quarter of 2004 from $232,000 in the same period in 2003.

     The Company's non-interest income was $2,022,000 and $2,500,000 in the first six months of 2004 and 2003 respectively, for an overall decrease of $478,000 or 19.1%. The main cause of the decrease was due to gain on sale of loans and servicing rights which declined $780,000 to $173,000 in the first six months of 2004 from $953,000 in the same period in 2003. The decline was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. Mortgage loans originated by the Bank declined $76.3 million to $20.4 million from $96.7 million in the first six months of 2004 and 2003, respectively. Net loan servicing fees improved $198,000 for the first six months of 2004 compared to the same period in 2003. The improvement was due to a decline in mortgage loan refinancing in the second quarter of 2004 compared to the same period in 2003, which resulted in less write-offs of mortgage loan servicing rights remaining on the Bank's loans that were refinanced. Brokerage and insurance commissions increased $110,000 or 22.8% to $592,000 in the first six months of 2004 from $482,000 in the same period in 2003. Net realized gain on sale of securities was zero in the first six months of 2004 compared to $41,000 in the same period in 2003.

     Non-interest expense was $3,217,000 in the second quarter of 2004 and $3,491,000 in the second quarter of 2003, for an overall decrease of $274,000 or 7.9%. The largest component of the decline is attributable to salary and benefits expense, which made-up 57.9% of total non-interest expenses in the second quarter of 2004, compared to 56.2% in the second quarter of 2003. Salaries and employee benefits decreased $100,000 or 5.1% to $1,863,000 in the second quarter of 2004, compared to $1,963,000 in the second quarter of 2003. The decline was attributable to the closure of the Ohio branches offset by lower deferred loan expenses due to a decline in mortgage loan originations.

     Non-interest expense was $6,568,000 and $6,761,000 in the first six months of 2004 and 2003 respectively, for an overall decrease of $193,000 or 2.9%. Salaries and employee benefits made-up 61.1% of total non-interest expenses in the first six months of 2004 compared to 58.7% in the first six months of 2003.

     Income taxes was a benefit of $91,000 in the second quarter of 2004 compared to a benefit of $138,000 in the second quarter of 2003 for an overall reduction of $47,000. The reduction in the tax benefit is due to higher pretax income in the second quarter of 2004 offset by higher nontaxable interest income from municipal securities and higher investment income from AIMI, which is exempt from state income tax. Income taxes was a benefit of $124,000 in the first six months of 2004 compared to a expense of $60,000 in the same period in 2003 for an overall tax expense decrease of $184,000.

     The effective tax rates and the statutory tax rates differ primarily to tax credits, cash value of life insurance, nontaxable interest income, and a reduction in state tax expense. The factors that affected this change are similar to the aforementioned factors for the quarter.

OTHER
-----

The Securities and Exchange Commission ("SEC") maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Bank. The address is (http://www.sec.gov).

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Asset/Liability Committee and the Board of Directors reviews the Bank's exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on the net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value ("NPV") is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

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

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively, in prevailing interest rates as of June 30, 2004.

                                                                                                        NPV as Percent of
                                    Net Portfolio Value                                              Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
    Change in Rates           Dollar Amount           Dollar Change        Percent Change         NPV Ratio             Change
------------------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
+200 bp*                         $ 40,691               $ (7,565)              (15.68)%              9.77%           (138) bp*
Base or 0%                         48,256                                                           11.15
-100 bp*                           50,319                   2,063                4.28               11.44              29 bp*
------------------------------------------------------------------------------------------------------------------------------------
* basis points

Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively in prevailing interest rates as of December 31, 2003.

                                                                                                        NPV as Percent of
                                   Net Portfolio Value                                               Present Value of Assets
------------------------------------------------------------------------------------------------------------------------------------
     Change in Rates          Dollar Amount        Dollar Change        Percent Change           NPV Ratio              Change
------------------------------------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
+200 bp*                       $ 41,094            $ (2,751)                (6.27)                10.37%              (38) bp*
Base or 0%                       43,845                  --                    --                 10.75                --
-100 bp*                         44,538                 693                  1.58                 10.77                 3  bp*
------------------------------------------------------------------------------------------------------------------------------------
* basis points

At June 30, 2004, an increase in interest rates of 200 basis points would have resulted in a decrease of 15.68% in the net portfolio value compared to a decrease of 6.27% at December 31, 2003. This change was primarily the result an increase in the duration of investment securities from 1.90 to 2.44 and an increase in the duration of the loan portfolio from 3.64 to 3.82 at December 31, 2003 and June 30, 2004, respectively. Duration is a measure of price or value sensitivity typically expressed in years. It is calculated by time-weighting the present value of an instrument's cash flows.

ITEM 4 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management of the Bank carried out an evaluation, under the supervision and with the participation of the Bank's principal executive officer and principal financial officer, of the effectiveness of the Bank's disclosure controls and procedures. Based on this evaluation, the Bank's principal executive officer and principal financial officer concluded that the Bank's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Bank in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Bank's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Bank's principal executive and financial officers have concluded that the Bank's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

In addition, there have been no changes in the Bank's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Bank's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1  -  Legal Proceedings
           -----------------

           Not Applicable


ITEM 2  -  Changes in Securities,Use of Proceeds and Issuer Purchases of Equity
           Securities
           --------------------------------------------------------------------

           Not Applicable

ITEM 3  -  Defaults in Senior Securities
           -----------------------------
           Not Applicable

ITEM 4  -  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

          On May 20, 2004, the Bank held its 2004 annual meeting of shareholders. A total of 2,685,116 shares, representing 85.3% of the total outstanding shares, were present in person or by proxy at the meeting, constituting quorum.

          Two directors were nominated by the Bank's Board of Directors to serve new three-year terms. The nominees and the voting results for each are listed below:

                                          FOR              WITHHELD

          Donald C. Danielson        2,618,958 (97.5%)   66,158 (2.5%)
          Paul W. Prior              2,619,069 (97.5%)   66,047 (2.5%)

          The terms of office as a director of directors Harry J. Bailey, Charles M. Drackett, Jr., Ronald R. Pritzke, R. Scott Hayes and Michael E. Kent continued after the meeting.

          The shareholders also ratified the appointment of BKD, LLP as auditors for the Bank for the fiscal year ended December 31, 2004. At total of 2,654,863 votes (98.9%) in favor, 16,671 votes (0.6%) against and
          13,582 (0.5%) abstained from voting on the proposal.

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

                The following exhibits are filed with this report:

           No.   Description
           ---   -----------

           Exhibit 31, Rule 13a-14(a) Certifications

           Exhibit 32, Section 1350 Certifications

           b.  Current Reports on Form 8-K
               ---------------------------

               On May 7, 2004, the Bank filed a Current Report on 8-K reporting under Item 12 its unaudited financial results for the quarter ended March 31, 2004. A copy of the press release was attached to this Report as an exhibit.

SIGNATURES


AMERIANA BANCORP AND SUBSIDIARIES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMERIANA BANCORP




DATE: August 16, 2004           /s/ Harry J. Bailey
      ---------------           --------------------------------
                                Harry J. Bailey
                                President and
                                Chief Executive Officer
                                (Duly Authorized Representative)



DATE: August 16, 2004           /s/ Bradley L. Smith
      ---------------           -------------------------------
                                Bradley L. Smith
                                Senior Vice President-Treasurer
                                (Principal Financial Officer
                                and Accounting Officer)