Form 10-Q
period 2004-09-30
AMERIANA BANCORP
filed 2004-11-15
CIK 855574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

Pursuant to Section 13 or 15 (d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2004

Commission File Number: 0-18392

Ameriana Bancorp

(Exact name of registrant as specified in its charter)

Indiana	35-1782688

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2118 Bundy Avenue, New Castle, Indiana	47362-1048

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, include area code (765) 529-2230

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

As of October 30, 2004, there were issued and outstanding 3,149,988 shares of the registrant’s common stock.

AMERIANA BANCORP AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

AMERIANA BANCORP AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31,
	2004	2003
	(Unaudited)
Assets
Cash on hand and in other institutions	$11,255	$9,505
Interest-bearing demand deposits	7,769	5,044

Cash and cash equivalents	19,024	14,549
Investment securities held to maturity (fair value of $158,970)	160,103	—
Investment securities available for sale	11,975	137,788
Mortgage loans available for sale	243	730
Loans receivable	201,251	207,885
Allowance for loan losses	(3,079)	(3,744)

Net loans receivable	198,172	204,141
Real estate owned	494	602
Premises and equipment	8,049	7,887
Stock in Federal Home Loan Bank	7,189	6,948
Mortgage servicing rights	1,239	1,313
Investments in unconsolidated affiliates	1,588	1,592
Goodwill	564	564
Cash surrender value of life insurance	20,300	19,706
Other assets	5,106	6,633

Total assets	$434,046	$402,453

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$16,650	$19,039
Interest-bearing	319,170	326,705

Total deposits	335,820	345,744
Advances from Federal Home Loan Bank	50,769	9,630
Notes payable	350	600
Drafts payable	4,483	3,477
Advances by borrowers for taxes and insurance	243	89
Other liabilities	3,250	4,039

Total liabilities	394,915	363,579
Shareholders’ equity:
Preferred stock (5,000,000 shares authorized; none issued)	—	—
Common stock ($1.00 par value; authorized 15,000,000 shares; issued shares: 3,149,888 and 3,148,288, respectively)	3,150	3,148
Additional paid-in capital	524	506
Retained earnings	35,065	35,259
Accumulated other comprehensive income (loss)	392	(39)

Total shareholders’ equity	39,131	38,874

Total liabilities and shareholders’ equity	$434,046	$402,453

See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$3,123	$4,664	$9,595	$15,482
Interest on investment securities	1,305	793	3,621	2,150
Other interest and dividend income	138	179	424	604

Total interest income	4,566	5,636	13,640	18,236
Interest Expense:
Interest on deposits	1,551	2,300	4,573	7,980
Interest on FHLB advances and other borrowings	346	92	870	290

Total interest expense	1,897	2,392	5,443	8,270

Net interest income	2,669	3,244	8,197	9,966
Provision for Loan Losses	75	4,790	275	6,340

Net interest income after provision for loan losses	2,594	(1,546)	7,922	3,626
Other Income:
Net loan servicing fees	50	(101)	155	(193)
Other fees and service charges	395	361	1,058	1,040
Brokerage and insurance commissions	254	241	846	723
Net gain (loss) on investments in unconsolidated affiliates	(14)	3	16	2
Net gain on sale of branches	—	5,511	—	5,511
Gains on sales of loans and servicing rights	72	818	245	1,771
Gain on sale of investments	—	—	—	41
Increase in cash surrender value of life insurance	191	173	595	592
Other	30	25	85	47

Total other income	978	7,031	3,000	9,534
Other Expense:
Salaries and employee benefits	1,947	2,174	5,960	6,142
Net occupancy and equipment expense	395	424	1,175	1,240
Federal insurance premium	39	48	117	143
Data processing expense	156	153	418	396
Printing and office supplies	57	74	175	188
Amortization of intangible assets	—	8	—	25
Other	647	716	1,964	2,226

Total other expense	3,241	3,596	9,809	10,360

Income before income taxes	331	1,889	1,113	2,800
Income taxes	(81)	937	(205)	997

Net Income	$412	$952	$1,318	$1,803

Basic Earnings Per Share	$0.13	$0.30	$0.42	$0.57

Diluted Earnings Per Share	$0.13	$0.30	$0.42	$0.57

Dividends Declared Per Share	$0.16	$0.16	$0.48	$0.48

See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

2004
Balances, January 1	$38,874
Net income	1,318
Other comprehensive income	431

Comprehensive income	1,749
Exercise of stock options	20
Dividends declared	(1,512)

Balances, September 30	$39,131

See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating Activities
Net income	$1,318	$1,803
Items not requiring (providing) cash
Provision for losses on loans	275	6,340
Depreciation and amortization	1,067	1,154
Increase in cash surrender value	(594)	(592)
Mortgage loans originated for sale	(17,123)	(190,692)
Proceeds from sale of mortgage loans	17,727	193,650
Gains on sale of loans and servicing rights	(245)	(1,771)
Gain on sale of investments	—	(41)
Net gain on sale of branches	—	(5,511)
Increase (decrease) in drafts payable	1,006	(1,233)
Other adjustments	2,299	1,824

Net cash provided by operating activities	5,730	4,931

Investing Activities
Purchase of investment securities held to maturity	(64,132)	—
Purchase of investment securities available for sale	(6,625)	(104,103)
Proceeds from sale of investment securities available for sale	—	20,705
Proceeds from maturities/calls of securities held to maturity	16,617	—
Proceeds from maturities/calls of securities available for sale	18,499	33,577
Net change in loans	4,734	53,927
Net purchases of premises and equipment	(697)	(591)
Net cash paid on sale of branches	—	(19,751)
Purchase of Federal Home Loan Bank Stock	(241)	(105)
Other investing activities	963	301

Net cash used in investing activities	(30,882)	(16,040)

Financing Activities
Net change in demand and passbook deposits	503	35,778
Net change in certificates of deposit	(10,427)	(33,862)
Net change in short-term borrowings	20,000	—
Proceeds from borrowings	21,825	—
Net change in advances by borrowers for taxes and insurance	154	68
Repayment of borrowings	(936)	(952)
Exercise of stock options	20	8
Cash dividends paid	(1,512)	(1,511)

Net cash provided by (used in) financing activities	29,627	(471)

Change in Cash and Cash Equivalents	4,475	(11,580)
Cash and Cash Equivalents at Beginning of Year	14,549	45,696

Cash and Cash Equivalents at End of Year	$19,024	$34,116

Supplemental information:
Interest paid	$4,662	$7,523
Income taxes paid	—	1,503

See accompanying notes to consolidated condensed financial statements.

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Table dollar amounts in thousands, except share data)

NOTE A — BASIS OF PRESENTATION

     Ameriana Bancorp (“the Company”) is a bank holding company. Through its wholly owned subsidiary, Ameriana Bank and Trust (“the Bank”), the Company offers an extensive line of banking services and provides a range of investments and securities products through branches in the central Indiana area. Ameriana Bank and Trust also offers trust and investment management services. The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana, which offers a full line of credit, related insurance products. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AFS has a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AIMI manages the Bank’s investment portfolio. The Company maintains a website at www.ameriana.com.

     The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. A summary of the Company’s significant accounting policies is set forth in Note 1 of Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

NOTE B — SHAREHOLDERS’ EQUITY

     On August 30, 2004, the Board of Directors declared a quarterly cash dividend of $.16 per share. This dividend, totaling $504,000, was accrued for payment to shareholders of record on September 17, 2004, and was paid on October 1, 2004. Payment was made for 3,149,888 shares, compared to 3,148,988 the previous quarter. Stock options totaling 900 shares were exercised during the third quarter of 2004.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share: Income available to Common shareholders	$412	3,149,427	$0.13	$952	3,148,288	$0.30

Effect of dilutive stock options	—	24,374		—	5,355

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$412	3,173,801	$0.13	$952	3,153,643	$0.30

	(In thousands, except share data)
	Nine Months Ended September 30,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic Earnings per Share: Income available to Common shareholders	$1,318	3,148,969	$0.42	$1,803	3,148,122	$0.57

Effect of dilutive stock options	—	23,136		—	2,028

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,318	3,172,105	$0.42	$1,803	3,150,150	$0.57

At September 30, 2004, options to purchase 34,100 shares were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than or equal to the average market price of common shares.

NOTE D — STOCK BASED COMPENSATION

The Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	(In thousands, except share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$412	$952	$1,318	$1,803
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(9)	—	(87)	(7)

Pro forma net income	$403	$952	$1,231	$1,796

Earnings per share:
Basic — as reported	$0.13	$0.30	$0.42	$0.57
Basic — pro forma	0.13	0.30	0.39	0.57
Diluted — as reported	0.13	0.30	0.42	0.57
Diluted — pro forma	0.13	0.30	0.39	0.57

AMERIANA BANCORP AND SUBSIDIARIES

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

     As with most bank holding companies, the Company’s largest source of revenue has historically been net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”), and (ii) the relative amounts of interest–earning assets and interest-bearing liabilities. Levels of other income and operating expenses also significantly affect net income.

Significant Events in 2003

     Sale of Cincinnati Branches: On April 7, 2003, the Company announced that it had agreed to sell its two Cincinnati-area branches to Peoples Community Bancorp, Inc. (NASDAQ/NM: PCBI)(“PCBI”) of West Chester, Ohio. The two branches are located in Deer Park and Landen, Ohio. On September 30, 2003, the Company announced the completion of the sale of the two branches to PCBI. In connection with the sale, the Company recorded an after-tax gain of approximately $2,930,000 or $0.93 per diluted share in the third quarter 2003. The transaction included the Company’s real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Company conveyed $28,847,000 in loans, which consisted of most of the consumer and commercial loans at those branches as part of the transaction, as well as the branches’ savings deposits, but retained and will continue to service certain single family residential mortgages originated in those locations.

     Company Writes Off Troubled Lease Portfolio in 2003: On September 30, 2003 the Company charged-off the two troubled equipment leases (“lease pools”) originated by Commercial Money Center (“CMC”), a now bankrupt company. The Company recorded an after-tax loss of approximately $2,784,000 or $0.88 per diluted share. Prior to September 30, 2003, the Company had established reserves against these lease pools equal to approximately 58% of the $10,900,000 that remained outstanding. See “Recent Developments.”

Recent Developments

     Ameriana announced on November 12, 2004, that it has reached a tentative settlement in its litigation against the American Motorist Insurance Company (“AMICO”). That litigation pertains to the stream of lease payments Ameriana purchased from the now-bankrupt Commercial Money Center and the surety bonds issued by AMICO and RLI Insurance Co. to guarantee the income stream of those leases.

     Under the terms of the agreement, AMICO will pay $2.3 million into an escrow account in full settlement of the case. These funds will be held in escrow for a period of 90 days. If AMICO remains financially viable, the escrowed funds will be released to Ameriana at the end of that 90-day period and Ameriana will dismiss its case against AMICO.

     As previously reported, during 2001 Ameriana purchased two pools of equipment lease payment streams originated by Commercial Money Center (“CMC”) for approximately $12 million. Each lease in the pools was backed by a surety bond issued by either AMICO or RLI, guaranteeing payment of all amounts due under the leases in the event of default by the lessee. CMC subsequently declared bankruptcy, leaving an unpaid balance on the lease pools totaling $10.9 million, approximately 50% of which was guaranteed by AMICO. Both insurers later claimed they were defrauded by CMC and denied responsibility for the unpaid balance. Ameriana and other financial institutions participating in the lease pools thereupon initiated litigation against the sureties, and between December 31, 2002, and September 30, 2003, Ameriana first reserved and then wrote-off the entire unpaid balance.

     The Company’s litigation against the other surety bond issuer, RLI, continues. It is unlikely that the litigation will be resolved in 2004.

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

     Allowance for Loan Losses: The allowance for loan losses provides coverage for probable losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

     The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

     Mortgage Servicing Rights: Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

     Goodwill and Other Intangibles: The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

     The Cincinnati branches sold had approximately $890,000 recorded as goodwill and core deposit intangibles. The $890,000 was written-off and netted against the gain on the sale of the branches in the third quarter of 2003.

FINANCIAL CONDITION

     Assets totaled $434,046,000 at September 30, 2004, an increase of $31,593,000, or 7.9% from $402,453,000 at December 31, 2003. The increase was primarily due to a planned strategy to leverage the institution’s assets to improve earnings and return on equity. This was accomplished primarily through new Federal Home Loan Bank advances of $30.0 million in the first nine months of 2004.

     Cash and cash equivalents totaled $19,024,000 at September 30, 2004, an increase of $4,475,000 from $14,549,000 at December 31, 2003.

     Investment securities totaled $172,078,000 at September 30, 2004, an increase of $34,290,000 or 24.9% from $137,788,000 at December 31, 2003. The increase was funded with additional Federal Home Loan Bank advances and excess funds from a decline in the loan portfolio. The Company transferred the majority of its investment securities from available for sale to held to maturity in the first six months of 2004. The securities were transferred at fair value at the date of the transfer. The unrealized holding gain or loss at the date of the transfer will continue to be reported in “accumulated other comprehensive income (loss)”, a separate component of shareholders’ equity, but will be amortized over the remaining life of the security. Investments classified as available for sale are adjusted to fair value each month-end with the resulting after-tax unrealized gains or loss included in “accumulated other comprehensive income (loss)” included in equity. Investments classified as held to maturity are not adjusted to fair value each month.

     Loans receivable totaled $201,251,000 at September 30, 2004, a decline of $6,634,000 or 3.2% from $207,885,000 at December 31, 2003. Most of the decline was in residential mortgage loans. The Company continued to sell new fixed rate mortgages to minimize potential long-term interest rate risk associated with such long-term, low-interest loans.

     The deposit portfolio totaled $335,820,000 at September 30, 2004, a decrease of $9,924,000 or 2.9% from $345,744,000 at December 31, 2003. Non interest-bearing deposits decreased $2,389,000 while interest-bearing deposits declined $7,535,000.

     Advances from Federal Home Loan Bank totaled $50,769,000 at September 30, 2004, an increase of $41,4139,000 or 427.2% from $9,630,000 at December 31, 2003. The Company borrowed $20,000,000 in ten year putable FHLB advances for an average cost of 3.67% during the fourth quarter of 2003 and the first quarter of 2004. These advances may re-price to the three-month Libor rate should that index reach 8.00% during any quarterly period after two-years after the date the funds were borrowed. The three-month Libor was 2.01% at September 30, 2004. The remaining advances were for fixed-and variable-rate advances to fund security purchases and general liquidity needs.

     Equity totaled $39,131,000 at September 30, 2004, an increase of $257,000 or 0.7% from $38,874,000 at December 31, 2003. The increase was due to net income of $1,318,000, other comprehensive income of $431,000, and exercised stock options of $20,000, offset by cash dividends of $1,512,000.

     The Bank’s capital ratios are well in excess of minimum regulatory requirements. At September 30, 2004, the Bank had a tier 1 capital ratio of 8.97%, a tier 1 risk-based capital ratio of 14.83%, and a risk-based capital ratio of 16.02%.

     Historically, funds provided by operations, loan principal repayments and new deposits have been the Company’s principal sources of liquid funds. In addition, the Company has the ability to obtain funds through the sale of new mortgage loans and through borrowings from the FHLB system. The Company had outstanding commitments to originate loans of approximately $16,226,000 and $2,845,000 at September 30, 2004 and December 31, 2003. The commitments outstanding at September 30, 2004 were primarily for commercial real estate loans. In addition, the Company had $23,278,000 and $21,409,000 of conditional commitments for lines of credit receivables at September 30, 2004 and December 31, 2003. The Company also had $4,427,000 and $3,604,000 of letters of credit outstanding as of September 30, 2004 and December 31, 2003. Management believes that the Company’s liquidity and other sources of funds will be sufficient to fund all outstanding commitments and other cash needs. A portion of these commitments is for fixed-rate mortgage loans, which will be sold immediately into the secondary market.

RESULTS OF OPERATIONS

     Net income for the quarter ended September 30, 2004 totaled $412,000 or $0.13 per diluted share compared to net income of $952,000, or $0.30 per diluted share for the quarter ended September 30, 2003. Net interest income and gains on sale of loans and servicing rights were higher in the third quarter of 2003 compared to the third quarter of 2004. The third quarter of 2003 included a gain on the sale of Ohio branches and higher provision for loan loss expense resulting from the write off of two troubled lease pools.

     Net income for the nine months ended September 30, 2004 totaled $1,318,000 or $0.42 per diluted share compared to net income of $1,803,000, or $0.57 per diluted share for the nine months ended September 30, 2003. Net interest income and gains on sale of loans and servicing rights were higher for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004. The first nine months of 2003 included a gain on the sale of Ohio branches and higher provision for loan loss expense resulting from the write off of two troubled lease pools.

     The following table summarizes the Company’s average net interest-earning assets (which include non-accrual loans) and average interest-bearing liabilities with the accompanying average rates for the three and nine months ended September 30, 2004 and 2003. The yields/cost shown below were adjusted for the tax-equivalent benefit of non-taxable municipal securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in Thousands)
Average interest-earning assets	$380,447	$424,948	$376,186	$429,475
Average interest-bearing liabilities	$361,685	$395,797	$354,831	$396,598

Net interest-earning assets	$18,762	$29,151	$21,355	$32,877

Average yield on/cost of:
Interest-earning assets	4.86%	5.26%	4.92%	5.68%
Interest-bearing liabilities	2.08%	2.40%	2.04%	2.79%

Net interest spread	2.78%	2.86%	2.88%	2.89%

     The following table sets forth the impact of rate and volume changes on net interest income for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The yields shown below were adjusted for the tax-equivalent benefit of non-taxable municipal securities:

	(Dollars in Thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2004 vs 2003			2004 vs 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest-earning assets	$(590)	$(383)	$(973)	$(2,263)	$(2,085)	$(4,348)
Interest-bearing liabilities	(206)	(289)	(495)	(871)	(1,956)	(2,827)

Change in net interest income	$(384)	$(94)	$(478)	$(1,392)	$(129)	$(1,521)

     Net interest income for the quarter ended September 30, 2004 totaled $2,669,000, a decrease of $575,000, or 17.7% from $3,244,000 for the quarter ended September 30, 2003. Part of the decrease in net interest income was due to the increase in non-taxable interest income from the purchase of municipal securities. The tax equivalent adjustment reflected in the table above approximates $97,000 using a federal income tax rate of 34%. Average earning assets declined $44,501,000 to $380,447,000 in the third quarter of 2004 compared to $424,948,000 in the third quarter of 2003. The decline was due to the write-off of troubled leases and the sale of the Ohio branches, both of which took place in the third quarter of 2003. In addition, the mix of assets changed as earning asset balances shifted from higher yielding loans to lower-yielding investments. Average loan balances decreased by $81.7 million or 29.5% to $195.6 million. Lower yielding securities and short-term investment average balances increased by $37.2 million or 25.2% to $184.8 million. The net interest spread, which is the difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, decreased 8 basis points to 2.78% for the third quarter of 2004 compared to 2.86% in the third quarter of 2003. The change in the net interest spread was due to a decrease in yield of 40 basis points on average interest-earning assets offset by a 32 basis point reduction in the cost of average interest-bearing liabilities. The decreased yield and cost of funds resulted in a decrease of interest income offset by lower interest expense. The $973,000 decrease in tax-equivalent interest income on average interest-earning assets in the third quarter of 2004 was a combination of a decrease of $590,000 because of lower average balances and an decrease of $383,000 due to higher average rates. The decrease of $495,000 in cost of interest-bearing liabilities in the third quarter of 2004 was a combination of a decrease of $206,000 from lower average balances and a decrease of $289,000 from lower average rates. The lower average rates were the result of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market accounts, Super Now accounts, and lower borrowing cost. The net interest margin on interest-earning assets, which is net interest income as a percentage of average earning assets, decreased 15 basis points to 2.88% in the third quarter of 2004 from 3.03% in the third quarter of 2003.

     Net interest income decreased 17.8% or $1,769,000 in the nine months ended September 30, 2004 compared to the same period in 2003. Part of the decrease in net interest income was due to the increase in non-taxable interest income from the purchase of municipal securities. The tax equivalent adjustment reflected in the table above approximates $248,000 using a federal income tax rate of 34%. Average earning assets declined $53,289,000 to $376,186,000 in the nine months ended September 30, 2004 compared to $429,475,000 in the same period in 2003. The decline was due to the write-off of troubled leases and the sale of the Ohio branches, both of which took place in the third quarter of 2003. In addition, the mix of assets changed as earning asset balances shifted from higher yielding loans to lower-yielding investments. Average loan balances decreased by $117.8 million or 39.9% to $177.8 million. Lower yielding securities and short-term investment average balances increased by $64.5 million or 48.2% to $198.4 million. The net interest spread decreased 1 basis point to 2.88% for the nine months ended September 30, 2004 compared to 2.89% for the same period in 2003. The change in the net interest spread was due to a decrease in yield of 76 basis points on average interest-earning assets offset by a 75 basis point reduction in the cost of average interest-bearing liabilities. The decreased yield and cost of funds resulted in a decrease of interest income offset by lower interest expense. The $4,348,000 decrease in tax-equivalent interest income on average interest-earning assets in the nine months ended September 30, 2004 was a combination of a decrease of $2,263,000 because of lower average balances and an decrease of $2,085,000 due to lower average rates. The $2,085,000 decline because of lower average rates included a $220,000 correction for interest owed to FHLMC for loans sold from June 2002 to June 2004. The decrease of $2,827,000 in cost of interest-bearing liabilities in the first nine months of 2004 was a combination of a decrease of $871,000 from lower average balances and a decrease of $1,956,000 from lower average rates. The lower average rates were the result of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market account, Super Now accounts, and lower borrowing cost. The net interest margin on interest-earning assets decreased 11 basis points to 2.99% for the nine months ended September 30, 2004 from 3.10% for the same period in 2003.

The following table summarizes the Company’s non-performing assets at September 30, 2004 and December 31, 2003:

	Dollars in Thousands
	September 30,	December 31,
	2004	2003
Loans:
Non-accrual	$4,876	$8,383
Restructured Loans	354	473
Over 90 days delinquent and still accruing	594	74
Real estate owned	494	602

Total	$6,318	$9,532

     The Company’s non-performing assets decreased $3,214,000 in the nine months ended September 30, 2004. The decline was mainly in non-accrual loans. The non-accrual loans are mostly made up of commercial and commercial real-estate loans.

     The Bank has a number of real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of these loans totaled $2.1 million and $3.5 million as of September 30, 2004 and December 31, 2003.

     Net charge-offs (charge-offs less recoveries) were $178,000 and $10,945,000 for the third quarter of 2004 and 2003 respectively. Net charge-offs were $940,000 and $11,304,000 for the first nine months of 2004 and 2003 respectively. A charge-off in the first quarter of 2004 of a commercial real-estate loan for $509,000 made up most of the net charge-offs for the first nine months of 2004. The main reason for the large charge-offs for the third quarter of 2003 and the first nine months of 2003 was the $10,900,000 charge-off of the lease pools.

     Management believes the allowance for loan losses is adequate to absorb losses inherent in the portfolio based on information at September 30, 2004. The allowance for loan losses as a percentage of loans was 1.53% and 1.80% at September 30, 2004 and December 31, 2003, respectively. Provision expense was $75,000 and $4,790,000 for third quarter of 2004 and 2003 respectively. Provision expense was $275,000 and $6,340,000 for first nine months of 2004 and 2003 respectively. The provision in the current-year was lower than planned levels due to recoveries of earlier losses, a decline in the loan portfolio balance, and a decrease in non-performing assets. The Company set aside additional specific reserves in the second and third quarter of 2003 totaling $5,890,000 on two pools of commercial leases that were written off completely in the third quarter of 2003.

     The Company’s non-interest income was $978,000 and $7,031,000 in the third quarter of 2004 and 2003 respectively, for a decrease of $6,053,000 or 86.1%. The main causes of the decrease was due to the net gain on the sale of Ohio branches in 2003 and by lower gain on sale of loans and servicing rights in 2004. Net gain on sale of branches was $5,511,000 in the third quarter of 2003. Net loan servicing fees improved $151,000 to $50,000 in the third quarter of 2004 from a net expense of $101,000 in the same period in 2003. The improvement was due to a decline in mortgage loan refinancing in the third quarter of 2004 compared to the same period in 2003, which resulted in less write-offs of mortgage loan servicing rights remaining on the Company’s loans that were refinanced. Mortgage loan servicing rights is an asset that is created when mortgage loans are sold and the Company retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. Other fees and service charges improved $34,000 for the third quarter of 2004 compared to the third quarter of 2003. Brokerage and insurance commissions increased $13,000 or 5.4% to $254,000 in the third quarter of 2004 from $241,000 in the same period in 2003. Gain on sale of loans and servicing rights declined $746,000 to $72,000 in the third quarter of 2004 from $818,000 in the same period in 2003. The decline was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. The low interest rate environment in 2003 and 2002 kept the demand for mortgage loan refinancing at a high level. Due to the rate structure in early 2004 and the large volume of loans refinanced during 2003 and 2002, mortgage loans originated by the Company declined $45.6 million to $5.3 million from $50.9 million in the third quarter of 2004 and 2003, respectively.

     The Company’s non-interest income was $3,000,000 and $9,534,000 in the first nine months of 2004 and 2003 respectively, for a decrease of $6,534,000 or 68.5%. The main causes of the decrease was due to the net gain on the sale of Ohio branches in 2003 and by lower gain on sale of loans and servicing rights in 2004. Net loan servicing fees improved $348,000 to $155,000 for the first nine months of 2004 from a net expense of $193,000 in the same period in 2003. The improvement was due to a decline in mortgage loan refinancing in the first nine months of 2004 compared to the same period in 2003, which resulted in less write-offs of mortgage loan servicing rights remaining on the Company’s loans that were refinanced. Brokerage and insurance commissions increased $123,000 or 17.01% to $846,000 in the first nine months of 2004 from $723,000 in the same period in 2003. Gain on sale of loans and servicing rights declined $1,526,000 to $245,000 in the first nine months of 2004 from $1,771,000 in the same period in 2003. The decline was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. Mortgage loans originated by the Company declined $121.5 million to $29.4 million from $150.9 million in the first nine months of 2004 and 2003, respectively. Loss on sale of investments was zero in the first nine months of 2004 compared to $41,000 in the same period in 2003.

     Non-interest expense was $3,241,000 in the third quarter of 2004 and $3,596,000 in the third quarter of 2003, for a decrease of $355,000 or 9.9%. The largest component of the decline was attributable to salary and benefits expense, which made-up 60.1% of total non-interest expenses in the third quarter of 2004, compared to 60.5% in the third quarter of 2003. Salaries and employee benefits decreased $227,000 or 10.4% to $1,947,000 in the third quarter of 2004, compared to $2,174,000 in the third quarter of 2003. The decline was attributable to the closure of the Ohio branches offset by lower deferred loan expenses due to a decline in mortgage loan originations. Net occupancy and equipment expense decreased $29,000 or 6.8% to $395,000 in the third quarter of 2004, compared to $424,000 in the third quarter of 2003 primarily due to the closure of the Ohio branches. Federal insurance premium expense decreased $9,000 or 18.8% to $39,000 in the third quarter of 2004, compared to $48,000 in the third quarter of 2003. Federal insurance premiums are assessed on the Company’s deposit portfolio balance with the insurance rate based on the Federal Deposit Insurance Corporation’s risk classification of the Company. The Federal insurance premiums decreased due to the decline in the deposit portfolio. Printing and office supplies decreased $17,000 or 23.0% to $57,000 in the third quarter of 2004, compared to $74,000 in the third quarter of 2003.

     Non-interest expense was $9,809,000 and $10,360,000 in the first nine months of 2004 and 2003 respectively, for a decrease of $551,000 or 5.3%. Salaries and employee benefits made-up 60.8% of total non-interest expenses in the first nine months of 2004 compared to 59.3% for the first nine months of 2003. Salaries and employee benefits decreased $182,000 or 3.0% to $5,960,000 in the first nine months of 2004, compared to $6,142,000 for the same period in 2003. The decline was attributable to the closure of the Ohio branches offset by lower deferred loan expenses due to a decline in mortgage loan originations. Net occupancy and equipment expense decreased $65,000 or 5.2% to $1,175,000 in the first nine months of 2004, compared to $1,240,000 in the same period for 2003 primarily due to the closure of the Ohio branches. Federal insurance premium expense decreased $26,000 or 18.2% to $117,000 in the first nine months of 2004, compared to $143,000 for the same period in 2003. The Federal insurance premiums decreased due to the decline in the deposit portfolio. Data processing expense increased $22,000 or 5.6% to $418,000 in the first nine months of 2004, compared to $396,000 for the same period in

2003. Printing and office supplies decreased $13,000 or 6.9% to $175,000 in the first nine months of 2004, compared to $188,000 for the same period in 2003.

     Income taxes were a benefit of $81,000 in the third quarter of 2004 compared to an expense of $937,000 in the third quarter of 2003 for an overall reduction of $1,018,000. The reduction in taxes was due to a reduction in pretax income, higher nontaxable interest income from municipal securities and higher investment income from AIMI in 2004, which is exempt from state income tax. Income taxes were a benefit of $205,000 in the first nine months of 2004 compared to an expense of $997,000 in the same period in 2003 for an overall tax expense decrease of $1,202,000. The factors that affected this change are similar to the aforementioned factors for the quarter.

     The effective tax rates and the statutory tax rates differ primarily to tax credits, cash value of life insurance, nontaxable interest income, and a reduction in state tax expense.

Off-Balance Sheet Arrangements

     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

     For the nine months ended September 30, 2004, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

OTHER

The Securities and Exchange Commission (“SEC”) maintains reports, proxy information, statements and other information regarding registrants that file electronically with the SEC, including the Company. The address is (http://www.sec.gov).

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Asset/Liability Committee and the Board of Directors review the Company’s exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan and deposit, and market information to estimate the potential impact of interest rate increases and decreases on the earning assets and liabilities. The model tests the impact on net interest income under various interest rate scenarios by estimating the interest rate sensitivity position at each interest rate interval. The change in the net portfolio value (“NPV”) is also calculated at each interest rate interval. This tests the interest rate risk exposure from movements in interest rates by using interest sensitivity analysis to determine the change in the NPV of discounted cash flows from assets and liabilities.

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

     Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively, in prevailing interest rates as of September 30, 2004.

				NPV as Percent of
	Net Portfolio Value			Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
+200 bp*	$42,275	$(5,464)	(11.45)%	9.93%	(90) bp	*
Base or 0%	47,739			10.83
-100 bp*	49,144	1,405	2.94	10.99	16 bp	*

* basis points

     Presented below is the assessment of the risk of NPV in the event of sudden and sustained 200 and 100 basis point increases and decreases respectively in prevailing interest rates as of December 31, 2003.

				NPV as Percent of
	Net Portfolio Value			Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
+200 bp*	$41,094	$(2,751)	(6.27)	10.37%	(38) bp	*
Base or 0%	43,845	—	—	10.75	—
-100 bp*	44,538	693	1.58	10.77	3 bp	*

* basis points

     At September 30, 2004, an increase in interest rates of 200 basis points would have resulted in a decrease of 11.45% in the net portfolio value compared to a decrease of 6.27% at December 31, 2003. This change was primarily the result an increase in the duration of investment securities from 2.16 to 3.14 years. Duration is a measure of price or value sensitivity typically expressed in years. It is calculated by time-weighting the present value of an instrument’s cash flows.

ITEM 4 – CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

     The Bank is involved in a variety of litigation relating to its interests in the two pools of equipment leases originated by the Commercial Money Center, Inc. (“CMC”), a California based equipment-leasing Company that is now in bankruptcy.

     In June and September 2001, the Bank purchased the income streams from two separate pools of commercial leases totaling $12,003,000. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated at least “A” by Moody’s. The bonds guarantee payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Servicing Corporation, a Company, which has now filed bankruptcy.

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

     The Bank has reached a tentative settlement of its claim against American Motorists Insurance Company (AMICO)(one of the issuers of surety bonds). Under the terms of the agreement, AMICO will pay $2.3 million into an escrow account in full settlement of the case. These funds will be held in escrow for a period of 90 days. If AMICO remains financially viable, the escrowed funds will be released to Ameriana at the end of that 90-day period and Ameriana will dismiss its case against AMICO.

     The Company’s litigation against the other issuer, RLI, continues. It is unlikely that the litigation will be resolved in 2004.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended September 30,2004.

ITEM 3 — Defaults in Senior Securities

Not Applicable

ITEM 4 — Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5 — Other Information

Not Applicable

ITEM 6 — Exhibits

No. Description

Exhibit 31, Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32, Section 1350 Certifications

SIGNATURES

AMERIANA BANCORP AND SUBSIDIARIES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

DATE: November 15, 2004	/s/ Harry J. Bailey

Harry J. Bailey
President and
Chief Executive Officer
(Duly Authorized Representative)

DATE: November 15, 2004	/s/ Bradley L. Smith

Bradley L. Smith
Senior Vice President-Treasurer
(Principal Financial Officer
and Accounting Officer)