Form 10-K
period 2004-12-31
AMERIANA BANCORP
filed 2005-03-25
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission File Number: 0-18392

AMERIANA BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1782688
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2118 Bundy Avenue, New Castle, Indiana	47362-1048
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 529-2230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

common stock, par value $1.00 per share

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2004 was approximately $41 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 15, 2005, the registrant had 3,155,204 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

ii

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Business

General

The Company. Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (“BHCA”). The Company became the holding company for Ameriana Bank and Trust, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the “Bank”), in 1990. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (“FHLB”) System. Its deposits are insured to applicable limits by the Savings Association Insurance Fund (“SAIF”), administered by the Federal Deposit Insurance Corporation (“FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name. As a result of the conversion, the Bank became subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through nine other branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana. The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit-related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AIMI manages the Company’s investment portfolio.

The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family housing and commercial real estate. The Bank also makes home improvement loans and consumer loans and, through its subsidiaries, engages in insurance and brokerage activities. The Bank has a Business Services Division that provides specialized lending and other banking services for business customers. As a result of the Business Services Division, commercial real estate loan activity has increased during 2004, 2003 and 2002.

The Bank operates a Trust Department, which provides trust, investment and estate planning services. The principal sources of funds for the Bank’s lending activities include deposits received from the general public, funds borrowed from the FHLB, principal amortization and prepayment of loans. The Bank’s primary sources of income are interest and fees on loans and interest on investments. The Bank has from time to time purchased loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank.

Recent Developments. Ameriana announced on November 12, 2004, that it reached a tentative settlement in its litigation against the American Motorist Insurance Company (“AMICO”). That litigation pertains to the stream of lease payments Ameriana purchased from the now-bankrupt Commercial Money Center (“CMC”) for approximately $12 million and the surety bonds issued by AMICO and RLI Insurance Co. to guarantee the income stream of those leases. CMC subsequently declared bankruptcy, leaving an unpaid balance on the lease pools totaling $10.9 million, approximately 50% of which was guaranteed by AMICO. Ameriana first reserved and then charged-off the entire unpaid balance in 2002 and 2003.

Under the terms of the agreement, in November 2004, AMICO paid $2.3 million into an escrow account in full settlement of the case, where they were held pending that AMICO was financially viability at the end of a 90-day period. AMICO was financially viable at the end of that 90-day period and the funds were released from escrow to Ameriana in February 2005.

The Company’s litigation against the other issuer, RLI, continues. It is unlikely that the litigation will be resolved in 2005.

Regulatory Actions. During the second quarter of 2002, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies, require greater financial information from borrowers, establish a loan review program and certain other internal controls. For a more detailed discussion of the terms and conditions of the MOU, see “Regulation and Supervision – Regulation and Supervision of the Bank – Capital Requirements.”

Competition. The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, commercial banks and credit unions located in the Bank’s market area. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

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

The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future.

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, www.ameriana.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on the Company’s website should not be considered a part of this Form 10-K.

Lending Activities

General. The principal lending activity of the Bank has been the origination of conventional first mortgage loans secured by residential property, commercial real estate, equity lines of credit and consumer loans. The residential mortgage loans have been predominantly secured by single-family homes and have included construction loans.

The Bank may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of the Bank’s mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hendricks, Madison, Shelby, Delaware and Marion counties in the State of Indiana and in Hamilton, Butler, Clermont and Warren counties in the State of Ohio.

The following table sets forth information concerning the Bank’s aggregate loans by type of loan at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$76,222	37.76%	$76,033	36.12%	$84,974	26.72%	$61,678	16.91%	$35,615	8.57%
Residential loans	93,544	46.35	100,865	47.92	157,622	49.57	211,601	58.00	295,949	71.18
Construction loans	13,339	6.61	18,035	8.57	42,714	13.43	42,045	11.52	43,287	10.41
Commercial loans	14,334	7.10	7,672	3.64	19,192	6.03	18,536	5.08	8,764	2.11
Consumer loans:
Mobile home and auto loans	3,656	1.81	5,191	2.47	10,092	3.17	15,941	4.37	20,767	5.00
Loans secured by deposits	506	0.25	811	0.39	1,130	0.36	1,348	0.37	1,598	0.38
Home improvement loans	113	0.06	206	0.10	248	0.08	403	0.11	321	0.08
Other	129	0.06	1,661	0.79	2,043	0.64	13,294	3.64	9,431	2.27

Total	201,843	100.00%	210,474	100.00%	318,015	100.00%	364,846	100.00%	415,732	100.00%

Less:
Loans in process	1,966		2,271		4,401		12,725		16,724
Deferred loan fees	405		318		362		8		(143)
Loan loss reserve	3,128		3,744		8,666		1,730		1,489

Subtotal	5,499		6,333		13,429		14,463		18,070

Total	$196,344		$204,141		$304,586		$350,383		$397,662

The following table shows, at December 31, 2004, the Bank’s aggregate loans based on their contractual terms to maturity (mortgage-backed securities are not included). Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2005	2006 - 2009	2010 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$15,236	$11,826	$142,704	$169,766
Real estate construction	6,179	6,119	1,041	13,339
Other	6,339	11,937	462	18,738

Total	$27,754	$29,882	$144,207	$201,843

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2004, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$38,709	$115,821	$154,530
Real estate construction	5,808	1,352	7,160
Other loans	12,150	249	12,399

Total	$56,667	$117,422	$174,089

Residential Real Estate Lending. The Bank’s primary lending activities are the origination of loans on one-to four-family residential dwelling units. The Bank currently offers fixed-rate, first and second mortgage loans. The fixed-rate mortgage loans provide for a maturity of ten to thirty years, with the thirty-year loan bearing a slightly higher rate of interest. The terms of the first mortgage loans generally conform to the guidelines established by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and are, therefore, saleable in the secondary mortgage market. The Bank’s fixed-rate second mortgage loans provide for a maturity of up to 15 years and bear interest at a rate slightly higher than first mortgage loans. At the time the Bank makes a fixed-rate mortgage loan, it determines whether the loan will be held in portfolio or sold. Normally, the Bank sells fixed-rate loans and retains adjustable-rate loans. Once placed in portfolio, loans are not sold. Loans originated for sale are promptly sold in the secondary market. In 2004, the Bank originated $21.1 million in fixed-rate mortgage loans. During the same period, $21.5 million in fixed-rate mortgage loans were sold for a gain of $64,000. Mortgage loans held for sale are those loans that have been committed to be sold but have not closed as of the end of the year. These loans totaled $339,000 at December 31, 2004.

The Bank emphasizes the origination of adjustable-rate mortgages (“ARMs”) for portfolio. The Bank currently offers several types of ARMs either as first or a second mortgage loans that are adjustable semi-annually, annually, or on three-year, five-year or seven-year intervals and indexed to the yields on comparable United States Treasury securities.

The Bank limits the maximum loan-to-value ratio on one-to four-family residential first mortgages to 97% of the appraised value with the requirement that private mortgage insurance normally be obtained for loan-to-value ratios in excess of 80%. The Bank limits the loan-to-value ratio to 89.9% on second mortgages on one-to four-family dwellings.

The Bank’s residential lending activities also include loans secured by multi-family residential structures, which are structures consisting of over four separate dwelling units. At December 31, 2004, multi-family real estate loans totaled $19.5 million. Multi-family residential structures are generally income-producing properties. The Bank generally does not lend above 80% of the appraised values of multi-family residences on first mortgage loans.

Commercial Real Estate Lending. The Bank originates loans secured by existing commercial properties. Churches, nursing homes, hotels/motels, and other income-producing properties secure the Bank’s commercial real estate loans. The Bank’s Business Services Division operation makes direct commercial real estate loans and purchases loan participations from other financial institutions. These participations in commercial real estate loans are reviewed and approved based upon the same credit standards as direct commercial real estate loans at the Bank. The Bank’s commercial real estate loans range from $100,000 to $5.0 million. Substantially all of the commercial real estate loans originated and/or purchased by the Bank have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. To minimize the risks involved in originating such loans, the Bank considers, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security, the projected cash flows of the business, the borrower’s ability to service the debt and the quality of the organization managing the property.

Construction Lending. The Bank originates and/or purchases construction loans on single-family residential properties in its primary market areas. The loans are secured by real estate and most of the homes to be constructed are already subject to a sales contract at the time the construction loan is made. The Bank’s construction loans generally range in size between $100,000 and $500,000. Substantially all of the construction loans originated and/or purchased by the Bank have either adjustable interest rates with maturities of 30 years or less or are loans with fixed interest rates and maturities of ten years or less.

Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes since collateral value and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in its market area and by limiting the number of construction loans outstanding at any time to individual builders. In addition, most of the Bank’s construction loans are made on homes that are pre-sold, for which permanent financing is already arranged.

The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower’s equity in the project; independent appraisal and review of cost estimates; pre-construction sale and leasing information; and cash flow projections of the borrower.

Consumer Lending. The consumer loans granted by the Bank have included loans on automobiles and other consumer goods, loans secured by savings accounts and secured and unsecured lines of credit.

Management believes that the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining profitable spreads between average loan yields and costs of funds. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank has sought to reduce this risk by primarily granting secured consumer loans.

Commercial Business Lending. Under applicable law, the Bank is permitted to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit and engaging in inventory financing and commercial leasing activities. The Bank does not, as a common practice, make unsecured commercial loans. The total lease and commercial portfolio at December 31, 2004 was $14.3 million.

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $8.8 million of loans from brokers and other financial institutions through loan participations in 2004. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2004, the Bank was servicing $180.0 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2004 was $1.2 million.

Management believes that purchases of loans and loan participations are desirable when local mortgage demand is less than the local supply of funds available for mortgage originations or when loan terms available outside the Bank’s local lending areas are favorable to those available locally. Additionally, purchases of loans may be made to diversify the Bank’s lending portfolio. The Bank’s loan purchasing activities fluctuate significantly. The seller generally performs the servicing of purchased loans. To cover servicing costs, the service provider retains a portion of the interest being paid by the borrower. In addition to whole loan purchases, the Bank also purchases participation interests in loans. Both whole loans and participations are purchased on a yield basis.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.

Loan Underwriting. During the loan approval process, the Bank assesses both the borrower’s ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application that is submitted to a salaried loan officer. As part of the loan application process, the Bank obtains information concerning the income, financial condition, employment and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property that is offered to secure the loan.

The Bank’s loan officers and/or loan committee analyze the loan application and the property to be used as collateral and subsequently approve or deny the loan request. Individual salaried employees are authorized to approve loans up to their individual lending limits and loan parameters. A committee consisting of certain members of senior management must approve residential loans between $500,000 and $1,000,000, and commercial loans between $350,000 and $1,000,000. The Board of Directors approves all loans in excess of $1,000,000. In connection with the origination of single-family, residential adjustable-rate loans, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

Loan Commitments. Conventional loan commitments by the Bank are generally granted for periods of up to 60 days. The Bank had aggregate outstanding commitments at December 31, 2004 to originate approximately $2.1 million of residential mortgage loans and approximately $16.4 million of commercial loans. It has been the Bank’s experience that few commitments expire unfunded.

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

For additional information, see Note 4 to the “Consolidated Financial Statements” included under Item 8 of this Form 10-K.

Delinquencies. When a borrower defaults upon a required payment on a loan, the Bank contacts the borrower and attempts to induce the borrower to cure the default. A late payment notice is mailed to the borrower and a telephone contact is made after a payment is 15 days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing foreclosure action.

Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless it is adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are applied to the outstanding principal balance.

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

The following table sets forth information with respect to the Company’s aggregate non-performing assets at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real Estate:
Residential	$1,083	$1,691	$3,281	$818	$720
Commercial	3,032	3,390	2,269	1,348	36
Construction	1,604	3,217	—	—	—
Commercial	10	85	12,500	—	8
Consumer	7	—	257	12	37

Total	5,736	8,383	18,307	2,178	801

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	143	74	103	268	576
Commercial	—	—	28	—	—
Construction	—	—	—	—	158
Commercial	—	—	—	—	—
Consumer	1	—	4	127	13

Total	144	74	135	395	747

Total of non-accrual and 90 days past due loans	$5,880	$8,457	$18,442	$2,573	$1,548

Percentage of total loans	2.95%	4.07%	5.89%	0.74%	0.39%

Other non-performing assets (1)	$572	$623	$525	$606	$125

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s non-performing assets decreased $2.6 million for the year ended December 31, 2004. The decline was mainly from the workout of loans to a builder/developer group included in the 2004 and 2003 non-accrual construction loan totals. The Bank has real estate development/lot loans and single family residential loans on existing properties with a builder/developer group, and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy and is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of these loans totaled $1.8 million and $3.5 million as of December 31, 2004 and 2003, respectively.

During 2004, the Bank would have recorded gross interest income of $317,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Bank recorded interest income of $65,000 on those loans for the year.

For additional information regarding the Bank’s problem assets and loss provisions recorded thereon, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Reserves for Losses on Loans and Real Estate

In making loans, management recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

It is management’s policy to maintain reserves for estimated losses on loans. The Bank’s personnel provide general loan loss reserves based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2004, the Bank’s allowance for loan losses amounted to $3.1 million.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank’s loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at Beginning of Period	$3,744	$8,666	$1,730	$1,489	$1,534

Charge-Offs:
Real Estate:
Residential	208	182	202	29	30
Commercial	674	68	—	—	206
Construction	20	—	24	—	—
Commercial business	16	10,902	—	—	252
Consumer	216	242	162	117	—

	1,134	11,394	388	146	488

Recoveries:
Real Estate:
Residential	—	1	—	12	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	3
Consumer	126	31	24	15	23

	126	32	24	27	26

Net Charge-Offs	(1,008)	(11,362)	(364)	(119)	(462)
Provision for Loan Losses	392	6,440	7,300	360	417

Balance at End of Period	$3,128	$3,744	$8,666	$1,730	$1,489

Ratio of Net Charge-Offs to Average Loans Outstanding During the Period	0.52%	4.25%	0.11%	0.03%	0.12%

Allowance for Loan Losses to Loans	1.57%	1.80%	2.77%	0.49%	0.37%

The provision for loan losses in 2004 decreased to $392,000 from $6.4 million from the prior year. The provision expense for both 2003 and 2002 was significantly higher than other periods primarily due to the increase in non-accrual loans in 2003 and 2002 and increased charge-offs in 2003. The two lease pools purchased from CMC totaling $10.9 million had 50% reserves at year-end 2002 due to an expected lengthy litigation process, and the remaining 50% was charged off in 2003 due to continuing uncertainty surrounding the prospects for eventual recovery from the sureties (see Item 3 — “Legal Proceedings”). The loans to the builder/developer group and its related parties had reserves of $261,000, $831,000, and $895,000 at December 31, 2004, 2003 and 2002, respectively. The remaining reserves were necessary to reflect management’s view on the risk in the loan portfolio due to the change in the portfolio mix and other problem loans. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans — Credit Quality.”

Net charge-offs for the year ended December 31, 2004 decreased $10.4 million from 2003 due primarily to the 2003 write-off of $10.9 million related to the lease pools. Net charge-offs for the year ended December 31, 2003 increased $11.0 million from 2002. The increase in commercial real estate charge-offs was due primarily to the charge-off of one loan totaling $509,000.

The following table sets forth a breakdown of the Company’s aggregate allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loans:
Real Estate Mortgage:
Commercial	$2,013	37.76%	$1,686	36.12%	$1,414	26.72%
Residential	462	46.35	620	47.92	772	49.57
Construction	247	6.61	1,095	8.57	539	13.43
Commercial	319	7.10	192	3.64	5,618	6.03
Consumer	87	2.18	151	3.75	323	4.25

Total Allowance for Loan Losses	$3,128	100.00%	$3,744	100.00%	$8,666	100.00%

	At December 31,
	2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loans:
Real Estate Mortgage:
Commercial	$617	16.91%	$76	8.57%
Residential	417	58.00	635	71.18
Construction	90	11.52	93	10.41
Commercial	185	5.08	8	2.11
Consumer	421	8.49	677	7.73

Total Allowance for Loan Losses	$1,730	100.00%	$1,489	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 30.4% of the Bank’s total interest income (and dividends) for fiscal 2004. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

As an Indiana savings bank, the Bank is authorized to invest without limitation in direct or indirect obligations of the United States, direct obligations of a United States territory, an insular possession and direct obligations of the state or a municipal corporation or taxing district in Indiana. The Bank is also permitted to invest in bonds or other securities of a national mortgage association and the stock and obligations of a Federal Home Loan Bank. Indiana savings banks may also invest in collateralized mortgage obligations to the same extent as national banks. An Indiana savings bank may also purchase for its own account other investment securities under such limits as the Department of Financial Institutions prescribes by rule, provided that the savings bank may not invest more than 10% of its equity capital in the investment securities of any one issuer. An Indiana savings bank may not invest in speculative bonds, notes or other indebtedness that are defined as securities and that are rated below the first four rating categories by a generally recognized rating service, or are in default. An Indiana savings bank may purchase an unrated security if it obtains financial information adequate to document the investment quality of the security.

The Bank’s investment portfolio consists primarily of obligations issued by federal agencies such as Fannie Mae, the FHLB and the FFCB System, mortgage-backed securities issued by Ginnie Mae and Freddie Mac. The Bank has also invested in trust-preferred securities, municipal securities, mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2004, the Bank owned securities issued by Shay Financial Services, Inc. with a book value of $11.0 million and a market value of $10.7 million. The Bank did not own any other security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2004.

The following table sets forth the carrying value of the Bank’s investments in federal agency obligations and mortgage-backed securities, collaterized mortgage obligations and other investments at the dates indicated.

	Held to Maturity		Available For Sale
	At December 31,
	2004	2003	2004	2003
	(In thousands)
Federal agencies	$92,255	—	—	$78,423
Mortgage-backed securities and collateral mortgage obligations	44,065	—	—	36,501
Mutual funds	—	—	$12,032	11,796
Municipal securities	20,362	—	—	9,424
Trust preferred securities	1,640	—	—	1,644

Total investments	$158,322	—	$12,032	$137,788

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2004. The Bank’s federal agencies investment portfolio consists of obligations issued by Freddie Mac, FHLB, and the FFCB System.

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Federal agencies	—	—	$92,255	2.75%	—	—	—	—	$92,255	2.75%
Municipal securities (1)	—	—	—	—	$14,025	5.32%	$6,337	5.35%	20,362	5.33
Mutual funds	$12,032	3.41%	—	—	—	—	—	—	12,032	3.41
Trust preferred securities	—	—	—	—	—	—	$1,640	8.86	1,640	8.86

(1)	Presented on a tax equivalent basis using a tax rate of 34%

The Bank’s mortgage-backed securities include both fixed and adjustable-rate securities. At December 31, 2004, the Bank’s mortgage-backed securities consisted of the following:

	Carrying Amount	Average Rate
	(Dollars in thousands)
Variable-rate:
Repricing in one year or less	$4,729	4.72%
Repricing in one to five years	4,964	4.31
Repricing in five to ten years	9,724	4.10
Fixed-rate:
Maturing in five years or less	13,335	2.88
Maturing in five to ten years	4,695	4.28
Maturing in more than ten years	6,618	6.13

Total	$44,065	4.15

Sources of Funds

General. Savings accounts and other types of deposits have traditionally been an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

Deposits. The Bank attracts both short-term and long-term deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Bank offers regular savings accounts, NOW accounts, money market accounts, fixed interest rate certificates with varying maturities and negotiated rate jumbo certificates with various maturities. The Bank also offers tax-deferred individual retirement, Keogh retirement and simplified employer plan retirement accounts.

As of December 31, 2004, approximately 50.0%, or $172.0 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

	Balance at December 31, 2004		Increase (Decrease) From Prior Year	Balance at December 31, 2003		Increase (Decrease) From Prior Year	Balance at December 31, 2002
	(Dollars in thousands)
Savings deposits	$27,496	7.99%	$(3,062)	$30,558	8.48%	$(3,342)	$33,990	8.45%
NOW accounts	54,123	15.73	10,961	43,162	12.48	3,818	39,344	9.78
Super NOW accounts	59,490	17.29	22,945	36,545	10.57	36,545	—	—
Money market deposit accounts	30,843	8.96	(17,395)	48,238	13.95	(12,889)	61,127	15.20
Certificate accounts:
Certificates $100,000 and more	27,543	8.01	331	27,212	7.87	(18,298)	45,510	11.32
Fixed-rate certificates:
12 months or less	81,793	23.77	31,956	49,837	14.42	(16,493)	66,330	16.49
13-24 months	26,719	7.77	(15,986)	42,705	12.35	(16,107)	58,812	14.62
25-36 months	15,262	4.44	1,034	14,228	4.12	7,036	7,192	1.79
37 months or greater	19,292	5.61	(31,848)	51,140	14.79	(36,465)	87,605	21.78
Variable-rate certificates:
18 months	1,486	0.43	(633)	2,119	0.61	(158)	2,277	0.57

	$344,047	100.00%	$(1,697)	$345,744	100.00%	$(56,443)	$402,187	100.00%

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products to the customer. They include noninterest-bearing and interest-bearing NOW accounts, interest-bearing Super NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years. In September of 2003, the Bank sold its Cincinnati branch locations. This sale included $38.3 million in certificates of deposits and $17.3 million in checking, savings and money market deposit accounts. The Bank introduced a Super NOW account in 2003 that had a portfolio balance of $59.5 million at December 31, 2004. The new product paid tiered premium money market rates with unlimited check writing privileges.

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2004, 2003 and 2002 are calculated from actual daily balances.

	For the Year Ended December 31,
	2004		2003		2002
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Interest-bearing demand deposits	$116,507	1.42%	$103,179	1.47%	$78,490	2.01%

Savings deposits	29,796	0.27	33,951	0.69	34,003	1.16
Time deposits	179,053	2.55	236,887	3.34	284,259	4.48

Total interest bearing deposits	325,356	1.94%	374,017	2.58%	396,752	3.71%

Non-interest-bearing demand and savings deposits	21,704		22,439		19,448

Total deposits	$347,060		$396,456		$416,200

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
Less than 2.00%	$60,372	$77,121	$24,693
2.00% - 3.99%	79,172	75,293	129,697
4.00% - 5.99%	31,696	33,448	52,644
6.00% - 7.99%	855	1,379	60,692

	$172,095	$187,241	$267,726

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2004.

	Amount Due
Rate	Less Than One Year	1-2 Years	2-3 Years	More Than 3 Years	Total
	(In thousands)
Less than 2.00%	$57,413	$2,959	$—	$—	$60,372
2.00% - 3.99%	28,101	20,853	12,099	18,119	79,172
4.00% - 5.99%	12,098	8,462	6,801	4,336	31,697
6.00% - 7.99%	762	48	—	44	854

	$98,374	$32,322	$18,900	$22,499	$172,095

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2004.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$3,279
Over three through six months	4,762
Over six through twelve months	7,603
Over twelve months	11,899

Total	$27,543

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2004, the Bank had $40.0 million of FHLB advances outstanding.

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

The Company had a note payable to a third party financial institution, which had a balance of $350,000 and an interest rate of 3.75% at December 31, 2004. The proceeds of such note were used to finance stock repurchases during 1999.

The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

	At or for the Year Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$40,040	$9,630	$5,592

Weighted average rate paid on:
FHLB advances	3.70%	5.38%	6.83%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$50,769	$9,698	$75,105

Approximate average amounts outstanding:
FHLB advances	$32,672	$5,829	$43,813

Approximate weighted average rate paid on:
FHLB advances	3.81%	6.57%	6.39%

Average Balance Sheet

The following table sets forth certain information relating to the Company’s aggregate average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from short-term investments and other interest-earning assets for 2004 increased by $344,000 from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2004, 2003 and 2002 are calculated from actual daily balances.

	For the Year Ended December 31,
	2004			2003			2002
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$194,826	$12,760	6.55%	$267,119	$19,241	7.20%	$342,240	$24,473	7.15%
Mortgage-backed securities	39,583	1,471	3.72	34,187	1,109	3.24	56,644	3,196	5.64
Short-term investments and other interest-earning assets (1)	142,021	4,444	3.13	101,941	2,746	2.69	74,610	2,304	3.09

Total interest-earning assets	376,430	18,675	4.96	403,247	23,096	5.73	473,494	29,973	6.33
Noninterest-earning assets	47,988			49,247			40,566

Total assets	$424,418			$452,494			$514,060

Interest-bearing liabilities:
Deposits	$325,356	6,305	1.94	$374,017	$9,656	2.58	$396,752	$14,712	3.71
FHLB advances	32,643	1,247	3.82	5,829	383	6.57	43,813	2,798	6.39
Notes payable	388	14	3.61	683	27	3.95	841	31	3.69

Total interest-bearing liabilities	358,387	7,566	2.11	380,529	10,066	2.65	441,406	17,541	3.97

Noninterest-bearing liabilities	27,370			32,967			30,621

Total liabilities	385,757			413,496			472,027
Shareholders’ equity	38,661			38,998			42,033

Total liabilities and shareholders’ equity	$424,418			$452,494			$514,060

Net interest income		$11,109			$13,030			$12,432

Interest rate spread			2.85%			3.08%			2.36%

Net tax equivalent yield on interest-earning assets			2.95%			3.23%			2.63%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.03%			105.97%			107.27%

(1)	Includes interest-bearing deposits in other financial institutions, investment securities and FHLB stock. Presented on a tax equivalent basis using a tax rate of 34%.

Trust Activities

During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services Division. Trust services consist of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRAs (discretionary and directed) and estates (personal representative). These accounts are offered to customers within the Bank’s service areas in Indiana. Trust account balances of $75,000 and more can profitably be managed by the Bank. At December 31, 2004, the Bank had $14.6 million in trust assets under management.

Subsidiary Activities

The Company’s only wholly-owned direct subsidiary is the Bank. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has three direct wholly-owned subsidiaries: AFS, AIS and AIMI. At December 31, 2004, the Bank’s investments in its subsidiaries were approximately $137.0 million, consisting of direct equity investments.

Indiana savings banks may acquire or establish subsidiaries that engage in activities permitted to be performed by the savings bank itself, or permitted to operating subsidiaries of national banks. Under FDIC regulations, a subsidiary of a state bank may not engage as principal in any activity that is not of a type permissible for a subsidiary of a national bank unless the FDIC determines that the activity does not impose a significant risk to the affected insurance fund.

REGULATION AND SUPERVISION

The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future.

Regulation and Supervision of the Company

General. The Company is a public company registered with the Securities and Exchange Commission (the “SEC”), whose common stock trades on the Nasdaq Stock Market, Inc. (“Nasdaq”) and is a bank holding company subject to regulation by the Federal Reserve Board under the BHCA. As a result, the activities of the Company are subject to certain requirements and limitations, which are described below. As a public reporting company, the Company is required to file annual, quarterly and current reports with the SEC. As a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation and Supervision of the Bank — Prompt Corrective Regulatory Action.”

Stock Repurchases. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” “well-managed” and are not the subject of any unresolved supervisory issues.

Sarbanes-Oxley Act of 2002 and Related Regulations. The Sarbanes-Oxley Act of 2002 (“SOX”) contains provisions addressing corporate and accounting fraud which both amended the Securities Exchange Act of 1934, as amended (the “Act”) and directed the SEC to promulgate rules. SOX provided for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), to enforce auditing, quality control and independence standards for firms that audit public reporting companies and will be funded by fees from all public reporting companies. It is unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit a public reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. SOX also increases the oversight and authority of audit committees of publicly traded companies. SOX imposed higher standards for auditor independence and restricts provisions of consulting services by auditing firms to companies they audit.

Due to SOX, longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors.

Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

Acquisitions. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior Federal Reserve Board approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the Federal Reserve Board considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being well-capitalized and well managed, to opt to become a “financial holding company,” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

Under the Change in Bank Control Act of 1978 (the “CBCA”), a 60-day prior written notice must be submitted to the Federal Reserve Board if any person (including a company), or any group acting in concert, seeks to acquire 10% of any class of the Company’s outstanding voting securities, unless the Federal Reserve Board determines that such acquisition will not result in a change of control of the bank. Under the CBCA, the Federal Reserve Board has 60 days within which to act on such notice taking into consideration certain factors, including the financial and managerial resources of the proposed acquiror, the convenience and needs of the community served by the bank and the antitrust effects of an acquisition.

Under the BHCA, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain “control” of the Company within the meaning of the BHCA. Control for BHCA purposes generally is defined to mean the ownership or power to vote 25 percent or more of any class of the Company’s voting securities or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the Federal Reserve Board’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock.

Under Indiana banking law, prior approval of the Indiana Department of Financial Institutions is also required before any person may acquire control of an Indiana stock savings bank, bank or bank holding company. The Department will issue a notice approving the transaction if it determines that the persons proposing to acquire the savings bank, bank or bank holding company are qualified in character, experience and financial responsibility, and the transaction does not jeopardize the interests of the public.

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “— Regulation and Supervision of the Bank — Capital Requirements.”

Regulation and Supervision of the Bank

General. The Bank is subject to extensive regulation by the Indiana Department of Financial Institutions and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Indiana Department of Financial Institutions and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Indiana Department of Financial Institutions and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere in this Form 10-K.

Capital Requirements. Under FDIC regulations, state chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

At December 31, 2004, the Bank’s ratio of Tier 1 capital to total assets was 8.53%, its ratio of Tier 1 capital to risk-weighted assets was 14.17% and its ratio of total risk-based capital to risk-weighted assets was 15.37%.

During the second quarter of 2002, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank’s profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in the most recent examination report by the FDIC and the Indiana Department of Financial Institutions. While the MOU is in effect, the Bank must maintain Tier 1 capital at or above 7% of assets.

The Company’s Board of Directors have adopted resolutions providing that the Company will not cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter, that the Company will not incur additional debt without prior Federal Reserve Board approval, and that the Company will not purchase any treasury stock. The resolutions remain in effect until the MOU is lifted.

The Company believes that the Company and the Bank have taken all actions specified in the MOU and Board resolutions within the timeframes specified. The Company does not believe the MOU or Board resolutions will materially affect the operations of the Company or the Bank. A failure to comply with either the MOU or resolutions could lead to the initiation of formal enforcement action by the FDIC, the Indiana Department of Financial Institutions and the Federal Reserve Board.

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. The Company’s Board of Directors have also resolved not to cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2004, the shareholder’s equity of the Bank was $38.8 million. The MOU requires approval by the Indiana Department of Financial Institutions to pay dividends to the Company.

Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Federal and State Taxation.”

Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. For additional information about dividend limitations see Note 15 in the Consolidated Financial Statements.

Deposit Insurance. The Bank is required to pay assessments to the FDIC for insurance of its deposits by the SAIF based on a percentage of the Bank’s insured deposits. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF. In the event that the SAIF should fail to meet its statutory reserve ratio, the FDIC would be required to set semi-annual assessment rates for SAIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio within 15 years.

The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups — well capitalized, adequately capitalized or undercapitalized — using the same percentage criteria as in the prompt corrective action regulations. See “— Prompt Corrective Regulatory Action” below. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund.

The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. At December 31, 2004, the Bank is considered well-capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to finance takeovers of insolvent thrifts.

Prompt Corrective Regulatory Action. The federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. At their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution’s ratio of tangible capital to total assets falls below the “critically undercapitalized level” established by law, i.e., a ratio of tangible equity to total assets of 2% or less, the institution will be subject to conservatorship or receivership within specified time periods. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangible assets other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.

Under the implementing regulations, the federal banking regulators generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

*	3.0% if institution has a composite 1 CAMELS rating.

The FDIC may reclassify a well-capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

Safety and Soundness Guidelines. Each federal banking agency was required to establish safety and soundness standards for the depository institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all the standards adopted in the interagency guidelines.

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts over $7.0 million up to $47.6 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2004, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2004, the Bank held stock in the FHLB of Indianapolis in the amount $6.3 million and was in compliance with the above requirement.

The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2004, the Bank held stock in the FHLB of Cincinnati in the amount of $1.0 million and was in compliance with requirements of membership.

Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state nonmember bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the Bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the Board of Directors of the Bank with any “interested” director not participating in the voting. State nonmember banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

Transactions with Affiliates. A state nonmember bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates, a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a nonaffiliate. Certain covered transactions must meet prescribed collateralization requirements. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Indiana Banking Law

Branching. An Indiana savings bank is entitled to establish one or more branches de novo or by acquisition in any location or locations in Indiana. The savings bank is required to file an application with the Department of Financial Institutions. Approval of the application is contingent upon the Department’s determination that after the establishment of the branch, the savings bank will have adequate capital, sound management and adequate future earnings. An application to branch must also be approved by the FDIC.

Lending Limits. Indiana savings banks are not subject to percentage of asset or capital limits on their commercial, consumer and non-residential mortgage lending, and accordingly, have more flexibility in structuring their portfolios than federally chartered savings banks. Indiana law provides that a savings bank may not make a loan or extend credit to a borrower or group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional 10% of capital and surplus may be lent if secured by specified readily marketable collateral.

Other Activities. The Bank is authorized to engage in a variety of agency and fiduciary activities including acting as executors of an estate, transfer agent and in other fiduciary capacities. On approval from the Department of Financial Institutions, the Bank would be permitted to exercise any right granted to national banks.

Federal and State Taxation

Federal Taxation. The Company and its subsidiaries file a consolidated federal income tax return on a calendar year end. Saving banks are subject to the provisions of the Internal Revenue Code of 1986 (the “Code”) in the same general manner as other corporations. However, institutions, such as the Bank, which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve.

The Company’s federal income tax returns have not been audited in the past five years.

State Taxation. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as the Bank. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of apportioned adjusted taxable income.

The Company’s state income tax returns have not been audited in the past five years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2004	Principal Position
Harry J. Bailey	62	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	54	Executive Vice President and Chief Operating Officer of the Bank and the Company

Bradley L. Smith	44	Senior Vice President - Treasurer and Chief Financial Officer of the Bank and the Company

Nancy A. Rogers	62	Senior Vice President - Marketing Services of the Bank and Secretary of the Bank and the Company

Ted R. Girton	43	Senior Vice President – Credit Administration

Grover F. Archer	64	Senior Vice President – Retail Banking of the Bank

Deborah A. Bell	52	Senior Vice President - Information Technology of the Bank

Ronald M. Holloway	55	Senior Vice President - Lending Services of the Bank

Jan F. Wright	61	Senior Vice President - Business Services of the Bank

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

Mr. Bailey informed the Board of Directors of his desire to retire as President and Chief Executive Officer of the Bank and the Company in 2005. The Board has hired an executive search firm to assist the Board of Directors with locating a replacement. The Board will consider outside candidates as well as members of management. The Board has not set a timetable to replace Mr. Bailey and Mr. Bailey has agreed to remain in office until a replacement has been found. It is anticipated that Mr. Bailey will remain a consultant to the Company and the Bank for three years after his retirement to assist new the president and chief executive officer in the transition process.

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

Bradley L. Smith joined the Bank as Senior Vice President-Treasurer and Chief Financial Officer of the Bank and Company on April 10, 2002. He is a graduate of the University of Kentucky and is a Certified Public Accountant. Mr. Smith is a member of the American Institute of Certified Public Accountants and the Indiana CPA Society. Prior to joining the Bank, he was the Executive Vice President of Finance Center Federal Credit Union in Indianapolis, where he had been employed since 1992.

Nancy A. Rogers was elected as Senior Vice President - Marketing Services in March 1995 and was also appointed Secretary of the Company and the Bank in 1998. She has been employed at the Bank since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

Ted R. Girton was elected as Senior Vice President – Credit Administration of the Bank in June 2002. Prior to joining the Bank, he was Vice President and Head of Credit Administration for the Commercial Lending Unit at Union Federal Bank in Indianapolis.

Grover F. Archer joined the Bank as Senior Vice President – Retail Banking in January 1999. Prior to joining the Bank, he held the position of Area President for one year, as Regional Administrative Manager for six years and Senior Vice President and Director of Retail Banking for six years at National City Bank of Indiana and its predecessor in Anderson, Indiana. Prior to that time Mr. Archer was in senior management positions with Indiana Lawrence Bank in North Manchester, Indiana for 16 years.

Deborah A. Bell was elected as Senior Vice President - Information Technology in May 1998. She has been employed at the Bank since 1976 and most recently served as Vice President and Director of Data Processing since 1991, after serving in that department since July 1985.

Ronald M. Holloway has been employed by the Bank since 1973 and was elected Senior Vice President and Chief Lending Officer in December 1995. Mr. Holloway previously was responsible for the Bank’s loan servicing department.

Jan F. Wright was elected as Senior Vice President - Business Services at the Bank in January 1998 and prior to that served as Senior Vice President - Branch Operations since March 1995. He previously held the position of Vice President and Director of Loan Origination and Processing and has been employed by the Bank since 1972.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2004, and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased	Square Feet
	(Dollar amounts in thousands)
Main Office:
2118 Bundy Avenue New Castle, Indiana	1958	$1,658	$395	Owned	20,500

Branch Offices:
1311 Broad Street New Castle, Indiana	1890	1,128	295	Owned	18,000

956 North Beechwood Street Middletown, Indiana	1971	322	56	Owned	5,500

22 North Jefferson Street Knightstown, Indiana	1979	400	159	Owned	3,400

1810 North State Street Greenfield, Indiana	1995	1,207	958	Owned	5,800

99 Dan Jones Road Avon, Indiana	1995	1,558	1,282	Owned	12,600

1724 East 53rd Street Anderson, Indiana	1993	734	638	Owned	4,900

488 West Main Street Morristown, Indiana	1998	353	296	Owned	2,600

7435 West U.S. 52 New Palestine, Indiana	1999	944	806	Owned	3,300

6653 West Broadway McCordsville, Indiana	2004	1,136	1,130	Owned	3,400

Ameriana Insurance Agency, Inc. and Trust Department of the Bank
1908 Bundy Avenue New Castle, Indiana	1999	384	342	Owned	5,000

Total		$9,824	$6,357

The Bank purchased land in 2003 for future bank use. The total investment for the land was $236,000. The value of the land is not included in the table above.

Item 3. Legal Proceedings

The Bank is involved in litigation relating to its interests in the two pools of equipment leases originated by the Commercial Money Center, Inc. (“CMC”), a California based equipment-leasing Company that is now in bankruptcy.

In June and September 2001, the Bank purchased the income streams from two separate pools of commercial leases totaling $12,003,000. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated at least “A” by Moody’s. The bonds guaranteed payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Servicing Corporation, a Company which has now filed for bankruptcy.

When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by CMC, the Company that sold the lease pools. Both were now denying responsibility for payment. CMC also filed for bankruptcy protection. The Bank believes the surety bonds are enforceable against the insurers. The unpaid balance for the pools was $10,900,000, of which approximately 50% was guaranteed by American Motorists Insurance Company (“AMICO”), and approximately 50% was guaranteed by RLI Insurance Company (“RLI”).

Many other financial institutions have purchased lease pools from CMC. All of the lease pools are in default and in litigation. The Panel on Multidistrict Litigation has taken control of the many actions and assigned them to the U.S. District Court for the Northern District of Ohio, Eastern Division. The actions have been consolidated for the purpose of discovery and other pretrial proceedings.

The Bank has reached a settlement of its claim against AMICO under which AMICO paid $2.3 million to the Company in full settlement of the case. See Item 1 – “Recent Developments.”

The Company’s litigation against the other issuer, RLI, continues. It is unlikely that the litigation will be resolved in 2005.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $1.00 per share, is traded on the Nasdaq National Market under the symbol “ASBI.” On March 11, 2005, there were 573 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 1987. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See Note 12 to the “Consolidated Financial Statements” included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq National Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2004			2003
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared
March 31	$17.00	$14.50	$0.16	$12.99	$11.36	$0.16
June 30	17.28	14.56	0.16	14.56	11.96	0.16
September 30	17.15	14.30	0.16	15.56	13.13	0.16
December 31	16.50	14.50	0.16	16.00	14.50	0.16

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

	(Dollars in thousands, except per share data) At December 31,
Summary of Financial Condition	2004	2003	2002	2001	2000
Cash	$8,645	$9,275	$7,481	$7,518	$14,609
Investment securities	170,354	137,788	58,155	140,629	99,707
Loans net of allowances for loan losses	196,344	204,141	304,586	350,383	397,662
Interest-bearing deposits and stock in Federal Home Loan Bank	15,673	12,222	44,974	11,648	11,687
Other assets	37,537	39,027	41,611	41,896	33,623

Total assets	$428,553	$402,453	$456,807	$552,074	$557,288

Deposits noninterest-bearing	$19,649	$19,039	$19,124	$24,257	$12,927
Deposits interest-bearing	324,398	326,705	383,063	388,156	354,668
Borrowings	40,390	10,230	6,432	88,583	141,172
Other liabilities	5,473	7,605	9,148	8,183	6,810

Total liabilities	389,910	363,579	417,767	509,179	515,577
Shareholders’ equity	38,643	38,874	39,040	42,895	41,711

Total liabilities and shareholders’ equity	$428,553	$402,453	$456,807	$552,074	$557,288

	Year Ended December 31,
Summary of Earnings	2004	2003	2002	2001	2000
Interest income	$18,331	$23,096	$29,973	$37,170	$37,323
Interest expense	7,566	10,066	17,541	24,243	24,728
Net interest income	10,765	13,030	12,432	12,927	12,595
Provision for loan losses	392	6,440	7,300	360	417
Other income	3,961	10,540	2,949	4,046	3,533
Other expense	13,381	13,602	13,675	11,348	10,985

Income (loss) before taxes	953	3,528	(5,594)	5,265	4,726
Income taxes	(473)	1,110	(2,519)	1,465	1,164

Net income (loss)	$1,426	$2,418	$(3,075)	$3,800	$3,562

Basic earnings (loss) per share	$0.45	$0.77	$(0.98)	$1.21	$1.13
Diluted earnings (loss) per share	$0.45	$0.77	$(0.98)	$1.21	$1.13

Dividends declared per share	$0.64	$0.64	$0.64	$0.61	$0.60

Book value per share	$12.26	$12.35	$12.40	$13.63	$13.26

	Year Ended December 31,
Other Selected Data	2004	2003	2002	2001	2000
Return on average assets	0.34%	0.53%	(0.60)%	0.72%	0.68%
Return on average equity	3.69	6.20	(7.32)	8.92	8.68
Ratio of average equity to average assets	9.11	8.62	8.18	8.12	7.84
Dividend payout ratio (1)	142.22	83.12	NM (2)	50.41	53.00
Number of full-service bank offices	10	9	11	11	11

(1)	Based on total dividends per share declared and net income per share for the year.
(2)	NM - Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company was incorporated under Indiana law for the purpose of becoming the holding company for the Bank. The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA operates a general insurance agency in three locations. AFS has a brokerage operation and owns a partial interest in a life insurance company and a title insurance company. AIMI manages the Company’s investment portfolio. The Company also owns a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

The Company grew 6.5% in 2004 with assets of $428.6 million at December 31, 2004. The growth was funded by increased borrowings to leverage the Company’s assets to improve earnings and return on equity in the long term. There was a substantial shift from higher earning loans to lower earning investments during 2004, as loans were paid off and loan growth slowed. Average loans were 51.8% of average-earning assets in 2004, a decrease from 66.2% in 2003. The change in the mix of interest-earning assets was primarily due to a decline in the demand for residential loans. Loans declined $7.8 million, while investments increased $32.6 million in 2004. Loans had an average yield of 6.55% in 2004 compared to an average yield of 3.26% for investments. This shift from loans to investments had a negative impact on earnings in 2004 and was the primary cause for the decline in net income.

Net income declined $992,000 to $1,426,000 or $0.45 per diluted share for 2004 compared to $2,418,000 or $0.77 per diluted share for 2003. The decline in net income was primarily due to decreased net interest income and lowered gains on sale of loans and servicing rights. Both of these income items were negatively affected by the lowered demand for residential loans and the resulting shift from loans to investments discussed above. Net interest income declined $2,265,000, or 17.4%, to $10,765,000 for 2004 compared to $13,030,000 for 2003. Gain on sale of loans and servicing rights declined $1,569,000 to $309,000 for 2004 compared to $1,878,000 for 2003. The Company had two major events that affected earnings in 2003. The Company’s provision for loan loss expense included charges totaling $5,890,000 taken in the second and third quarters primarily to write off the troubled lease portfolio. These charges were offset to some extent by a gain of $5,511,000 from the third quarter sale of two branches in Ohio.

As with most banks, the Company’s largest source of revenue has historically been the net interest margin, which represents net interest income as a percent of interest-earning assets. One major index that affects the interest rate environment is the fed funds rate. The fed funds rate, the rate banks charge other banks on overnight loans, was at a 42-year low in 2003. The Federal Reserve cut the target fed funds rate twelve times from 2001 to 2003, with the last rate cut of 0.50% in November 2002. The Federal Reserve increased the target fed funds rate five times in 2004, from 1.0% at December 31, 2003, to 2.25% at December 31, 2004. Changes in the fed funds rate normally have an immediate impact on the prime-lending rate, the rate banks charge to their most creditworthy customers, but has a delayed impact on longer-term rates. So far, increases in the short-term rates have not had a similar impact on long-term rates. In fact, the 20-year treasury CMT actually declined from 5.10% at December 31, 2003 to 4.85% at December 31, 2004. The result is a flattening yield curve, which means the spread differential between short-term and long-term rates has narrowed. Most liabilities are priced on the short-end of the curve, while most assets are priced further out. The resulting effect is spread compression, and has a substantial impact on bank’s net interest margins due to reduced spreads between interest-earning assets and interest-bearing liabilities. The Company is no exception.

The Company’s net interest margin declined to 2.95% in 2004 from 3.23% in 2003. While the decline in net interest margin was primarily due to the shift in earning assets from loans to investments, some of the decrease was due to declining spreads resulting from the flattening yield curve. At December 31, 2004, the Company had approximately $166.0 million in liabilities that could reprice immediately to the market, compared to $81.3 million of assets. This “gap” of $84.7 million, coupled with rising interest rates and a flattening yield curve, combined to reduce the Company’s net interest spread in 2004. The Company’s net interest spread declined 98 basis points to 2.45% at December 31, 2004 compared to 3.43% at December 31, 2003. The Company expects spread compression to continue in 2005.

Although long-term interest rates remained low in 2004, the Company’s residential mortgage loan production declined due to the large volume of loans refinanced during 2003 and 2002. The Company continued to sell new fixed-rate mortgage production to minimize potential long-term interest rate risk associated with such long-term, low-interest loans. The decline in mortgage loan production significantly reduced gains on sale of loans and servicing rights in 2004.

The Company’s profitability was also affected by outside sources beyond management’s control. These outside sources included the economy, the regulatory environment, and government monetary and fiscal policies. Management started initiatives in 2004 to improve profits in the areas the Company can control, such as limiting expense growth, expanding fee income and enhancing operational efficiency.

The Company restructured its personnel in 2004 to devote more resources towards loan production in residential and commercial mortgage lending, while reducing overall staffing levels. The restructuring is expected to improve the loans to earning-assets ratio and reduce operating expenses.

Like many other organizations, the Company’s defined-benefit pension costs continued to rise. Unfavorable market conditions since 2000 reduced earnings in the pension fund, and accordingly, caused a significant increase in the contribution required by the Company. The Company’s pension expense was $932,000 in 2004, $768,000 in 2003 and $215,000 in 2002. To address this unfavorable trend, the Company froze the defined-benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company will continue to make contributions to the plan to meet required funding obligations. The Company replaced the defined benefit plan with a matching contribution program for its existing 401(k) plan. It is not known what impact this change will have on future earnings.

Litigation that started in 2002 continues with the troubled lease portfolio. The Company announced a settlement for $2.3 million with AMICO, one of the two sureties involved in the suit. The recovery from the settlement will be recognized in the first quarter of 2005.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements for the year ended December 31, 2004. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

Allowance for Loan Losses. The allowance for credit losses provides coverage for probable losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Sale of Two Cincinnati Branches in 2003

On September 30, 2003, the Company sold two Cincinnati-area branches to Peoples Community Bancorp, Inc. The transaction included the Company’s real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Company conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches’ savings deposits, but retained and will continue to service certain single-family residential mortgages originated in those locations. In connection with the sale, the Company recorded an after-tax gain of approximately $2,930,000 or $0.93 per diluted share in the third quarter 2003.

Troubled Lease Portfolio Write-Off

On September 30, 2003, the Company wrote-off the remaining balances of two troubled equipment lease pools originated by Commercial Money Center, a now bankrupt company, and recorded an after-tax loss of $3,534,000 or $1.12 per diluted share for the year ended December 31, 2003. Due to continued uncertainty surrounding the prospects for eventual recovery from the sureties, the fact that one of the insurance companies had its credit rating down-graded to “D” by A.M. Best and that the litigation with respect to the enforcement of the surety bonds was proving more protracted and challenging than originally anticipated, in keeping with the Company’s conservative method for reserving against its assets, the Company determined to charge off the remaining balances of the lease pools (see Item 3 — “Legal Proceedings”). The Company received $2.3 million in a settlement of its litigation against AMICO, one of the two sureties (see Item 1 — “Recent Developments”).

FINANCIAL CONDITION

Total assets increased $26.1 million or 6.5% to $428.6 million at December 31, 2004 from $402.5 million at December 31, 2003. The increase was primarily due to a planned strategy to leverage the institution’s assets to improve earnings and return on equity. This was accomplished primarily through new Federal Home Loan Bank advances.

Cash and Cash Equivalents

Total cash and cash equivalents increased $2.5 million to $17.1 million at December 31, 2004 from $14.5 million at December 31, 2003. Cash on hand and in other institutions decreased $630,000 or 6.8% to $8.6 million at December 31, 2004. Interest-bearing deposits increased $3.1 million or 59.4% to $8.4 million at December 31, 2004. The increase was due to funds transferred from cash and the investment of proceeds from an investment security for $2.0 million that matured on December 31, 2004.

Securities

Investment securities available for sale declined $125.8 million to $12.0 million at December 31, 2004 from $137.8 million at December 31, 2003. The decrease was due to securities transferred from available for sale to held to maturity. The transfer was made to reflect management’s intent to hold the securities to maturity. The securities were transferred at fair value at the date of the transfer. The unrealized holding gain or loss at the date of the transfer will continue to be reported in “accumulated other comprehensive income (loss),” a separate component of shareholders’ equity, but will be amortized over the remaining life of the security as an adjustment of yield in a manner consistent with the amortization of any premium or discount. Investments classified as available for sale are adjusted to fair value, with the resulting after-tax unrealized gains or losses included in “accumulated other comprehensive income (loss)” included in equity. Investments classified as held to maturity are not generally adjusted to fair value. Equity securities remained classified as available for sale. Investments held to maturity had a book value of $158.3 million and a fair value of $156.3 million at December 31, 2004. All of the Company’s investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings.

Overall, investment securities available for sale and held to maturity increased $32.5 million to $170.3 million at December 31, 2004, from $137.8 million at December 31, 2003. The increase was funded with additional FHLB advances and excess funds from the decline in the loan portfolio.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)

	2004	2003	$ Change	% Change
December 31:
Mortgage-backed and collateralized mortgage obligations	$44,065	$36,501	$7,564	20.7%
Federal agencies	92,255	78,423	13,832	17.6
Municipal securities	20,362	9,424	10,938	116.1
Mutual fund	12,032	11,796	236	2.00
Trust preferred	1,640	1,644	(4)	(0.2)

Totals	$170,354	$137,788	$32,566	23.6%

The following table identifies the percentage composition of the investment securities:

	2004	2003
December 31:
Mortgage-backed and collateralized mortgage obligations	25.9%	26.5%
Federal agencies	54.1	56.9
Municipal securities	12.0	6.8
Mutual fund	7.0	8.6
Trust preferred	1.0	1.2

Totals	100.0%	100.0%

The following table identifies changes in net unrealized gains and losses in investment securities:

(Dollars in thousands)

	2004	2003	$ Change
December 31:
Mortgage-backed and collateralized mortgage obligations	$(360)	$40	$(400)
Federal agencies	(1,434)	(157)	(1,277)
Municipal securities	(238)	56	(294)
Mutual fund	(280)	(144)	(137)
Trust preferred	4	144	(140)

Totals	$(2,308)	$(61)	$(2,248)

See Note 3 to the “Consolidated Financial Statements” for more information on investment securities.

Loans

Loans receivable totaled $196.3 million at December 31, 2004, a decline of $7.8 million or 3.8% from $204.1 million at December 31, 2003. Residential real estate and construction loans are primarily responsible for the decline.

Residential loans declined $7.4 million to $93.5 million at December 31, 2004 from $100.9 million at December 31, 2003. The decline was primarily in fixed-rate mortgage loans, which decreased $5.3 million. Most fixed-rate residential mortgage loan production was sold in the secondary market in 2004, which was the main cause for the decline in residential mortgage loans. The Bank generally retains loan servicing on loans sold. Loans serviced by the Bank for investors, primarily Freddie Mac, Fannie Mae and the FHLB, totaled approximately $179.6 million in 2004 and $193.0 million in 2003. Loans sold and subsequently serviced by the Bank generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375%. Construction loans declined $4.7 million to $13.3 million at December 31, 2004 from $18.0 million at December 31, 2003. The decline was primarily due to one large loan for a commercial multi-tenant building that paid off in 2004.

Commercial loans increased $6.6 million to $14.3 million at December 31, 2004 from $7.7 million at December 31, 2003. The increase was primarily due to lease loans purchased from an Indiana-based financial institution. Consumer loans declined $3.4 million to $4.4 million at December 31, 2004 from $7.8 million at December 31, 2003. The decline was primarily due to reduced loan volume as rates offered by competitors were below minimums established by the Company.

New loan production was $107.1 million in 2004 compared to $229.9 million in 2003. Residential loan production declined to $34.2 million in 2004 from $161.1 million in 2003. Fixed mortgage loan rates have been at historic lows the past three years, which increased the volume of refinances. However, the demand for residential loan refinancing declined sharply in the fourth quarter of 2003 as demand for loan refinancing reached the saturation point. Commercial real estate loan production increased to $60.2 million in 2004 from $51.9 million in 2003. The increase was due to new loan originations that exceeded loan payoffs. Most fixed-rate residential mortgage loans are sold to minimize the Bank’s exposure to interest rate risk. Since the Bank sells most of its fixed-rate residential mortgage loans in the secondary market, the loan volume is not fully reflected in the balance sheet.

Credit Quality

Non-performing assets totaled $5.9 million at December 31, 2004. This represented a decrease of $2.5 million from the 2003 non-performing assets total of $8.5 million. The main reason for the decline was a reduction in the loan balances for a builder/developer. The Bank has real estate development/lot loans and single family residential loans on existing properties with a builder/developer group and its related parties, that are currently in default and bankruptcy. The Bank is working closely with the workout specialist hired by the bankruptcy trustee on liquidation of the properties involved in the bankruptcy, and is negotiating with the borrower and its counsel for resolution of the remaining properties. The total outstanding balance of these loans totaled $1.8 million and $3.5 million as of December 31, 2004 and 2003, respectively. A commercial real estate loan for a condominium project in Lafayette, Indiana, with a principal balance of $2.5 million was classified as non-accrual in December of 2004.

The following table compares delinquent loans as a percentage of total loans:

December 31,	2004				2003
	30-89 days	90 days and over[1]	Non- accrual loans	Totals	30-89 days	90 days and over[1]	Non- accrual loans	Totals
Real Estate:
Residential	0.35%	0.07%	0.54%	0.96%	0.79%	0.04%	0.81%	1.64%
Commercial	0.03	—	1.50	1.53	0.05	—	1.63	1.68
Construction	—	—	—	—	—	—	1.55	1.55
Commercial loans	0.01	—	0.80	0.81	0.01	—	0.04	0.05
Consumer loans	0.05	—	—	0.05	0.14	—	—	0.14

Totals	0.44%	0.07%	2.84%	3.35%	0.99%	0.04%	4.03%	5.06%

[1]	Still accruing

The Bank’s net charge-offs were $1.0 million and $11.4 million in 2004 and 2003, respectively. The decline in net-charge-offs was due to the two lease pools that were charged off in 2003. The percentage of net charge-offs to average assets was 0.24% and 2.51% in 2004 and 2003, respectively.

Deposits

Deposits decreased $1.7 million, or 0.5%, to $344.0 million at December 31, 2004 from $345.7 million at December 31, 2003. Non interest-bearing deposits increased $610,000 or 3.2% to $19.6 million at December 31, 2004 from $19.0 million at December 31, 2003. Interest-bearing deposits decreased $2.3 million or 0.7% to $324.4 million at December 31, 2004 from $326.7 million at December 31, 2003. Non-maturity deposits increased $13.4 million, or 8.5%, to $171.9 million at December 31, 2004 from $158.5 million at December 31, 2003. The increase came from funds transferred from certificates of deposits. Certificate of deposits decreased $15.1 million, or 8.1%, to $172.1 million at December 31, 2004 from $187.2 million at December 31, 2003.

The following table shows deposit changes by category:

(Dollars in thousands)

	2004	2003	$ Change	% Change
December 31,
Savings deposits	$27,496	$30,558	$(3,062)	(10.0)%
NOW and Super NOW accounts	113,613	79,707	33,906	42.5
Money market accounts	30,843	48,238	(17,395)	(36.1)
Certificates $100,000 and more	27,543	27,212	331	1.2
Other certificates	144,552	160,029	(15,477)	(9.7)

Totals	$344,047	$345,744	$(1,697)	(0.5)%

Borrowings

Borrowings increased $30.2 million to $40.4 million at December 31, 2004 from $10.2 million at December 31, 2003. The Company’s borrowings consist of FHLB advances and a note payable. FHLB advances increased $30.4 million to $40.0 million at December 31, 2004 from $9.6 million at December 31, 2003. The increase in borrowings was used to leverage the Company’s assets to improve earnings and return on equity.

The Company borrowed $20.0 million in ten year putable FHLB advances for an average cost of 3.67% during the fourth quarter of 2003 and the first quarter of 2004. Putable advances offer a low fixed-rate of interest in exchange for the borrower’s selling the FHLB the option to convert the advance before maturity on any given conversion date to an adjustable-rate advance based on a predetermined index for the remaining term to maturity, at the FHLB’s sole discretion. These advances may re-price to the three-month Libor rate should that index reach 8.00% during any quarterly period two years after the date the funds were borrowed. The three-month Libor rate was 2.56% at December 31, 2004.

Notes payable by the Company declined $250,000 to $350,000 at December 31, 2004 from $600,00 at December 31, 2003. The notes payable is to a third-party financial institution bearing interest at 3.75% and 3.50% at December 31, 2004 and 2003, respectively, the proceeds of which were used to finance stock repurchases during 1999.

Interest Rate Risk

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

The Asset-Liability Management Committee and the Board of Directors review the Bank’s exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan, deposit, borrowings and market information to estimate fair values of assets and liabilities using discounted cash flows. The difference between the Bank’s estimated fair value of assets and the estimated fair value of liabilities is the fair value of equity, also referred to as net present value of equity (“NPV”). The change in the NPV is calculated at different interest rate intervals. This tests the interest rate risk exposure from movements in interest rates to determine the change in the Bank’s NPV. The model also tests the impact various interest rate scenarios have on net interest income and net income over a stated period of time (one year, for example).

The model uses a number of assumptions, including the relative levels of market interest rates and prepayments or extension in maturity and repayment in loans, MBS and CMO, and certain types of callable investments. These computations do not contemplate actions management may undertake to reposition the assets and liabilities, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the model of computing NPV. Should interest rates remain or decrease below present levels, the portion of adjustable-rate loans could decrease in future periods due to loan refinancing or payoff activity. If interest rates change, pre-payment levels would likely be different from those assumed in the model and the ability of borrowers to repay their adjustable-rate loans may decrease during rising interest rate environments.

The Bank information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2004.

Net Portfolio Value				NPV as Percent of Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
+200 bp *	$42,271	$(4,629)	(9.87)%	10.11%	(75	)bp
Base or 0%	46,900	—	—	10.86	—
-200 bp	48,329	1,429	3.05	10.87	1	bp

*	basis points

The Bank’s information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2003.

Net Portfolio Value				NPV as Percent of Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
+200 bp *	$41,094	$(2,751)	(6.27)%	10.37%	(38	)bp
Base or 0%	43,845	—	—	10.75	—
-200 bp	43,495	(350)	(0.80)	10.42	(33	)bp

*	basis points

The interest rate risk position of the Bank for the prior period ending December 31, 2004, was within the Bank’s risk parameters specified in its interest rate risk policy.

The Company’s net portfolio value was calculated to decline $4.6 million at December 31, 2004 compared to a decline of $2.8 million at December 31, 2003 from an immediate and sustained increase of 200 basis points. The main reason for the change between the two periods was primarily due to investments. Investments increased $32.5 million from December 31, 2003 to December 31, 2004. Investments purchased in 2004, which totaled $75.9 million, had longer average durations than the investment portfolio at December 31, 2003 and replaced investments that were either called, matured, or paid down that had shorter durations. The modified duration of the investment portfolio increased from 2.16 years at December 31, 2003 to 3.36 years at December 31, 2004.

The Company’s net portfolio value was calculated to increase $1.4 million at December 31, 2004 compared to a decline of $350,000 at December 31, 2003 from an immediate and sustained decrease of 200 basis points. The mixed results are primarily due to the different rate environments. The fed funds rate was 1.00% and 2.25% at December 31, 2003 and 2004, respectively. At December 31, 2003, the Company had investments and interest-bearing deposits that would hit an implied floor of zero percent should rates decline 200 basis points, which affected their calculated fair value. There was room for rates to fall 200 basis points at December 31, 2004. The December 31, 2004 calculation more fairly depicts the Company as liability sensitive.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on the Company’s interest-earning assets and the weighted average interest rates paid on the Company’s interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis.

	Year Ended December 31,
	2004	2003	2002
Weighted Average Yield:
Loans	6.55%	7.20%	7.15%
Mortgage-backed and collateralized mortgage obligations	3.72	3.24	5.64
Other interest-earning assets	3.13	2.69	3.09
All interest-earning assets	4.96	5.73	6.33

Weighted Average Cost:
Deposits	1.94	2.58	3.71
Federal Home Loan Bank advances	3.82	6.57	6.39
Notes payable	3.61	3.95	3.69
All interest-bearing liabilities	2.11	2.65	3.97

Interest Rate Spread (spread between weighted average yield on all interest-earning assets and all interest-bearing liabilities)	2.85	3.08	2.36

Net Yield (net interest income as a percentage of average interest-earning assets)	2.95	3.23	2.63

	At December 31,
	2004	2003	2002
Weighted Average Interest Rates:
Loans	6.10%	6.82%	6.88%
Mortgage-backed and collateralized mortgage obligations	3.56	4.79	6.66
Other earning assets	3.31	3.18	2.39
Total interest-earning assets	4.77	5.46	6.07
Deposits	2.15	1.92	3.04
Federal Home Loan Bank advances	3.70	5.38	6.83
Notes payable	3.75	3.50	4.44
Total interest-bearing liabilities	2.32	2.03	3.09
Interest rate spread	2.45	3.43	2.98

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). No material amounts of loan fees or out-of-period interest are included in the table. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities.

	Year Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$(5,207)	$(1,274)	$(6,481)	$(5,372)	$140	$(5,232)
Other interest-earning assets	1,288	772	2,060	204	(1,849)	(1,645)

Total interest-earning assets	(3,919)	(502)	(4,421)	(5,168)	(1,709)	(6,877)

Interest Expense:
Deposits	(1,256)	(2,095)	(3,351)	(843)	(4,213)	(5,056)
FHLB advances and notes payable	1,670	(819)	851	(2,416)	(3)	(2,419)

Total interest-bearing liabilities	414	(2,914)	(2,500)	(3,259)	(4,216)	(7,475)

Change in net interest income	$(4,333)	$2,412	$(1,921)	$(1,909)	$2,507	$598

RESULTS OF OPERATIONS

The table below shows selected performance data.

	Year Ended December 31
	2004	2003	2002	2001	2000
Net income (loss) (in thousands)	$1,426	$2,418	$(3,075)	$3,800	$3,562
Basic earnings (loss) per share	0.45	0.77	(0.98)	1.21	1.13
Diluted earning (loss) per share	0.45	0.77	(0.98)	1.21	1.13
Dividends declared per share	0.64	0.64	0.64	0.61	0.60
Book value per share	12.26	12.35	12.40	13.63	13.26
Return on average assets	0.34%	0.53%	(0.60)%	0.72%	0.68%
Return on average equity	3.69	6.20	(7.32)	8.92	8.68
Ratio of average equity to average assets	9.11	8.62	8.18	8.12	7.84
Dividend Payout Ratio(1)	142.22	83.12	NM	50.41	53.00
Number of full-service bank offices	10	9	11	11	11

(1)	Based on total dividends per share declared and net income per share for the year.
(2)	NM – not meaningful.

2004 Compared to 2003

Net Income

The Company had net income of $1.4 million, or $0.45 per diluted share, for 2004 compared to net income of $2.4 million, or $0.77 per diluted share, for 2003. Net interest income and gains on sale of loans and servicing rights were higher in 2003 compared to 2004. Additionally, in 2003, two Ohio branches were sold for a gain of $5.5 million, offset by a higher provision for loan loss expense resulting from the write off of two troubled lease pools.

For a quarterly breakdown of earnings, see Note 19 to the “Consolidated Financial Statements.”

Net Interest Income

The Company derives the majority of its income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2004 compared to 2003.

(Dollars in thousands)

Years ended December 31,	2004		2003
	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$12,760	6.55%	$19,241	7.20%	$(6,481)
Other interest income	5,915	3.26	3,855	2.83	2,060

Total interest income	18,675	4.96	23,096	5.73	(4,421)

Interest on deposits	6,305	1.94	9,656	2.58	(3,351)
Interest on borrowings	1,261	3.82	410	6.30	851

Total interest expense	7,566	2.11	10,066	2.65	(2,500)

Net interest income	$11,109	—	$13,030	—	$(1,921)

Net interest spread	—	2.85%	—	3.08%	—
Net interest margin	—	2.95	—	3.23	—

Net interest income for 2004 totaled $10.8 million, a decrease of $2.2 million, or 16.9%, from $13.0 million for 2003. Net interest income declined approximately $1.9 million on a tax equivalent basis. The main cause for the decline in net interest income was a shift from higher-earning loans to lower-earning investments. In 2003, average loans were 66.2% of average interest-earning assets. In 2004, average loans were 51.8% of average interest-earning assets. Loans had an average yield of 6.55% in 2004 compared to an average yield of 3.26% for investments.

The net interest spread, which is the difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, decreased 23 basis points to 2.85% for 2004 compared to 3.08% for 2003. The change in the net interest spread was due to a decrease in yield of 77 basis points on average interest-earning assets offset by a 54 basis point reduction in the cost of average interest-bearing liabilities. The $4.4 million decrease in tax-equivalent interest income on average interest-earning assets for 2004 compared to 2003 was a combination of a decrease of $3.9 million because of lower average balances and an decrease of $502,000 due to lower average rates. The decrease of $2.5 million in the cost of interest-bearing liabilities for 2004 compared to the 2003 was a combination of an increase of $414,000 from higher average balances and a decrease of $2.9 million from lower average rates. The lower average rates were the result of high cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market accounts, Super NOW accounts, and lower borrowing costs. The net interest margin, which is net interest income as a percentage of average-earning assets, decreased 28 basis points to 2.95% for 2004 from 3.23% for 2003.

Provision for Loan Losses

The Company’s provision for loan losses was $392,000 for 2004, compared with $6.4 million in 2003. The provision expense is the amount that is added to the allowance for loan losses to absorb inherent losses in the loan portfolio. The provision expense for 2003 included specific reserves for the troubled lease pools (see “Troubled Lease Portfolio Charged-Off”).

Net loan charge-offs were $1.0 million and $11.4 million for the years 2004 and 2003, respectively. The largest charge-off in 2004 was from a commercial real estate loan for $509,000. The largest charge-off in 2003 was from the troubled lease pools for $10.9 million (see “Troubled Lease Portfolio Charged-Off”). There was a recovery of $2.3 million on one of the troubled lease pools in February 2005 stemming from a settlement with one of the sureties (See “Recent Developments”). The allowance for loan losses as a percent of loans was 1.57% at December 31, 2004 and 1.80% at December 31, 2003. Non-performing loans decreased $2.6 million to $5.9 million at December 31, 2004 compared to $8.5 million at December 31, 2003. The decrease in non-performing loans was mainly due to commercial real estate non-accrual loans that have been charged-off and/or paid-off. A commercial real estate loan for a condominium project in Lafayette, Indiana, with a principal balance of $2.5 million, was classified as non-accrual in December of 2004.

The following table breaks out non-performing loans by category.

(Dollars in thousands)

	2004	2003	$ Change	% Change
December 31,
Non-accrual loans	$5,736	$8,383	$(2,647)	(31.58)%
Over 90 days delinquent still accruing	144	74	70	94.59

Totals	$5,880	$8,457	$(2,577)	(30.47)%

The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company’s lending area and loan portfolio mix during each year.

Non-Interest Income

Non-interest income was $4.0 million in 2004 and $10.5 million in 2003, for an overall decrease of $6.5 million or 62.4%. The main causes of the decrease were the net gain on the sale of Ohio branches in 2003 and lower gain on sale of loans and servicing rights in 2004. Net gain on sale of branches was $5.5 million in the third quarter of 2003. Gains on sales of loans and servicing rights declined to $309,000 for 2004 from $1.9 million for 2003. The decline was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. The low interest rate environment in 2003 and 2002 kept the demand for mortgage loan refinancing at a high level. Due to the large volume of loans refinanced during 2003 and 2002, mortgage loans originated by the Company declined $126.9 million to $34.2 million in 2004 from $161.1 million in 2003. Other fees and service charges increased 7.8%, while brokerage and insurance commissions were up 13.1%. The Bank invested in life insurance on employees and directors, with a balance or cash surrender value of $20.5 million and $19.7 million, respectively, at December 31, 2004 and 2003. The majority of these policies were purchased in 1999. The nontaxable increase in cash surrender value of life insurance was $767,000 in 2004 compared to $773,000 in 2003. The decrease was due to lower interest rates. Other income increased $315,000 to $327,000 for 2004 compared to $12,000 for 2003. Other income includes net loan servicing fees and income (loss) from a limited real estate partnership. Net loan servicing fees increased $363,000 to $224,000 for 2004 from a net expense of $139,000 in 2003. The improvement was due to a decline in mortgage loan refinancing in 2004 compared to 2003, which resulted in less write-offs of mortgage loan servicing rights remaining on the Company’s loans that were refinanced. Mortgage loan servicing rights are assets that are created when mortgage loans are sold and the Company retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. Operating losses associated with the limited real estate partnership amounted to a loss of $21,000 in 2004 and a loss of $81,000 in 2003 and are included in other income. The same limited real estate partnership also reflected federal income tax credits of $164,000 and $170,000 for 2004 and 2003, respectively.

Non-Interest Expense

Non-interest expense was $13.4 million in 2004 and $13.6 million in 2003, for an overall decrease of $200,000 or 1.5%. The largest component of non-interest expense is salaries and employee benefits, which consisted of 60.5% of total non-interest expenses in 2004.

Salaries and employee benefits were $8.1 million in 2004 and 2003. The Bank’s employee retirement plan expense increased to $932,000 in 2004 from $768,000 in 2003. With the decline of the stock market, the Bank’s retirement expense rose substantially in 2003 and 2004. Other insurance benefits, comprised mainly of medical insurance, decreased to $1.0 million in 2004 from $1.2 million in 2003, for an overall decrease of $200,000. Please see Note 11 to the “Consolidated Financial Statements” for more information regarding benefits.

Net occupancy and furniture and equipment expense was $1.6 million for 2004 and $1.5 million for 2003. Legal and professional expenses declined $46,000 to $767,000 for 2004 from $813,000 for 2003. Data processing expenses increased $25,000 to $579,000 for 2004 from $554,000 for 2003. Other expenses declined $271,000 to $2.1 million for 2004 from $2.3 million for 2003 primarily due to declines in loan processing, federal deposit insurance, and Ohio franchise tax expenses. Loan processing expense was $60,000 less due to a lower volume of loans originated and sold in 2004 compared to 2003. Federal deposit insurance was $34,000 lower due to a decline in average deposit balances resulting from the sale of the Ohio branches in September of 2003. The Ohio franchise tax expense was $68,000 for 2003. There was no Ohio franchise tax expense in 2004.

Income Tax Expense

The Company recorded an income tax benefit of $473,000 in 2004, compared to an income tax expense of $1.1 million in 2003. The effective tax rate was (49.6)% in 2004 and 31.5% in 2003. The 2004 income taxes were composed of a $235,000 expense for current taxes and a $708,000 credit for deferred taxes. The 2003 income taxes were composed of a $847,000 credit for current taxes and a $2.0 million expense for deferred taxes. The deferred tax expense in 2004 was mainly due to net operating loss of $4.0 million for state tax purposes resulting primarily from investment security income from the Company’s investment subsidiary that is not subjected to state income taxes. The deferred tax expense in 2003 was mainly due to net charge-offs in 2003 exceeding the loan provision expense. The primary difference in the effective tax rate and the statutory tax rates in 2004 relates to tax credits, cash value of life insurance, municipal security income, and state income taxes. The primary difference between the effective tax rates and the statutory tax rates in 2003 relates to tax credits, cash value of life insurance and the disposition of goodwill resulting from the sale of the Ohio branches. See Note 10 to the “Consolidated Financial Statements” for more information.

2003 Compared to 2002

Net Income (Loss)

The Company had net income of $2.4 million or $0.77 per diluted share for 2003. The Company incurred a provision expense of $6.4 million in 2003, which was offset by a net gain on the sale of branches of $5.5 million for the same period. The provision expense decreased approximately $900,000 in 2003 compared with 2002. The provision expense was $7.3 million in 2002.

The provision expense included specific reserves of approximately $5.5 million taken in both 2003 and 2002 was largely due to two pools of equipment lease receivables (see “Troubled Lease Portfolio Charged-Off”).

For a quarterly breakdown of earnings, see Note 19 to the “Consolidated Financial Statements.”

Net Interest Income

The Company derives the majority of its income from net interest income. The following table shows a breakdown of net interest income for 2003 compared to 2002.

(Dollars in thousands)

Years ended December 31,	2003		2002
	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$19,241	7.20%	$24,473	7.15%	$(5,232)
Other interest income	3,855	2.83	5,500	4.19	(1,645)

Total interest income	23,096	5.73	29,973	6.33	(6,877)

Interest on deposits	9,656	2.58	14,712	3.71	(5,056)
Interest on borrowings	410	6.30	2,829	6.33	(2,419)

Total interest expense	10,066	2.65	17,541	3.97	(7,475)

Net interest income	$13,030	—	$12,432	—	598

Net interest spread	—	3.08%	—	2.36%	—
Net interest margin	—	3.23%	—	2.63%	—

Net interest income increased 4.8% or $598,000 in 2003. Most of the increase was rate related. See “Rate/Volume Analysis” for more information. The net interest spread, which is the mathematical difference between the yield on average interest-earning assets and cost of interest-bearing liabilities, was 3.08% in 2003 and 2.36% in 2002. The net interest margin on interest-earning assets, which is interest income as a percentage of average-earning assets, was 3.23% in 2003 and 2.63% in 2002. The improvements in the interest spread and margin are the result of high-cost certificates that repriced at maturity to a lower rate, and an overall shift from certificates to short-term money market, Super NOW accounts and lower borrowing cost. The lower borrowing costs were the result of paying off higher costing FHLB advances with lower yielding investments in September 2002.

Provision for Loan Losses

The Company’s provision for loan losses was $6.4 million for 2003, compared with $7.3 million in 2002. The provision is the amount that is added to the allowance for loan losses to absorb inherent losses in the loan portfolio. The provision expense for both 2003 and 2002 consisted of specific reserves for the troubled lease pools (see “Troubled Lease Portfolio Charged Off”).

Specific reserves of $895,000 were established in 2002 for business/development loans and its related parties. The business/development loans had a principal balance of $3.5 million and $3.6 million at December 31, 2003 and December 31, 2002, respectively. The reserves are approximately 25% of the principal balance at December 31, 2003 and December 31, 2002.

Net loan charge-offs were $11.4 million and $364,000 for 2003 and 2002, respectively. The allowance for loan losses as a percent of loans was 1.80% at December 31, 2003, and 2.77% at December 31, 2002. Nonperforming loans, which consist of non-accrual loans and loans delinquent over 90 days and still accruing, decreased by $10.0 million during 2003. Non-performing loans were $8.4 million at December 31, 2003, and $18.4 million at December 31, 2002. The decrease in non-performing loans was mainly due to the charge-off of the troubled lease portfolio (see “Troubled Lease Portfolio Charged Off”).

The following table breaks out non-performing loans by category.

(Dollars in thousands)

	2003	2002	$ Change	% Change
December 31,
Non-accrual loans	$8,383	$18,307	$(9,924)	(54.21)%
Over 90 days delinquent still accruing	74	135	(61)	(45.19)

Totals	$8,457	$18,442	$(9,985)	(54.14)%

The Company believes it has established an adequate allowance for loan losses in accordance with generally accepted accounting principles. The variation in the amount of provision charged against income is directly related to changes in loan charge-offs, non-performing loans, loan delinquencies, economic conditions in the Company’s lending area and loan portfolio mix during each year.

Non-Interest Income

Non-interest income was $10.5 million in 2003 and $2.9 million in 2002, for an overall increase of $7.6 million or 257.4%. The main cause of the change was due to the net gain on sale of branches of $5.5 million in 2003 (see “Sale of Two Cincinnati Branches in 2003”) and net losses on securities sold in 2002 of $2.0 million (see “Investments Sold in 2002”). Excluding the net gain on sale of branches and security losses, non-interest income would have improved 1.11%. Gains on sales of loans and servicing rights improved to $1.9 million for 2003 from $1.4 million for 2002, an increase of 32.0%. Interest rates have steadily declined since 2001, which has created a higher demand from consumers for fixed-rate mortgage loans. Proceeds from loans sold in the secondary market were $154.5 million in 2003 and $113.0 million in 2002. The increase in gains on sales of loans was the result of a continued increase in refinancing during the first nine months of 2003. Due to the rate structure in early 2004 and the large amount of loans that refinanced during 2003 and 2002, current estimates indicate that the gain on sale of loans during 2004 will be significantly less than 2003 or 2002. Other fees and service charges improved 6.31%, while brokerage and insurance commissions were down 4.48%. The Bank invested in life insurance on employees and directors, with a balance or cash surrender value of $19.7 million and $18.9 million, respectively, at

December 31, 2003 and 2002. The majority of these policies were purchased in 1999. The nontaxable increase in cash surrender value of life insurance declined to $773,000 in 2003 from $897,000 in 2002. The decline was due to declining interest rates. Operating losses associated with the limited partnership amounted to a loss of $81,000 in 2003 and a gain of $92,000 in 2002 and are included in other income. The Company incurred an allocated gain of $191,000 and tax credit recapture of $33,000 due to the termination of ownership in one of the properties in 2002. The Company also reflected federal income tax credits of $174,000 and $159,000 for 2003 and 2002, respectively.

Non-Interest Expense

Non-interest expense was $13.6 million in 2003 and $13.7 million in 2002, for an overall decrease of $73,000 or 0.53%. Non-interest expense in 2002 included penalties charged for early payoff of FHLB advances of $1.1 million (see “Investments Sold in 2002”). Excluding the advance early payoff penalties, non-interest expense would have increased $1.1 million or 7.96%. The largest component of non-interest expense is salaries and employee benefits, which made up 59.42% of total non-interest expense in 2003.

Salaries and employee benefits increased $483,000 to $8.1 million in 2003, compared with $7.6 million in 2002. The Bank’s employee retirement plan expense increased to $768,000 in 2003 from $215,000 in 2002. Prior to 2002, the stock market generally provided enough earnings to cover increases required in the employee retirement fund. With the decline of the stock market, the Bank’s retirement expense rose substantially in 2002 and 2003. Other insurance benefits, composed mainly of medical insurance, increased to $1.2 million in 2003 from $1.0 million in 2002, for an overall increase in insurance benefits expense of $200,000. Please see Note 11 to the “Consolidated Financial Statements” for more information regarding benefits.

Net occupancy and furniture and equipment expense was $1.6 million in 2003, compared with $1.7 million in 2002, for an overall expense decrease of $104,000, or 6.30%. The decrease was mainly due to real estate taxes, which declined $142,000 due to a reduction in Indiana real estate tax assessments. Legal and professional expenses were $345,000 higher in 2003 from 2002 mainly due to the CMC leases litigation and the sale of the Ohio branches. Data processing, printing and supplies, and all other expenses increased $279,000, or 9.42%, in 2003 from 2002 mainly due to higher federal deposit insurance and loan processing expense. Federal deposit insurance was $119,000 higher due to an increase in the Bank’s insurance premium rate in mid 2002 and loan-processing expense was $87,000 higher due to a greater volume of loans originated and sold in 2003 from 2002.

Income Tax Expense

The Company incurred income tax expense of $1.1 million in 2003, compared with an income tax benefit of $2.5 million in 2002. The effective tax rate was 31.5% in 2003 and (45.0)% in 2002. The 2003 income taxes were composed of an $847,000 credit for current taxes and a $2.0 million expense for deferred taxes. The 2002 income taxes were composed of a $796,000 expense for current taxes and a $3.3 million credit for deferred taxes. The deferred tax expense in 2003 was mainly due to net charge-offs in 2003 exceeding the loan provision expense. The deferred tax credit in 2002 was mainly due to the loan provision expense in 2002, which exceeded net charge-offs. The primary difference between the effective tax rates and the statutory tax rates in 2003 relates to tax credits, cash value of life insurance and the disposition of goodwill resulting from the sale of the Ohio branches. The primary difference between the effective tax rates and the statutory tax rates in 2002 relates to tax credits and cash value of life insurance. See Note 10 to the “Consolidated Financial Statements” for more information.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan principal repayments and new deposits have been the Company’s principal sources of liquid funds. The Company regularly adjusts the investments in liquid assets based upon management’s assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

The Company’s most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $17.1 million, including interest-bearing deposits of $8.4 million. Securities classified as available-for-sale, which provided additional sources of liquidity, totaled $12.0 million at December 31, 2004. Securities classified as held to maturity, which also provided additional sources of liquidity in the form of collateral for secured FHLB advances, totaled $158.3 million at December 31, 2004. In addition, at December 31, 2004, the Company had the ability to borrow a total of approximately $58.9 million from the FHLB. On that date, we had advances outstanding of $40.0 million and 23.3 million of conditional commitments for lines of credit receivables.

At December 31, 2004, the Company had $18.5 million in loan commitments outstanding and $23.3 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of December 31, 2004 totaled $98.4 million, or 28.6% of total deposits. If these maturing certificates of deposit do not remain with the Company, other sources of funds must be used, including other certificates of deposit and lines of credit. Depending on market conditions, the Company may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2005. Management believes, however, based on past experiences, that a significant portion of the certificates of deposit will remain. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Company’s primary investing activities are the origination of loans and purchase of securities. In fiscal 2004, the Company originated $107.1 million of loans and purchased $75.9 million of securities. In fiscal 2003, the Company originated $229.9 million of loans and purchased $139.0 million of securities. In fiscal 2002, the Company originated $216.9 million of loans and purchased $131.3 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and our local competitors and other factors. The Company had FHLB advances of $40.0 million, $9.6 million and $5.6 million for the years ended December 31, 2004, 2003 and 2002 respectively.

The Company is subject to various regulatory capital requirements administered by the FDIC including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, the Company exceeded all of regulatory capital requirements. The Company is considered “well capitalized” under regulatory guidelines.

Off-Balance-Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the Company’s financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. See Note 4 to the “Consolidated Financial Statements.”

The Company does not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Either the Company or the Bank has the following known contractual obligations as of December 31, 2004:

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-Term Debt Obligations (1)	$40,390	$10,800	$5,137	$4,078	$20,375
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations (2)	244	98	132	14	—
Purchase Obligations (3)	653	143	200	182	128
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	$41,287	$11,041	$5,469	$4,274	$20,503

(1)	FHLB advances
(2)	Equipment leases
(3)	Data processing, maintenance, and telephone agreements

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

Virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or at the same rate as changes in the prices of goods and services, which are directly affected by inflation, although interest rates may fluctuate in response to perceived changes in the rate of inflation.

Current Accounting Issues

In December, 2004, the Financial Accounting Standards Board issued an amendment to SFAS 123 (“SFAS 123R”) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under the prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Interest Rate Risk” in Item 7 of this annual report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

February 4, 2005, except for Note 18

as to which the date is March 11, 2005

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2004	2003
Assets
Cash on hand and in other institutions	$8,645	$9,275
Interest-bearing demand deposits	8,408	5,274

Cash and cash equivalents	17,053	14,549
Investment securities held to maturity (fair value of $156,294)	158,322	—
Investment securities available for sale	12,032	137,788
Loans, net of allowance for loan losses of $3,128 and $3,744	196,344	204,141
Premises and equipment	7,966	7,887
Stock in Federal Home Loan Bank	7,265	6,948
Goodwill	564	564
Cash value of life insurance	20,472	19,705
Other assets	8,535	10,871

Total assets	$428,553	$402,453

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$19,649	$19,039
Interest-bearing	324,398	326,705

Total deposits	344,047	345,744
Borrowings	40,390	10,230
Drafts payable	2,327	3,477
Other liabilities	3,146	4,128

Total liabilities	389,910	363,579

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued and outstanding – 3,150,988 and 3,148,288 shares	3,151	3,148
Additional paid-in capital	537	506
Retained earnings	34,670	35,259
Accumulated other comprehensive income (loss)	285	(39)

Total shareholders’ equity	38,643	38,874

Total liabilities and shareholders’ equity	$428,553	$402,453

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Operations

(in thousands, except share data)

	Year Ended December 31
	2004	2003	2002
Interest Income
Interest and fees on loans	$12,760	$19,241	$24,473
Interest on mortgage-backed securities	1,471	1,109	3,196
Interest on investment securities	3,518	1,983	1,320
Other interest and dividend income	582	763	984

Total interest income	18,331	23,096	29,973

Interest Expense
Interest on deposits	6,305	9,656	14,712
Interest on borrowings	1,261	410	2,829

Total interest expense	7,566	10,066	17,541

Net Interest Income	10,765	13,030	12,432
Provision for loan losses	392	6,440	7,300

Net Interest Income After Provision for Loan Losses	10,373	6,590	5,132

Other Income
Other fees and service charges	1,472	1,365	1,284
Brokerage and insurance commissions	1,086	960	1,005
Net realized gains (losses) on sales of available-for-sale securities	—	41	(2,025)
Gains on sales of loans and servicing rights	309	1,878	1,423
Net gain on sale of branches	—	5,511	—
Increase in cash value of life insurance	767	773	897
Other	327	12	365

Total other income	3,961	10,540	2,949

Other Expense
Salaries and employee benefits	8,093	8,082	7,599
Net occupancy expense	796	783	963
Furniture and equipment expense	817	765	689
Legal and professional fees	767	813	435
Data processing expense	579	554	541
Printing and office supplies	274	279	334
Penalty on early payoff of FHLB advances	—	—	1,076
Other	2,055	2,326	2,038

Total other expense	13,381	13,602	13,675

Income (Loss) Before Income Taxes	953	3,528	(5,594)
Income taxes	(473)	1,110	(2,519)

Net Income (Loss)	$1,426	$2,418	$(3,075)

Basic and Diluted Earnings (Loss) Per Share	$0.45	$0.77	$(0.98)

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2002	$3,147	$499	$39,945	$(696)	$42,895
Net loss	—	—	(3,075)	—	(3,075)

Change in unrealized gain on available-for-sale securities, net of income tax expense of $801	—	—	—	1,234	1,234

Comprehensive loss					(1,841)
Exercise of stock options	9	128	—	—	137
Purchase of common stock	(9)	(128)	—	—	(137)
Dividends declared ($0.64 per share)	—	—	(2,014)	—	(2,014)

Balance at December 31, 2002	3,147	499	34,856	538	39,040
Net income	—	—	2,418	—	2,418

Change in unrealized loss on available-for-sale securities, net of income tax benefit of $359	—	—	—	(577)	(577)

Comprehensive income					1,841
Exercise of stock options	1	7	—	—	8
Dividends declared ($0.64 per share)	—	—	(2,015)	—	(2,015)

Balance at December 31, 2003	3,148	506	35,259	(39)	38,874
Net income	—	—	1,426	—	1,426

Change in unrealized gain on available-for-sale securities, net of income tax expense of $173	—	—	—	324	324

Comprehensive income					1,750
Exercise of stock options	3	31	—	—	34
Tax benefit related to exercise of non-qualified stock options	—	—	1	—	1
Dividends declared ($0.64 per share)	—	—	(2,016)	—	(2,016)

Balance at December 31, 2004	$3,151	$537	$34,670	$285	$38,643

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2004	2003	2002
Operating Activities
Net income (loss)	$1,426	$2,418	$(3,075)
Items not requiring (providing) cash
Provision for losses on loans	392	6,440	7,300
Depreciation and amortization	1,441	1,503	967
Increase in cash value of life insurance	(767)	(773)	(897)
Mortgage loans originated for sale	(21,165)	(150,283)	(110,756)
Proceeds from sale of mortgage loans	21,708	154,529	113,047
Gains on sale of loans and servicing rights	(309)	(1,878)	(1,423)
(Gain) loss on sale of investments	—	(41)	2,025
Gain on sale of branches	—	(5,511)	—
Increase (decrease) in drafts payable	(1,150)	(1,622)	(1,053)
Other adjustments	2,471	(783)	3,180

Net cash provided by operating activities	4,047	3,999	9,315

Investing Activities
Purchase of investment securities held to maturity	(69,183)	—	—
Proceeds from maturities/calls of securities held to maturity	14,846	—	—
Principal collected on mortgage-backed securities held to maturity	8,302	—	—
Purchase of investment securities available for sale	(6,730)	(139,037)	(131,339)
Proceeds from sale of investment securities available for sale	—	20,705	179,218
Proceeds from maturities/calls of securities available for sale	16,154	18,764	6,207
Principal collected on mortgage-backed securities available for sale	2,345	19,696	28,038
Net change in loans	6,189	64,512	37,856
Net purchases of premises and equipment	(802)	(1,233)	(1,589)
Purchase of Federal Home Loan Bank stock	(317)	—	(69)
Proceeds from sale of Federal Home Loan Bank stock	—	—	675
Net cash paid on sale of branches	—	(19,751)	—
Other investing activities	1,215	488	256

Net cash provided by (used in) investing activities	(27,981)	(35,856)	119,253

Financing Activities
Net change in demand and savings deposits	13,464	41,347	13,487
Net change in certificates of deposit	(15,161)	(42,179)	(23,713)
Net change in short-term borrowings	5,000	—	—
Proceeds from borrowings	26,325	5,000	55,500
Repayment of borrowings	(1,165)	(1,202)	(137,651)
Purchase of common stock	—	—	(137)
Exercise of stock options	34	8	137
Net change in advances by borrowers for taxes and insurance	(43)	(249)	(282)
Cash dividends paid	(2,016)	(2,015)	(2,014)

Net cash provided by (used in) financing activities	26,438	710	(94,673)

Change in Cash and Cash Equivalents	2,504	(31,147)	33,895
Cash and Cash Equivalents at Beginning of Year	14,549	45,696	11,801

Cash and Cash Equivalents at End of Year	$17,053	$14,549	$45,696

See notes to consolidated financial statements.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

1. Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank and Trust, SB (“Bank”), and the Bank’s wholly-owned subsidiaries, Ameriana Investment Management, Inc. (“AIMI”), Ameriana Financial Services, Inc., and Ameriana Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company is a bank holding company whose principal activity is the ownership and management of the Bank and its subsidiaries. The Company provides various banking services and engages in loan servicing activities for investors and operates in a single significant business segment. The Bank is subject to the regulation of the Indiana Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Company’s gross revenues are substantially earned from the various banking services provided by the Bank. The Company also earns brokerage and insurance commissions from the services provided by the other subsidiaries. AIMI manages the Company’s investment portfolio.

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

Investment Securities: Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income (loss), net of tax.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Stock in Federal Home Loan Bank is stated at cost and the amount of stock the Company is required to own is determined by regulation.

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. The Company considers its investment in one-to-four family residential loans and installment loans to be homogeneous and therefore excluded from separate identification of evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Allowance for Loan Losses is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio including consideration of past loan loss experience, current economic conditions, size, growth and composition of the loan portfolio, the probability of collecting all amounts due, and other relevant factors. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2004, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Stock Options - The Company has a stock-based employee compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002
Net income (loss), as reported	$1,426	$2,418	$(3,075)
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	110	7	25

Pro forma net income (loss)	$1,316	$2,411	$(3,100)

Basic and diluted earnings (loss) per share, as reported	$0.45	$0.77	$(0.98)
Basic earnings (loss) per share, pro forma	0.42	0.77	(0.98)
Diluted earnings (loss) per share, pro forma	0.41	0.77	(0.98)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

In December 2004, the Financial Accounting Standards Board issued an amendment to SFAS 123 (“SFAS 123R”) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning July 1, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations or financial condition.

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

Reclassifications of certain amounts in the 2003 and 2002 consolidated financial statements have been made to conform to the 2004 presentation.

2. Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004 was $7,475,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

3. Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2004
Equity securities	$12,312	$—	$280	$12,032
Held to maturity at December 31, 2004
Mortgage-backed securities	44,065	48	408	43,705
Federal agencies	92,255	52	1,486	90,821
Municipal securities	20,362	6	244	20,124
Other investment securities	1,640	4	—	1,644

	158,322	110	2,138	156,294

	$170,634	$110	$2,418	$168,326

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2003
Mortgage-backed securities	$36,461	$365	$325	$36,501
Federal agencies	78,580	108	265	78,423
Municipal securities	9,368	67	11	9,424
Equity and other investment securities	13,440	144	144	13,440

	$137,849	$684	$745	$137,788

The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$—	$—
One to five years	—	—	92,255	90,821
Five to ten years	—	—	14,025	13,905
After ten years	—	—	7,977	7,863

	—	—	114,257	112,589
Mortgage-backed securities	—	—	44,065	43,705
Equity securities	12,312	12,032	—	—

	$12,312	$12,032	$158,322	$156,294

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003 were $148,326,000 and $79,456,000, which is approximately 88.1 percent and 57.7 percent of the Company’s investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

At December 31, 2004	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$30,229	$343	$3,139	$65	$33,368	$408
Federal agencies	72,758	1,280	12,190	206	84,948	1,486
Municipal securities	17,662	237	316	7	17,978	244
Equity securities	—	—	12,032	280	12,032	280

	$120,649	$1,860	$27,677	$558	$148,326	$2,418

At December 31, 2003	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$22,724	$318	$392	$7	$23,116	$325
Federal agencies	42,403	265	—	—	42,403	265
Municipal securities	2,141	11	—	—	2,141	11
Equity securities	11,796	144	—	—	11,796	144

	$79,064	$738	$392	$7	$79,456	$745

Investment securities with a total carrying value of $16,435,000 were pledged at December 31, 2004 to secure FHLB advances and a letter of credit. No investment securities were pledged at December 31, 2003.

No investment securities were sold during 2004. Gross gains of $41,000 and $1,247,000 and gross losses of $0 and $3,272,000 resulting from sales of available-for-sale securities were realized for 2003 and 2002.

All available-for-sale debt securities were transferred to held to maturity during 2004. The net unrealized gains on the securities at the date of transfer to the held-to-maturity classification will be amortized over the remaining terms of the securities. The unamortized portion of these net unrealized gains totaled $716,000 at December 31, 2004 and is included in accumulated comprehensive income.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4. Loans

	December 31
	2004	2003
Residential mortgage loans	$93,544	$100,865
Commercial mortgage loans	76,222	76,033
Construction mortgage loans	13,339	18,035
Installment loans	3,898	7,058
Commercial loans	14,334	7,672
Loans secured by deposits	506	811

	201,843	210,474

Deduct
Undisbursed loan proceeds	1,966	2,271
Deferred loan costs, net	405	318
Allowance for loan losses	3,128	3,744

	5,499	6,333

	$196,344	$204,141

Loans being serviced by the Company for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, totaled approximately $179,596,000, $193,016,000 and $177,392,000 as of December 31, 2004, 2003 and 2002. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2004 and 2003 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2004 and 2003.

	Year Ended December 31
	2004	2003	2002
Mortgage servicing rights
Balance at beginning of year	$1,313	$1,197	$1,012
Servicing rights capitalized	157	727	597
Amortization of servicing rights	(251)	(611)	(412)

Balance at end of year	$1,219	$1,313	$1,197

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

At December 31, 2004 and 2003, the Company had outstanding commitments to originate loans of approximately $18,512,000 and $2,845,000. The outstanding commitments for 2004 were primarily for commercial real estate loans and the outstanding commitments for 2003 were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $23,268,000 and $21,409,000 of conditional commitments for lines of credit receivables at December 31, 2004 and 2003. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $4,412,000 and $3,584,000 of letters of credit outstanding at December 31, 2004 and 2003. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

5. Allowance for Loan Losses

	Year Ended December 31
	2004	2003	2002
Balance at beginning of year	$3,744	$8,666	$1,730
Provision for losses	392	6,440	7,300
Charge-offs	(1,134)	(11,394)	(388)
Recoveries	126	32	24

Net charge-offs	(1,008)	(11,362)	(364)

Balance at end of year	$3,128	$3,744	$8,666

At December 31, 2004 and 2003, impaired loans totaled $5,994,000 and $6,952,000 with an allocation of the allowance for loan losses of $1,014,000 and $1,304,000.

Interest of $77,000, $154,000, and $119,000 was recognized on average impaired loans of $5,437,000, $14,471,000, and $11,076,000 for 2004, 2003, and 2002. All interest recognized on impaired loans during 2004, 2003, and 2002 was on a cash basis.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $144,000 and $74,000. Non-accruing loans at December 31, 2004 and 2003 were $5,736,000 and $8,383,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

6. Premises and Equipment

	December 31
	2004	2003
Land	$1,573	$1,814
Land improvements	497	502
Office buildings	7,991	7,498
Furniture and equipment	4,472	4,048
Automobiles	98	98

	14,631	13,960
Less accumulated depreciation	6,665	6,073

	$7,966	$7,887

7. Goodwill

During 2002, the Company changed its method of accounting and financial reporting for goodwill and other intangible assets by adopting the provisions of SFAS No. 142.

During 2003, $727,000 of goodwill was eliminated in connection with the sale of two Ohio branches. On September 29, 2003, the branches located in Deer Park and Landen, Ohio were sold to Peoples Community Bancorp, Inc. of West Chester, Ohio. The transaction included the Company’s real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, the Company conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches’ savings deposits. The Company retained and will continue to service certain single family residential mortgages originated in those locations.

8. Deposits

	December 31
	2004	2003
Demand	$144,456	$127,945
Savings	27,496	30,558
Certificates of $100,000 or more	27,543	27,212
Other certificates	144,552	160,029

	$344,047	$345,744

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Certificates maturing in years ending after December 31, 2004:

2005	$98,374
2006	32,322
2007	18,900
2008	12,473
2009	5,474
Thereafter	4,552

$172,095

Interest paid on deposits approximated deposit interest expense in 2004, 2003 and 2002.

9. Borrowings

Borrowings at December 31, 2004 and 2003 include Federal Home Loan Bank advances totaling $40,040,000 and $9,630,000 with a weighted-average rate of 3.70% and 5.38%. The advances are secured by a combination of first-mortgage loans, investment securities and overnight deposits. Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2004 and 2003 also include a note payable for $350,000 and $600,000 to another financial institution with a rate of 3.75% and 3.50%. The note is secured by the outstanding common stock of the Bank. The note outstanding at December 31, 2003 was due at July 24, 2004 and was renewed at that date to January 24, 2005.

Interest paid on borrowings was $1,221,000, $414,000 and $3,092,000 for 2004, 2003 and 2002.

Maturities in years ending December 31
2005	$10,349
2006	2,804
2007	2,250
2008	2,062
2009	2,550
Thereafter	20,375

$40,390

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

10. Income Taxes

	December 31
	2004	2003
Deferred tax assets
Deferred compensation	$514	$404
General loan loss reserves	1,283	1,526
Net unrealized loss on securities available for sale	—	22
Reserve for uncollected interest	274	335
State and federal net operating loss carryfoward and tax credits carryfoward	1,442	390
Benefit plans	117	—

	3,630	2,677

Deferred tax liabilities
FHLB stock dividends	(760)	(608)
Tax bad debt reserves	(23)	(23)
Deferred loan fees	(42)	(35)
Mortgage servicing rights	(506)	(525)
Net unrealized gains on securities available for sale	(151)	—
Deferred state tax	(295)	(155)
Depreciation	(210)	(220)
Prepaid expenses	(66)	—
Benefit plans	—	(74)
Other	(21)	(16)

	(2,074)	(1,656)

Net deferred tax asset	$1,556	$1,021

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31
	2004	2003	2002
Statutory federal tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal tax benefit	(18.4)	0.9	(4.5)
Tax credits	(17.2)	(4.9)	(2.9)
Cash value of life insurance	(27.3)	(7.5)	(5.5)
Municipal securities	(23.7)	(0.9)	—
Disposition/amortization of goodwill	—	8.8	0.6
Other	3.0	1.1	1.3

Effective tax rate	(49.6)%	31.5%	(45.0)%

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The provision (credit) for income taxes consists of the following:

	Year Ended December 31
	2004	2003	2002
Federal
Current	$235	$(903)	$702
Deferred	(443)	1,963	(2,840)

	(208)	1,060	(2,138)

State
Current	—	56	94
Deferred	(265)	(6)	(475)

	(265)	50	(381)

	$(473)	$1,110	$(2,519)

As of December 31, 2004, the Company had approximately $9,500,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2004, the Company had approximately $262,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2004, the Company had approximately $417,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2024. The tax credits begin to expire in 2023. Management believes that the Company will be able to utilize the loss carryforwards and credits within the allotted time periods.

The Company paid no state and federal taxes in 2004. The Company paid $1,503,000 and $290,000 of state and federal income taxes in 2003 and 2002.

11. Employee Benefits

The Company is a participating employer in a multi-employer defined-benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. Since the defined-benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. The Company froze the defined-benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company will continue to make contributions to meet required funding obligations. Pension expense for the plans totaled $932,000, $768,000 and $215,000 in 2004, 2003 and 2002.

The Company has arrangements that provide retirement and death benefits to certain officers and directors. The liability for these benefits totaled $1,222,000, $991,000 and $744,000 in 2004, 2003 and 2002. In connection with these and other benefits, life insurance has been purchased with the proceeds from the policies to be utilized for the payment of benefits.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Under the 1987 Stock Option Plan and the 1996 Stock Option and Incentive Plan (“1996 Plan”), which are accounted for under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations, the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. Plan terms permit certain nonincentive stock options to be granted at less than market value at plan committee discretion. Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans. The period for exercising options shall not exceed ten years from the date of grant. The plans also permit grants of stock appreciation rights. An amendment of the 1996 Plan extended the plan’s term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. During 2004, an adjustment was made to the number of options outstanding due to a previous stock split not reflected in certain awards.

The following is a summary of the status of the Company’s stock option plans and changes in those plans as of and for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31
	2004		2003		2002
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	195,052	$14.29	199,022	$14.27	203,510	$14.37
Granted	161,232	14.87	—	—	22,000	14.25
Exercised	(2,700)	12.66	(825)	9.43	(9,713)	14.15
Forfeited/expired	(6,134)	14.14	(3,145)	14.30	(16,775)	17.81
Other adjustments	14,660	—	—	—	—	—

Outstanding at end of year	362,110	13.98	195,052	14.29	199,022	14.27

Options exercisable at year end	292,610	13.79	187,052	14.29	187,022	14.27
Weighted-average fair value of options granted during the year		1.14		—		1.58

As of December 31, 2004, selected other information in exercise price ranges for options outstanding and exercisable is as follows:

Outstanding				Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$9.10 - 12.53	74,773	$10.05	1.2 years	74,773	$10.05
13.05 - 18.30	287,337	15.01	6.7 years	217,837	15.08

There were 58,776 shares under the 1996 Plan available for grant at December 31, 2004.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

	2004	2002
Risk-free interest rates	3.4% - 4.1%	3.3%
Dividend yields	4.1% - 4.2%	4.7%
Expected volatility factors of market price of common stock	11.5% -11.6%	18.4%
Weighted-average expected life of the options	8 years	10 years

The proforma effect on net income is disclosed in Note 1.

12. Shareholders’ Equity

The payment of dividends by the Company depends substantially upon receipt of dividends from the Bank, which is subject to various regulatory restrictions on the payment of dividends. Under current regulations, the Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause its net worth to be reduced below regulatory capital requirements or the amount required for its liquidation accounts.

In addition, without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by the Bank to pay dividends in excess of this restriction and the Company’s Board of Directors have resolved not to cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2004, the shareholder’s equity of the Bank was $38,830,000. The memorandum of understanding entered into by the Bank with the FDIC and the DFI in the second quarter of 2002 requires approval by the DFI to pay dividends to the Company.

13. Earnings (Loss) Per Share

	Year Ended December 31
	2004			2003			2002
	Income	Weighted- Average Shares	Per Share Amount	Loss	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings (Loss) Per Share
Income (loss) available to common shareholders	$1,426	3,149,384	$0.45	$2,418	3,148,164	$0.77	$(3,075)	3,147,301	$(0.98)

Effect Of Dilutive Stock Options	—	31,766		—	3,412		—	—

Diluted Earnings (Loss) Per Share
Income (loss) available to common shareholders and assumed conversions	$1,426	3,181,150	$0.45	$2,418	3,151,576	$0.77	$(3,075)	3,147,301	$(0.98)

Options to purchase 34,100, 131,700 and 199,022 shares of common stock at exercise prices of $16.75 to $18.30, $14.25 to $18.30 and $9.43 to $18.30 per share were outstanding at December 31, 2004, 2003 and 2002 but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2004	2003	2002
Unrealized gains (losses) on securities available for sale	$(219)	$(895)	$10
Unrealized gains on securities transferred from available for sale to held to maturity	896	—	—
Amortization of unrealized gains on securities transferred from available for sale to held to maturity	(180)	—	—
Reclassification for realized amount included in income	—	41	(2,025)

Other comprehensive income (loss), before tax effect	497	(936)	2,035
Tax expense (benefit)	173	(359)	801

Other comprehensive income (loss)	$324	$(577)	$1,234

15. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures. The capital category assigned can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity’s activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2004 and 2003, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2004, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2004
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$20,901	15.37%	$40,161
Tier 1 capital (to risk-weighted assets)	4.0	10,451	14.17	37,033
Core capital (to adjusted total assets)	3.0	13,029	8.53	37,033
Core capital (to adjusted tangible assets)	2.0	8,686	8.53	37,033
Tangible capital (to adjusted total assets)	1.5	6,514	8.53	37,033

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	December 31, 2003
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$19,882	16.42%	$40,819
Tier 1 capital (to risk-weighted assets)	4.0	9,941	15.17	37,705
Core capital (to adjusted total assets)	3.0	12,057	9.38	37,705
Core capital (to adjusted tangible assets)	2.0	8,038	9.38	37,705
Tangible capital (to adjusted total assets)	1.5	6,028	9.38	37,705

During the second quarter of 2002, the Bank entered into a memorandum of understanding (the “MOU”) with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, require greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank’s profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in an examination report by the FDIC and DFI. While the MOU is in effect, the Bank must maintain Tier 1 capital at or above 7% of assets.

The Company’s Board of Directors have adopted resolutions providing that the Company will not cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter, that the Company will not incur additional debt without prior Federal Reserve approval, and that the Company will not purchase any treasury stock. The resolutions remain in effect until the MOU is lifted.

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

Retained earnings at December 31, 2004, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the estimates of fair value of financial instruments:

	December 31
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$17,053	$17,053	$14,549	$14,549
Investment securities held to maturity	158,322	156,294	—	—
Investment securities available for sale	12,032	12,032	137,788	137,788
Loans	196,344	198,438	204,141	206,589
Interest receivable	2,110	2,110	2,037	2,037
Stock in FHLB	7,265	7,265	6,948	6,948
Cash value of life insurance	20,472	20,472	19,705	19,705

Liabilities
Deposits	344,047	343,273	345,744	346,897
Borrowings	40,390	39,927	10,230	10,591
Interest payable	351	351	210	210
Drafts payable	2,327	2,327	3,477	3,477

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents, Stock in FHLB and Cash Value of Life Insurance: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31
	2004	2003
Balance Sheets
Assets
Cash	$562	$22
Advances to subsidiaries	—	1,746
Investment in Bank	38,830	38,325
Investments in affiliates	361	382
Other assets	152	11

	$39,905	$40,486

Liabilities and shareholders’ equity
Notes payable, other	$350	$600
Other liabilities	912	1,012
Shareholders’ equity	38,643	38,874

	$39,905	$40,486

	Year Ended December 31
	2004	2003	2002
Statements of Operations
Dividends from Bank	$1,400	$3,300	$1,500
Interest income	3	8	6

	1,403	3,308	1,506
Operating expense	500	525	489

Income before income tax benefit and equity in undistributed income of Bank	903	2,783	1,017

Income tax benefit	363	404	356

	1,266	3,187	1,373

Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	160	(769)	(4,448)

Net Income (Loss)	$1,426	$2,418	$(3,075)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31
	2004	2003	2002
Statements of Cash Flows
Operating Activities
Net income (loss)	$1,426	$2,418	$(3,075)
Items not requiring (providing) cash
Equity in undistributed income of subsidiaries and affiliates	(160)	769	4,448
Other adjustments	(240)	828	(368)

Net cash provided by operating activities	1,026	4,015	1,005

Investing Activity - changes in advances to subsidiaries	1,746	(1,746)	1,341

Financing Activities
Repayment of notes payable to subsidiaries	—	—	(243)
Repayment of other borrowings	(250)	(240)	(90)
Cash dividends paid	(2,016)	(2,015)	(2,014)
Purchase of common stock	—	—	(137)
Proceeds from exercise of stock options	34	8	137

Net cash used in financing activities	(2,232)	(2,247)	(2,347)

Change in cash	540	22	(1)
Cash at beginning of year	22	—	1

Cash at end of year	$562	$22	$—

18. Subsequent Events

On November 12, 2004, the Company reached a settlement in its litigation against American Motorist Insurance Company (“AMICO”). The litigation pertained to the stream of lease payments the Bank purchased from Commercial Money Center for approximately $12,000,000 and the surety bonds issued by AMICO and RLI Insurance Company to guarantee the income stream of those leases. Under the terms of the agreement in November 2004, AMICO paid $2,300,000 into an escrow account in full settlement of the case. Release of the funds from escrow was contingent on AMICO not filing for bankruptcy for 90 days. The funds were released from escrow to the Bank on March 11, 2005 and the settlement was recognized by the Company at that time.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

19. Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total interest income	$4,705	$4,369	$4,566	$4,691
Total interest expense	1,744	1,802	1,897	2,123
Net interest income	2,961	2,567	2,669	2,568
Provision for loan losses	150	50	75	117
Net income	471	435	412	108

Basic earnings per share	0.15	0.14	0.13	0.03

Diluted earnings per share	0.15	0.14	0.13	0.03

Dividends declared per share	0.16	0.16	0.16	0.16

Stock price range
High	17.00	17.28	17.15	16.50
Low	14.50	14.56	14.30	14.50

2003
Total interest income	$6,188	$6,412	$5,636	$4,860
Total interest expense	3,060	2,817	2,392	1,797
Net interest income	3,128	3,595	3,244	3,063
Provision for loan losses	150	1,400	4,790	100
Net income	755	96	952	615

Basic earnings per share	0.24	0.03	0.30	0.20

Diluted earnings per share	0.24	0.03	0.30	0.19

Dividends declared per share	0.16	0.16	0.16	0.16

Stock price range
High	12.99	14.56	15.56	16.00
Low	11.36	11.96	13.13	14.50

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of the Company, the Audit Committee and the audit committee financial expert is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement for the 2005 Annual Meeting of Shareholders (“Proxy Statement”). Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1. Business — Executive Officers” in Part I of this annual report on Form 10-K.

Information concerning compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page of this Form 10-K and the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting and financial officer and senior executive officers. The Code of Ethics is posted on the Company’s Internet Web site at www.ameriana.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s Code of Ethics by posting such information on its Internet Web site at www.ameriana.com.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

Equity Compensation Plan Information. The following table sets forth certain information with respect to the Company’s equity compensation plans as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	362,110	$13.98	58,776

Equity compensation plans not approved by security holders	—	—	—

Total	362,110	$13.98	58,776

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal II – Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2004

Consolidated Statements of Shareholders’ Equity for Each of the Three Years in the Period Ended December 31, 2004

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Report and is also the Exhibit Index.

No.	Description
3 (i)	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3 (ii)	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.1*	Ameriana Bancorp 1987 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 1990 and May 17, 1996)

10.2*	Employment Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Harry J. Bailey (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.3*	Employment Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.4*	Employment Agreement, dated January 1, 2004, between Ameriana Bank and Trust and Bradley L. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.5*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.6*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999, between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.7*	Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.8*	Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.9*	Executive Supplemental Retirement Plan Agreement Amendment, dated December 5, 2003, between Ameriana Bank of Indiana, F.S.B. and Harry J. Bailey (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.10*	Executive Supplemental Retirement Plan Agreement Amendment, dated December 5, 2003, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.11*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

21	Subsidiaries

23	Consent of BKD LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 25, 2005

	By:	/s/ Harry J. Bailey
Harry J. Bailey
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Harry J. Bailey	March 25, 2005
Harry J. Bailey
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bradley L. Smith	March 25, 2005
Bradley L. Smith
Senior Vice President - Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Paul W. Prior	March 25, 2005
Paul W. Prior
Chairman of the Board and Director

By:
Donald C. Danielson
Director

By:
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 25, 2005
R. Scott Hayes
Director

By:
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 25, 2005
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 25, 2005
Ronald R. Pritzke
Director