Form 10-Q
period 2005-03-31
AMERIANA BANCORP
filed 2005-05-16
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                  to

Commission File Number: 0-18392

AMERIANA BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1782688
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2118 Bundy Avenue, New Castle, Indiana	47362-1048
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 529-2230

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

At March 31, 2005, the registrant had 3,155,204 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash on hand and in other institutions	$5,021	$8,645
Interest-bearing demand deposits	6,725	8,408

Cash and cash equivalents	11,746	17,053
Investment securities held to maturity (fair value of $166,942 and $156,294)	170,718	158,322
Investment securities available for sale	12,022	12,032
Loans, net of allowance for loan losses of $3,350 and $3,128	193,513	196,344
Premises and equipment	7,715	7,966
Stock in Federal Home Loan Bank	7,343	7,265
Goodwill	564	564
Cash value of life insurance	20,627	20,472
Other assets	7,407	8,535

Total assets	$431,655	$428,553

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$16,288	$19,649
Interest-bearing	328,893	324,398

Total deposits	345,181	344,047
Borrowings	41,092	40,390
Drafts payable	2,637	2,327
Other liabilities	3,921	3,146

Total liabilities	392,831	389,910

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued and outstanding – 3,155,204 and 3,150,988 shares	3,155	3,151
Additional paid-in capital	548	537
Retained earnings	34,926	34,670
Accumulated other comprehensive income	195	285

Total shareholders’ equity	38,824	38,643

Total liabilities and shareholders’ equity	$431,655	$428,553

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest Income
Interest and fees on loans	$3,118	$3,448
Interest on mortgage-backed securities	439	346
Interest on investment securities	919	756
Other interest and dividend income	181	155

Total interest income	4,657	4,705

Interest Expense
Interest on deposits	1,843	1,529
Interest on borrowings	388	215

Total interest expense	2,231	1,744

Net Interest Income	2,426	2,961
Provision (adjustment) for loan losses	(2,050)	150

Net Interest Income After Provision for Loan Losses	4,476	2,811

Other Income
Other fees and service charges	380	312
Brokerage and insurance commissions	336	340
Gains on sales of loans and servicing rights	46	78
Increase in cash value of life insurance	155	212
Gain on sale of land	177	—
Other	64	36

Total other income	1,158	978

Other Expense
Salaries and employee benefits	3,213	2,150
Net occupancy expense	197	172
Furniture and equipment expense	213	210
Legal and professional fees	325	145
Data processing expense	130	123
Printing and office supplies	41	68
Other	582	483

Total other expense	4,701	3,351

Income Before Income Taxes	933	438
Income tax expense (benefit)	173	(33)

Net Income	$760	$471

Basic and Diluted Earnings Per Share	$0.24	$0.15

Dividends Declared Per Share	$0.16	$0.16

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	$3,151	$537	$34,670	$285	$38,643
Net income	—	—	760	—	760
Change in unrealized gain on available-for-sale securities	—	—	—	(90)	(90)

Comprehensive income					670
Exercise of stock options	4	11	—	—	15
Tax benefit related to exercise of non-qualified stock options	—	—	1	—	1
Dividends declared ($0.16 per share)	—	—	(505)	—	(505)

Balance at March 31, 2005	$3,155	$548	$34,926	$195	$38,824

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$760	$471
Items not requiring (providing) cash
Provision (adjustment) for losses on loans	(2,050)	150
Depreciation and amortization	368	307
Increase in cash value of life insurance	(155)	(212)
Mortgage loans originated for sale	(2,021)	(5,612)
Proceeds from sale of mortgage loans	2,384	5,972
Gains on sale of loans and servicing rights	(46)	(77)
Increase (decrease) in drafts payable	310	(436)
Other adjustments	1,138	1,478

Net cash provided by operating activities	688	2,041
Investing Activities
Purchase of investment securities held to maturity	(14,913)	(12,741)
Principal collected on mortgage-backed securities held to maturity	2,324	—
Purchase of investment securities available for sale	(107)	(6,442)
Proceeds from maturities/calls of securities available for sale	—	16,154
Principal collected on mortgage-backed securities available for sale	—	2,345
Net change in loans	4,854	8,637
Net purchases of premises and equipment	(39)	(287)
Purchase of Federal Home Loan Bank stock	(78)	(85)
Other investing activities	352	14

Net cash provided by (used in) investing activities	(7,607)	7,595

Financing Activities
Net change in demand and savings deposits	1,697	11,625
Net change in certificates of deposit	(563)	(7,728)
Net change in short-term borrowings	(4,250)	1,685
Proceeds from borrowings	6,000	18,625
Repayment of borrowings	(1,048)	(475)
Exercise of stock options	15	6
Net change in advances by borrowers for taxes and insurance	266	184
Cash dividends paid	(505)	(504)

Net cash provided by financing activities	1,612	23,418

Change in Cash and Cash Equivalents	(5,307)	33,054
Cash and Cash Equivalents at Beginning of Year	17,053	14,549

Cash and Cash Equivalents at End of Quarter	$11,746	$47,603

Supplemental information
Interest paid	$1,365	$977
Income taxes paid	—	—

See notes to consolidated condensed financial statements.

(4)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly owned subsidiary, Ameriana Bank and Trust, SB (the “Bank”). The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana, which offers a full line of credit, related insurance products. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AFS has a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AIMI manages the Bank’s investment portfolio.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the twelve month period ended December 31, 2004.

NOTE B — SHAREHOLDERS’ EQUITY

On February 28, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share. This dividend, totaling $505,000, was accrued for payment to shareholders of record on March 11, 2005, and was paid on March 31, 2005. Payment was made for 3,155,204 shares, compared to 3,150,988 the previous quarter. Stock options totaling 4,216 shares were exercised during the first quarter of 2005.

(5)

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended March 31,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$760	3,152,994	$0.24	$471	3,148,552	$0.15

Effect of dilutive stock options	—	21,291		—	20,444

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$760	3,174,285	$0.24	$471	3,168,996	$0.15

Options to purchase 49,832 and 34,100 shares of common stock at exercise prices of $14.99 to $18.30 and $16.75 to $18.30 per share were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D — STOCK-BASED COMPENSATION

We have stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	(In thousands, except share data) Three Months Ended March 31,
	2005	2004
Net income, as reported	$760	$471
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(10)	—

Pro-forma net income	$750	$471

Earnings per share:
Basic and diluted as reported	$0.24	$0.15
Basic and diluted pro-forma	0.24	0.15

NOTE E — PENSION EXPENSE

We are a participating employer in a multi-employer defined-benefit pension plan, which covers substantially all full-time employees of the Company. On June 30, 2004, the Company froze the defined-benefit plan and discontinued the accrual of benefits beyond what was already earned to that date. In March 2005, we made a voluntary payment of $1,100,000 to the defined-benefit pension plan to fund a portion of our liability. The payment was made to improve our funded status, which should reduce the overall Normal Cost under the plan and provide greater flexibility in meeting minimum funding requirements in future periods. Total pension expense recognized for the first quarter of 2005 was $1,351,000 as compared to $228,000 in the first quarter of 2004.

(6)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements, and the future impact of accounting standards that have been issued but are not yet effective. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and our reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. These statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets or interest rates; changes in real estate values and the real estate market or regulatory changes.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

EXECUTIVE SUMMARY

Our net income for the first quarter of 2005 was $760,000 or $0.24 per diluted share compared to $471,000 or $0.15 per diluted share for the same period last year. The most significant events during the quarter consisted of a partial recovery on one of the lease pools previously charged off and a voluntary payment to fund our pension liability.

In February, we received a $2.3 million recovery on the lease pool insured by American Motorist Insurance Company (“AMICO”). In 2002 and 2003 we charged off this investment of $5.5 million. The recovery was credited to the allowance for loan losses and resulted in a favorable provision adjustment of $2.1 million for the quarter. The litigation against RLI Insurance Company (“RLI”) continues. RLI is the surety for the other $5.5 million lease pool, which was also charged off in full during the same period.

We also made a voluntary payment of $1.1 million towards our pension liability. We will not have another required pension contribution until at least July 2006.

There were other notable events during the quarter. We sold land for a gain of $177,000. We contributed $70,000 to the city of Anderson, Indiana that was part of the disposition of a loan classified as nonaccrual. Professional fees during the quarter included $145,000 for consulting engagements to improve operational efficiencies and a direct mail marketing campaign. The insurance agency recorded bonus income of $104,000 for the quarter due to favorable insurance claims.

We have a deferred state tax asset that is primarily the result of operating losses in 2004 and 2003 for state tax purposes. Starting in 2005, we recorded a valuation allowance against our current period state income tax benefit due to our concern that we may not be able to use more than the $800,000 tax asset already recorded on the books without modifying the use of our investment subsidiary. Operating income from our investment subsidiary, AIMI, is not subject to state income taxes under current state law, and is the primary reason for the tax asset.

Interest rate spreads compressed further in the first quarter of 2005. The net interest margin on a fully taxable equivalent basis declined to 2.50% in the first quarter of 2005 compared to 3.20% experienced in the same period in 2004. The compressed spread was primarily the result of a flattening yield curve that results in our interest-costing liabilities repricing to current market rates faster than our interest-earning assets. In addition, the continued slowdown in mortgage loan refinancing has shifted the composition of our interest-earning assets from loans to lower-yielding securities.

(7)

To address the decline in spreads, our strategy is to increase commercial and residential real estate portfolio lending. To accomplish this we added a commercial loan officer and have restructured our mortgage lending operations, which includes the addition of mortgage lending specialists to our staff. We anticipate loan volume improvement in the second half of this year.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Our significant accounting policies are described in detail in the Notes to the Consolidated Financial Statements for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. Our financial position and results of operations can be affected by these estimates and assumptions. Therefore, an understanding of these estimates and assumptions is integral to understanding our reported results. Critical accounting policies are those policies that we believe are the most important to the portrayal of our financial condition and results, and they require us to make estimates that are difficult, subjective or complex.

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses in our loan portfolio. We evaluate the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect our estimates of specific and expected losses, including volatility of default probabilities, rating changes, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

We determine the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and actual loss experience. The allowance recorded for other types of loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of our analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors that can affect the adequacy of our allowance for loan losses. We estimate a range of inherent losses related to the existence of these exposures. The estimates are based upon our evaluation of the imprecision of determining the risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage Servicing Rights. Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Goodwill and Other Intangibles. We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS No. 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using straight-line and accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded, and subsequent impairment analysis, requires us to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

(8)

FINANCIAL CONDITION

Assets totaled $431.7 million at March 31, 2005, an increase of $3.1 million, or 0.7%, from $428.6 million at December 31, 2004.

Cash balances declined $3.6 million during the quarter as a result of a deposit reclassification program implemented in the first quarter, which enabled us to lower our cash reserves at the Federal Reserve Bank. The deposit reclassification program allowed us to reclassify a portion of our transaction accounts to non-transaction accounts, which have lower cash reserve requirements. Investments held to maturity increased $12.4 million during the quarter primarily due to the purchase of three pools of mortgage-backed securities totaling $14.9 million with an average duration of 3.5 years. Cash and cash equivalents, loan payoffs, and FHLB advances provided the funds used to purchase the securities.

Loans decreased $2.8 million during the quarter primarily due to low mortgage loan volume.

Noninterest-bearing deposits declined $3.4 million during the quarter primarily due to funds for the $2.3 million settlement with AMICO that was held in escrow at the Bank at the start of the period and withdrawn in the first quarter of 2005. Interest-bearing deposits increased $4.5 million during the quarter primarily from an increase in our super NOW account, the “A+ Money Manager.” Overall deposits increased $1.1 million during the quarter.

Borrowings increased $702,000 due to new FHLB advances of $6.0 million reduced by borrowings repaid.

Equity increased $181,000 during the period. Retained earnings increased $256,000 primarily due to net income of $760,000 offset by the payment of dividends at $0.16 per share totaling $505,000. Common stock and additional paid-in capital increased $15,000 due to stock options exercised during the quarter. Accumulated comprehensive income declined $90,000 due to the change in securities that were marked-to-market.

RESULTS OF OPERATIONS

Net income for the first quarter of 2005 was $760,000 or $0.24 per diluted share compared to $471,000 or $0.15 per diluted share for the same period last year. The increase was primarily due to a $2.3 million recovery of a lease pool that was previously charged-off partially offset by a $1.1 million voluntary payment towards our pension liability.

Net interest income declined $535,000, or 18.1%, in the first quarter of 2005 compared to the first quarter of 2004. The decline in net interest income was primarily due to the flattening yield curve as a result of short-term interest rates rising faster than longer-term interest rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets. For a further discussion on interest rate risk see “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

The composition of interest-earning assets also significantly affected our net interest income. Average loans during the first quarter of 2005 made up 51.8% of total interest-earning assets. Loans typically earn higher interest rates than investments; therefore, a greater percentage of loans relative to other interest-earning assets would generally result in higher net interest income.

Tax-exempt interest for the first quarter of 2005 was $178,000 compared to $108,000 for the first quarter of 2004. The tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for the quarter, remained fairly stable, declining $12,000 compared to the same period of the prior year. This decrease was the result of a decline in yield on interest-earning assets of 27 basis points partly offset by an $18.7 million increase in average interest-earning assets. Total interest expense for the quarter increased $487,000 compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 43 basis points and a $20.1 million increase in average interest-bearing liabilities.

(9)

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(In thousands) Three Months Ended March 31,
	2005	2004
Balance at beginning of year	$3,128	$3,744
Provision (adjustment) for losses	(2,050)	150
Charge-offs	(77)	(722)
Recoveries	2,349	54

Net recoveries (charge-offs)	2,272	(668)

Balance at end of period	$3,350	$3,226

Allowance to total loans	1.70%	1.62%

Allowance to non-performing loans	0.58%	0.26%

We had a positive provision adjustment of $2.1 million during the first quarter of 2005 as a result of a $2.3 million recovery on one of the two lease pools previously reserved and then charged off in 2002 and 2003. This compares to a provision expense of $150,000 in the first quarter of 2004. Charge-offs were $77,000 for the first three months of 2005 compared to $722,000 for the same period in 2004. The higher charge-offs in the first three months of 2004 were due primarily to the charge-off of one commercial loan totaling $509,000.

The following table summarizes the Company’s non-performing assets:

	(in thousands) March 31,
	2005	2004
Loans accounted for on a non-accrual basis	$5,061	$7,649
Accruing loans contractually past due 90 days or more	747	4,594

Total of non-accrual and 90 days past due loans	$5,808	$12,243

Percentage of total net loans	3.00%	6.24%

Other non-performing assets (1)	$479	$600

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans declined $6.4 million at March 31, 2005 compared the previous period. Most of the decline was in accruing loans contractually past due 90 days or more. This was due to a $4.6 million commercial real estate loan to a single borrower that was brought current in May 2004. The decline in non-accrual loans was mostly due to the work out of commercial real estate loans. Most of the non-accrual loans at March 31, 2005 are commercial real estate loans to two borrowers, one for loans to a builder-developer totaling $1.8 million and another loan for a condominium project for $2.5 million. We anticipate that these non-accrual loans to the two borrowers will be worked out by the end of the year.

(10)

Other income increased to $1.2 million for the first quarter of 2005 from $1.0 million for the same period in 2004. The increase was primarily due to the sale of land we owned in Greenfield, Indiana, for a profit of $177,000. Gain on sale of loans and servicing rights declined $32,000 in the first quarter of 2005 compared to the same period in 2004, due to a decline in mortgage loans sold during the period. Other fees and service charges increased $68,000 in the first quarter of 2005 over the prior period. The increase was primarily due to higher deposit service charge income mainly from a new program that allows qualified depositors to overdraw their checking account. Increase in cash surrender value of life insurance was $57,000 lower in the first quarter of 2005 compared to the same period in 2004, due primarily to lower investment rates.

Other expense increased to $4.7 million for the first quarter of 2005 from $3.4 million for the same period in 2004. The increase was primarily due to the $1.1 million voluntary payment towards our pension liability, in addition to increased legal and professional fees due to $145,000 in consulting expenses for operational efficiencies and marketing and $70,000 in charitable contributions.

Income taxes were $173,000 for the first quarter of 2005 compared to a tax benefit of $33,000 in the prior period. The difference was due to higher federal taxable income in the first quarter of 2005 and the valuation allowance for state income tax benefits accrued in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial instruments. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the three months ended March 31, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan principal repayments and new deposits have been our principal sources of liquid funds. In addition, we have the ability to obtain funds through the sale of new mortgage loans and through borrowings from the FHLB system. We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

At March 31, 2005, we had $15.1 million in loan commitments outstanding and $29.4 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of March 31, 2005 totaled $101.8 million, or 29.5% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2006. However, based on past experiences, we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and purchase of securities. In the first quarter of 2005, we originated $23.2 million of loans and purchased $15.0 million of securities. In the first quarter of 2004, we originated $22.0 million of loans and purchased $19.1 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and our local competitors and other factors. We had FHLB advances of $40.8 million and $29.7 million for the quarter ended March 31, 2005 and 2004, respectively.

We are subject to various regulatory capital requirements administered by the FDIC including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2005, we exceeded all of regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

(11)

CURRENT ACCOUNTING ISSUES

In December 2004, the Financial Accounting Standards Board issued an amendment to SFAS 123 (“SFAS 123R”) which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value based method. The effective date of SFAS No. 123R is the beginning of our next fiscal year, January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, we will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under the prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro-forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro-forma disclosures required for those periods by SFAS 123.

We are currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believe the adoption of SFAS 123R will not result in a material impact on our results of operations or financial condition.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.ameriana.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. Information on our website should not be considered a part of this Form 10-Q.

(12)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are subject to interest rate risk to the degree that our interest-bearing liabilities, primarily deposits and borrowings from the FHLB, mature or reprice at different rates than our interest-earning assets. Although having liabilities that mature or reprice more frequently on average than assets may not be beneficial in times of rising interest rates, such an asset/liability structure could result in higher net income during periods of declining interest rates, unless offset by other factors.

The Asset-Liability Management Committee and the Board of Directors review our exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan, deposit, borrowings and market information to estimate fair values of assets and liabilities using discounted cash flows. The difference between our estimated fair value of assets and the estimated fair value of liabilities is the fair value of equity, also referred to as net present value of equity (“NPV”). The change in the NPV is calculated at different interest rate intervals. This tests the interest rate risk exposure from movements in interest rates to determine the change in our NPV. The model also tests the impact various interest rate scenarios have on net interest income and net income over a stated period of time (one year, for example).

The model uses a number of assumptions, including the relative levels of market interest rates and prepayments or extension in maturity and repayment in loans, mortgage backed securities and collateral mortgage obligations, and certain types of callable investments. These computations do not contemplate actions we may undertake to reposition the assets and liabilities, and should not be relied upon as indicative of actual results. In addition, certain shortcomings are inherent in the model of computing NPV. Should interest rates remain or decrease below present levels, the portion of adjustable-rate loans could decrease in future periods due to loan refinancing or payoff activity. If interest rates change, pre-payment levels would likely be different from those assumed in the model and the ability of borrowers to repay their adjustable-rate loans may decrease during rising interest rate environments.

The information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of March 31, 2005.

	Net Portfolio Value			NPV as Percent of Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
+200 bp *	$42,765	$(5,522)	(11.44)%	10.21%	(94) bp
Base or 0%	48,287	—	—	11.15	—
-200 bp	51,367	3,080	6.38	11.50	35 bp

*	basis points

The interest rate risk position of the Bank for the prior period ending March 31, 2005 was within the Bank’s risk parameters specified in its interest rate risk policy.

(13)

The information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2004.

	Net Portfolio Value			NPV as Percent of Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
+200 bp *	$42,271	$(4,629)	(9.87)%	10.11%	(75) bp
Base or 0%	46,900	—	—	10.86	—
-200 bp	48,329	1,429	3.05	10.87	1 bp

*	basis points

The interest rate risk position of the Bank for the prior period ending December 31, 2004 was within the Bank’s risk parameters specified in its interest rate risk policy.

There are several factors that affected the change in the risk of NPV at March 31, 2005 compared to December 31, 2004 as shown in the tables above. The changing rate environment in the first quarter of 2005, primarily the 50 bp increase in the federal funds rate and prime rate, is one factor. The change in the balances and compositions of cash, investments, loans, deposits, and borrowings caused the overall duration of assets to increase from 1.57 to 1.63 years and the duration of liabilities to decline from 1.33 to 1.24 years at December 31, 2004 and March 31, 2005, respectively. Duration is a measure of price or value sensitivity typically expressed in years. It is calculated by time-weighting the present value of an instrument’s cash flows.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

(14)

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

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

The Bank reached a settlement of its claim against AMICO. Under the terms of the agreement, in November 2004, AMICO paid $2.3 million into an escrow account in full settlement of the case, where they were held pending that AMICO was financially viability at the end of a 90-day period. AMICO was financially viable at the end of that 90-day period and the funds were released from escrow to Ameriana in February 2005.

The Company’s litigation against the other issuer, RLI, continues. It is unlikely that the litigation will be resolved in 2005.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended March 31, 2005.

ITEM 3 - Defaults Upon Senior Securities

Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5 - Other Information

Not Applicable

ITEM 6 - Exhibits

No.	Description

Exhibit 31, Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32, Section 1350 Certifications

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	May 13, 2005	/s/ Harry J. Bailey
Harry J. Bailey President and Chief Executive Officer (Duly Authorized Representative)

DATE:	May 13, 2005	/s/ Bradley L. Smith
Bradley L. Smith Senior Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)