Form 10-Q
period 2005-06-30
AMERIANA BANCORP
filed 2005-08-11
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

At August 10, 2005, the registrant had 3,161,746 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(in thousands, except share data)

	June 30, 2005 (Unaudited)	December 31, 2004
Assets
Cash on hand and in other institutions	$5,455	$8,645
Interest-bearing demand deposits	4,044	8,408

Cash and cash equivalents	9,499	17,053
Investment securities held to maturity (fair value of $164,787 and $156,294)	166,836	158,322
Investment securities available for sale	12,206	12,032
Loans, net of allowance for loan losses of $3,397 and $3,128	195,113	196,344
Premises and equipment	7,544	7,966
Stock in Federal Home Loan Bank	7,421	7,265
Goodwill	564	564
Cash value of life insurance	20,801	20,472
Other assets	8,721	8,535

Total assets	$428,705	$428,553

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$15,533	$19,649
Interest-bearing	320,336	324,398

Total deposits	335,869	344,047
Borrowings	47,387	40,390
Drafts payable	3,060	2,327
Other liabilities	3,420	3,146

Total liabilities	389,736	389,910

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued and outstanding – 3,156,155 and 3,150,988 shares	3,156	3,151
Additional paid-in capital	557	537
Retained earnings	35,152	34,670
Accumulated other comprehensive income	104	285

Total shareholders’ equity	38,969	38,643

Total liabilities and shareholders’ equity	$428,705	$428,553

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(in thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$3,207	$3,024	$6,325	$6,472
Interest on mortgage-backed securities	540	331	979	677
Interest on investment securities	928	883	1,847	1,639
Other interest and dividend income	162	131	343	286

Total interest income	4,837	4,369	9,494	9,074

Interest Expense
Interest on deposits	1,966	1,493	3,809	3,022
Interest on borrowings	394	309	782	524

Total interest expense	2,360	1,802	4,591	3,546

Net Interest Income	2,477	2,567	4,903	5,528
Provision (adjustment) for loan losses	(982)	50	(3,032)	200

Net Interest Income After Provision for Loan Losses	3,459	2,517	7,935	5,328

Other Income
Other fees and service charges	418	351	798	663
Brokerage and insurance commissions	253	252	589	592
Gains on sales of loans and servicing rights	34	95	80	173
Increase in cash value of life insurance	174	192	329	404
Gain on sale of land	—	—	177	—
Other	79	154	143	190

Total other income	958	1,044	2,116	2,022

Other Expense
Salaries and employee benefits	1,912	1,863	5,125	4,013
Net occupancy expense	221	198	418	370
Furniture and equipment expense	213	200	426	410
Legal and professional fees	459	301	784	446
Data processing expense	141	139	271	262
Printing and office supplies	87	50	128	118
Other	504	466	1,086	949

Total other expense	3,537	3,217	8,238	6,568

Income Before Income Taxes	880	344	1,813	782
Income tax expense (benefit)	150	(91)	323	(124)

Net Income	$730	$435	$1,490	$906

Basic and Diluted Earnings Per Share	$0.23	$0.14	$0.47	$0.29

Dividends Declared Per Share	$0.16	$0.16	$0.32	$0.32

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	$3,151	$537	$34,670	$285	$38,643
Net income	—	—	1,490	—	1,490
Change in unrealized gain on available-for-sale securities	—	—	—	(181)	(181)

Comprehensive income					1,309
Exercise of stock options	5	20	—	—	25
Tax benefit related to exercise of non-qualified stock options	—	—	2	—	2
Dividends declared ($0.32 per share)	—	—	(1,010)	—	(1,010)

Balance at June 30, 2005	3,156	557	35,152	104	38,969

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$1,490	$906
Items not requiring (providing) cash
Provision (adjustment) for losses on loans	(3,032)	200
Depreciation and amortization	756	700
Increase in cash value of life insurance	(329)	(403)
Mortgage loans originated for sale	(4,155)	(11,982)
Proceeds from sale of mortgage loans	4,091	12,399
Gains on sale of loans and servicing rights	(80)	(173)
Increase (decrease) in drafts payable	733	358
Other adjustments	(230)	680

Net cash provided by (used in) operating activities	(756)	2,685

Investing Activities
Purchase of investment securities held to maturity	(14,913)	(56,169)
Principal collected on mortgage-backed securities held to maturity	5,812	3,616
Proceeds from maturities/calls of securities held to maturity	—	10,632
Purchase of investment securities available for sale	(225)	(6,528)
Principal collected on mortgage-backed securities available for sale	—	2,301
Proceeds from maturities/calls of securities available for sale	—	16,198
Net change in loans	4,352	11,709
Net purchases of premises and equipment	(67)	(428)
Purchase of Federal Home Loan Bank stock	(156)	(162)
Other investing activities	497	165

Net cash used in investing activities	(4,700)	(18,666)

Financing Activities
Net change in demand and savings deposits	(7,985)	9,180
Net change in certificates of deposit	(193)	(7,651)
Net change in short-term borrowings	4,000	7,000
Proceeds from borrowings	6,750	18,625
Repayment of borrowings	(3,753)	(679)
Net change in advances by borrowers for taxes and insurance	68	276
Exercise of stock options	25	9
Cash dividends paid	(1,010)	(1,008)

Net cash provided by (used in) financing activities	(2,098)	25,752

Change in Cash and Cash Equivalents	(7,554)	9,771
Cash and Cash Equivalents at Beginning of Year	17,053	14,549

Cash and Cash Equivalents at End of Quarter	$9,499	$24,320

Supplemental information
Interest paid	$4,435	$3,552
Income taxes paid	300	—

See notes to consolidated condensed financial statements.

(4)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly owned subsidiary, Ameriana Bank and Trust, SB (the “Bank”). The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency, Ameriana Financial Services, Inc., and Ameriana Investment Management, Inc.

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

NOTE B — SHAREHOLDERS’ EQUITY

On May 19, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share. This dividend, totaling $505,000, was accrued for payment to shareholders of record on June 10, 2005, and was paid on July 1, 2005. Payment was made for 3,156,155 shares, compared to 3,155,204 the previous quarter. Stock options totaling 951 shares were exercised during the second quarter of 2005.

(5)

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended June 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$730	3,154,765	$0.23	$435	3,148,922	$0.14

Effect of dilutive stock options	—	12,887		—	23,558

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$730	3,167,652	$0.23	$435	3,172,480	$0.14

	(In thousands, except share data) Six Months Ended June 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$1,490	3,153,892	$0.47	$906	3,148,737	$0.29

Effect of dilutive stock options	—	15,023		—	22,065

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,490	3,168,915	$0.47	$906	3,170,802	$0.29

Options to purchase 200,272 and 34,100 shares of common stock at exercise prices of $14.72 to $18.30 and $16.75 to $18.30 per share were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D — STOCK-BASED COMPENSATION

We have stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	(In thousands, except share data)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income, as reported	$730	$435	$1,490	$906
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(9)	(78)	(19)	(78)

Pro-forma net income	$721	$357	$1,471	$828

Earnings per share:
Basic and diluted as reported	$0.23	$0.14	$0.47	$0.29
Basic – pro forma	$0.23	$0.11	$0.47	$0.26
Diluted – pro forma	$0.23	$0.11	$0.46	$0.26

(6)

NOTE E — PENSION EXPENSE

We are a participating employer in a multi-employer defined-benefit pension plan, which covers substantially all full-time employees of the Company. On June 30, 2004, the Company froze the defined-benefit plan and discontinued the accrual of benefits beyond what was already earned to that date. In March 2005, we made a voluntary payment of $1.1 million to the defined-benefit pension plan to fund a portion of our liability. The payment was made to improve our funded status, which should reduce the overall Normal Cost under the plan and provide greater flexibility in meeting minimum funding requirements in future periods. Total pension expense recognized for the second quarter of 2005 was $48,000 as compared to $219,000 in the second quarter of 2004. Total pension expense recognized for the first six months of 2005 was $1.4 million as compared to $447,000 in the first six months of 2004.

(7)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include comments regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. These statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Readers of this Form 10-Q are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets or interest rates; changes in real estate values and the real estate market or regulatory changes.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

EXECUTIVE SUMMARY

Ameriana Bancorp is an Indiana chartered bank holding company, which was organized in 1987 by Ameriana Savings Bank, FSB. The Company is subject to regulation and supervision by the Federal Reserve Board. The Bank began operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name, Ameriana Bank and Trust, SB. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (“FDIC”), and the Indiana Department of Financial Institutions (“DFI”). Our deposits are insured to applicable limits by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. References in this Form 10-Q to “we”, “us”, and “our” refer to Ameriana Bancorp and/or Ameriana Bank and Trust, as the context requires.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana and through nine other branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana. The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers debt protection products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AIMI manages the Bank’s investment portfolio. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

Ameriana Bank and Trust is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds primarily in mortgage loans on single-family residences, multi-family and commercial real estate, and to a lesser extent in home improvement and consumer loans. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We have from time to time purchased loans and loan participations in the secondary market. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and non interest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities. We also operate a Trust Department, which provides trust, investment and estate planning services.

(8)

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowing portfolios. Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically cost less than FHLB advances. Several factors affect our net interest income. These factors include the loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturity, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions.

Low interest rates in 2001, 2002 and 2003 spurred a great demand for residential mortgage loan refinancing. During this period, we refinanced a large segment of loans that were in our residential mortgage loan portfolio. Most of these refinanced loans were sold in the secondary market due to the interest rate risk associated with long-term low interest loans. As a result, our residential mortgage loan portfolio declined from $295.9 million at December 31, 2000 to $93.5 million at December 31, 2004. In 2002, we expanded lending in commercial real estate to help offset the decline in residential mortgage loans. Most of the funds made available from residential mortgage loan pay-offs were reinvested in government agency securities. Accordingly, our investment securities portfolio increased from $99.7 million at December 31, 2001 to $170.4 million at December 31, 2004.

The substantial shift from higher-earning loans to lower-earning investments is a primary factor in the decline in our net interest margin, which had a major impact on our core earnings. To improve our net interest margin, we will focus on increasing residential and commercial mortgage loan production, expanding broker relationships, and increasing our level of loan participations with other financial institutions. Developing a growing, diversified, fundamentally sound and well-priced loan portfolio is a key strategy. We are also focusing deposit efforts on demand deposit account growth and effective pricing strategies.

RECENT DEVELOPMENTS

Harry J. Bailey retired as President and Chief Executive Officer and Director of the Company and the Bank in the second quarter of 2005. He was with Ameriana since 1984 and a director since 1987. He will remain a consultant to Ameriana for three years.

Jerome J. Gassen was appointed to succeed Mr. Bailey as President and Chief Executive Officer and as a member of the Board of Directors of the Company and the Bank effective June 1, 2005. Before joining Ameriana, Mr. Gassen was Executive Vice President of Old National Bancorp of Evansville, Indiana.

CRITICAL ACCOUNTING POLICIES

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Our significant accounting policies are described in detail in the Notes to the Consolidated Financial Statements contained in our annual report for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. Our financial position and results of operations can be affected by these estimates and assumptions. Therefore, an understanding of these estimates and assumptions is integral to understanding our reported results. Critical accounting policies are those policies that we believe are the most important to the portrayal of our financial condition and results, and they require us to make estimates that are difficult, subjective or complex.

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses in our loan portfolio. We evaluate the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance, asset quality, and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect our estimates of specific and expected losses, including volatility of default probabilities, rating changes, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

We determine the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and actual loss experience. The allowance recorded for other types of loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans or the discounted cash flows using the loan’s effective interest rate.

(9)

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

FINANCIAL CONDITION

Assets totaled $428.7 million at June 30, 2005 compared to $428.6 million at December 31, 2004.

Cash balances declined $3.2 million during the first six months of 2005 primarily as a result of a deposit reclassification program, which enabled us to lower our cash reserves at the Federal Reserve Bank. Interest-bearing demand deposits declined $4.4 million during the period. The decline reflects the reinvestment of funds from interest-bearing deposits into investment securities and loans. Investments held to maturity increased $8.5 million during the period primarily due to the purchase of mortgage-backed securities totaling $14.9 million with an average duration of 3.5 years, less normal principal payments. Cash and cash equivalents, payments and payoffs from loans and mortgage-backed securities, and FHLB advances provided most of the funds used to purchase the securities. Loans decreased $1.2 million during the quarter primarily due to low residential mortgage loan volume.

Noninterest-bearing deposits declined $4.1 million during the first six months of 2005 primarily due to funds for the $2.3 million settlement with AMICO that was held in escrow at the Bank at the start of the period and withdrawn in the first quarter of 2005. Interest-bearing deposits decreased $4.1 million during the period primarily from funds withdrawn from money market accounts. Overall deposits declined $8.2 million during the period.

Borrowings increased $7.0 million during the first six months of 2005 due to new FHLB advances of $6.8 million reduced by borrowings repaid of $3.8 million and a net increase in short-term advances of 4.0 million. The increase in short-term advances was necessary to replace funds from the decline in deposits.

Equity increased $326,000 during the first six months of 2005. Equity increased primarily due to an increase in retained earnings of $482,000 mostly due to net income of $1.5 million offset by the payment of dividends at $0.32 per share totaling $1.0 million. Common stock and additional paid-in capital increased $25,000 due to stock options exercised during the period. Accumulated comprehensive income declined $181,000 due to the change in securities that were marked-to-market.

(10)

RESULTS OF OPERATIONS

Second Quarter of 2005 compared to the Second Quarter of 2004

Net income for the second quarter of 2005 was $730,000 or $0.23 per diluted share compared to $435,000 or $0.14 per diluted share for the same period last year. The increase was primarily due to a $1.1 million recovery of a lease pool that was previously charged-off.

Net interest income declined $90,000, or 3.5%, in the second quarter of 2005 compared to the second quarter of 2004. Net interest income in the second quarter of 2004 included a one-time unfavorable correction of $220,000 for interest owed to Freddie Mac for loans sold from June 2002 to June 2004. Excluding this correction, net interest income would have declined $310,000 for the second quarter of 2005 compared to the comparable period in 2004. The decline in net interest income was primarily due to the flattening yield curve, which resulted in short-term interest rates rising faster than longer-term interest rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose quicker than our yield on assets. For a further discussion on interest rate risk see “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

Tax-exempt interest for the second quarter of 2005 was $178,000 compared to $186,000 for the second quarter of 2004. Tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for the second quarter of 2005 increased $463,000 compared to the same period of the prior year. This increase was the result of the aforementioned $220,000 Freddie Mac interest correction in 2004, an increase in yield on interest-earning assets of 8 basis points, and a $13.7 million increase in average interest-earning assets. Total interest expense for the second quarter of 2005 increased $558,000 compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 53 basis points and a $13.8 million increase in average interest-bearing liabilities.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(In thousands) Three Months Ended June 30,
	2005	2004
Balance at beginning of quarter	$3,350	$3,226
Transfer to allowance for unfunded commitments	(116)	—
Provision (adjustment) for losses	(982)	50
Charge-offs	(24)	(129)
Recoveries	1,169	35

Net recoveries (charge-offs)	1,145	(94)

Balance at end of period	$3,397	$3,182

Allowance to total loans	1.71%	1.63

Allowance to non-performing loans	47.23%	55.70%

In June 2005, we recognized a $1.1 million recovery on a pool of equipment leases originated by Commercial Money Center, Inc. (“CMC”) and backed by a surety bond issued by RLI Insurance Co. (“RLI”). The recovery was the result of a settlement with the Bankruptcy Trustee in the CMC bankruptcy proceedings. The settlement amount reflected actual collections to date on the lease pool. Ameriana continues to pursue its litigation against RLI to collect on the surety bond it issued on the lease pool (see Part II, Item 1 – “Legal Proceedings”).

In late 2004, we settled our litigation against American Motorist Insurance Company (“AMICO”) with respect to a surety bond it had issued backing a second pool of equipment leases originated by CMC. We received and recorded the $2.3 million settlement in February 2005.

The recoveries from the CMC lease pools were credited to the allowance for loan losses and resulted in a favorable provision adjustment of $2.1 million and $982,000 for the first and second quarters of 2005, respectively. In 2002 and 2003 we charged off both lease pools for approximately $5.5 million each. The positive provision adjustment of $982,000 during the second quarter of 2005 compared to a provision expense of $50,000 in the second quarter of

(11)

2004. Charge-offs were $24,000 for the second quarter of 2005 compared to $129,000 for the same period in 2004. Recoveries were approximately $1.2 million during the second quarter of 2005 primarily due to the CMC recovery. This compares to recoveries of $35,000 in the second quarter of 2004. We transferred $116,000 from the allowance for loan losses to a new reserve account called the allowance for unfunded commitments. The transfer was necessary to be in compliance with GAAP accounting. The allowance for unfunded commitments is included in other liabilities on the consolidated condensed balance sheets.

The following table summarizes the Company’s non-performing assets:

	(in thousands)
	June 30,
	2005	2004
Loans accounted for on a non-accrual basis	$7,050	$5,560
Accruing loans contractually past due 90 days or more	143	153

Total of non-accrual and 90 days past due loans	$7,193	$5,713

Percentage of total net loans	3.69%	2.91%

Other non-performing assets (1)	347	1,184

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans increased $1.5 million at June 30, 2005 compared to the previous period. Most of the increase was due to a $1.7 million commercial real estate loan for an apartment complex in Anderson, Indiana classified as a non-accrual loan in the second quarter of 2005. The disposition of the Anderson loan is uncertain at this time. The remaining non-accrual loans at June 30, 2005 are primarily commercial real estate loans to two borrowers, one for loans to a builder-developer totaling $1.8 million and another loan for a condominium project for $2.5 million. We anticipate the loans to the two borrowers will be worked out by the end of the year.

Other non-performing assets declined $837,000 to $347,000 at June 30, 2005 from $1.2 million at June 30, 2004. The decline was primarily due to one commercial property for $494,000 that was acquired in the second quarter of 2004 and disposed of in the third quarter of 2004.

Other income declined $86,000, or 8.2%, to $1.0 million in the second quarter of 2005, compared to the same period in 2004. Other fees and service charges increased $67,000 in the second quarter of 2005 over the prior period. The increase was primarily due to higher deposit service charge income mainly from a new program that allows qualified depositors to overdraw their checking account. Gain on sale of loans and servicing rights declined $61,000 in the second quarter of 2005 compared to the same period in 2004, due to a decline in mortgage loans sold during the period. Other income decreased $75,000 during the period, mainly due to income from investments accounted for using the equity method of accounting, which consist of ITIC, LLC, and House Investments.

Other expenses increased $320,000, or 10.0%, to $3.5 million in the second quarter of 2005 compared to the same period in 2004. We incurred an additional $93,000 in health insurance premiums to reimburse our health insurance provider for claims in past plan years that were in excess of the annual cap. Professional fees during the quarter included consulting fees paid to Profit Resources for $200,000 for a consulting engagement to improve operational efficiencies through reduced staffing and streamlined operating procedures. We also incurred recruiting fees of $60,000 for the recruitment firm used to locate the Company’s new CEO.

Income taxes were $150,000 for the second quarter of 2005 compared to a tax benefit of $91,000 in the prior period. The difference was due to higher federal taxable income in the second quarter of 2005, as compared to the same period in 2004, and the valuation allowance for state income tax benefits accrued in 2005.

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

(12)

Six Months Ended June 30, 2005 compared to the Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2005 was $1.5 million or $0.47 per diluted share compared to $906,000 or $0.29 per diluted share for the same period last year. The increase was primarily due to lease recoveries of $3.4 million from two lease pools previously charged-off, including a payment of $2.3 million received during the first quarter in settlement of certain litigation against one of the sureties for the lease pools, partially offset by a voluntary payment of $1.1 million toward our pension plan liability in the first quarter of 2005.

Net interest income declined $625,000, or 11.3%, in the first six months of 2005 compared to the first six months of 2004. Net interest income in the first six months of 2004 included a $220,000 one-time unfavorable correction for interest owed to Freddie Mac for loans sold from June 2002 to June 2004. Excluding the correction, net interest income would have declined $845,000 for the six months ended June 30, 2005 compared to the same period in 2004. The decline in net interest income was primarily due to the flattening yield curve as a result of short-term interest rates rising faster than longer-term interest rates.

Tax-exempt interest for the first six months of 2005 was $356,000 compared to $294,000 for the first six months of 2004. Tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for the six months ended June 30, 2005 increased $452,000 compared to the same period of the prior year. This increase was the result of the aforementioned $220,000 Freddie Mac interest correction in 2004, and a $16.2 million increase in average interest-earning assets offset by a decrease in yield of 9 basis points. Total interest expense for the six months ended June 30, 2005 increased $1.0 million compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 48 basis points and a $16.9 million increase in average interest-bearing liabilities.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(In thousands) Six Months Ended June 30,
	2005	2004
Balance at beginning of the year	$3,128	$3,744
Transfer to allowance for unfunded commitments	(116)	—
Provision (adjustment) for losses	(3,032)	200
Charge-offs	(101)	(851)
Recoveries	3,518	89

Net recoveries (charge-offs)	3,417	(762)

Balance at end of period	$3,397	$3,182

We had a positive provision adjustment of $3.0 million during the six months ended June 30, 2005 primarily as a result of the aforementioned lease recoveries. This compares to a provision expense of $200,000 in the first six months of 2004. Charge-offs were $101,000 for the second quarter of 2005 compared to $851,000 for the same period in 2004. A charge-off in the first quarter of 2004 of a commercial real-estate loan for $509,000 made up most of the charge-offs for the first six months of 2004. Recoveries were $3.0 million during the first six months of 2005 primarily due to the lease recoveries. This compares to recoveries of $89,000 in the first six months of 2004. We transferred $116,000 from the allowance for loan losses to a new reserve account called the allowance for unfunded commitments.

Other income increased $94,000, or 4.6%, to $2.1 million in the first six months of 2005, compared to the same period in 2004. Other fees and service charges increased $135,000 in the first six months of 2005 over the prior period. The increase was primarily due to higher deposit service charge income mainly from a new program that allows qualified depositors to overdraw their checking account. Gain on sale of loans and servicing rights declined $93,000 in the first six months of 2005 compared to the same period in 2004, due to a decline in mortgage loans sold during the period with only $4.2 million in loans originated for sale for the six months ended June 30, 2005 compared to $12.0 million for the six months ended June 30, 2004. Increase in cash surrender value of life insurance was $75,000 lower in the first six months of 2005 compared to the same period in 2004, due primarily to lower investment rates. We incurred a gain on sale of land of $177,000 in the first six months of 2005 from the sale of land we owned which was adjacent to our branch lot in Greenfield, Indiana and which was not needed for expansion purposes. Other income decreased $47,000 during the period, mainly due to income from investments accounted for using the equity method of accounting.

(13)

Other expenses increased $1.7 million, or 25.4%, to $8.2 million in the first six months of 2005 compared to the same period in 2004. The primary reason for the increase was due to the $1.1 million voluntary payment we made towards our pension plan liability in the first quarter of 2005. We also incurred an additional $93,000 in health insurance premiums to reimburse our health insurance provider for claims in past plan years that were in excess of the annual cap. Professional fees during the period included consulting fees paid to Profit Resources for $300,000 for a consulting engagement to improve operational efficiencies. We incurred recruiting fees of $60,000 for the recruitment firm used to locate our new CEO. We also contributed $70,000 in the first quarter of 2005 to the City of Anderson, Indiana for its downtown revitalization project. The donation was part of an agreement between the City and a group of Banks, including Ameriana, where the City paid off loans secured by commercial buildings in downtown Anderson.

Income taxes were $323,000 for the first six months of 2005 compared to a tax benefit of $124,000 in the prior period. The difference was due to higher federal taxable income in the first six months of 2005, as compared to the same period in 2004, and the valuation allowance for state income tax benefits accrued in 2005.

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

For the six months ended June 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At June 30, 2005, we had $14.0 million in loan commitments outstanding and $23.1 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of June 30, 2005 totaled $104.1 million, or 31.0% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2006. However, based on past experiences, we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and purchase of securities. In the first six months of 2005, we originated $47.8 million of loans and purchased $15.1 million of securities. In the first six months of 2004, we originated $49.2 million of loans and purchased $62.7 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and our local competitors and other factors. Deposits decreased $8.2 million for the six months ended June 30, 2005. We had FHLB advances of $47.1 million and $34.8 million for the quarter ended June 30, 2005 and 2004, respectively.

The Bank is subject to various regulatory capital requirements administered by the FDIC including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, we exceeded all of regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

(14)

RECENT ACCOUNTING ISSUES

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

In June 2005 the FASB Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP), which will be re-titled FSP 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will replace guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company’s financial condition or results of operation.

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

(15)

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

The information below provides an assessment of the risk of NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of June 30, 2005.

	Net Portfolio Value			NPV as Percent of Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
(Dollars in thousands)
+200 bp *	$43,113	$(4,916)	(10.24)%	10.31%	(81	)bp
Base or 0%	48,029	—	—	11.12	—
-200 bp	49,271	1,242	2.59	11.10	(2	)bp

*	basis points

The interest rate risk position of the Bank for the period ending June 30, 2005 was within the Bank’s risk parameters specified in its interest rate risk policy.

(16)

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

The interest rate risk position of the Bank for the period ending December 31, 2004 was within the Bank’s risk parameters specified in its interest rate risk policy.

The change in our net portfolio value at June 30, 2005 compared to December 31, 2004 reflects that we were slightly more sensitive to rate changes on the liability side at June 30, 2005 compared to December 31, 2004.

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

(17)

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

As previously reported, the Bank has been involved in litigation relating to its interests in the two pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy.

The Bank purchased the income streams from two pools of commercial leases totaling $12,003,000.00. Each lease within each pool was supported by a surety bond issued by either American Motorist Insurance Company (AMICO) or RLI Insurance Company. The pool purchased in June 2001 contained 53 leases, each of which was bonded by RLI. The pool purchased in September 2001 contained 40 leases, each of which was bonded by AMICO. The Bank has now settled its litigation with AMICO for $2.3 million. That sum was paid to the Bank in the first quarter of 2005 and the litigation between the Bank and AMICO was dismissed. The litigation involving the RLI pool continues to pend in proceedings in the Northern District of Ohio (Cleveland). The Bank filed a motion seeking dismissal of RLI’s complaint, which seeks to avoid the bonds. That motion has been under advisement for quite some time.

The Trustee in the CMC/CSC bankruptcies filed adversary proceedings seeking to avoid the sale of the payment streams to the Bank. The Bank had previously filed its claim in the CMC/CSC bankruptcies. A global settlement has now been reached between the Bank (and the approximately 17 other banks who have bought lease pools from CMC) and the Trustee, which has resulted in the bank receiving payment of $1.1 million in the second quarter of 2005. Additionally, the Trustee has dismissed its adversary proceedings against the Bank. The principal amount owed by RLI (excluding attorney fees, litigation expenses, damages, interest, etc.) is now approximately $4.9 million.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended June 30, 2005.

ITEM 3 - Defaults Upon Senior Securities

Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 19, 2005. The results of the vote were as follows:

1.	The following individuals were elected as directors, each for a three year term:

	VOTES FOR	VOTES WITHHELD
Harry J. Bailey	2,624,968	113,138
Charles M. Drackett, Jr.	2,663,499	74,607
Richard E. Hennessey	2,629,177	108,929
Ronald R. Pritzke	2,664,671	73,435

2.	The appointment of BKD, LLP as independent auditors of Ameriana Bancorp for the year ended December 31, 2005 was ratified by the stockholders by the following vote:

FOR	AGAINST	ABSTAIN
2,722,623	7,869	7,614

(18)

ITEM 5 - Other Information

  Not Applicable

ITEM 6 - Exhibits

No.	Description
Exhibit 10,	Employment Agreement between Ameriana Bank and Trust and Jerome J. Gassen

Exhibit 31,	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32,	Section 1350 Certifications

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 10, 2005	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 10 , 2005	/s/ Bradley L. Smith
Bradley L. Smith
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)