Form 10-Q
period 2005-09-30
AMERIANA BANCORP
filed 2005-11-14
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At November 10, 2005, the registrant had 3,162,665 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash on hand and in other institutions	$7,432	$8,645
Interest-bearing demand deposits	6,120	8,408

Cash and cash equivalents	13,552	17,053
Investment securities held to maturity (fair value of $156,294)	—	158,322
Investment securities available for sale	172,358	12,032
Loans, net of allowance for loan losses of $2,729 and $3,128	209,057	196,344
Premises and equipment	7,464	7,966
Stock in Federal Home Loan Bank	7,434	7,265
Goodwill	564	564
Cash value of life insurance	20,976	20,472
Other assets	10,811	8,535

Total assets	$442,216	$428,553

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$17,864	$19,649
Interest-bearing	306,062	324,398

Total deposits	323,926	344,047
Borrowings	74,029	40,390
Drafts payable	2,801	2,327
Other liabilities	4,712	3,146

Total liabilities	405,468	389,910

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued and outstanding – 3,161,746 and 3,150,988 shares	3,162	3,151
Additional paid-in capital	603	537
Retained earnings	35,052	34,670
Accumulated other comprehensive income (loss)	(2,069)	285

Total shareholders’ equity	36,748	38,643

Total liabilities and shareholders’ equity	$442,216	$428,553

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(in thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans	$3,435	$3,123	$9,760	$9,595
Interest on mortgage-backed securities	525	367	1,504	1,044
Interest on investment securities	932	938	2,779	2,577
Other interest and dividend income	164	138	507	424

Total interest income	5,056	4,566	14,550	13,640

Interest Expense
Interest on deposits	1,996	1,551	5,805	4,573
Interest on borrowings	534	346	1,316	870

Total interest expense	2,530	1,897	7,121	5,443

Net Interest Income	2,526	2,669	7,429	8,197
Provision (adjustment) for loan losses	35	75	(2,997)	275

Net Interest Income After Provision for Loan Losses	2,491	2,594	10,426	7,922

Other Income
Other fees and service charges	458	395	1,256	1,058
Brokerage and insurance commissions	197	254	786	846
Gains on sales of loans and servicing rights	52	72	132	245
Increase in cash value of life insurance	175	191	504	595
Gain on sale of land	—	—	177	—
Other	67	66	210	256

Total other income	949	978	3,065	3,000

Other Expense
Salaries and employee benefits	1,779	1,948	6,904	5,961
Net occupancy expense	208	201	626	571
Furniture and equipment expense	181	195	607	605
Legal and professional fees	154	163	938	609
Data processing expense	125	156	396	418
Printing and office supplies	42	57	170	175
Other	584	521	1,670	1,470

Total other expense	3,073	3,241	11,311	9,809

Income Before Income Taxes	367	331	2,180	1,113
Income tax expense (benefit)	(29)	(81)	294	(205)

Net Income	$396	$412	$1,886	$1,318

Basic Earnings Per Share	$0.13	$0.13	$0.60	$0.42

Diluted Earnings Per Share	$0.12	$0.13	$0.59	$0.42

Dividends Declared Per Share	$0.16	$0.16	$0.48	$0.48

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(in thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2004	$3,151	$537	$34,670	$285	$38,643
Net income	—	—	1,886	—	1,886
Change in unrealized gain on available-for-sale securities	—	—	—	(2,354)	(2,354)

Comprehensive loss					(468)
Exercise of stock options	11	66	—	—	77
Tax benefit related to exercise of non-qualified stock options	—	—	11	—	11
Dividends declared ($0.48 per share)	—	—	(1,515)	—	(1,515)

Balance at September 30, 2005	3,162	603	35,052	(2,069)	36,748

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$1,886	$1,318
Items not requiring (providing) cash
Provision (adjustment) for loan losses	(2,997)	275
Depreciation and amortization	1,097	1,067
Increase in cash value of life insurance	(504)	(594)
Mortgage loans originated for sale	(6,488)	(17,123)
Proceeds from sale of mortgage loans	6,751	17,727
Gains on sale of loans and servicing rights	(132)	(245)
Increase in drafts payable	474	1,006
Other adjustments	802	2,299

Net cash provided by operating activities	889	5,730

Investing Activities
Purchase of investment securities held to maturity	(14,913)	(64,132)
Principal collected on mortgage-backed securities held to maturity	9,089	5,771
Proceeds from maturities/calls of securities held to maturity	—	10,846
Purchase of investment securities available for sale	(347)	(6,625)
Principal collected on mortgage-backed securities available for sale	—	2,345
Proceeds from maturities/calls of securities available for sale	—	16,154
Net change in loans	(11,060)	4,734
Net purchases of premises and equipment	(161)	(697)
Purchase of Federal Home Loan Bank stock	(169)	(241)
Other investing activities	722	963

Net cash used in investing activities	(16,839)	(30,882)

Financing Activities
Net change in demand and savings deposits	(15,227)	503
Net change in certificates of deposit	(4,894)	(10,427)
Net change in short-term borrowings	33,000	20,000
Proceeds from borrowings	6,750	21,825
Repayment of borrowings	(6,111)	(936)
Net change in advances by borrowers for taxes and insurance	369	154
Exercise of stock options	77	20
Cash dividends paid	(1,515)	(1,512)

Net cash provided by financing activities	12,449	29,627

Change in Cash and Cash Equivalents	(3,501)	4,475
Cash and Cash Equivalents at Beginning of Year	17,053	14,549

Cash and Cash Equivalents at End of Quarter	$13,552	$19,024

Supplemental information
Interest paid	$6,262	$4,662
Income taxes paid	550	—

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the twelve-month period ended December 31, 2004.

NOTE B — SHAREHOLDERS’ EQUITY

On August 29, 2005, the Board of Directors declared a quarterly cash dividend of $0.16 per share. This dividend, totaling $506,000, was accrued for payment to shareholders of record on September 16, 2005, and was paid on October 7, 2005. Payment was made for 3,161,746 shares, compared to 3,156,155 the previous quarter. Stock options totaling 5,591 shares were exercised during the third quarter of 2005.

(5)

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended September 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$396	3,161,017	$0.13	$412	3,149,427	$0.13

Effect of dilutive stock options	—	11,559		—	24,374

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$396	3,172,576	$0.12	$412	3,173,801	$0.13

	(In thousands, except share data) Nine Months Ended September 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$1,886	3,156,028	$0.60	$1,318	3,148,969	$0.42

Effect of dilutive stock options	—	13,518		—	23,136

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,886	3,169,546	$0.60	$1,318	3,172,105	$0.42

Options to purchase 245,357 and 34,100 shares of common stock at exercise prices of $14.25 to $18.30 and $16.75 to $18.30 per share were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

	(In thousands, except share data)
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income, as reported	$396	$412	$1,886	$1,318
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(1)	(9)	(20)	(87)

Pro-forma net income	$395	$403	$1,866	$1,231

Earnings per share:
Basic as reported	$0.13	$0.13	$0.60	$0.42
Diluted as reported	$0.12	$0.13	$0.59	$0.42
Basic – pro forma	$0.12	$0.13	$0.59	$0.39
Diluted – pro forma	$0.12	$0.13	$0.59	$0.39

(6)

NOTE E — PENSION EXPENSE

We are a participating employer in a multi-employer defined-benefit pension plan, which covers substantially all full-time employees of the Company. On June 30, 2004, the Company froze the defined-benefit plan and discontinued the accrual of benefits beyond what was already earned to that date. In March 2005, we made a voluntary payment of $1.1 million to the defined-benefit pension plan to fund a portion of our liability. The payment was made to improve our funded status, which should reduce the overall Normal Cost under the plan and provide greater flexibility in meeting minimum funding requirements in future periods. Total pension expense recognized for the third quarter of 2005 was $51,000 as compared to $190,000 in the third quarter of 2004. Total pension expense recognized for the first nine months of 2005 was $1.5 million as compared to $637,000 in the first nine months of 2004.

NOTE F — INVESTMENT SEURITIES

We reclassified all investments previously accounted for as “held to maturity” to “available for sale” on September 30, 2005. On the date of transfer, these investments had a book value of $163.3 million, a market value of $160.2 million, and an unrealized net loss of $3.2 million on that date. This reclassification provides us with more flexibility to address changes in interest rate risk or capitalize on opportunities to generate higher interest earnings. The change had no effect on our earnings but did reduce shareholders equity due the recording of unrealized net losses in other comprehensive income.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include comments regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. These statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Readers of this Form 10-Q are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets, economic conditions or interest rates; changes in real estate values and the real estate market, regulatory changes, or changes in related accounting principles and guidelines.

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

EXECUTIVE SUMMARY

Ameriana Bancorp is an Indiana chartered bank holding company, which was organized in 1987 by Ameriana Savings Bank, FSB. The Company is subject to regulation and supervision by the Federal Reserve Bank. Ameriana began banking operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name, Ameriana Bank and Trust, SB. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (“FDIC”), and the Indiana Department of Financial Institutions (“DFI”). Our deposits are insured to applicable limits by the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. References in this Form 10-Q to “we”, “us”, and “our” refer to Ameriana Bancorp and/or Ameriana Bank and Trust, as appropriate.

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

Ameriana Bank and Trust is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds primarily in mortgage loans on single-family residences, multi-family, commercial real estate, commercial and industrial loans, small business lending, home improvement, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and non interest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities. We also operate a Trust Department, which provides trust, investment and estate planning services.

(8)

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowing portfolios. Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically have a lower average rate than FHLB advances. Several factors affect our net interest income. These factors include the loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturity, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions.

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

The substantial shift from higher-earning loans to lower-earning investments is a primary factor in the decline in our net interest margin, which had a major impact on our core earnings. To improve our net interest margin, we will focus on increasing residential, commercial real estate, and commercial and industrial loan production, and by expanding our loan offerings to include Federal Housing Administration and Small Business Administration lending. We also plan on expanding broker relationships, and increasing our level of loan participations with other financial institutions. Developing a growing, diversified, fundamentally sound and well-priced loan portfolio is a key strategy. We are also focusing on demand deposit account growth and effective pricing strategies, to lower our cost of funds.

RECENT DEVELOPMENTS

In the third quarter of 2005, the Indiana Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) released the Bank from the memorandum of understanding (“MOU”) dated May 23, 2002. The release of the MOU was contingent on the Bank’s adoption of a resolution that required the Bank to continue reducing the level of assets classified as substandard, formulate and implement a written Profit Plan, abstain from purchasing additional Bank Owned Life Insurance policies, formalize policies for leveraging strategies, and maintain Tier 1 capital at or above 7% of assets.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. Our significant accounting policies are described in detail in the Notes to the Consolidated Financial Statements contained in our annual report for the year ended December 31, 2004. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions. Our financial position and results of operations can be affected by these estimates and assumptions. Therefore, an understanding of these estimates and assumptions is integral to understanding our reported results. Critical accounting policies are those policies that we believe are the most important to the portrayal of our financial condition and results, and they require us to make estimates that are difficult, subjective or complex.

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

FINANCIAL CONDITION

Assets totaled $442.2 million at September 30, 2005 compared to $428.6 million at December 31, 2004. The increase was primarily due to short-term FHLB advances used to fund an increase in the loan portfolio.

Cash balances declined $1.2 million during the first nine months of 2005 primarily as a result of a deposit reclassification program, which enabled us to lower our cash reserves at the Federal Reserve Bank. Interest-bearing demand deposits declined $2.3 million during the period. The decline reflects the reinvestment of funds from interest-bearing deposits into investment securities and loans. Investments held to maturity were all reclassified as available for sale in the third quarter of 2005 which resulted in a $158.3 million reduction of investments held to maturity and a $160.3 million increase in investments available for sale. Loans increased $12.7 million during the quarter primarily due to an increase in commercial real estate and home equity loans. The increase was due to home equity and consumer loan promotions and an increased emphasis on commercial real estate loan production. Other assets increased $2.3 million in the first nine months of 2005 due to an increase in other nonperforming assets and deferred income taxes. Other nonperforming assets increased $1.0 million in the first nine months of 2005 primarily due to property acquired through foreclosure in the third quarter of 2005 on a nonperforming commercial real estate loan. Deferred income taxes increased $1.2 million in the first nine months of 2005 due to recording the tax effect of net unrealized losses on the investment portfolio that was reclassified in the third quarter of 2005 from available for sale to held to maturity.

Noninterest-bearing deposits declined $1.8 million during the first nine months of 2005 primarily due to funds for the $2.3 million settlement with AMICO that was held in escrow at the Bank at the start of the period and withdrawn in the first quarter of 2005. Interest-bearing deposits decreased $18.3 million during the period primarily from funds withdrawn from interest-bearing checking and money market accounts. Overall deposits declined $20.1 million during the period. The outflow of funds was primarily the result of highly competitive interest rates for money market and short-term deposit accounts. Borrowings increased $33.6 million during the first nine months of 2005 due to new FHLB advances of $6.8 million reduced by borrowings repaid of $6.1 million and a net increase in short-term advances of $33.0 million. The increase in short-term advances was necessary to fund the increase in loans and decline

(10)

in deposits. Other liabilities increased $1.6 million in the first nine months of 2005 primarily due to higher accrued interest expense for certificates of deposit. We generally pay interest on certificates of deposits every six months in June and December, which is why accrued interest expense was higher at September 30, 2005 compared to December 31, 2004.

Equity decreased $1.9 million during the first nine months of 2005. Accumulated other comprehensive income (loss) declined $2.3 million during the period due to investments that were reclassified from held to maturity to available for sale. Investments classified as available for sale are adjusted to fair value, with the resulting after-tax unrealized gains or losses included in accumulated other comprehensive income (loss). Investments classified as held to maturity are not generally adjusted to fair value. Other components of equity increased $459,000. Retained earnings increased $382,000 due to net income of $1.9 million offset by the payment of dividends at $0.48 per share totaling $1.5 million. Common stock and additional paid-in capital increased $77,000 due to stock options exercised during the period.

(11)

RESULTS OF OPERATIONS

Third Quarter of 2005 compared to the Third Quarter of 2004

Net income for the third quarter of 2005 was $396,000 or $0.12 per diluted share compared to $412,000 or $0.13 per diluted share for the same period last year.

Net interest income declined $143,000, or 5.4%, in the third quarter of 2005 compared to the third quarter of 2004. The decline in net interest income was primarily due to the flattening yield curve, which resulted in short-term interest rates rising faster than longer-term interest rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose quicker than our yield on assets. For a further discussion on interest rate risk see “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

Tax-exempt interest for the third quarter of 2005 was $178,000 compared to $188,000 for the third quarter of 2004. Tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for the third quarter of 2005 increased $485,000 compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 30 basis points due to higher market interest rates and the origination of higher-yielding commercial real estate loans, and a $15.4 million increase in average interest-earning assets. Total interest expense for the third quarter of 2005 increased $633,000 compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 62 basis points and a $9.4 million increase in average interest-bearing liabilities.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended September 30,
	2005	2004
Balance at beginning of quarter	$3,397	$3,182
Provision (adjustment) for loan losses	35	75
Charge-offs	(1,355)	(203)
Recoveries	652	25

Net recoveries (charge-offs)	(703)	(178)

Balance at end of period	$2,729	$3,079

Allowance to total loans	1.29%	1.54%

Allowance to non-performing loans	94.92%	56.29%

Charge-offs were $1.4 million for the third quarter of 2005 compared to $203,000 for the same period in 2004. The charge-offs included a $750,000 charge-off of a commercial real estate loan for a condominium project in Lafayette, Indiana which was previously reserved, and a $415,000 charge-off for the foreclosure on a commercial real estate loan to a builder-developer of which $240,000 was previously reserved. Recoveries were $652,000 during the third quarter of 2005 compared to $25,000 for the same period in 2004. The recoveries included a full recovery of $509,000 on a commercial real estate loan previously charged-off in 2004.

The provision for loan losses was $35,000 for the third quarter of 2005 compared to $75,000 for the same period in 2004. The full recovery on the commercial real estate loan mentioned in the preceding paragraph was the primary reason for the unusually low provision expense in the third quarter of 2005.

(12)

The following table summarizes the Company’s non-performing assets:

	(Dollars in thousands) September 30,
	2005	2004
Loans accounted for on a non-accrual basis	$2,839	$4,876
Accruing loans contractually past due 90 days or more	36	594

Total of non-accrual and 90 days past due loans	$2,875	$5,470

Percentage of total net loans	1.38%	2.76%

Other non-performing assets (1)	$1,526	$494

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans decreased $2.6 million at September 30, 2005 compared to the previous period. The decrease was primarily due to the aforementioned two commercial real estate loans, one acquired through foreclosure and the second for a condominium project that was partially charged-off. A third commercial real estate loan was performing at September 30, 2005. The non-accrual loans at September 30, 2005 include the remaining balance of the loan for a condominium project for $1.8 million.

Other non-performing assets increased to $1.5 million at September 30, 2005 from $494,000 at September 30, 2004. The previously mentioned commercial real estate loan acquired through foreclosure in the third quarter of 2005 was the main reason for the $1.0 million increase.

Other income declined $29,000, or 3.0%, to $949,000 in the third quarter of 2005, compared to the same period in 2004. Other fees and service charges increased $63,000 in the third quarter of 2005 over the prior period. The increase was primarily due to higher deposit service charge income mainly from the Overdraft Honors program, which began in late 2004. Insurance commissions declined $42,000 in the third quarter of 2005 compared to the same period in 2004 due to a sales decline in insurance contracts. Gain on sale of loans and servicing rights declined $20,000 in the third quarter of 2005 compared to the same period in 2004, due to a decline in the dollar amount of mortgage loans sold during the period. Mortgage loans sold in the third quarter of 2005 were $2.6 million compared to $5.3 million in the same period in 2004.

Other expenses decreased $168,000, or 5.2%, to $3.1 million in the third quarter of 2005 compared to the same period in 2004. Salaries and employee benefits declined $169,000 in the third quarter of 2005 compared to the prior period. The primary reason for the decrease was due to lower pension cost in the third quarter of 2005 as a result of the $1.1 million voluntary payment we made towards our pension plan liability in the first quarter of 2005. Other expenses increased $63,000 in the third quarter of 2005 compared to the prior period in 2004 mainly due to recruiting expense for our new Chief Credit Officer and higher loan expenses.

Income taxes were a tax benefit of $29,000 for the third quarter of 2005 compared to expense of $81,000 in the prior period. The difference was due to slightly higher federal taxable income in the third quarter of 2005, as compared to the same period in 2004, and the valuation allowance for state income tax benefits accrued in 2005.

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

Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2005 was $1.9 million or $0.59 per diluted share compared to $1.3 million or $0.42 per diluted share for the same period last year. The increase was primarily due to lease recoveries of $3.4 million from two lease pools previously charged-off, including a payment of $2.3 million received during the first quarter in settlement of certain litigation against one of the sureties for the lease pools, partially offset by a voluntary payment of $1.1 million toward our pension plan liability in the first quarter of 2005.

(13)

Net interest income declined $768,000, or 9.4%, in the first nine months of 2005 compared to the first nine months of 2004. Net interest income in the first nine months of 2004 included a $220,000 one-time unfavorable correction for interest owed to Freddie Mac for loans sold from June 2002 to June 2004. Excluding the correction, net interest income would have declined $988,000 for the nine months ended September 30, 2005 compared to the same period in 2004. The decline in net interest income was primarily due to the flattening yield curve as a result of short-term interest rates rising faster than longer-term interest rates.

Tax-exempt interest for the first nine months of 2005 was $534,000 compared to $481,000 for the first nine months of 2004. Tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for the nine months ended September 30, 2005 increased $717,000 compared to the same period of the prior year. This increase was the result of the aforementioned $220,000 Freddie Mac interest correction in 2004, a $16.7 million increase in average interest-earning assets and an increase in yield of 3 basis points. Total interest expense for the nine months ended September 30, 2005 increased $1.7 million compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 53 basis points and a $14.5 million increase in average interest-bearing liabilities.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(In thousands) Nine Months Ended September 30,
	2005	2004
Balance at beginning of the year	$3,128	$3,744
Transfer to allowance for unfunded commitments	(116)	—
Provision (adjustment) for loan losses	(2,997)	275
Charge-offs	(1,456)	(1,053)
Recoveries	4,170	113

Net recoveries (charge-offs)	2,714	(940)

Balance at end of period	$2,729	$3,079

We had an adjustment for loan losses of $3.0 million during the nine months ended September 30, 2005 primarily as a result of the aforementioned lease recoveries. This compares to a provision expense of $275,000 in the first nine months of 2004. A charge-off in the first quarter of 2004 of a commercial real-estate loan for $509,000 was fully recovered in the third quarter of 2005. This recovery combined with the lease recoveries made up most of the $4.2 million recovered during the first nine months of 2005. This compares to recoveries of $113,000 in the first nine months of 2004. We transferred $116,000 from the allowance for loan losses to a new reserve account called the allowance for unfunded commitments.

Other income increased $65,000, or 2.2%, to $3.1 million in the first nine months of 2005, compared to the same period in 2004. Other fees and service charges increased $198,000 in the first nine months of 2005 over the prior period. The increase was primarily due to higher deposit service charge income mainly from a new program that allows qualified depositors to overdraw their checking account. Gain on sale of loans and servicing rights declined $113,000 in the first nine months of 2005 compared to the same period in 2004, due to a decline in mortgage loans sold during the period with $6.5 million in loans originated for sale for the nine months ended September 30, 2005 compared to $17.1 million for the nine months ended September 30, 2004. Increase in cash surrender value of life insurance was $91,000 lower in the first nine months of 2005 compared to the same period in 2004, due primarily to lower investment rates. We recorded a gain on sale of land of $177,000 in the first nine months of 2005 from the sale of land we owned which was adjacent to our branch lot in Greenfield, Indiana and which was not needed for expansion purposes. Other income decreased $46,000 during the period, mainly due to income from investments accounted for using the equity method of accounting.

Other expenses increased $1.5 million, or 15.3%, to $11.3 million in the first nine months of 2005 compared to the same period in 2004. The increase was primarily due to the $1.1 million voluntary payment we made towards our pension plan liability in the first quarter of 2005. We also incurred an additional $93,000 in health insurance premiums to reimburse our health insurance provider for claims in past plan years that were in excess of the annual cap. Professional fees during the period included consulting fees paid to Profit Resources for $300,000 for a consulting engagement to improve operational efficiencies. We incurred recruiting fees of $88,000 for the recruitment firms used to locate our new Chief Executive Officer and Chief Credit Officer. We also contributed $70,000 in the first quarter of 2005 to the City of Anderson, Indiana for its downtown revitalization project. The donation was part of an agreement between the City and a group of banks, including Ameriana, where the City paid off loans secured by commercial buildings in downtown Anderson.

(14)

Income taxes were $294,000 for the first nine months of 2005 compared to a tax benefit of $205,000 in the prior period. The difference was due to higher federal taxable income in the first nine months of 2005, as compared to the same period in 2004, and the valuation allowance for state income tax benefits accrued in 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

For the nine months ended September 30, 2005, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds. In addition, we have the ability to obtain funds through the sale of new mortgage loans and through borrowings from the FHLB system. We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

At September 30, 2005, we had $21.5 million in loan commitments outstanding and $25.9 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of September 30, 2005 totaled $101.1 million, or 31.2% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2006. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and purchase of securities. In the first nine months of 2005, we originated $96.9 million of loans and purchased $15.2 million of securities. In the first nine months of 2004, we originated $81.6 million of loans and purchased $70.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and in FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by the Bank and our local competitors and other factors. Deposits decreased $20.1 million for the nine months ended September 30, 2005. We had FHLB advances of $73.7 million and $50.8 million for the quarters ended September 30, 2005 and 2004, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

(15)

RECENT ACCOUNTING ISSUES

In December 2004, the Financial Accounting Standards Board (“FASB”) issued an amendment to SFAS 123 (“SFAS 123R”) which eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value based method. The effective date of SFAS No. 123R is the beginning of our next fiscal year, January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

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

In 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a staff position (FSP), which is re-titled FSP 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The final FSP supersedes EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 replaces guidance in EITF Issue 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

FSP FAS 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 will not have any significant impact on the Company’s financial condition or results of operation.

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

(16)

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

The Asset-Liability Management Committee and the Board of Directors review our exposure to interest rate changes and market risk on a quarterly basis. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan, deposit, borrowings and market information to estimate fair values of assets and liabilities using discounted cash flows. The difference between our estimated fair value of assets and the estimated fair value of liabilities is the fair value of equity, also referred to as net portfolio value of equity (“NPV”). The change in the NPV is calculated at different interest rate intervals. This tests the interest rate risk exposure from movements in interest rates to determine the change in our NPV. The model also tests the impact various interest rate scenarios have on net interest income and net income over a stated period of time (one year, for example).

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

The information below provides estimated changes to our NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of September 30, 2005.

	Net Portfolio Value			NPV as Percent of Present Value of Assets
Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
	(Dollars in thousands)
+200 bp *	$46,833	$(4,524)	(8.81)%	10.74%	(71	)bp
Base or 0%	51,358	—	—	11.45	—
-200 bp	51,633	275	0.54	11.24	(21	)bp

*	basis points

The interest rate risk position of the Bank for the period ending September 30, 2005 was within the Bank’s risk parameters specified in its interest rate risk policy.

(17)

The information below provides estimated changes to our NPV in the event of sudden and sustained 200 basis point increases and decreases in the prevailing interest rates as of December 31, 2004.

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

The change in our net portfolio value at September 30, 2005 compared to December 31, 2004 reflects that we were slightly more sensitive to rate changes on the asset side at September 30, 2005 compared to December 31, 2004.

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

(18)

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

As previously reported, the Bank has been involved in litigation relating to its interests in the two pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy.

The Bank purchased the income streams from two pools of commercial leases totaling $12,003,000. Each lease within each pool was supported by a surety bond issued by either American Motorist Insurance Company (“AMICO”) or RLI Insurance Company (“RLI”). Each pool was sold by the terms of a Sales and Servicing Agreement which provides that the insurers will service the leases. In each case the insurers have assigned their servicing rights and responsibilities to Commercial Servicing Corporation (“CSC”), a company which has filed for bankruptcy. The pool purchased in June 2001 contained 53 leases, each of which was bonded by RLI. The pool purchased in September 2001 contained 40 leases, each of which was bonded by AMICO. When the lease pools went into default, notice was given to each insurer. One of them made payments for a few months under a reservation of rights; the other paid nothing. Both insurers claim they were defrauded by CMC, the Company that sold the lease pools. Both were now denying responsibility for payment. CMC also filed for bankruptcy protection. The Bank believes the surety bonds are enforceable against the insurers. The unpaid balance for the pools was $10,900,000, of which approximately 50% was guaranteed by AMICO and approximately 50% was guaranteed by RLI.

The Bank has now settled its litigation with AMICO for $2.3 million. That sum was paid to the Bank in the first quarter of 2005 and the litigation between the Bank and AMICO was dismissed. The litigation involving the RLI pool continues in proceedings in the Northern District of Ohio (Cleveland). The Bank sought to dispose of the litigation favorably by filing a preliminary motion. That motion has now been overruled and the Court has indicated its intent to order the parties to mediation in the very near future.

The related litigation involving the CMC/CSC bankruptcies has now been resolved as previously reported. As part of that settlement, the Trustee has abandoned any right to the payments being made by lessees in the RLI pool. Those lessees continue to pay and the Bank is receiving approximately $8,000 each month from the lessees. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorney fees, litigation expenses, damages, etc. The principal amount owed by RLI (excluding attorney fees, litigation expenses, damages, interest, etc.) is now approximately $4.9 million.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended September 30, 2005.

ITEM 3 - Defaults Upon Senior Securities

Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5 - Other Information

Not Applicable

ITEM 6 - Exhibits

No.	Description
Exhibit 10,	Change-in-Control Severance Agreement between Ameriana Bank and Trust and James A. Freeman.

Exhibit 31,	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32,	Section 1350 Certifications

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 14, 2005	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: November 14, 2005	/s/ Bradley L. Smith
Bradley L. Smith
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)