Form 10-K
period 2005-12-31
AMERIANA BANCORP
filed 2006-03-30
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated , or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2005 was approximately $40.1 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 27, 2006, the registrant had 3,212,452 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

ii

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under “Item 1A. Risk Factors.” The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (“FHLB”) System. Its deposits are insured to applicable limits by the Savings Association Insurance Fund (“SAIF”), administered by the Federal Deposit Insurance Corporation (“FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name. As a result of the conversion, the Bank became subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through nine other branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana. The business of the Bank consists primarily of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family and commercial real estate and construction loans. To a lesser extent, the Bank also makes home improvement loans and consumer loans and, through its subsidiaries, engages in insurance and brokerage activities.

The Bank has three wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit-related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AIMI manages the Company’s investment portfolio.

The Bank currently operates a Trust Department, which provides trust, investment and estate planning services. However, the Board of Directors has elected to close the Trust Department, effective August 1, 2006. See “Recent Developments” below for more information.

(1)

The principal sources of funds for the Bank’s lending activities include deposits received from the general public, funds borrowed from the FHLB, principal amortization and prepayment of loans. The Bank’s primary sources of income are interest and fees on loans and interest on investments. The Bank has from time to time purchased loans and loan participations in the secondary market. The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank. See “Recent Developments” below for more information.

Recent Developments. In connection with its review of current operations, the Bank’s Board of Directors determined that the continued maintenance of its Trust Department does not fit within the Bank’s long-term strategic plans. Accordingly, on March 3, 2006, the Bank’s Board resolved to close the Trust Department, effective August 1, 2006. Each of the Trust Department’s clients will receive materials in the upcoming months notifying them of the elimination of the Trust Department and coordinating with them on the delivery of any trust property currently under management.

On March 8, 2006, the Company announced the completion of its offering of $10.0 million of trust preferred securities. The Company intends to use the proceeds from the issuance of the trust preferred securities for general corporate purposes and to increase the Bank’s regulatory capital.

On March 27, 2006, Paul W. Prior, the Company’s Chairman of the Board, informed the Company that he intends to retire from the Boards of Directors of the Company and the Bank, effective at the 2006 annual meeting of shareholders. At its meeting on March 27, 2006, the Board of Directors determined that upon Mr. Prior’s retirement: (1) Mr. Prior will become a director emeritus; (2) Michael E. Kent will become Chairman of the Board; and (3) Ronald R. Pritzke will become Vice Chairman of the Board.

Regulatory Actions. During the second quarter of 2002, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies, require greater financial information from borrowers, establish a loan review program and certain other internal controls. The FDIC and the DFI released the Bank from the MOU in the third quarter of 2005. The release of the MOU was contingent on the Bank’s adoption of a resolution that required the Bank to continue reducing the level of assets classified as substandard, formulate and implement a written Profit Plan, abstain from purchasing additional Bank Owned Life Insurance policies, formalize policies for leveraging strategies and maintain Tier 1 capital at or above 7% of assets. The Bank adopted the resolution on June 27, 2005.

Competition. The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, commercial banks, insurance companies, and credit unions located in the Bank’s market area. Additional significant competition for savings deposits comes from money market mutual funds and corporate and government debt securities.

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

The Bank has branch offices in Henry, Hancock, Hendricks, Shelby and Madison Counties in Indiana. In addition to savings banks with offices in these counties, the Bank competes with several commercial banks and savings institutions in surrounding counties, many of which have assets that are substantially larger than the Bank.

The Company expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry into the industry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future.

(2)

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

Lending Activities

General. The principal lending activity of the Bank has been the origination of conventional first mortgage loans secured by residential property and commercial real estate, and equity lines of credit and consumer loans. The residential mortgage loans have been predominantly secured by single-family homes and have included construction loans.

The Bank may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of the Bank’s mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hendricks, Madison, Shelby, Delaware and Marion counties in the State of Indiana.

(3)

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$68,484	30.58%	$76,222	37.76%	$76,033	36.12%	$84,974	26.72%	$61,678	16.91%
Residential loans	98,495	43.99	93,544	46.35	100,865	47.92	157,622	49.57	211,601	58.00
Construction loans	44,803	20.01	13,339	6.61	18,035	8.57	42,714	13.43	42,045	11.52
Commercial loans	7,962	3.56	14,334	7.10	7,672	3.64	19,192	6.03	18,536	5.08
Consumer loans:
Mobile home and auto loans	3,098	1.38	3,656	1.81	5,191	2.47	10,092	3.17	15,941	4.37
Loans secured by deposits	582	0.26	506	0.25	811	0.39	1,130	0.36	1,348	0.37
Home improvement loans	218	0.10	113	0.06	206	0.10	248	0.08	403	0.11
Other	276	0.12	129	0.06	1,661	0.79	2,043	0.64	13,294	3.64

Total	223,918	100.00%	201,843	100.00%	210,474	100.00%	318,015	100.00%	364,846	100.00%

Less:
Loans in process	2,485		1,966		2,271		4,401		12,725
Deferred loan fees	307		405		318		362		8
Loan loss reserve	2,835		3,128		3,744		8,666		1,730

Subtotal	5,627		5,499		6,333		13,429		14,463

Total	$218,291		$196,344		$204,141		$304,586		$350,383

(4)

The following table shows, at December 31, 2005, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2006	2007 - 2010	2011 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$4,616	$8,935	$153,428	$166,979
Real estate construction	28,291	11,312	5,200	44,803
Other	5,261	6,177	698	12,136

Total	$38,168	$26,424	$159,326	$223,918

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2005, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$41,064	$121,299	$162,363
Real estate construction	13,840	2,672	16,512
Other loans	6,792	83	6,875

Total	$61,696	$124,054	$185,750

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period. The Bank generally sells fixed-rate mortgage loans in the secondary market and retains adjustable-rate loans in its portfolio. Some fixed-rate mortgage loans, primarily those with contractual maturities of fifteen years or less, may be retained by the Bank The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter. Most of the residential mortgage loans originated and retained by the Bank in 2005 were hybrid loans with a fixed-rate for five and seven years and adjusts annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are made typically as adjustable-rate mortgages which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. Residential real estate construction loans were $5.3 million or 11.7% of the construction loan portfolio at December 31, 2005 compared to $2.3 million or 17.7% at December 31, 2004.

In 2005, the Bank originated $19.5 million in adjustable-rate residential mortgage loans, including hybrids, and $18.0 million in fixed-rate mortgage loans. In 2004, the Bank originated $13.2 million in adjustable-rate residential mortgage loans, and $20.9 million in fixed-rate mortgage loans. Sales of fixed-rate residential mortgage loans into the secondary market in 2005 and 2004 were $8.8 million and $21.2 million, respectively. Gains on residential loan sales in 2005 were $176,000, compared with $309,000 in 2004.

(5)

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner-occupied and non-owner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. The Bank’s commercial real estate loans range from $100,000 to $5.0 million. The commercial real estate loans generated may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, non-owner occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $39.5 million or 88.3% of the construction loan portfolio at December 31, 2005 compared to $11.0 million or 82.3% at December 31, 2004. The increase was mainly due to a commercial lender hired in late 2004 who specialized in commercial real estate construction loans. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

Consumer Lending. The consumer lending portfolio includes automobile loans, home equity lines, and other consumer products. The collateral is generally the asset defined in the purpose of the request. The policies of the Bank are adhered to in our underwriting of consumer loans.

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

(6)

Commercial Lending. The Bank lends to business entities for the purposes of short-term working capital, inventory financing, equipment purchases and other business financing needs. These can be in the form of revolving lines of credit, commercial lines of credit, or term debt. The Bank also matches the term of the debt to the estimated useful life of the assets

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $12.2 million of loans from brokers and other financial institutions through loan participations in 2005. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2005, the Bank was servicing $161.5 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2005 was $1.1 million.

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

Loan Underwriting. During the loan approval process, the Bank assesses both the borrower’s ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application that is submitted to a commissioned loan originator. As part of the loan application process, the Bank obtains information concerning the income, financial condition, employment and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property that is offered to secure the loan.

The Bank’s vice president of mortgage banking or the Bank’s loan committee will analyze the loan application and the property to be used as collateral and subsequently approve or deny the loan request. The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve loans between $1,000,000 and $4,500,000. The Board of Directors approves all loans in excess of $4,500,000. If an expedient approval is necessary for requests over $1,000,000 but less than $4,500,000, approval may be obtained by two of the following individuals: Chief Executive Officer, Chief Operating Officer, and Chief Credit Officer. In connection with the origination of single-family, residential adjustable-rate loans, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

(7)

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

For additional information, see Note 4 to the “Consolidated Financial Statements” included under Item 8 of this Form 10-K.

Delinquencies. When a borrower defaults upon a required payment on a non-commercial loan, the Bank contacts the borrower and attempts to induce the borrower to cure the default. A late payment notice is mailed to the borrower and a telephone contact is made after a payment is fifteen days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing foreclosure action. In the case of default related to a commercial loan, the contact is initiated by the commercial lender after a payment is ten days past due. The Bank’s loan committee reviews delinquency reports weekly and monthly.

The Bank follows the collection processes required by Freddie Mac and Fannie Mae to manage residential loans underwritten for the secondary market. The collection practices for all other loans adhere with the Bank’s loan policies and regulatory requirements. It is the Bank’s intention to be proactive in its collection of delinquent accounts while adhering to state and federal guidelines.

(8)

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

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Any subsequent deterioration of the property is charged off directly to income, reducing the value of the asset.

The following table sets forth information with respect to the Company’s aggregate non-performing assets at the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real Estate:
Residential	$494	$1,083	$1,691	$3,281	$818
Commercial	—	3,032	3,390	2,269	1,348
Construction	1,960	1,604	3,217	—	—
Commercial	14	10	85	12,500	—
Consumer	—	7	—	257	12

Total	2,468	5,736	8,383	18,307	2,178

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	90	143	74	103	268
Commercial	—	—	—	28	—
Consumer	—	1	—	4	127

Total	90	144	74	135	395

Total of non-accrual and 90 days past due loans (1)	$2,558	$5,880	$8,457	$18,442	$2,573

Percentage of total loans	1.16%	2.95%	4.07%	5.89%	0.74%

Other non-performing assets (1)	$1,413	$572	$623	$525	$606

(1)	The Company had no troubled debt restructurings at the dates indicated.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s non-performing loans decreased $3.3 million for the year ended December 31, 2005. The decrease was primarily related to two real estate development loans. The first was for a commercial real estate loan for a condominium project in Lafayette, Indiana, with a principal balance of $2.5 million that was classified as non-accrual in December of 2004. This loan was partially charged-off by $750,000 in 2005 with the remaining $1.8 million included in the construction loan non-accrual balance at December 31, 2005 in the above table. The second was from the workout of loans to a builder/developer group included in the 2004 and 2003 non-accrual construction loan totals. The properties securing this loan were foreclosed in August 2005 and transferred to real estate owned. The balance of these properties included in real estate owned was $1.1 million at December 31, 2005.

During 2005, the Bank would have recorded gross interest income of $207,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Bank recorded interest income of $7,000 on those loans for the year.

For additional information regarding the Bank’s problem assets and loss provisions recorded thereon, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

(9)

Reserves for Losses on Loans and Real Estate

In making loans, management recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan.

It is management’s policy to maintain reserves for estimated losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, estimates of the historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2005, the Bank’s allowance for loan losses amounted to $2.8 million.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank’s loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

(10)

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at Beginning of Period	$3,128	$3,744	$8,666	$1,730	$1,489

Charge-Offs:
Real estate loans:
Commercial	34	674	68	—	—
Residential	237	208	182	202	29
Construction	1,165	20	—	24	—
Commercial loans	31	16	10,902	—	—
Consumer loans	65	216	242	162	117

	1,532	1,134	11,394	388	146

Recoveries:
Real estate loans:
Construction	—	—	—	—	—
Residential	97	—	1	—	12
Commercial	552	—	—	—	—
Construction	—	—	—	—	—
Commercial loans	3,515	—	—	—	—
Consumer loans	43	126	31	24	15

	4,207	126	32	24	27

Net recoveries (charge-offs)	2,675	(1,008)	(11,362)	(364)	(119)

Transfer to allowance for unfunded commitments	(116)	—	—	—	—

Provision (adjustment) for loan losses	(2,852)	392	6,440	7,300	360

Balance at end of period	$2,835	$3,128	$3,744	$8,666	$1,730

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(1.30)%	0.52%	4.25%	0.11%	0.03%

Allowance for loan losses to loans	1.28%	1.57%	1.80%	2.77%	0.49%

The Company had a provision adjustment of $2.9 million for 2005 compared to a provision expense of $392,000 in 2004. The 2005 provision adjustment reflected net recoveries of $2.7 million. The 2005 recoveries of $4.2 million included settlements related to the CMC lease pools and full recovery of a $509,000 commercial real estate loan that was fully charged off in 2004.

The provision for loan losses in 2004 decreased to $392,000 from $6.4 million from 2003. The provision expense for both 2003 and 2002 was significantly higher than other periods primarily due to the increase in non-accrual loans in 2003 and 2002 and increased charge-offs in 2003. The two lease pools purchased from CMC totaling $10.9 million had 50% reserves at year-end 2002 due to an expected lengthy litigation process, and the remaining 50% was charged off in 2003 due to continuing uncertainty surrounding the prospects for eventual recovery from the sureties (see Item 3 — “Legal Proceedings” for more information on the CMC leases). The loans to the builder/developer group discussed under “—Non-Performing Assets and Asset Classification” above and its related parties had reserves of $30,000, $261,000, $831,000, and $895,000 at December 31, 2005, 2004, 2003 and 2002, respectively. Property securing one of the loans to the builder/developer was foreclosed in 2005, charged-down to fair value less selling costs, and transferred to real estate owned. The charge-down on this property is included in construction loan charge-offs. The remaining reserves were necessary to reflect management’s view on

(11)

the risk in the loan portfolio due to the change in the portfolio mix and other problem loans. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans — Credit Quality.”

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

	At December 31,
	2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$1,545	30.58%	$2,013	37.76%	$1,686	36.12%
Residential	502	43.99	462	46.35	620	47.92
Construction	697	20.01	247	6.61	1,095	8.57
Commercial loans	27	3.56	319	7.10	192	3.64
Consumer loans	64	1.86	87	2.18	151	3.75

Total allowance for loan losses	$2,835	100.00%	$3,128	100.00%	$3,744	100.00%

	At December 31,
	2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$1,414	26.72%	$617	16.91%
Residential	772	49.57	417	58.00
Construction	539	13.43	90	11.52
Commercial loans	5,618	6.03	185	5.08
Consumer loans	323	4.25	421	8.49

Total allowance for loan losses	$8,666	100.00%	$1,730	100.00%

(12)

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 32.3% of the Bank’s total interest income (and dividends) for fiscal 2005. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

As an Indiana savings bank, the Bank is authorized to invest without limitation in direct or indirect obligations of the United States, direct obligations of a United States territory, and direct obligations of the state or a municipal corporation or taxing district in Indiana. The Bank is also permitted to invest in bonds or other securities of a national mortgage association and the stock and obligations of a Federal Home Loan Bank. Indiana savings banks may also invest in collateralized mortgage obligations to the same extent as national banks. An Indiana savings bank may also purchase for its own account other investment securities under such limits as the Department of Financial Institutions prescribes by rule, provided that the savings bank may not invest more than 10% of its equity capital in the investment securities of any one issuer. An Indiana savings bank may not invest in speculative bonds, notes or other indebtedness that are defined as securities and that are rated below the first four rating categories by a generally recognized rating service, or are in default. An Indiana savings bank may purchase an unrated security if it obtains financial information adequate to document the investment quality of the security.

The Bank’s investment portfolio consists primarily of obligations issued by federal agencies such as Fannie Mae, the FHLB and the FFCB System, mortgage-backed securities issued by Ginnie Mae and Freddie Mac. The Bank has also invested in trust-preferred securities, municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2005, the Bank owned mutual funds issued by Shay Financial Services, Inc. with a book value of $12.8 million and a market value of $12.3 million. The Bank did not own any other security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2005.

The following table sets forth the carrying value of the Bank’s investments in federal agency obligations and mortgage-backed securities, collaterized mortgage obligations and other investments at the dates indicated.

	At December 31,
	Held to Maturity		Available For Sale
	2005	2004	2005	2004
	(In thousands)
Federal agencies	—	$92,255	$89,412	—
Mortgage-backed securities and collateral mortgage obligations	—	44,065	45,715	—
Equity securities	—	—	12,290	$12,032
Municipal securities	—	20,362	19,769	—
Other investment securities	—	1,640	1,500	—

Total investments	$—	$158,322	$168,686	$12,032

(13)

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2005. The Bank’s federal agencies investment portfolio consists of obligations issued by Freddie Mac, FHLB, Fannie Mae, and the FFCB System.

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Federal agencies	$24,753	2.06%	$64,659	3.02%	—	—	—	—	$89,412	2.76%
Municipal securities (1)	—	—	—	—	$19,769	5.37%	—	—	19,769	5.40
Mutual funds	12,290	4.07	—	—	—	—	—	—	12,290	4.03
Trust preferred securities	—	—	—	—	—	—	$1,500	8.86%	1,500	8.86

(1)	Presented on a tax equivalent basis using a tax rate of 34%

The Bank’s mortgage-backed securities include both fixed and adjustable-rate securities. At December 31, 2005, the Bank’s mortgage-backed securities consisted of the following:

	Carrying Amount	Average Rate
	(Dollars in thousands)
Variable-rate:
Repricing in one year or less	$1,469	5.82%
Repricing in one to five years	17,879	4.28
Repricing in five to ten years	—	—
Fixed-rate:
Maturing in five years or less	11,910	3.11
Maturing in five to ten years	9,682	4.47
Maturing in more than ten years	4,775	6.14

Total	$45,715	4.09

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

Deposits. The Bank attracts both short-term and long-term retail deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Bank offers regular savings accounts, NOW accounts, money market accounts, fixed interest rate certificates with varying maturities and negotiated rate jumbo certificates with various maturities. The Bank also offers tax-deferred individual retirement, Keogh retirement and simplified employer plan retirement accounts.

As of December 31, 2005, approximately 44.8%, or $147.5 million, of the Bank’s aggregate retail deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

Interest earned on passbook and statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for the Bank. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. Management establishes the interest rate on these accounts weekly.

The Bank also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well.

In addition to retail deposits, the Bank may obtain deposits from the brokered market. The Bank held a brokered certificate for $10.0 million at 4.80% at December 31, 2005. The Bank had no brokered certificates at December 31, 2004.

(14)

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2005		Increase (Decrease) from Prior Year	Balance at December 31, 2004		Increase (Decrease) From Prior Year	Balance at December 31, 2003
	(Dollars in thousands)
Savings deposits	$25,034	7.38%	$(2,462)	$27,496	7.99%	$(3,062)	$30,558	8.48%
NOW accounts	51,933	15.30	(2,190)	54,123	15.73	10,961	43,162	12.48
Super NOW accounts	48,538	14.30	(10,952)	59,490	17.29	22,945	36,545	10.57
Money market deposit accounts	22,010	6.48	(8,833)	30,843	8.96	(17,395)	48,238	13.95
Certificate accounts:
Certificates of $100,000 and more	46,988	13.85	19,445	27,543	8.01	331	27,212	7.87
Fixed-rate certificates:
12 months or less	91,729	27.03	9,936	81,793	23.77	31,956	49,837	14.42
13-24 months	27,612	8.14	893	26,719	7.77	(15,986)	42,705	12.35
25-36 months	9,917	2.92	(5,345)	15,262	4.44	1,034	14,228	4.12
37 months or greater	14,411	4.25	(4,881)	19,292	5.61	(31,848)	51,140	14.79
Variable-rate certificates:
18 months	1,179	0.35	(307)	1,486	0.43	(633)	2,119	0.61

Total	$339,351	100.00%	$(4,696)	$344,047	100.00%	$(1,697)	$345,744	100.00%

(15)

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products to the customer. They include noninterest-bearing and interest-bearing NOW accounts, interest-bearing Super NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years. The Bank’s Super NOW account, which was introduced in 2003 and pays tiered premium money market rates with unlimited check writing privileges, had a portfolio balance of $48.5 million at December 31, 2005.

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2005, 2004 and 2003 are calculated from actual daily balances.

	For the Year Ended December 31,
	2005		2004		2003
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Interest-bearing demand deposits	$93,066	2.29%	$76,804	1.66%	$49,346	1.64%
Money market deposit accounts	27,140	1.33	39,703	0.95	53,833	1.31
Savings deposits and MMDA	26,657	0.45	29,796	0.27	33,951	0.69
Time deposits	176,173	3.11	179,053	2.55	236,887	3.34

Total interest bearing deposits	323,036	2.50	325,356	1.94	374,017	2.58
Non-interest-bearing demand and savings deposits	18,226		21,704		22,439

Total deposits	$341,262		$347,060		$396,456

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2005	2004	2003
	(In thousands)
Less than 2.00%	$2,774	$60,372	$77,121
2.00% - 3.99%	113,290	79,172	75,293
4.00% - 5.99%	75,678	31,696	33,448
6.00% - 7.99%	94	855	1,379

	$191,836	$172,095	$187,241

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2005.

	Amount Due
Rate	Less Than One Year	1-2 Years	2-3 Years	More Than 3 Years	Total
	(In thousands)
Less than 2.00%	$2,645	$129	—	—	$2,774
2.00% - 3.99%	83,592	14,362	$11,617	$3,719	113,290
4.00% - 5.99%	42,384	19,369	51	13,874	75,678
6.00% - 7.99%	50	—	4	40	94

	$128,671	$33,860	$11,672	$17,633	$191,836

(16)

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2005.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$8,789
Over three through six months	8,951
Over six through twelve months	18,268
Over twelve months	10,980

Total	$46,988

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2005, the Bank had $66.6 million of FHLB advances outstanding.

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

The Company had a note payable to a third party financial institution, which had a balance of $300,000 and an interest rate of 5.75% at December 31, 2005. The proceeds of such note were used to finance stock repurchases during 1999.

The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

	At or for the Year Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$66,589	$40,040	$9,630

Weighted average rate paid on
FHLB advances at end of period	3.93%	3.70%	5.38%

Maximum amount of borrowings outstanding at any month end:
FHLB advances	$73,729	$50,769	$9,698

Approximate average amounts outstanding:
FHLB advances	$49,045	$32,672	$5,829

Approximate weighted average rate paid on
FHLB advances during the period	3.86%	3.81%	6.57%

(17)

Average Balance Sheet

The following table sets forth certain information relating to the Company’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from short-term investments and other interest-earning assets have been increased by $367,000, $344,000, and $17,000 for 2005, 2004, and 2003, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2005, 2004 and 2003 are calculated from actual daily balances.

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$205,231	$13,395	6.53%	$194,826	$12,760	6.55%	$267,119	$19,241	7.20%
Mortgage-backed securities	49,505	2,004	4.05	39,583	1,471	3.72	34,187	1,109	3.24
Securities
Taxable	91,773	2,529	2.76	87,941	2,478	2.82	52,414	1,675	3.20
Tax-exempt	19,966	1,079	5.40	20,231	1,011	5.00	905	50	5.52
Short-term investments and other interest-earning assets (1)	28,317	1,142	4.03	33,849	955	2.82	48,622	1,038	2.13

Total interest-earning assets	394,792	20,149	5.10	376,430	18,675	4.96	403,247	23,113	5.73
Noninterest-earning assets	39,918			47,988			49,247

Total assets	$434,710			$424,418			$452,494

Interest-bearing liabilities:
Demand deposits and savings	$146,863	2,616	1.78	$146,303	1,733	1.18	$137,130	$1,746	1.27
Certificates of deposits	176,173	5,472	3.11	179,053	4,572	2.55	236,887	7,910	3.34

Total interest-bearing deposits	323,036	8,088	2.50	325,356	6,305	1.94	374,017	9,656	2.58
Borrowings	49,276	1,907	3.87	33,031	1,261	3.82	6,512	410	6.30

Total interest-bearing liabilities	372,312	9,995	2.68	358,387	7,566	2.11	380,529	10,066	2.65

Noninterest-bearing liabilities	24,279			27,370			32,967

Total liabilities	396,591			385,757			413,496
Shareholders’ equity	38,119			38,661			38,998

Total liabilities and shareholders’ equity	$434,710			$424,418			$452,494

Net interest income		$10,154			$11,109			$13,047

Interest rate spread			2.42%			2.85%			3.08%
Net tax equivalent yield on interest-earning assets			2.57%			2.95%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.04%			105.03%			105.97%

(1)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities, and FHLB stock. Presented on a tax equivalent basis using a tax rate of 34%.

(18)

Trust Activities

During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services Division. Trust services consist of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRAs (discretionary and directed) and estates (personal representative). These accounts are offered to customers within the Bank’s service areas in Indiana. Trust account balances of $75,000 and more can profitably be managed by the Bank. At December 31, 2005, the Bank had $13.7 million in trust assets under management. On March 3, 2006, the Bank’s Board of Directors resolved to close the Trust Department, effective August 1, 2006.

Subsidiary Activities

The Company’s only wholly-owned subsidiary is the Bank. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has three wholly-owned subsidiaries: AFS, AIS and AIMI. At December 31, 2005, the Bank’s investments in its subsidiaries were approximately $127.3 million, consisting of direct equity investments.

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

(19)

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

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements are substantially similar to those applicable to the Bank. See “— Regulation and Supervision of the Bank — Capital Requirements.”

(20)

Regulation and Supervision of the Bank

General. The Bank is subject to extensive regulation by the Indiana Department of Financial Institutions and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Indiana Department of Financial Institutions and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Indiana Department of Financial Institutions and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere in this Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety be reference to the actual statutes and regulations.

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

At December 31, 2005, the Bank’s ratio of Tier 1 capital to total assets was 7.95%, its ratio of Tier 1 capital to risk-weighted assets was 12.85% and its ratio of total risk-based capital to risk-weighted assets was 13.94%.

During the second quarter of 2002, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies, require greater financial information from borrowers, establish a loan review program and certain other internal controls. The FDIC and the DFI released the Bank from the MOU during the third quarter of 2005. The release of the MOU was contingent on the Bank’s adoption of a resolution that required the Bank to continue reducing the level of assets as substandard, formulate and implement a written Profit Plan, abstain from purchasing additional Bank Owned Life Insurance policies, formalize policies for leveraging strategies and maintain Tier 1 capital at or above 7% of assets. The Bank adopted the resolution on June 27, 2005.

(21)

Investment Activities. Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered FDIC-insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC regulations permit exceptions to these limitations. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Investment Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. The Company’s Board of Directors have also resolved not to cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2005, the shareholder’s equity of the Bank was $35.7 million.

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

(22)

The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. At December 31, 2005, the Bank is considered well-capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government established to finance takeovers of insolvent thrifts.

Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the SAIF and the Bank Insurance Fund into a combined “Deposit Insurance Fund.” Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation (“FDIC”) based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.

The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.

The consolidation of the SAIF and Bank Insurance Fund must occur no later than the first day of the calendar quarter that begins 90-days after the date of the Act’s enactment, i.e., July 1, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.

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

(23)

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

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that banks was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts over $7.8 million up to $48.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2005, the Bank met applicable Federal Reserve Board reserve requirements.

(24)

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2005, the Bank held stock in the FHLB of Indianapolis in the amount $6.4 million and was in compliance with the above requirement.

The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2005, the Bank held stock in the FHLB of Cincinnati in the amount of $1.1 million and was in compliance with requirements of membership.

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

(25)

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

Enforcement. The Department has authority to take enforcement action against an Indiana savings bank in appropriate cases, including the issuance of cease and desist orders, removal of directors or officers, issuance of civil money penalties and appointment of a conservator or receiver.

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

The Company’s state income tax returns have not been audited in the past five years.

(26)

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2005	Principal Position
Jerome J. Gassen	55	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	55	Executive Vice President and Chief Operating Officer of the Bank and the Company

Bradley L. Smith	45	Senior Vice President - Treasurer and Chief Financial Officer of the Bank and the Company

Nancy A. Rogers	63	Senior Vice President - Marketing Services of the Bank and Secretary of the Bank and the Company

Grover F. Archer	65	Senior Vice President - Retail Banking of the Bank

Deborah A. Bell	53	Senior Vice President - Information Technology of the Bank

Ronald M. Holloway	56	Senior Vice President - Lending Services of the Bank

Jan F. Wright	62	Senior Vice President - Business Services of the Bank

James A. Freeman	56	Senior Vice President – Commercial Lending and Credit Administration

Matthew Branstetter	38	Senior Vice President - Chief Credit Officer

Unless otherwise noted, all officers have held the position described below for at least the past five years.

Jerome J. Gassen was appointed President and Chief Executive Officer and director of the Company and the Bank on June 1, 2005. Prior to joining the Company, Mr. Gassen served as Executive Vice President of Banking of Old National Bank, Evansville, Indiana from August 2003 until January 2005. Before serving as Executive Vice President, Mr. Gassen was the Northern Region President of Old National Bank from January 2000 to August 2003. Mr. Gassen also served on Old National Bank’s Board of Directors from January 2000 until January 2005. Mr. Gassen served as President and Chief Operating Officer of American National Bank and Trust Company, Muncie, Indiana from 1997 until January 2000, when American National was acquired by Old National Bank.

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

Nancy A. Rogers was appointed as Senior Vice President - Marketing Services in March 1995 and was also appointed Secretary of the Company and the Bank in 1998. She has been employed at the Bank since 1964 and most recently served as Vice President and Director of Advertising and Public Relations.

(27)

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

Deborah A. Bell was appointed as Senior Vice President-Information Technology in May 1998. She has been employed at the Bank since 1976 and most recently served as Vice President and Director of Data Processing since 1991, after serving in that department since July 1985.

Ronald M. Holloway has been employed by the Bank since 1973 and was elected Senior Vice President and Chief Lending Officer in December 1995. Mr. Holloway previously was responsible for the Bank’s loan servicing department.

Jan F. Wright was elected as Senior Vice President-Business Services at the Bank in January 1998 and prior to that served as Senior Vice President - Branch Operations since March 1995. He previously held the position of Vice President and Director of Loan Origination and Processing and has been employed by the Bank since 1972.

James A. Freeman was named Senior Vice President – Commercial Lending and Credit Administration in September 2005. Prior to joining Ameriana, Mr. Freeman was Regional Senior Credit Officer (Small Business Division) for National City Bank from September 2002 to September 2005, where he managed the credit underwriting process for a four state region. Mr. Freeman also served as Credit Department Manager/Vice President for Fifth Third Bank, Indiana from January 2000 to August 2002.

Matthew Branstetter was appointed as Senior Vice President – Chief Credit Officer in March 2006. Prior to joining Ameriana, Mr. Branstetter was Senior Vice President, Credit Administrator for Old National Bank in Indianapolis from 2000 to 2006, where he managed the credit underwriting process for a four-state region. During his banking career, Mr. Branstetter also served as Vice President-Comptroller and Corporate Treasurer for FCN Bank in Brookville, Indiana from 1989 to 2000.

(28)

Item 1A. Risk Factors

An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including the items included as exhibits. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

A significant percentage of our assets are invested in lower yielding investments, which has contributed to our low profitability. Our results of operations are substantially dependant on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. The low interest-rate environment that existed in 2001 through mid-2004 led to the refinancing of a substantial portion of our one- to four-family loans. These loans were subsequently sold to minimize the potential interest rate risk associated with maintaining such long-term low-interest loans in portfolio. The proceeds from such loans sales were invested in government agency securities. Additionally, during such period, our residential loan production decreased due to reduced demand in our market area. Accordingly, at December 31, 2005, 37.5% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. To counteract this, in 2004, we devoted more resources towards loan production, specifically residential and commercial real estate lending, with the goal of investing a greater proportion of our assets in loans. We have also made efforts to reduce our cost of funds, through more disciplined and effective pricing strategies, and to reduce our operating expenses, by reducing staffing levels and freezing our pension plan in June 2004. Together, these efforts are designed to increase our net interest income. There can be no assurance, however, that we will be able to increase the origination of loans, successfully reduce our cost of funds or operating expenses or that we will be able to successfully implement this strategy.

Certain interest rate movements may hurt our earnings. Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fifteen times, from 1.00% to 4.75%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has resulted in our interest rate spread declining from 3.08% at December 31, 2003 to 2.42% at December 31, 2005 and net interest margin declining from 3.24% for the year ended December 31, 2003 to 2.57% for the year ended December 31, 2005. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks. At December 31, 2005, our loan portfolio consisted of $68.5 million, or 31.0% of commercial real estate loans, $44.8 million, or 20.3% of construction loans and $8.0 million, or 3.6% of commercial business loans. We intend to continue to increase our emphasis on the origination of commercial and construction lending. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

(29)

Our relatively high level of non-performing loans and classified assets expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. At December 31, 2005, our non-performing loans totaled $2.6 million, representing 1.16% of total loans. In addition, loans that we have classified as either substandard, doubtful or loss totaled $15.8 million, representing 7.2% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.

At December 31, 2005, our allowance for loan losses as a percentage of total loans was 1.28%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $14.5 million for the year ended December 31, 2005 compared to $13.4 million for the year ended December 31, 2004. Our efficiency ratio totaled 104.40% for the year ended December 31, 2005 compared to 90.87% for the year ended December 31, 2004. We have made a concerted effort to control our expenses and operate more efficiently, through such actions as reducing personnel and freezing of our pension plan. However, the failure to reduce our expenses could hurt our profits.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the Federal Deposit Insurance Corporation, as of June 30, 2005, we held 35.0% of the deposits in Henry County, Indiana, which was the largest market share of deposits out of the four financial institutions that held deposits in this county. We also held 11.9% of the deposits in Hancock County, Indiana, which was the 4th largest market share of deposits out of the ten financial institutions that held deposits in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

(30)

If we do not achieve profitability on our new branch, it may negatively impact our earnings. We opened our McCordsville branch office in February 2004. Numerous factors contribute to the performance of a new branch, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new branch to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new branch office can become profitable. During this period, operating this new branch office may negatively impact our net income.

If the value of real estate in central Indiana were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us. With most of our loans concentrated in central Indiana, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate. Because the majority of our borrowers and depositors are individuals and businesses located and doing business in central Indiana our success significantly depends to a significant extent upon economic conditions in central Indiana. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Indiana could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

The trading history of our common stock is characterized by low trading volume. Our common stock may be subject to sudden decreases. Although our common stock trades on Nasdaq National Market, it has not been regularly traded. We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

(31)

•	changes in economic conditions in our marketplace, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price you desire. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. Ameriana Bank and Trust, SB is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Ameriana Bancorp is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Ameriana Bank and Trust, SB. The regulation and supervision by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in Ameriana Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Provisions of our articles of incorporation, bylaws and Indiana law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party. Provisions in our articles of incorporation and bylaws and the corporate law of the State of Indiana could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Indiana laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board.

Item 1B. Unresolved Staff Comments

Not applicable.

(32)

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2005, and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased	Square Feet
		(Dollar amounts in thousands)
Main Office:
2118 Bundy Avenue
New Castle, Indiana	1958	$1,658	$364	Owned	20,500

Branch Offices:
1311 Broad Street
New Castle, Indiana	1890	1,137	278	Owned	18,000

956 North Beechwood Street
Middletown, Indiana	1971	326	50	Owned	5,500

22 North Jefferson Street
Knightstown, Indiana	1979	400	152	Owned	3,400

1810 North State Street
Greenfield, Indiana	1995	1,161	890	Owned	5,800

99 Dan Jones Road
Avon, Indiana	1995	1,560	1,249	Owned	12,600

1724 East 53rd Street
Anderson, Indiana	1993	734	622	Owned	4,900

488 West Main Street
Morristown, Indiana	1998	353	288	Owned	2,600

7435 West U.S. 52
New Palestine, Indiana	1999	944	781	Owned	3,300

6653 West Broadway
McCordsville, Indiana	2004	1,136	1,109	Owned	3,400

Ameriana Insurance Agency, Inc. and Trust Department of the Bank
1908 Bundy Avenue
New Castle, Indiana	1999	384	333	Owned	5,000

Total		$9,793	$6,116

The Bank purchased land in 2003 for future bank use. The total investment for the land was $236,000. The value of the land is not included in the table above.

(33)

Item 3. Legal Proceedings

As previously reported, the Bank has been involved in litigation relating to its interests in the two pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy.

In June and September 2001, the Bank purchased the income streams from two separate pools of commercial leases totaling $12,003,000. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated at least “A” by Moody’s. The bonds guaranteed payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement, which provided that the insurers will service the leases. In each case the insurers assigned their servicing rights and responsibilities to Commercial Servicing Corporation (“CSC”), a Company which has now filed for bankruptcy.

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

All of the Bank’s claims against AMICO have been settled for $2.3 million plus the retention of all payments made by AMICO prior to the settlement. RLI issued surety bonds on 53 leases. RLI has paid nothing toward settlement of the claims being made by the Bank. The litigation continues to pend in the Northern District of Ohio (Cleveland). The Court has ordered the parties to participate in mediation. The Bank participated in mediation with RLI on January 9, 2006. No settlement was reached. There are approximately 17 banks with claims against 5 insurance companies. Until the mediation process has been completed by all of the banks and insurance companies, all proceedings have been stayed by the Court. It is anticipated that the Court will issue a new Case Management Plan during March or April, 2006.

During 2005, the Bank collected $1.1 million from the Trustee in the CMC/CSC bankruptcies. The funds were applied against the balance owed in the RLI pool. The lessees in that pool continue to pay and the Bank is receiving approximately $7-8,000 each month from the lessees. Those payments will cease in June or July, 2006. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorney fees, litigation expenses, interest, damages, and other costs. The principal amount owed by RLI has not been reduced since our last report. Attorney fees, litigation expenses, damages, interest, and other costs continue to grow. It is unlikely that the RLI litigation will be resolved in 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

(34)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

The Company’s common stock, par value $1.00 per share, is traded on the Nasdaq National Market under the symbol “ASBI.” On March 27, 2006, there were 548 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 1987. The Company’s ability to pay dividends is dependent on dividends received from the Bank. See Note 12 to the “Consolidated Financial Statements” included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq National Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2005			2004
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared
March 31	$16.04	$13.30	$0.16	$17.00	$14.50	$0.16
June 30	15.35	12.90	0.16	17.28	14.56	0.16
September 30	14.64	12.75	0.16	17.15	14.30	0.16
December 31	14.00	11.93	0.16	16.50	14.50	0.16

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2005.

(35)

Item 6. Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2005	2004	2003	2002	2001
Cash	$8,318	$8,645	$9,275	$7,481	$7,518
Investment securities	168,686	170,354	137,788	58,155	140,629
Loans net of allowances for loan losses	218,291	196,344	204,141	304,586	350,383
Interest-bearing deposits and stock in Federal Home Loan Bank	13,401	15,673	12,222	44,974	11,648
Other assets	40,673	37,537	39,027	41,611	41,896

Total assets	$449,369	$428,553	$402,453	$456,807	$552,074

Deposits noninterest-bearing	$18,788	$19,649	$19,039	$19,124	$24,257
Deposits interest-bearing	320,563	324,398	326,705	383,063	388,156
Borrowings	66,889	40,390	10,230	6,432	88,583
Other liabilities	7,472	5,473	7,605	9,148	8,183

Total liabilities	413,712	389,910	363,579	417,767	509,179
Shareholders’ equity	35,657	38,643	38,874	39,040	42,895

Total liabilities and shareholders’ equity	$449,369	$428,553	$402,453	$456,807	$552,074

	Year Ended December 31,
Summary of Earnings	2005	2004	2003	2002	2001
Interest income	$19,782	$18,331	$23,096	$29,973	$37,170
Interest expense	9,995	7,566	10,066	17,541	24,243
Net interest income	9,787	10,765	13,030	12,432	12,927
Provision (adjustment) for loan losses	(2,852)	392	6,440	7,300	360
Other income	4,115	3,961	10,540	2,949	4,046
Other expense	14,513	13,381	13,602	13,675	11,348

Income (loss) before taxes	2,241	953	3,528	(5,594)	5,265
Income taxes	183	(473)	1,110	(2,519)	1,465

Net income (loss)	$2,058	$1,426	$2,418	$(3,075)	$3,800

Basic earnings (loss) per share	$0.65	$0.45	$0.77	$(0.98)	$1.21
Diluted earnings (loss) per share	$0.65	$0.45	$0.77	$(0.98)	$1.21

Dividends declared per share	$0.64	$0.64	$0.64	$0.64	$0.61

Book value per share	$11.23	$12.26	$12.35	$12.40	$13.63

	Year Ended December 31,
Other Selected Data	2005	2004	2003	2002	2001
Return on average assets	0.47%	0.34%	0.53%	(0.60)%	0.72%
Return on average equity	5.40	3.69	6.20	(7.32)	8.92
Ratio of average equity to average assets	8.77	9.11	8.62	8.18	8.12
Dividend payout ratio (1)	98.46	142.22	83.12	NM (2)	50.41
Number of full-service bank offices	10	10	9	11	11

(1)	Based on total dividends per share declared and net income per share for the year.
(2)	NM - Not meaningful.

(36)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name, Ameriana Bank and Trust, SB. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Savings Association Insurance Fund administered by the FDIC. References in this Form 10-K to “we”, “us”, and “our” refer to Ameriana Bancorp and/or Ameriana Bank and Trust, as appropriate.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana.

The Bank has three wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers debt protection products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AIMI manages the Bank’s investment portfolio. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds primarily in mortgage loans on single-family residences, multi-family, construction loans, commercial real estate loans, and, to a lesser extent, commercial and industrial loans, small business lending, home improvement, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and non interest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities. We also operate a Trust Department, which provides trust, investment and estate planning services. The Company has decided to close the Trust Department in 2006. For more information on the closure of the Trust Department, see Note 20 to the “Consolidated Financial Statements” included under Item 8 of this Form 10-K.

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

Financial Challenges in Recent Years

Since 2001, when we posted net income of $3.8 million, our Company has faced several significant financial challenges.

In 2002, we posted a net loss of $3.1 million. This loss was due primarily to security losses and large loan provision expenses. We disposed of $137 million in securities for a pre-tax loss of $3.2 million. The securities were sold to address a considerable increase in the Bank’s interest rate risk primarily due to volatile collateralized mortgage obligations. We also experienced a decline in credit quality of our loan portfolio which resulted in provision for loan loss of $7.3 million. Non-performing loans grew substantially in 2002 to $18.4 million at December 31, 2002 compared to $2.6 million at December 31, 2001. The main cause for the increase was related to the two lease pools originated by Commercial Money Center (“CMC”), a now bankrupt company, totaling $10.9 million, which both went into default. The Bank became involved in a variety of litigation related to these lease pools. Each lease within each pool is supported by a surety bond issued by one of two insurance companies. Both insurance companies denied responsibility for payment. In addition to the leases, non-performing assets included loans to a builder/development group and its related parties totaling $3.6 million.

(37)

In 2003, we posted net income of $2.4 million. Net income during this period included charges totaling $5.9 million, taken primarily to write off the remainder of the troubled lease portfolio. These charges were offset to some extent by a gain of $5.5 million from the sale of two branches in Ohio. Unfavorable market conditions since 2000 reduced earnings in the employee pension fund and accordingly caused a significant increase in the contribution required by the Company. Nonperforming loans were $8.5 million at December 31, 2003 and consisted primarily of commercial real estate.

In 2004, we posted net income of $1.4 million. A decline in net interest income and gains on sale of loans were major factors in the results. Heavy mortgage loan refinancing from 2001 to 2003 shifted a major portion of our earning assets from loans to lower earning investments. Short-term interest rates grew rapidly in the last six months of the year leading to a flattening of the yield curve. The combination of these two events squeezed our net interest margin. The slowdown in mortgage loan refinancing resulted in the decline in gains on sale of loans. We froze the defined-benefit pension plan on June 30, 2004 to discontinue accruing benefits to plan participants beyond what was already earned to date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. Nonperforming loans were $5.9 million at December 31, 2004 and consisted primarily of commercial real estate.

Overview of 2005

•	Net income for 2005 was $2.1 million, an increase of 44.3% over 2004.

•	We recovered $4.2 million from loans previously charged-off.

•	We made a voluntary payment of $1.1 million to fund a portion of our pension liability.

•	A flattening yield curve further squeezed our net interest margin.

•	We achieved 11% loan growth, primarily in commercial construction real estate loans.

•	Non-performing loans declined over 50%.

•	Harry J. Bailey retired as President and CEO. He was replaced by Jerome J. Gassen.

Our net income was $2.1 million in 2005, which included significant recoveries from leases charged off in prior periods, offset by a one-time large payment towards our pension liability. We had significant recoveries in 2005, primarily from the two equipment lease pools originated by CMC, a now bankrupt company, that were charged off for $10.9 million during 2002 and 2003. The lease recoveries included a $2.3 million settlement against one of the two sureties for the lease pools and a payment of $1.1 million received in settlement of the CMC bankruptcy. The litigation against RLI Insurance Company (“RLI”), the other surety for the lease pools, continues. We also made a $1.1 million voluntary payment to fund a portion of our pension liability in 2005. Short-term interest rates continued to rise in 2005 which led to a flattening yield curve. As a result, our net interest margin declined to 2.57% in 2005 from 2.95% in 2004.

We experienced solid loan growth in 2005, with net loans increasing 11% for the year. Credit quality improved in 2005 with a decline in non-performing loans of over 50%.

Our President and CEO for more than twenty years, Mr. Harry J. Bailey, retired on June 1, 2005. Mr. Jerome J. Gassen, our current President and CEO, started with the Company on June 1, 2005.

Strategic Summary

We have concentrated on improving the soundness of our organization as evidenced by the significant recoveries of past loan and lease losses and dramatic improvement in asset quality. These efforts had a positive impact on earnings in 2005 and should lead to increased profitability in the future. We have also made a concerted effort to reduce our expenses and operate more efficiently.

We project our net interest margin, which was 2.57% in 2005, may decline 20 – 30 basis points in the first half of 2006 before it starts to improve in the latter half of the year. The Federal Reserve increased short-term interest rates 25 basis points in January 2006, which led to an inverted yield curve in the first quarter. We project the Federal Reserve will increase short-term interest rates another 25 to 50 basis points before midyear and leave rates unchanged for the remainder of the year. We further project that short-term rates will begin to decline in early 2007. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets. Most of the variable rate mortgage loans in our portfolio lag the market 45 days when they are scheduled to re-price. A stabilized short-term interest rate environment in the second half of 2006 would provide interest-earning assets an opportunity to catch-up, leading to an expected improvement in the net interest margin. We also expect an improvement in the mix of interest-earning assets in 2006 that may further improve the net interest margin.

About 39% of our investment securities portfolio at December 31, 2005, consisting primarily of government agency securities, earns an average yield of 2.44%, 53 basis points below our cost of funds. We will receive steady cash flows from these securities as they mature over a twenty-month period starting in the second quarter of 2006. The cash flows from these securities will be used to pay down short-term borrowings and fund new loan volume. The steady redeployment of cash flows from the investment portfolio into higher-yielding assets should improve the net interest margin.

(38)

As part of the 2006 corporate plan, the Company has adopted a number of short and long-term action plans including:

•	Recruiting seasoned commercial lenders, credit analysts and key risk managers.

•	Diversifying the loan portfolio by reducing the concentration in commercial real estate and expanding commercial, residential real estate and consumer lending.

•	Focusing on retail banking activities including emphasizing transactional deposit growth, expanding customer relationships as measured by products per household and acquisition of new customer relationships.

•	Reducing the operating expenses of the Company.

•	Reducing the size of the investment portfolio as a percent of total assets.

We believe the continued success of the Company is dependent on its ability to provide its customers with financial advice and solutions that assist them in achieving their goals. We will accomplish this mission by:

•	being our customer’s first choice for financial advice and solutions;

•	informing and educating customers on the basics of money management; and

•	understanding and meeting customer’s financial needs throughout their life cycle.

Serving customers requires the commitment of all Ameriana associates to provide exceptional service and sound advice. We believe these qualities will differentiate us from our competitors and increase profitability and shareholder value.

In order to meet our goals, we have undertaken the following strategies:

Build Relationships With Our Customers. Banking is essentially a transaction business. Nevertheless, numerous industry studies have shown that customers want a relationship with their bank and banker based on trust and sound advice. Based on this information, we are focusing our efforts on building relationships and improving our products per household.

Achieve Superior Customer Service. We continually measure customer satisfaction through post-transaction surveys. Our evaluations include in-person customer surveys, mystery shoppers and other in-store performance metrics.

Develop and Deliver Fully Integrated Financial Advice and Comprehensive Solutions to Meet Customer Life Events. We are re-packaging our products around customer “life events” such as planning for retirement, buying a home and saving for college education rather than traditional transaction accounts, savings and loan products.

Establish Strong Brand Awareness. We believe it is important to create a value proposition that is understood and appreciated by our customers. Accordingly, we are undertaking an effort through our marketing, customer communications and design of our Banking Centers to create the “Ameriana Bank” brand.

Use Technology to Expand Our Customer Base. We continue to enhance our electronic delivery of products and services to our customers. Our technology-based services will include business interest banking and cash management services, business remote item capture and on-line loan and account opening. These services will allow us to reach more customers effectively and conveniently.

Develop an Innovative Delivery System. We believe our bank branches must evolve into “Financial Stores” that showcase our financial products and offer our customers an environment that is conducive to interacting with knowledgeable Ameriana associates and with our technology based products.

Increase Market Share in Existing Markets and Expand into New Markets. We believe there is significant opportunity to increase our products per household with existing customers and attract new customers in our existing markets. Longer term, we would like to “fill-in” our existing franchise in East Central Indiana as our profitability improves.

(39)

Critical Accounting Policies

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.

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

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for non-commercial loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each loan category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

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

(40)

FINANCIAL CONDITION

Total assets increased $20.8 million or 4.9% to $449.4 million at December 31, 2005 from $428.6 million at December 31, 2004. The increase was primarily due to an increase in the loan portfolio that was funded by short-term FHLB advances.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $2.8 million to $14.3 million at December 31, 2005 from $17.1 million at December 31, 2004. Cash on hand and in other institutions decreased $327,000 or 3.8% to $8.3 million at December 31, 2005. Interest-bearing deposits decreased $2.5 million or 29.2% to $6.0 million at December 31, 2005. The decrease was primarily due to the re-investment of the proceeds from an investment security for $2.0 million that matured on December 31, 2004 and was included in interest-bearing deposits at that date.

Securities

Investments held to maturity were all reclassified as available for sale in the third quarter of 2005 which resulted in a $158.3 million reduction of investments held to maturity (“HTM”) and a $156.6 million increase in investments available for sale (“AFS”) at December 31, 2005. This reclassification provides us with more flexibility to address changes in interest rate risk or capitalize on opportunities to generate higher interest earnings. The change had no effect on our earnings but did reduce shareholders equity due to the recording of unrealized net losses in other comprehensive income. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings.

Overall, investment securities available for sale and held to maturity decreased $1.7 million to $168.7 million at December 31, 2005, from $170.4 million at December 31, 2004, as funds from maturing securities were invested in loans.

The following table identifies changes in the investment securities carrying values:

	(Dollars in thousands)
	2005	2004	$ Change	% Change
December 31:
Mortgage-backed and collateralized mortgage obligations	$45,715	$44,065	$1,650	3.74%
Federal agencies	89,412	92,255	(2,843)	(3.08)
Municipal securities	19,769	20,362	(593)	(2.91)
Mutual funds	12,290	12,032	258	2.14
Trust preferred	1,500	1,640	(140)	(8.54)

Totals	$168,686	$170,354	$(1,668)	(0.98)%

The following table identifies the percentage composition of the investment securities:

	2005	2004
December 31:
Mortgage-backed and collateralized mortgage obligations	27.1%	25.9%
Federal agencies	53.0	54.1
Municipal securities	11.7	12.0
Mutual funds	7.3	7.0
Trust preferred	0.9	1.0

Totals	100.0%	100.0%

See Note 3 to the “Consolidated Financial Statements” for more information on investment securities.

(41)

Loans

Net loans receivable totaled $218.3 million at December 31, 2005, an increase of $22.0 million or 11.2% from $196.3 million at December 31, 2004. Construction loans are primarily responsible for the increase.

Residential loans increased $5.0 million to $98.5 million at December 31, 2005 from $93.5 million at December 31, 2004. In recent years, fixed-rate residential mortgage loans made up most of the new loan volume and were sold to minimize our exposure to interest rate risk. In 2005, as the interest rate for fixed-rate financing began to increase, the demand for fixed-rate financing declined while the demand for variable rate financing grew. We retained new variable rate residential mortgage loans in our loan portfolio which resulted in residential loan portfolio growth. We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the FHLB, totaled approximately $161.5 million at December 31 2005 compared to $179.6 million at December 31, 2004. Loans sold and that we subsequently service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375%. Construction loans increased $31.5 million to $44.8 million at December 31, 2005 from $13.3 million at December 31, 2004. The increase was primarily due to commercial real estate development loans which resulted from the addition of new commercial lenders.

Commercial loans declined $6.3 million to $8.0 million at December 31, 2005 from $14.3 million at December 31, 2004. The decrease was primarily due to principal pay-downs on lease loans purchased from an Indiana-based financial institution. Consumer loans declined $230,000 to $4.2 million at December 31, 2005 from $4.4 million at December 31, 2004. We placed less emphasis on consumer lending in recent years. In 2001, we discontinued our indirect lending program where we acquired loans through automobile dealers in the Company’s lending areas. The highly competitive consumer lending environment made it difficult for us to book consumer loans at profitable spreads. Management intends to increase our emphasis on consumer lending in 2006.

New loan production was $121.0 million in 2005 compared to $107.1 million in 2004. Loan production improved in all areas. Residential loan production increased to $37.5 million in 2005 from 34.2 million in 2004. Commercial real estate and construction loan production increased to $65.5 million in 2004 from $60.2 million in 2004.

Credit Quality

Non-performing assets declined $3.3 million to $2.6 million at December 31, 2005 from $5.9 million at December 31, 2004. The decrease was primarily related to three real estate development loans. The first is a commercial real estate loan for a condominium project in Lafayette, Indiana, with a principal balance of $2.5 million that was classified as non-accrual in December of 2004. This loan was partially charged-down by $750,000 in 2005. The second was for a real estate development/lot loan for a builder developer. The properties securing this loan for $1.6 million were foreclosed in August 2005. The loan was partially charged-off and transferred to real estate owned for $1.1 million. A third commercial real estate loan for $1.8 million was reclassified from non-accrual to performing at September 30, 2005.

We recorded net recoveries of $2.7 million in 2005 and net charge-offs of $1.0 million in 2004. Loan charge-offs were $1.5 million and $1.1 million in 2005 and 2004, while recoveries were $4.2 million and $126,000 in the same periods. In addition to the lease recoveries, we recovered $509,000 in 2005 on a commercial real estate loan that was charged-off in 2004.

The allowance for loan losses as a percent of loans was 1.28% at December 31, 2005 and 1.57% at December 31, 2004. The decline reflects the improvement in asset quality.

(42)

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $21.1 million and $20.5 million, respectively, at December 31, 2005 and 2004. The majority of these policies were purchased in 1999. The nontaxable increase in cash surrender value of life insurance was $708,000 in 2005 compared to $767,000 in 2004.

Deposits

The following table shows deposit changes by category:

	(Dollars in thousands)
	2005	2004	$ Change	% Change
December 31,
Noninterest-bearing accounts	$18,788	$19,649	$(861)	(4.4)%
Savings deposits	25,003	27,470	(2,467)	(9.0)
NOW and Super NOW accounts	81,714	93,990	(12,276)	(13.1)
Money market accounts	22,010	30,843	(8,833)	(28.6)
Certificates $100,000 and more	46,988	27,543	19,445	70.6
Other certificates	144,848	144,552	296	0.2

Totals	$339,351	$344,047	$(4,696)	(1.4)%

Non-maturity deposits decreased $24.5 million, or 14.2%, to $147.5 million at December 31, 2005 from $172.0 million at December 31, 2004. Approximately $9.7 million of this decline were from funds that transferred to certificate of deposits. The remaining $14.7 million of the decline was primarily from funds that left the Bank due to a highly competitive market for short-term deposits.

Certificate of deposits increased due to a $10.0 million brokered certificate issued by the Bank in 2005. The remaining $9.8 million increase was primarily from funds transferred from non-maturity deposits.

Borrowings

Borrowings increased $26.5 million to $66.9 million at December 31, 2005 from $40.4 million at December 31, 2004. Our borrowings consist of FHLB advances totaling $66.6 million and a note payable of $300,000. The increase in borrowings was necessary to fund loan growth.

Note payable declined $50,000 to $300,000 at December 31, 2005 from $350,000 at December 31, 2004. Note payable is to a third-party financial institution bearing interest at 5.75% and 3.75% at December 31, 2005 and 2004, respectively, the proceeds of which were used to finance stock repurchases during 1999.

Interest Rate Risk

Interest Rate Risk (“IRR”) is the risk to earnings and capital arising from movements in interest rates. IRR can result from:

•	timing differences in the maturity/repricing of an institution’s assets, liabilities, and off balance sheet contracts;

•	the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals;

•	unexpected shifts of the yield curve that affect both the slope and shape of the yield curve and;

•	differences in the behavior of lending and funding rates, sometimes referred to as basis risk. An example would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

(43)

The Asset-Liability Committee and the Board of Directors review our exposure to interest rate changes and market risk quarterly. This review is accomplished by the use of a cash flow simulation model using detailed securities, loan, deposit, borrowings and market information to estimate fair values of assets and liabilities using discounted cash flows. We monitor IRR from two perspectives:

•	Economic value at risk – long term exposure

The difference between the Bank’s estimated fair value of assets and the estimated fair value of liabilities is the fair value of equity, also referred to as net present value of equity (“NPV”). The change in the NPV is calculated at different interest rate intervals. This measures our IRR exposure from movements in interest rates and the resulting change in the NPV.

•	Earnings at risk – near term exposure

The model also tests the impact various interest rate scenarios have on net interest income over a stated period of time (one year, for example).

We recognize that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through the profit and loss statement. Accordingly, we will manage our position so that exposure to net interest income is monitored over both a one year planning horizon (accounting perspective) and a longer term strategic horizon (economic perspective).

Our objective is to manage our exposure to interest rate risk, bearing in mind that we will always be in the business of taking on rate risk and that rate risk immunization is not possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the net interest margin be reduced.

Change in IRR Calculation

We changed our emphasis on what we monitor for IRR in 2005. The NPV method was our primary IRR measurement in the past. The NPV method uses a liquidation model by simulating a mark-to-market of the entire balance sheet. The liquidation model identifies mismatched risk both for the near-term and long-term. Our primary concern going forward is our IRR exposure in the near term by focusing on earnings at risk.

We also changed to a different modeling program which uses similar methodologies and assumptions as the previous model. The IRR calculation results are similar as illustrated in the following table:

Effect of change in net interest income from December 31, 2005 for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
Year 1:
Old Model	$9,658	$9,740	$9,369	-0.85	-3.81
New Model	9,776	9,821	9,606	-0.46	-2.19

Year 2
Old Model	$10,412	$10,747	$11,079	6.90	13.75
New Model	10,383	11,207	11,103	5.72	13.05

The primary difference between the two models is the reinvestment of cash flows. The old model assumed cash flows were reinvested in the same type of financial instrument where the new model directs cash flows to specific loan types, primarily hybrid adjustable-rate mortgages.

Current Position Assessment as of December 31, 2005

Led by loan growth, total assets increased to $449.4 million at December 31, 2005. Loan demand centered on commercial construction, hybrid residential adjustable-rate mortgages, and home equity lines of credit draws. While Federal Reserve rate increases and redeployment of lower yielding investment cash flow into loans have helped push average yields up 14 basis points (bp), our average cost of funds escalated 57 bp due to higher short-term borrowing costs and a migration of money market deposit accounts (MMDA) and checking account balances to higher coupon certificate of deposits. The resulting tightening of balance sheet spread offset the positive effect of balance sheet growth.

(44)

The balance sheet appears positioned to produce wider margins over the next two to three years, regardless of the direction of interest rate movements, as lower yielding bullet agency investments mature and are replaced at significantly higher yields. A falling rate environment appears to be the least beneficial for earnings, reducing the net reinvestment benefit realized as the agency ladder matures and is reinvested. Earnings at risk to rate changes over the next twelve months fall well within policy guidelines of 10%.

Interest Rate Scenarios

Base Case – Projected net interest income in first year assuming current rates remain unchanged.

Net interest income, based on the size and mix of the current balance sheet and rate environment, is expected to improve over the coming months as asset yield improvements outpace cost of funds increases. This assessment does not take into account continued pricing adjustments to deposit rates (should market rate movements cease) or additional migration of lower yielding MMDA/checking balances to certificates of deposits.

Falling Rates -200 BP – Projected net interest income declines 0.46% in first year and increases 5.72% in second year when compared to base case scenario.

While deposit rate reductions help stabilize margins in the early stages of the scenario, asset yields unwind more rapidly over the second year of the simulation due to the reinvestment risk of the agency ladder (as outlined above). This stalls earnings momentum realized in the base case scenario and leads to a sustained downward trend in earnings.

Rising Rates +200 BP - Projected net interest income declines 2.19% in first year and increases 13.05% in second year when compared to base case scenario.

Deposit rate increases and escalating cost on short-term borrowings place an initial drag on earnings if market rates rise. Our earnings trends improve as deposit costs stabilize in the second year of the simulation and larger blocks of asset cash flow cycles through and are replaced in the higher rate environment.

(45)

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis.

	Year Ended December 31,
	2005	2004	2003
Weighted Average Yield:
Loans	6.53%	6.55%	7.20%
Mortgage-backed and collateralized mortgage obligations	4.05	3.72	3.24
Securities - taxable	2.76	2.82	3.20
Securities - tax-exempt	5.40	5.00	5.52
Other interest-earning assets	4.03	2.82	2.13
All interest-earning assets	5.10	4.96	5.73

Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	1.78	1.18	1.27
Certificates of deposit	3.11	2.55	3.34
Federal Home Loan Bank advances and note payable	3.87	3.82	6.30
All interest-bearing liabilities	2.68	2.11	2.65

Interest Rate Spread (spread between weighted average yield on all interest-earning assets and all interest-bearing liabilities)	2.42	2.85	3.08

Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	2.57	2.95	3.24

	At December 31,
	2005	2004	2003
Weighted Average Interest Rates:
Loans	6.65%	6.10%	6.82%
Mortgage-backed and collateralized mortgage obligations	4.09	3.56	4.79
Securities - taxable	2.76	2.76	3.03
Securities - tax-exempt	5.32	5.32	5.32
Other earning assets	4.54	3.61	3.06
Total interest-earning assets	5.28	4.77	5.46
Demand deposits, money market deposit accounts, and savings	1.96	1.58	1.03
Certificates of deposit	3.57	2.65	2.59
Federal Home Loan Bank advances and note payable	3.93	3.70	5.38
Total interest-bearing liabilities	3.10	2.32	2.03
Interest rate spread	2.18	2.45	3.43

(46)

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Non-accrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities. The tax equivalent adjustment was $367,000, $344,000, and $17,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

	Year Ended December 31,
	2005	vs.	2004	2004	vs.	2003
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$679	$(44)	$635	$(4,853)	$(1,628)	$(6,481)
Mortgage-backed securities	393	140	533	188	174	362
Securities - taxable	106	(55)	51	973	(170)	803
Securities - tax-exempt	(13)	81	68	965	(4)	961
Other interest-earning assets	(175)	362	187	1,421	(1,504)	(83)

Total interest-earning assets	990	484	1,474	(1,306)	(3,132)	(4,438)

Interest Expense:
Demand deposits and savings	7	876	883	312	(325)	(13)
Certificates of deposits	(75)	975	900	(1,700)	(1,638)	(3,338)
FHLB advances and note payable	628	18	646	942	(91)	851

Total interest-bearing liabilities	560	1,869	2,429	(446)	(2,054)	(2,500)

Change in net interest income	$430	$(1,385)	$(955)	$(860)	$(1,078)	$(1,938)

(47)

RESULTS OF OPERATIONS

2005 Compared to 2004

Net Income

Net income for 2005 increased 44.3% to $2.1 million, or $0.65 per diluted share, compared to net income of $1.4 million, or $0.45 per diluted share, for 2004. The $632,000 increase in net income and the $0.20 increase in diluted earnings per share for the year ended December 31, 2005, compared to the same period a year ago, was the result of the following factors:

•	A $978,000 decrease in net interest income, reflecting the cost of interest-bearing liabilities which increased higher than earnings on interest-earning assets;

•	A credit to the allowance for loan losses of $2.9 million in 2005 compared to a provision of $392,000 in 2004;

•	A $154,000 increase in other income primarily due to increases of $236,000 in other fees and service charges, and $197,000 in other income. These increases were partially offset by decreases of $133,000 in gain on sale of loans and servicing rights, $87,000 in brokerage and insurance commissions and $59,000 in increase on cash surrender value of life insurance;

•	A $1.1 million increase in other expense. The major components of this increase were increases of $694,000 in salaries and employee benefits primarily due to additional pension expense less a decline in salary expense from reduced staffing levels, $41,000 in occupancy and equipment expense, $275,000 in legal and professional fees, $46,000 in advertising and marketing expense and $156,000 in other expenses. These increases were partially offset by decreases of $43,000 in printing and office supplies and $37,000 in data processing expense; and,

•	A $656,000 increase in income taxes.

See “Net Interest Income”, “Provision for Loan Losses”, “Other Income”, “Other Expenses” , and “Income Taxes”, for more information regarding the changes in net income for 2005 compared to 2004. For a quarterly breakdown of earnings, see Note 19 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2005 compared to 2004. The tax equivalent adjustment was $367,000 and $344,000 for the years ended December 31, 2005 and 2004, respectively.

(Dollars in thousands)

	2005		2004
Years ended December 31,	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$13,395	6.53%	$12,760	6.55%	$635
Other interest income	6,754	3.56	5,915	3.26	839

Total interest income	20,149	5.10	18,675	4.96	1,474

Interest on deposits	8,088	2.50	6,305	1.94	1,783
Interest on borrowings	1,907	3.87	1,261	3.82	646

Total interest expense	9,995	2.68	7,566	2.11	2,429

Net interest income	$10,154	—	$11,109	—	$(955)

Net interest spread	—	2.42%	—	2.85%	—
Net interest margin	—	2.57	—	2.95	—

(48)

The decline in net interest income, as shown in the table above, was primarily due to the flattening yield curve, which resulted in short-term interest rates rising faster than longer-term interest rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose quicker than our yield on assets. For a discussion on interest rate risk see “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

Tax-exempt interest for 2005 was $712,000 compared to $667,000 for 2004. Tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for 2005 increased $1.5 million compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 14 basis points due to higher market interest rates and an $18.4 million increase in average interest-earning assets. Total interest expense for the 2005 increased $2.4 million compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 57 basis points and a $13.6 million increase in average interest-bearing liabilities. For a further discussion see “Financial Condition – Rate/Volume Analysis.”

Provision for Loan Losses

The provision for loan losses represents the current period credit or cost associated with maintaining an appropriate allowance for loan losses. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses. The allowance for loan losses is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas. We believe the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as calculated in accordance with generally accepted accounting principles.

We had a provision adjustment of $2.9 million for 2005 compared to a provision of $392,000 in 2004. The 2005 provision adjustment reflected total recoveries of $4.2 million primarily due to recoveries on the leases. We recorded net recoveries of $2.7 million in 2005 and net charge-offs of $1.0 million in 2004.

Other Income

The increase in other income in 2005 as compared to 2004 resulted primarily from increases in other fees and service charges, and other income, which was partially offset by decreases in gain on sale of loans and servicing rights, brokerage and insurance commissions, and increase on cash surrender value of life insurance.

•	The increase in other fees and service charges was primarily due to an increase in deposit service charge fees mainly from the Overdraft Honors program, which began in late 2004.

•	The increase in other income was mainly from a $177,000 gain on sale of land we owned which was adjacent to our branch lot in Greenfield, Indiana and which was not needed for expansion purposes.

•	The decrease in gain on sale of loans and servicing rights was due to a decline in mortgage loans sold during the period. Loans originated for sale were $8.8 million in 2005 compared to $21.2 million in 2004. Although residential mortgage loan production was comparable in 2005 and 2004, we retained a greater portion of our loans in 2005 because we originated more adjustable-rate loans. We sold most of our fixed-rate mortgage loan production in 2004. However, in 2005, we retained most of the fifteen-year fixed-rate mortgage loans we produced. Fifteen year fixed-rate mortgage loans generally pose lower interest rate risk than thirty-year fixed-rate mortgage loans because of their shorter average life.

•	The decrease in brokerage and insurance commissions was mainly due to a decline in sales because of an extended medical leave by one of our two brokers in 2005.

•	The decline in increase on cash surrender value of life insurance was due to lower investment rates.

(49)

Other Expense

The increase in other expense in 2005 as compared to 2004 resulted primarily from increases in salaries and employee benefits, occupancy and equipment expense, legal and professional fees, advertising and marketing, and other expenses, which was partially offset by decreases in printing and office supplies and data processing expense.

•	The increase in salaries and employee benefits was primarily due to an increase in pension expense offset by a reduction in salary expense. In addition to the increase in pension expense, we also incurred an additional $93,000 in health insurance premiums to reimburse our health insurance provider for claims in past plan years that were in excess of the annual cap. The decline in salary expense was due to reduced staffing levels as a result of improved efficiencies.

•	The increase in occupancy and equipment expense was primarily due to increased depreciation expense related to our McCordsville branch that opened in 2004. Other occupancy expense categories that contributed to the increase included utilities and repairs and maintenance.

•	The increase in legal and professional fees was due to consulting fees paid to Profit Resources for a consulting engagement to improve operational efficiencies and recruiting fees for the Chief Executive Officer, Chief Lending Officer and a commercial loan officer.

•	The increase in advertising and marketing expense was due to an increase in loan promotions which led to higher advertising and direct mail costs.

•	The increase in other expenses was in part due to a large donation of $70,000 to the city of Anderson, Indiana for its downtown revitalization project. The donation was part of an agreement between the city and a group of banks, including us, where the city paid off loans secured by commercial buildings in downtown Anderson.

•	The decrease in printing and office supplies and data processing expenses were due to general expense reductions mainly due to improved operating efficiencies.

Income Tax Expense

The increase in income taxes in 2005 as compared to 2004 resulted primarily from higher net operating earnings and a valuation allowance against our current period state income taxes. We recorded an income tax expense of $183,000 in 2005, compared to an income tax benefit of $473,000 in 2004.

•	We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary. Operating income from AIMI is not subject to state income taxes under current state law, and is the primary reason for the tax asset. The valuation allowance was $284,000 at December 31, 2005.

•	The effective tax rate was 8.2% in 2005 and (49.6)% in 2004. The primary difference between the effective tax rates and the statutory tax rates in 2005 relates to tax credits, cash value of life insurance and municipal securities income. The primary difference in the effective tax rate and the statutory tax rates in 2004 relates to tax credits, cash value of life insurance, municipal security income, and state income tax credits.

See Note 10 to the “Consolidated Financial Statements” for more information.

(50)

2004 Compared to 2003

Net Income

Net income for 2004 decreased 41.0% to $1.4 million, or $0.45 per diluted share compared to net income of $2.4 million, or $0.77 per diluted share, for 2003. The $1.0 million decrease in net income and the $0.32 decrease in diluted earnings per share for the year ended December 31, 2004, compared to the same period a year ago, was to the result of the following factors:

•	A $2.3 million decrease in net interest income, reflected the decline in the average loan balances and yield on interest-earning assets partially offset by a decline in the average balance and cost of interest-bearing liabilities;

•	A $6.0 million decrease in the provision for loan losses;

•	A $6.6 million decrease in other income primarily due to decreases of $5.5 million in net gain on sale of branches and $1.6 million in gain on sale of loans and servicing rights. These decreases were partially offset by increases of $107,000 in other fees and service charges, $126,000 in brokerage and insurance commissions and $315,000 in other income;

•	A $221,000 decrease in other expense. The major components of this decrease were decreases of $46,000 in legal and professional fees, $107,000 in advertising and marketing expense and $164,000 in other expenses. These decreases were partially offset by an increase of $52,000 in furniture and equipment expense, and;

•	A $1.6 million decrease in income taxes.

See “Net Interest Income”, “Provision for Loan Losses”, “Other Income”, “Other Expenses” and “Income Taxes”, for more information regarding the changes in net income for the period 2004 compared to 2003. For a quarterly breakdown of earnings, see Note 19 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2004 compared to 2003. The tax equivalent adjustment was $344,000 and $17,000 for the years ended December 31, 2004 and 2003, respectively.

(Dollars in thousands)

	2004		2003
Years ended December 31,	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$12,760	6.55%	$19,241	7.20%	$(6,481)
Other interest income	5,915	3.26	3,872	2.84	2,043

Total interest income	18,675	4.96	23,113	5.73	(4,438)

Interest on deposits	6,305	1.94	9,656	2.58	(3,351)
Interest on borrowings	1,261	3.82	410	6.30	851

Total interest expense	7,566	2.11	10,066	2.65	(2,500)

Net interest income	$11,109	—	$13,047	—	$(1,938)

Net interest spread	—	2.85%	—	3.08%	—
Net interest margin	—	2.95	—	3.24	—

The main cause for the decline in net interest income, as shown in the table above, was primarily due to a shift from higher-earning loans to lower-earning investments. For a discussion on interest rate risk see “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

(51)

Tax-exempt interest for 2004 was $667,000 compared to $33,000 for 2003. Tax-exempt interest for 2004 and 2003 was from bank-qualified municipal securities. Total interest income on a tax equivalent basis for 2004 decreased $4.4 million compared to the same period of the prior year. This decrease was the result of a decline in yield on interest-earning assets of 77 basis points and a $26.8 million decrease in average interest-earning assets. Total interest expense for the 2004 decreased $2.5 million compared to the same period of the prior year. This decrease was the result of a decline in cost of interest-bearing liabilities of 54 basis points and a $22.1 million decrease in average interest-bearing liabilities. For a further discussion see “Financial Condition – Rate/Volume Analysis.”

Provision for Loan Losses

Provision for loan losses was $392,000 for 2004, compared to $6.4 million in 2003. The provision expense for 2003 included specific reserves for the troubled lease pools.

Net loan charge-offs were $1.0 million and $11.4 million for the years 2004 and 2003, respectively. The largest charge-off in 2004 was from a commercial real estate loan for $509,000. The largest charge-offs in 2003 were from the troubled lease pools for $10.9 million.

We wrote-off the remaining balances of these lease pools in 2003 and recorded an after-tax loss of $3.5 million. Due to continued uncertainty surrounding the prospects for eventual recovery from the sureties, the fact that one of the insurance companies had its credit rating down-graded to “D” by A.M. Best and that the litigation with respect to the enforcement of the surety bonds was proving more protracted and challenging than originally anticipated, we determined to charge off the remaining balances of the lease pools. We recovered some of the lease losses in 2005. For more information see Item 3 — “Legal Proceedings”.

Other Income

The decrease in other income in 2004 as compared to 2003 resulted primarily from the decline in the net gain on the sale of branches, and net gain on sale of loans and servicing rights. These decreases were partially offset by increases in other fees and service charges, brokerage and insurance commissions, and other income.

•	The decline in net gain on the sale of branches was due to the sale of our two Ohio branches in 2003 for a net gain of $5.5 million. On September 30, 2003, we sold two Cincinnati-area branches to Peoples Community Bancorp, Inc. The transaction included real property related to the Deer Park branch and its leasehold on the premises for the Landen branch. Additionally, we conveyed most consumer and commercial loans at those branches as part of the transaction, as well as the branches’ savings deposits, but retained and will continue to service certain single-family residential mortgages originated in those locations.

•	The decline in net gain on sale of loans and servicing rights was due to a drop in the volume of mortgage loan refinancing which resulted in less loans sold. The low interest rate environment in 2003 and 2002 kept the demand for mortgage loan refinancing at a high level. Due to the significant decrease in volume of loans refinanced 2004, mortgage loans we originated declined $129.1 million to $21.2 million in 2004 from $150.3 million in 2003.

•	The increase in other fees and service charges was due to an increase in deposit service charge fees and to the Overdraft Honors program which began in late 2004.

•	The increase in brokerage and insurance commissions was mainly the result of higher brokerage commissions due to increased sales and bonus insurance commissions.

•	The increase in other income was due to net loan servicing fees which increased due to a decline in mortgage loan refinancing in 2004 compared to 2003, which resulted in less write-offs of mortgage loan servicing rights remaining on our loans that were refinanced. Mortgage loan servicing rights are assets that are created when mortgage loans are sold and we retain the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan.

(52)

Other Expense

The decrease in other expense in 2004 as compared to 2003 resulted primarily from decreases in legal and professional fees, advertising and marketing expenses, and other expenses, which was partially offset by an increase in furniture and equipment expense.

•	The decrease in legal and professional fees was due to a decline in legal costs primarily due to less time devoted on the CMC lease litigation in 2004 compared to 2003.

•	The decline in advertising and marketing expenses was due to expenditures by the Ohio branches in the prior period which were sold in September of 2003.

•	The decline in other expenses was due to decreases in loan processing, federal deposit insurance, and Ohio franchise tax expenses. Loan processing expense was $60,000 less due to a lower volume of loans originated and sold in 2004 compared to 2003. Federal deposit insurance was $34,000 lower due to a decline in average deposit balances resulting from the sale of the Ohio branches in 2003. The Ohio franchise tax expense was $68,000 for 2003. There was no Ohio franchise tax expense in 2004.

•	The increase in furniture and equipment expense was due to increased depreciation expense from equipment purchases and higher personal property tax expense.

Income Tax Expense

The decrease in income taxes in 2004 as compared to 2003 resulted primarily from a decline in pretax income. We recorded an income tax benefit of $473,000 in 2004, compared to an income tax expense of $1.1 million in 2003.

•	The effective tax rate was (49.6)% in 2004 and 31.5% in 2003. The primary difference in the effective tax rate and the statutory tax rates in 2004 relates to tax credits, cash value of life insurance, municipal security income, and state income tax credits. The primary difference between the effective tax rates and the statutory tax rates in 2003 relates to tax credits, cash value of life insurance and the disposition of goodwill resulting from the sale of the Ohio branches.

See Note 10 to the “Consolidated Financial Statements” for more information.

(53)

Liquidity and Capital Resources

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds. In addition, we have the ability to obtain funds through the sale of new mortgage loans, through borrowings from the FHLB system, and through the brokered certificates market. We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

At December 31, 2005, we had $9.5 million in loan commitments outstanding and $33.1 million of additional commitments for line of credit receivables. Retail certificates of deposit (excluding brokered CDs) due within one year of December 31, 2005 totaled $118.7 million, or 35.0% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2006. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held a brokered CD for $10.0 million at December 31, 2005. There were no brokered CDs at December 31, 2004.

Our primary investing activities are the origination of loans and purchase of securities. In 2005, we originated $121.0 million of loans and purchased $14.9 million of securities. In 2004, we originated $107.1 million of loans and purchased $75.9 million of securities.

Financing activities consist primarily of activity in retail deposit accounts, brokered certificates, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Retail deposits decreased $14.7 million in 2005. We had FHLB advances of $66.6 million and $40.0 million at December 31, 2005 and 2004, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Off-Balance-Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. See Note 4 to the “Consolidated Financial Statements.”

We do not have any off-balance-sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

Either the Company or the Bank has the following known contractual obligations as of December 31, 2005:

Contractual Obligations	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-Term Debt Obligations (1)	$66,589	$38,216	$5,448	$2,925	$20,000
Operating Lease Obligations (2)	148	71	72	5	—
Purchase Obligations (3)	598	145	235	153	65

Total	$67,635	$38,732	$5,755	$3,083	$20,065

(1)	FHLB advances
(2)	Auto lease
(3)	Data processing, maintenance, and telephone agreements

(54)

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

Current Accounting Issues

Share-Based Compensation

In December 2004, FASB issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. On April 14, 2005, the SEC amended the compliance date for SFAS 123R from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R as of January 1, 2006. The effect on the Company’s results of operations depends on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided and possible performance condition requirements, and so cannot currently be predicted for future awards.

SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

As of January 1, 2006, the Company applied SFAS 123R using the modified prospective method. This method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). For liability-classified awards, the Company measures the cost of employee services received in exchange for an award based on its current fair value. The fair value is re-measured subsequently at each reporting date through the settlement date, and changes in fair value are recognized as compensation cost. For equity-classified awards, the grant date fair value is recognized in earnings over the requisite service period.

Earnings Per Share

The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or share. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently, SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Company’s diluted earnings per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Interest Rate Risk” in Item 7 of this annual report on Form 10-K.

(55)

Item 8. Financial Statements and Supplementary Data

(56)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Indianapolis, Indiana

February 3, 2006, except for Note 20 as to which the date is March 8, 2006

(57)

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2005	2004
Assets
Cash on hand and in other institutions	$8,318	$8,645
Interest-bearing demand deposits	5,952	8,408

Cash and cash equivalents	14,270	17,053
Investment securities held to maturity (fair value of $156,294)	—	158,322
Investment securities available for sale	168,686	12,032
Loans, net of allowance for loan losses of $2,835 and $3,128	218,291	196,344
Premises and equipment	7,676	7,966
Stock in Federal Home Loan Bank	7,449	7,265
Goodwill	564	564
Cash value of life insurance	21,180	20,472
Other assets	11,253	8,535

Total assets	$449,369	$428,553

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$18,788	$19,649
Interest-bearing	320,563	324,398

Total deposits	339,351	344,047
Borrowings	66,889	40,390
Drafts payable	2,763	2,327
Other liabilities	4,709	3,146

Total liabilities	413,712	389,910

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued and outstanding - 3,174,397 and 3,150,988 shares	3,174	3,151
Additional paid-in capital	708	537
Retained earnings	34,731	34,670
Accumulated other comprehensive income (loss)	(2,956)	285

Total shareholders’ equity	35,657	38,643

Total liabilities and shareholders’ equity	$449,369	$428,553

See notes to consolidated financial statements.

(58)

Ameriana Bancorp

Consolidated Statements of Income

(in thousands, except share data)

	Year Ended December 31
	2005	2004	2003
Interest Income
Interest and fees on loans	$13,395	$12,760	$19,241
Interest on mortgage-backed securities	2,004	1,471	1,109
Interest on investment securities	3,718	3,518	1,983
Other interest and dividend income	665	582	763

Total interest income	19,782	18,331	23,096

Interest Expense
Interest on deposits	8,088	6,305	9,656
Interest on borrowings	1,907	1,261	410

Total interest expense	9,995	7,566	10,066

Net Interest Income	9,787	10,765	13,030
Provision (adjustment) for loan losses	(2,852)	392	6,440

Net Interest Income After Provision for Loan Losses	12,639	10,373	6,590

Other Income
Other fees and service charges	1,708	1,472	1,365
Brokerage and insurance commissions	999	1,086	960
Net realized gains on sales of available-for-sale securities	—	—	41
Gains on sales of loans and servicing rights	176	309	1,878
Net gain on sale of branches	—	—	5,511
Increase in cash value of life insurance	708	767	773
Other	524	327	12

Total other income	4,115	3,961	10,540

Other Expense
Salaries and employee benefits	8,787	8,093	8,082
Net occupancy expense	846	796	783
Furniture and equipment expense	808	817	765
Legal and professional fees	1,042	767	813
Data processing expense	542	579	554
Printing and office supplies	231	274	279
Advertising and marketing expense	253	207	314
Other	2,004	1,848	2,012

Total other expense	14,513	13,381	13,602

Income Before Income Taxes	2,241	953	3,528
Income taxes	183	(473)	1,110

Net Income	$2,058	$1,426	$2,418

Basic and Diluted Earnings Per Share	$0.65	$0.45	$0.77

See notes to consolidated financial statements.

(59)

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	$3,147	$499	$34,856	$538	$39,040
Net income	—	—	2,418	—	2,418
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $359	—	—	—	(577)	(577)

Comprehensive income					1,841
Exercise of stock options	1	7	—	—	8
Dividends declared ($0.64 per share)	—	—	(2,015)	—	(2,015)

Balance at December 31, 2003	3,148	506	35,259	(39)	38,874
Net income	—	—	1,426	—	1,426
Change in unrealized gain on available-for-sale securities, net of income tax expense of $173	—	—	—	324	324

Comprehensive income					1,750
Exercise of stock options	3	31	—	—	34
Tax benefit related to exercise of non-qualified stock options	—	—	1	—	1
Dividends declared ($0.64 per share)	—	—	(2,016)	—	(2,016)

Balance at December 31, 2004	3,151	537	34,670	285	38,643
Net income	—	—	2,058	—	2,058
Change in the excess of additional pension liability over unrecognized prior service cost, net of income tax benefit of $178				(346)	(346)
Change in unrealized gain on available-for-sale securities, net of income tax benefit of $1,579				(2,895)	(2,895)

Comprehensive loss					(1,183)
Exercise of stock options	23	171			194
Tax benefit related to exercise of non-qualified stock options			27		27
Dividends declared ($0.64 per share)			(2,024)		(2,024)

Balance at December 31, 2005	$3,174	$708	$34,731	$(2,956)	$35,657

See notes to consolidated financial statements.

(60)

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2005	2004	2003
Operating Activities
Net income	$2,058	$1,426	$2,418
Items not requiring (providing) cash
Provision (adjustment) for losses on loans	(2,852)	392	6,440
Depreciation and amortization	1,435	1,441	1,503
Increase in cash value of life insurance	(708)	(767)	(773)
Mortgage loans originated for sale	(8,830)	(21,165)	(150,283)
Proceeds from sale of mortgage loans	9,259	21,708	154,529
Gains on sale of loans and servicing rights	(176)	(309)	(1,878)
Gain on sale of investments	—	—	(41)
Gain on sale of branches	—	—	(5,511)
Increase (decrease) in drafts payable	436	(1,150)	(1,622)
Other adjustments	284	2,471	(783)

Net cash provided by operating activities	906	4,047	3,999

Investing Activities
Purchase of investment securities held to maturity	(14,913)	(69,183)	—
Proceeds from maturities/calls of securities held to maturity	—	14,846	—
Principal collected on mortgage-backed securities held to maturity	9,089	8,302	—
Purchase of investment securities available for sale	(476)	(6,730)	(139,037)
Proceeds from sale of investment securities available for sale	—	—	20,705
Proceeds from maturities/calls of securities available for sale	—	16,154	18,764
Principal collected on mortgage-backed securities available for sale	2,807	2,345	19,696
Net change in loans	(20,580)	6,189	64,512
Net purchases of premises and equipment	(661)	(802)	(1,233)
Purchase of Federal Home Loan Bank stock	(184)	(317)	—
Net cash paid on sale of branches	—	—	(19,751)
Other investing activities	1,053	1,215	488

Net cash used in investing activities	(23,865)	(27,981)	(35,856)

Financing Activities
Net change in demand and savings deposits	(24,439)	13,464	41,347
Net change in certificates of deposit	19,742	(15,161)	(42,179)
Net change in short-term borrowings	27,000	5,000	—
Proceeds from borrowings	6,750	26,325	5,000
Repayment of borrowings	(7,251)	(1,165)	(1,202)
Exercise of stock options	194	34	8
Net change in advances by borrowers for taxes and insurance	204	(43)	(249)
Cash dividends paid	(2,024)	(2,016)	(2,015)

Net cash provided by financing activities	20,176	26,438	710

Change in Cash and Cash Equivalents	(2,783)	2,504	(31,147)
Cash and Cash Equivalents at Beginning of Year	17,053	14,549	45,696

Cash and Cash Equivalents at End of Year	$14,270	$17,053	$14,549

See notes to consolidated financial statements.

(61)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

1. Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank and Trust, SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Ameriana Investment Management, Inc. (“AIMI”), Ameriana Financial Services, Inc., and Ameriana Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The Company is a bank holding company whose principal activity is the ownership and management of the Bank and its subsidiaries. The Bank provides various banking services and engages in loan servicing activities for investors and operates in a single significant business segment. The Bank is subject to the regulation of the Indiana Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Company’s gross revenues are substantially earned from the various banking services provided by the Bank. The Company also earns brokerage and insurance commissions from the services provided by the other subsidiaries. AIMI manages the Company’s investment portfolio.

The Bank generates loans and receives deposits from customers located primarily in east central Indiana. Loans are generally secured by specific items of collateral including real property and consumer assets. The Company has sold various loans to investors while retaining the servicing rights.

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

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well-secured and in the process of collection. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and, therefore, excluded from separate identification of evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

(62)

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2005, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

	2005	2004	2003
Net income, as reported	$2,058	$1,426	$2,418

Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	371	380	7

Pro forma net income	$1,687	$1,046	$2,411

Basic and diluted earnings per share, as reported	$0.65	$0.45	$0.77

Basic and diluted earnings per share, pro forma	0.53	0.33	0.77

(63)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

On December 29, 2005, the Company accelerated the vesting of all 50,000 outstanding stock options granted under the 1996 Stock Option and Incentive Plan. These stock options, which otherwise would have vested from time to time through August 2009, became exercisable immediately. The acceleration affected options held by employees of the Company and the Bank, including 28,500 options held by executive officers.

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

Reclassifications of certain amounts in the 2004 and 2003 consolidated financial statements have been made to conform to the 2005 presentation.

2. Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2005 was $300,000.

3. Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2005
Mortgage-backed securities	$46,580	$45	$910	$45,715
Federal agencies	91,567	—	2,155	89,412
Municipal securities	20,288	1	520	19,769
Other investment securities	1,500	—	—	1,500
Equity securities	12,789	—	499	12,290

	$172,724	$46	$4,084	$168,686

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2004
Equity securities	$12,312	$—	$280	$12,032
Held to maturity at December 31, 2004
Mortgage-backed securities	44,065	48	408	43,705
Federal agencies	92,255	52	1,486	90,821
Municipal securities	20,362	6	244	20,124
Other investment securities	1,640	4	—	1,644

	158,322	110	2,138	156,294

	$170,634	$110	$2,418	$168,326

(64)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$25,102	$24,753
One to five years	66,465	64,659
Five to ten years	20,288	19,769
After ten years	1,500	1,500

	113,355	110,681
Mortgage-backed securities	46,580	45,715
Equity securities	12,789	12,290

	$172,724	$168,686

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004 were $161,079,000 and $148,326,000, which is approximately 95.5% and 88.1% of the Company’s investment portfolio.

Mortgage-backed securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by agencies of the U. S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Federal agencies: The unrealized losses on the Company’s investment in federal agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Municipal securities: The unrealized losses on the Company’s investment in municipal securities were caused by interest rate increases. All municipal securities in the Company’s investment portfolio at December 31, 2005 have a credit rating of Aaa by Moody’s Investors Service. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Equity securities: The unrealized losses on the Company’s investment in equity securities were caused by interest rate increases. Those equity securities consist of mutual funds whose portfolio compositions are primarily investments in debt securities with an average credit quality rating of AAA by Standard and Poor’s. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a projected recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

(65)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2005
Mortgage-backed securities	$20,493	$295	$19,767	$615	$40,260	$910
Federal agencies	5,777	96	83,635	2,059	89,412	2,155
Municipal securities	10,431	174	8,686	346	19,117	520
Equity securities	—	—	12,290	499	12,290	499

	$36,701	$565	$124,378	$3,519	$161,079	$4,084

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
At December 31, 2004
Mortgage-backed securities	$30,229	$343	$3,139	$65	$33,368	$408
Federal agencies	72,758	1,280	12,190	206	84,948	1,486
Municipal securities	17,662	237	316	7	17,978	244
Equity securities	—	—	12,032	280	12,032	280

	$120,649	$1,860	$27,677	$558	$148,326	$2,418

Investment securities with a total carrying value of $53,933,000 and $16,435,000 were pledged at December 31, 2005 and 2004 to secure FHLB advances and a letter of credit.

No investment securities were sold during 2005 and 2004. A gross gain of $41,000 resulting from sales of available-for-sale securities was realized for 2003.

All held-to-maturity debt securities were transferred to available-for-sale during 2005. On the date of transfer, these investments had a book value of $163.3 million, a market value of $160.2 million, and an unrealized net loss of $3.2 million on that date. This reclassification provides the Company with more flexibility to address changes in interest rate risk. The change had no effect on earnings but did reduce shareholders’ equity due the recording of unrealized net losses in other comprehensive income.

All available-for-sale debt securities were transferred to held-to-maturity during 2004. The transfer was made to reflect management’s intent at that time. The net unrealized gains on the securities at the date of transfer to the held-to-maturity classification will be amortized over the remaining terms of the securities. The unamortized portion of these net unrealized gains totaled $716,000 at December 31, 2004 and is included in accumulated comprehensive income.

(66)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4. Loans

	December 31
	2005	2004
Residential mortgage loans	$98,495	$93,544
Commercial mortgage loans	68,484	76,222
Construction mortgage loans	44,803	13,339
Consumer loans	3,592	3,898
Commercial loans	7,962	14,334
Loans secured by deposits	582	506

	223,918	201,843

Deduct
Undisbursed loan proceeds	2,485	1,966
Deferred loan costs, net	307	405
Allowance for loan losses	2,835	3,128

	5,627	5,499

	$218,291	$196,344

Loans being serviced by the Company for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, totaled approximately $161,463,000, $179,596,000 and $193,016,000 as of December 31, 2005, 2004 and 2003. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2005 and 2004 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2005 and 2004.

	Year Ended December 31
	2005	2004	2003
Mortgage servicing rights
Balance at beginning of year	$1,219	$1,313	$1,197
Servicing rights capitalized	86	157	727
Amortization of servicing rights	(214)	(251)	(611)

Balance at end of year	$1,091	$1,219	$1,313

(67)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

At December 31, 2005 and 2004, the Company had outstanding commitments to originate loans of approximately $9,459,000 and $18,512,000. The outstanding commitments for 2005 were primarily for adjustable-rate mortgages with rates that are determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment and the outstanding commitments for 2004 were primarily for commercial real estate loans. In addition, the Company had $33,089,000 and $23,268,000 of conditional commitments for lines of credit receivables at December 31, 2005 and 2004. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $4,842,000 and $4,412,000 of letters of credit outstanding at December 31, 2005 and 2004. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

5. Allowance for Loan Losses

	Year Ended December 31
	2005	2004	2003
Balance at beginning of year	$3,128	$3,744	$8,666
Transfer to allowance for unfunded commitments	(116)	—	—
Provision (adjustment) for losses	(2,852)	392	6,440
Charge-offs	(1,532)	(1,134)	(11,394)
Recoveries	4,207	126	32

Net recoveries (charge-offs)	2,675	(1,008)	(11,362)

Balance at end of year	$2,835	$3,128	$3,744

At December 31, 2005 and 2004, impaired loans totaled $3,922,000 and $5,994,000 with an allocation of the allowance for loan losses of $724,000 and $1,014,000.

Interest income of $128,000, $77,000, and $154,000 was recognized on average impaired loans of $5,305,000, $5,437,000, and $14,471,000 for 2005, 2004, and 2003.

Cash basis interest on impaired loans included above was $123,000, $77,000 and $154,000 for 2005, 2004, and 2003.

At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $90,000 and $144,000. Non-accruing loans at December 31, 2005 and 2004 were $2,468,000 and $5,736,000.

(68)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

6. Premises and Equipment

	December 31
	2005	2004
Land	$1,714	$1,810
Land improvements	497	497
Office buildings	7,818	7,754
Furniture and equipment	4,658	4,472
Automobiles	148	98

	14,835	14,631
Less accumulated depreciation	7,159	6,665

	$7,676	$7,966

7. Goodwill

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

8. Deposits

	December 31
	2005	2004
Demand	$122,481	$144,456
Savings	25,034	27,496
Certificates of $100,000 or more	46,988	27,543
Other certificates	144,848	144,552

	$339,351	$344,047

At December 31, 2005, the Company held a brokered certificate for $9,977,000. The Company held no brokered certificates at December 31, 2004.

(69)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Certificates maturing in years ending after December 31, 2005:

2006	$128,671
2007	33,860
2008	11,672
2009	6,800
2010	2,891
Thereafter	7,942

$191,836

Interest paid on deposits approximated deposit interest expense in 2005, 2004 and 2003.

9. Borrowings

Borrowings at December 31, 2005 and 2004 include Federal Home Loan Bank advances totaling $66,589,000 and $40,040,000 with a weighted-average rate of 3.93% and 3.70%. The advances are secured by a combination of first-mortgage loans, investment securities and overnight deposits. Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2005 and 2004 also include a note payable for $300,000 and $350,000 to another financial institution with a rate of 5.75% and 3.75%. The note is secured by the outstanding common stock of the Bank. The note outstanding at December 31, 2005 was due at January 24, 2006 and was renewed at that date to July 24, 2006.

Interest paid on borrowings was $1,908,000, $1,221,000 and $414,000 for 2005, 2004 and 2003.

Maturities in years ending December 31
2006	$38,338
2007	3,000
2008	2,626
2009	2,550
2010	375
Thereafter	20,000

$66,889

(70)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

10. Income Taxes

	December 31
	2005	2004
Deferred tax assets
Deferred compensation	$599	$514
General loan loss reserves	1,149	1,283
Net unrealized loss on securities available for sale	1,428	—
Reserve for uncollected interest	204	274
State and federal net operating loss carryfoward and tax credits carryfoward	2,171	1,442
Benefit plans	300	117

	5,851	3,630

Deferred tax liabilities
FHLB stock dividends	(828)	(760)
Tax bad debt reserves	(23)	(23)
Deferred loan fees	(140)	(42)
Mortgage servicing rights	(450)	(506)
Net unrealized gains on securities available for sale	—	(151)
Deferred state tax	(234)	(295)
Depreciation	(214)	(210)
Prepaid expenses	(140)	(66)
Other	(2)	(21)

	(2,031)	(2,074)

Net deferred tax asset before valuation allowance	3,820	1,556

Valuation allowance
Beginning balance	—	—
Increase during the period	(284)	—

Ending balance	(284)	—

Net deferred tax asset	$3,536	$1,556

As of December 31, 2005, the Company had approximately $11,406,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2005, the Company had approximately $651,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2005, the Company had approximately $1,086,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2024. The tax credits begin to expire in 2023. Included in the $1,086,000 of tax credits available to offset future federal income tax are approximately $467,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

Retained earnings at December 31, 2005, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

(71)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31
	2005	2004	2003
Statutory federal tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	0.6	(18.4)	0.9
Tax credits	(5.8)	(17.2)	(4.9)
Cash value of life insurance	(10.7)	(27.3)	(7.5)
Municipal securities	(10.9)	(23.7)	(.9)
Disposition/amortization of goodwill	—	—	8.8
Other	1.0	3.0	1.1

Effective tax rate	8.2%	(49.6)%	31.5%

The provision (credit) for income taxes consists of the following:

	Year Ended December 31
	2005	2004	2003
Federal
Current	$634	$235	$(903)
Deferred	(473)	(443)	1,963

	161	(208)	1,060

State
Current	56	—	56
Deferred	(34)	(265)	(6)

	22	(265)	50

	$183	$(473)	$1,110

The Company paid $550,000 and $1,503,000 of state and federal income taxes in 2005 and 2003. The Company paid no state and federal taxes in 2004.

11. Employee Benefits

The Company is a participating employer in a multi-employer defined-benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. The Company matches employees’ contributions to the 401k plan at the rate of 100% for the first 4% of base salary contributed by participants. Since the defined-benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. The Company froze the defined-benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company made a voluntary payment of $1.1 million to the defined-benefit pension plan in 2005 to fund a portion of the liability. The payment was made to improve our funded status, which is expected to reduce the overall normal cost under the plan and provide greater flexibility in meeting minimum funding requirements in future periods. The Company will continue to make contributions to meet required funding obligations. Pension expense for the plans totaled $1,504,000, $932,000 and $768,000 in 2005, 2004 and 2003.

(72)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The Company has arrangements that provide retirement and death benefits to certain officers and directors.

The Company uses a December 31 measurement date for the plan. Information about the plans’ funded status and pension cost follows:

	December 31
	2005	2004
Change in benefit obligation
Beginning of year	$1,582	$1,415
Service cost	82	82
Interest cost	94	85
Actuarial gain	507	1
Benefits paid	(74)

End of year	2,191	1,582

Change in fair value of plan assets
End of year	—	—

Funded status	(2,191)	(1,582)
Unrecognized net actuarial loss	524	—
Unrecognized prior service cost	279	360

Prepaid (accrued) benefit cost	$(1,388)	$(1,222)

Accumulated benefit obligation	$(2,191)	$(1,222)

Other amounts recognized in the balance sheets:
Intangible asset	$279	$360

Accumulated other comprehensive income	$346	$—

Deferred tax	$178	$—

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.0%	6.0%
Rate of compensation increase	N/A	N/A
Weighted-average assumptions used to determine benefit cost:
Discount rate	6.0%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A
Components of net periodic benefit cost
Service cost	$82	$82
Interest cost	94	85
Amortization of prior service cost	65	64

Net periodic benefit cost	$241	$231

The Company has entered into employment or change in control agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions. The contingent liability under these agreements is generally three times the annual salary of the officer.

(73)

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

The following is a summary of the status of the Company’s stock option plans and changes in those plans as of and for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31
	2005		2004		2003
Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	362,110	$13.98	195,052	$14.29	199,022	$14.27
Granted	74,750	12.66	161,232	14.87	—	—
Exercised	(29,120)	10.43	(2,700)	12.66	(825)	9.43
Forfeited/expired	(24,578)	13.97	(6,134)	14.14	(3,145)	14.30
Other adjustments	—	—	14,660	—	—	—

Outstanding at end of year	383,162	14.00	362,110	13.98	195,052	14.29

Options exercisable at year end	383,162	14.00	292,610	13.79	187,052	14.29
Weighted-average fair value of options granted during the year		3.47		3.92		—

As of December 31, 2005, selected other information in exercise price ranges for options outstanding and exercisable is as follows:

Outstanding				Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life	Number of Shares	Weighted- Average Exercise Price
$9.10 -12.53	106,305	$11.29	6.4 years	106,305	$11.29
13.05 -18.30	276,857	15.03	5.7 years	276,857	15.03

There were 8,612 shares under the 1996 Plan available for grant at December 31, 2005.

(74)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Although the Company has elected to follow APB No. 25, SFAS No. 123R requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

	2005	2004
Risk-free interest rates	4.1% - 4.4%	3.4% - 4.1%
Dividend yields	4.3%	4.1% - 4.2%
Expected volatility factors of market price of common stock	34.9% - 35.6%	34.5% - 35.6%
Weighted-average expected life of the options	8.5 years	8 years

The proforma effect on net income is disclosed in Note 1.

12. Dividend and Capital Restrictions

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

In addition, without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by the Bank to pay dividends in excess of this restriction and the Company’s Board of Directors have resolved not to cause the Bank to pay dividends if its Tier 1 capital would be less than 7% thereafter. At December 31, 2005, the shareholders’ equity of the Bank was $35,657,000.

13. Earnings Per Share

	Year Ended December 31
	2005			2004			2003
	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common shareholders	$2,058	3,160,392	$0.65	$1,426	3,149,384	$0.45	$2,418	3,148,164	$0.77

Effect Of Dilutive Stock Options	—	12,911		—	31,766		—	3,412

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$2,058	3,173,303	$0.65	$1,426	3,181,150	$0.45	$2,418	3,151,576	$0.77

Options to purchase 276,857, 34,100 and 131,700 shares of common stock at exercise prices of $14.25 to $18.30, $16.75 to $18.30 and $14.25 to $18.30 per share were outstanding at December 31, 2005, 2004 and 2003, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(75)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

14. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2005	2004	2003
Unrealized losses on securities available for sale	$(4,474)	$(219)	$(895)
Unrealized gains on securities transferred from available for sale to held to maturity	—	896	—
Amortization of unrealized gains on securities transferred from available for sale to held to maturity	—	(180)	—
Excess of additional pension liability over unrecognized prior service cost	(524)	—	—
Reclassification for realized amount included in income	—	—	41

Other comprehensive income (loss), before tax effect	(4,998)	497	(936)
Tax expense (benefit)	(1,757)	173	(359)

Other comprehensive income (loss)	$(3,241)	$324	$(577)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2005 and 2004, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2005, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2005
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$21,781	13.94%	$37,925
Tier 1 capital (to risk-weighted assets)	4.0	10,890	12.85	34,958
Core capital (to adjusted total assets)	3.0	13,187	7.95	34,958
Core capital (to adjusted tangible assets)	2.0	8,791	7.95	34,958
Tangible capital (to adjusted total assets)	1.5	6,593	7.95	34,958

(76)

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

During the third quarter of 2005, the Indiana Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) released the Bank from a memorandum of understanding (“MOU”) dated May 23, 2002. The MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, required greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank’s profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in an examination report by the FDIC and DFI. The release of the MOU was contingent on the Bank’s adoption of a resolution that required the Bank to continue reducing the level of assets classified as substandard, formulate and implement a written Profit Plan, abstain from purchasing additional Bank Owned Life Insurance policies, formalize policies for leveraging strategies, and maintain Tier 1 capital at or above 7% of assets. The Bank adopted the resolution on June 27, 2005.

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

(77)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the estimates of fair value of financial instruments:

	December 31
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$14,270	$14,270	$17,053	$17,053
Investment securities held to maturity	—	—	158,322	156,294
Investment securities available for sale	168,686	168,686	12,032	12,032
Loans	218,291	219,627	196,344	198,438
Interest receivable	2,321	2,321	2,110	2,110
Stock in FHLB	7,449	7,449	7,265	7,265

Liabilities
Deposits	339,351	337,651	344,047	343,273
Borrowings	66,889	65,529	40,390	39,927
Interest payable	589	589	351	351
Drafts payable	2,763	2,763	2,327	2,327

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Stock in FHLB: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

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

(78)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31
Balance Sheets	2005	2004
Assets
Cash	$765	$562
Investment in Bank	35,238	38,830
Investments in affiliates	349	361
Other assets	165	152

	$36,517	$39,905

Liabilities and shareholders’ equity
Notes payable, other	$300	$350
Other liabilities	560	912
Shareholders’ equity	35,657	38,643

	$36,517	$39,905

	Year Ended December 31
Statements of Operations	2005	2004	2003
Dividends from Bank	$2,675	$1,400	$3,300
Interest income	—	3	8

	2,675	1,403	3,308
Operating expense	589	500	525

Income before income tax benefit and equity in undistributed income of Bank	2,086	903	2,783
Income tax benefit	335	363	404

	2,421	1,266	3,187
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	(363)	160	(769)

Net Income	$2,058	$1,426	$2,418

(79)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31
Statements of Cash Flows	2005	2004	2003
Operating Activities
Net income	$2,058	$1,426	$2,418
Items not requiring (providing) cash
Equity in undistributed income of subsidiaries and affiliates	363	(160)	769
Other adjustments	(338)	(240)	828

Net cash provided by operating activities	2,083	1,026	4,015

Investing Activity - changes in advances to subsidiaries	—	1,746	(1,746)

Financing Activities
Repayment of other borrowings	(50)	(250)	(240)
Cash dividends paid	(2,024)	(2,016)	(2,015)
Proceeds from exercise of stock options	194	34	8

Net cash used in financing activities	(1,880)	(2,232)	(2,247)

Change in cash	203	540	22
Cash at beginning of year	562	22	—

Cash at end of year	$765	$562	$22

(80)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

18. Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total interest income	$4,657	$4,837	$5,056	$5,232
Total interest expense	2,231	2,360	2,530	2,874
Net interest income	2,426	2,477	2,526	2,358
Provision (adjustment) for loan losses	(2,050)	(982)	35	145
Net income	760	730	396	172

Basic earnings per share	0.24	0.23	0.13	0.05

Diluted earnings per share	0.24	0.23	0.12	0.05

Dividends declared per share	0.16	0.16	0.16	0.16

Stock price range
High	16.04	15.35	14.64	14.00
Low	13.30	12.90	12.75	11.93

2004
Total interest income	$4,705	$4,369	$4,566	$4,691
Total interest expense	1,744	1,802	1,897	2,123
Net interest income	2,961	2,567	2,669	2,568
Provision for loan losses	150	50	75	117
Net income	471	435	412	108

Basic earnings per share	0.15	0.14	0.13	0.03

Diluted earnings per share	0.15	0.14	0.13	0.03

Dividends declared per share	0.16	0.16	0.16	0.16

Stock price range
High	17.00	17.28	17.15	16.50
Low	14.50	14.56	14.30	14.50

19. Future Accounting Matters

Share-Based Compensation

In December 2004, FASB issued an amendment to SFAS 123 (SFAS 123R), which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. On April 14, 2005, the SEC amended the compliance date for SFAS 123R from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R as of January 1, 2006. The effect on the Company’s results of operations depends on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided and possible performance condition requirements, and so cannot currently be predicted for future awards.

(81)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

SFAS 123R applies to all awards granted after the effective date and to awards modified, repurchased, or cancelled after that date. The statement establishes standards for accounting for share-based payment transactions. Share-based payment transactions are those in which an entity exchanges its equity instruments for goods or services or in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of these equity instruments. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights and employee stock purchase plans.

As of January 1, 2006, the Company applied SFAS 123R using the modified prospective method. This method requires that compensation expense be recorded for all unvested stock options and restricted stock awards over the requisite service period (generally the vesting schedule). For liability-classified awards, the Company measures the cost of employee services received in exchange for an award based on its current fair value. The fair value is re-measured subsequently at each reporting date through the settlement date, and changes in fair value are recognized as compensation cost. For equity-classified awards, the grant date fair value is recognized in earnings over the requisite service period.

Earnings Per Share

The FASB has issued a proposed amendment to SFAS No. 128, Earnings Per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or share. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently, SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed Statement, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Company’s diluted earnings per share.

20. Recent Developments

Trust Preferred Securities Issued in 2006

On March 8, 2006, the Company completed a private placement of $10,000,000 in trust preferred securities. The Company intends to use the proceeds from the issuance of the trust preferred securities for general corporate purposes and to increase the regulatory capital of the Bank. The trust preferred securities will bear a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the securities will bear a rate equal to 150 basis points over the three-month LIBOR.

The securities were issued by a statutory business trust formed by Ameriana Bancorp and were sold in a private placement pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended.

(82)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Trust Department of Bank to Close in 2006

In connection with its goal of maximizing profitability, the Company determined that the continued maintenance of Ameriana Trust and Investment Management, the trust department of the Bank, does not fit within the Company’s long-term strategic plans. Accordingly, on March 3, 2006, the Board of Directors of the Company resolved to close Ameriana Trust and Investment Management, effective August 1, 2006. Each of the trust department’s clients will receive materials in the upcoming months notifying them of the elimination of the trust department and coordinating with them on the delivery of any trust property currently under management.

(83)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of the Company, the Audit Committee and the audit committee financial expert is incorporated herein by reference to the sections captioned “Corporate Governance” and “Proposal 1 — Election of Directors” in the Proxy Statement for the 2006 Annual Meeting of Shareholders (“Proxy Statement”). Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1. Business — Executive Officers” in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page of this Form 10-K and the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting and financial officer and senior executive officers. The Code of Ethics is posted on the Company’s Internet Web site at www.ameriana.com. The Company intends to satisfy the disclosure requirement under Item 5.5 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s Code of Ethics by posting such information on its Internet Web site at www.ameriana.com.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership” and “Proposal 2 — Approval of the Ameriana Bancorp 2006 Long-Term Incentive Plan” in the Proxy Statement.

(84)

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 3 – Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2005

Consolidated Statements of Shareholders’ Equity for Each of the Three Years in the Period Ended December 31, 2005

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request.

10.1*	Ameriana Bancorp 1987 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 1990 and May 17, 1996)

10.2*	Employment Agreement, dated June 1, 2005, between Ameriana Bank and Trust and Jerome J. Gassen (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 11, 2005)

10.3*	Employment Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.4*	Employment Agreement, dated January 1, 2004, between Ameriana Bank and Trust and Bradley L. Smith (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

(85)

10.5*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.6*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999, between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.7*	Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.8*	Executive Supplemental Retirement Plan Agreement Amendment, dated December 5, 2003, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.9*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.10*	Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

(86)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 27, 2006	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 27, 2006
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Bradley L. Smith	March 27, 2006
Bradley L. Smith
Senior Vice President - Treasurer
(Principal Financial and Accounting Officer)

By:	/s/ Paul W. Prior	March 27, 2006
Paul W. Prior
Chairman of the Board and Director

By:	/s/ Donald C. Danielson	March 27, 2006
Donald C. Danielson
Director

By:	/s/ Charles M. Drackett, Jr.	March 27, 2006
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 27, 2006
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 27, 2006
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 27, 2006
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 27, 2006
Ronald R. Pritzke
Director