Form 10-Q
period 2006-03-31
AMERIANA BANCORP
filed 2006-05-12
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 10, 2006, the registrant had 3,212,452 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash on hand and in other institutions	$6,102	$8,318
Interest-bearing demand deposits	7,882	5,952

Cash and cash equivalents	13,984	14,270
Investment securities available for sale	164,110	168,686
Loans, net of allowance for loan losses of $2,912 and $2,835	216,224	218,291
Premises and equipment	7,449	7,676
Stock in Federal Home Loan Bank	7,464	7,449
Goodwill	564	564
Cash value of life insurance	21,367	21,180
Other assets	12,083	11,253

Total assets	$443,245	$449,369

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$17,071	$18,788
Interest-bearing	322,339	320,563

Total deposits	339,410	339,351
Borrowings	58,553	66,889
Drafts payable	3,288	2,763
Other liabilities	6,421	4,709

Total liabilities	407,672	413,712

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued and outstanding – 3,212,452 and 3,174,397 shares	3,212	3,174
Additional paid-in capital	1,024	708
Retained earnings	34,478	34,731
Accumulated other comprehensive loss	(3,141)	(2,956)

Total shareholders’ equity	35,573	35,657

Total liabilities and shareholders’ equity	$443,245	$449,369

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Interest and fees on loans	$3,738	$3,118
Interest on mortgage-backed securities	468	439
Interest on investment securities	940	919
Other interest and dividend income	187	181

Total interest income	5,333	4,657

Interest Expense
Interest on deposits	2,450	1,843
Interest on borrowings	639	388

Total interest expense	3,089	2,231

Net Interest Income	2,244	2,426
Provision (adjustment) for loan losses	75	(2,050)

Net Interest Income After Provision for Loan Losses	2,169	4,476

Other Income
Other fees and service charges	408	380
Brokerage and insurance commissions	282	336
Gains on sales of loans and servicing rights	15	46
Increase in cash value of life insurance	187	155
Other	93	241

Total other income	985	1,158

Other Expense
Salaries and employee benefits	1,886	3,213
Net occupancy expense	217	197
Furniture and equipment expense	175	213
Legal and professional fees	137	325
Data processing expense	122	130
Printing and office supplies	50	41
Advertising and marketing expense	72	46
Other	402	536

Total other expense	3,061	4,701

Income Before Income Taxes	93	933
Income tax expense (benefit)	(125)	173

Net Income	$218	$760

Basic and Diluted Earnings Per Share	$0.07	$0.24

Dividends Declared Per Share	$0.16	$0.16

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2005	$3,174	$708	$34,731	$(2,956)	$35,657
Net income	—	—	218	—	218
Change in unrealized loss on available-for-sale securities	—	—	—	(185)	(185)

Comprehensive income					33
Exercise of stock options	38	316	—	—	354
Tax benefit related to exercise of non-qualified stock options	—	—	43	—	43
Dividends declared ($0.16 per share)	—	—	(514)	—	(514)

Balance at March 31, 2006	3,212	1,024	34,478	(3,141)	35,573

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income	$218	$760
Items not requiring (providing) cash
Provision (adjustment) for loan losses	75	(2,050)
Depreciation and amortization	325	368
Increase in cash value of life insurance	(187)	(155)
Mortgage loans originated for sale	(1,078)	(2,021)
Proceeds from sale of mortgage loans	882	2,384
Gains on sale of loans and servicing rights	(15)	(46)
Increase in drafts payable	525	310
Other adjustments	1,272	1,138

Net cash provided by operating activities	2,017	688

Investing Activities
Purchase of investment securities held to maturity	—	(14,913)
Principal collected on mortgage-backed securities held to maturity	—	2,324
Purchase of investment securities available for sale	(132)	(107)
Principal collected on mortgage-backed securities available for sale	2,251	—
Proceeds from maturities/calls of securities available for sale	2,000	—
Net change in loans	1,876	4,854
Net purchases of premises and equipment	(198)	(39)
Purchase of Federal Home Loan Bank stock	(15)	(78)
Purchase of investment in Ameriana Capital Trust I	(310)	—
Other investing activities	364	352

Net cash provided by (used in) investing activities	5,836	(7,607)

Financing Activities
Net change in demand and savings deposits	(9,573)	1,697
Net change in certificates of deposit	9,638	(563)
Net change in short-term borrowings	(25,000)	(4,250)
Proceeds from long-term borrowings	10,000	6,000
Repayment of long-term borrowings	(3,646)	(1,048)
Proceeds from junior subordinated debentures	10,310	—
Net change in advances by borrowers for taxes and insurance	243	15
Exercise of stock options	354	266
Tax benefit from stock options excercised	43	—
Cash dividends paid	(508)	(505)

Net cash provided by (used in) financing activities	(8,139)	1,612

Change in Cash and Cash Equivalents	(286)	(5,307)
Cash and Cash Equivalents at Beginning of Year	14,270	17,053

Cash and Cash Equivalents at End of Quarter	$13,984	$11,746

Supplemental information
Interest paid	$1,188	$1,365
Income taxes paid	—	—

See notes to consolidated condensed financial statements.

(4)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly owned subsidiary, Ameriana Bank and Trust, SB (the “Bank”). The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency, Ameriana Financial Services, Inc., and Ameriana Investment Management, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE B—SHAREHOLDERS’ EQUITY

On March 3, 2006, the Board of Directors declared a quarterly cash dividend of $0.16 per share. This dividend, totaling $514,000, was accrued for payment to shareholders of record on March 17, 2006, and was paid on April 7, 2006. Stock options totaling 38,055 shares were exercised during the first quarter of 2006.

NOTE C—EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended March 31,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$218	3,195,758	$0.07	$760	3,152,994	$0.24

Effect of dilutive stock options	—	4,662		—	21,291

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$218	3,200,420	$0.07	$760	3,174,285	$0.24

Options to purchase 276,357 and 49,832 shares of common stock at exercise prices of $14.25 to $18.30 and $14.99 to $18.30 per share were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(5)

NOTE D—CHANGE IN ACCOUNTING PRINCIPLE

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the Annual Report to shareholders on Form 10-K for the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share–Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share–based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application. Since all awards were fully vested at December 31, 2005, no compensation expense has been recorded for the three month period ended March 31, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(In thousands, except share data) Three Months Ended March 31, 2005
Net income, as reported	$760
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(34)

Pro-forma net income	$726

Earnings per share:
Basic and diluted as reported	$0.24

Basic and diluted pro-forma	0.23

(6)

NOTE E—RECENT ACCOUNTING ISSUES

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract and in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•	Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•	Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS No. 156 on January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

NOTE F—TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the Trust), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The Company received the proceeds from the sale of the securities in exchange for subordinated debt issued by the Company to the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company’s financial statements reflect the subordinated debt issued to the Trust.

(7)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations “MD&A” is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards that have been issued but are not yet effective. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and our reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include comments regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. These statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Readers of this Form 10-Q are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets, economic conditions or interest rates; changes in real estate values and the real estate market, regulatory changes, or changes in related accounting principles and guidelines. Additional factors that may affect our results are discussed in the Form 10-K and this Form 10-Q under “Item 1.A. Risk Factors.”

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted its present name, Ameriana Bank and Trust, SB. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Its deposits are insured to applicable limits by the FDIC. References in this Form 10-Q to “we”, “us”, and “our” refer to Ameriana Bancorp and/or Ameriana Bank and Trust, as appropriate.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana.

The Bank has three wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers debt protection products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana. In 2002, AFS acquired a 20.94% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. AFS also operates a brokerage facility in conjunction with Linsco/Private Ledger. AIMI manages the Bank’s investment portfolio. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

(8)

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family and commercial real estate loans, construction loans, and, to a lesser extent, commercial and industrial loans, small business loans, home improvement, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and non interest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities. We also operate a Trust Department, which provides trust, investment and estate planning services. The Company has decided to close the Trust Department effective August 1, 2006.

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

Overview of 1st Quarter of 2006

•	Net income for the first quarter of 2006 was $218,000 compared to $760,000 for the first quarter of 2005.

•	The first quarter of 2005 results included a $2.3 million recovery from a lease previously charged-off, and a voluntary payment of $1.1 million to fund a portion of our pension liability.

•	Assets declined by 1.4% during the first three months of 2006 primarily due to a decline in investments and loans.

•	The Company completed a private placement of $10.0 million in trust preferred securities.

Our net income was $218,000 in the first quarter of 2006. Our net income of $760,000 in the first quarter of 2005 included a significant recovery from a lease charged off in prior periods, partially offset by a large payment towards our pension liability. The significant recovery in 2005 was from a $2.3 million settlement with one of the two equipment lease pools originated by Commercial Money Center, Inc., a now bankrupt company, that were charged-off for a combined $10.9 million during 2002 and 2003. We also made a $1.1 million voluntary payment in the first quarter of 2005 to fund a portion of our pension liability. The continued rise of short-term interest rates since mid-2004 has led to a flattening yield curve. As a result, our net interest margin declined to 2.36% in the first quarter of 2006 from 2.64% in the first quarter of 2005.

Financial and Strategic Issues

The Federal Reserve increased the targeted federal funds rate 25 basis points at each of its first three meetings in 2006. We expected these increases as previously discussed in the Company’s Form 10-K for the year ended December 31, 2005. The rise in short-term interest rates has an unfavorable impact on our net interest margin. Our net interest margin declined to 2.36% in the first quarter of 2006 compared to 2.43% for fourth quarter of 2005. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets. Most of the variable-rate mortgage loans in our portfolio lag the market 45 days when they are scheduled to re-price. The Federal Reserve’s actions for the remainder of 2006 are unclear. However, a stabilized short-term interest rate environment in the second half of 2006 would provide interest-earning assets an opportunity to catch-up, leading to an expected improvement in the net interest margin. An expected improvement in the mix of interest-earning assets in 2006 may further improve the net interest margin.

We have $52.5 million in government agency securities that will mature over the next eighteen months with an average yield of 2.42%, 85 basis points below our average cost of funds for the first quarter of 2006. The cash flows from these securities will be used to pay down short-term borrowings and fund new loan volume. The redeployment of cash flows from the investment portfolio into higher-yielding assets should also improve the net interest margin.

(9)

Non-performing assets, which include nonperforming loans and other real estate owned, declined $1.7 million to $4.6 million at March 31, 2006 from $6.3 million at March 31, 2005. In addition to non-performing assets, we continue to work out loans that are criticized or classified. We have implemented several changes to continue improving credit quality, such as separation of the lending and credit approval process, the addition of a Chief Credit Officer to senior management, and an improved, comprehensive credit analysis and approval process.

As part of the 2006 corporate plan, the Company has adopted a number of short and long-term action plans including:

•	Recruiting seasoned commercial lenders, credit analysts and key risk managers.

•	Diversifying the loan portfolio by reducing the concentration in commercial real estate and expanding commercial, residential real estate and consumer lending.

•	Focusing on retail banking activities including emphasizing transactional deposit growth, expanding customer relationships as measured by products per household and creating new customer relationships.

•	Reducing the operating expenses of the Company.

•	Reducing the size of the investment portfolio as a percent of total assets.

RECENT DEVELOPMENTS

On May 2, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 225,000 shares of its common shares (approximately 7.1% of outstanding shares). The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program.

(10)

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex. We consider the allowance for loan losses and mortgage servicing rights to be our critical accounting policies.

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

(11)

FINANCIAL CONDITION

Assets totaled $443.2 million at March 31, 2006 compared to $449.4 million at December 31, 2005. The decrease was primarily due to declines in the investment and loan portfolios.

Investments available for sale declined $4.6 million during the first three months of 2006. The decline was due to a government agency security maturity and principal paydowns on mortgage-backed securities, the proceeds of which were used to pay off short-term Federal Home Loan Bank advances. Net loans decreased $2.1 million during the quarter primarily due to loan principal paydowns that exceeded loan originations. The primary types of loans affected by the decrease were commercial real estate loans that declined $5.7 million partially offset by an increase in residential real estate loans of $4.0 million.

Deposits increased $59,000 during the period. There was a shift of $1.7 million of non-interest bearing accounts to interest bearing accounts during the first three months of 2006. The increase in interest-bearing deposits during the period was primarily in certificates of deposit accounts. Consumers’ investments in time deposits have grown as a result of the increase in short-term interest rates. Borrowings declined $8.3 million during the first three months of 2006 primarily due to payment of advances with proceeds from loans and investments.

Other liabilities increased $1.7 million in the first three months of 2006 primarily due to higher accrued interest expense for certificates of deposit. We generally pay interest on certificates of deposits every six months in June and December, which is why accrued interest expense was higher at March 31, 2006 compared to December 31, 2005.

Equity decreased $84,000 during the first three months of 2006. Common stock and additional paid-in capital increased $354,000 due to stock options exercised during the period. Retained earnings decreased $253,000 due to the payment of dividends at $0.16 per share totaling $514,000 partially offset by net income of $218,000 and the tax benefit related to exercise of non-qualified stock options of $43,000. Accumulated other comprehensive loss increased $185,000 during the period due to the change in unrealized loss on available for sale securities.

RESULTS OF OPERATIONS

First Quarter of 2006 compared to the First Quarter of 2005

Net income for the first quarter of 2006 decreased 71.3% to $218,000, or $0.07 per diluted share, compared to net income of $760,000, or $0.24 per diluted share, for the first quarter of 2005. The $542,000 decrease in net income and the $0.17 decrease in diluted earnings per share for the three months ended March 31, 2006, compared to the same period a year ago, was the result of the following factors:

•	A $182,000 decrease in net interest income, reflecting the cost of interest-bearing liabilities increasing more than earnings on interest-earning assets.

•	A provision of $75,000 in the first quarter of 2006 compared to a credit to the allowance for loan losses of $2.1 million in the same period in 2005.

•	A $173,000 decrease in other income primarily due to decreases of $54,000 in brokerage and insurance commissions, $31,000 in gain on sale of loans and servicing rights, and $148,000 in other income. These decreases were partially offset by increases of $28,000 in other fees and service charges, and $32,000 in increase on cash surrender value of life insurance.

•	A $1.6 million decrease in other expense. The major components were decreases of $1.3 million in salaries and employee benefits primarily due to additional pension expense in 2005, $38,000 in furniture and equipment expense, $188,000 in legal and professional fees, and $134,000 in other expenses. These decreases were partially offset by increases of $20,000 in net occupancy expense and $26,000 in advertising and marketing expense.

•	A $298,000 decrease in income taxes.

(12)

Net Interest Income

Net interest income on a fully tax equivalent basis declined $182,000 to $2.3 million in the first quarter of 2006 compared to $2.5 million in the first quarter of 2005. The net interest margin on a fully tax equivalent basis declined 28 basis points to 2.36% from 2.64%. The declines in net interest income and the net interest margin were primarily due to the flattening yield curve and rising rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose quicker than our yield on assets.

Tax-exempt interest was $178,000 in the first quarters of 2006 and 2005. Tax-exempt interest is from bank-qualified municipal securities. The tax equivalent adjustment was $92,000 for each period in 2006 and 2005. Total interest income on a tax equivalent basis for the first quarter of 2006 increased $676,000 compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 51 basis points due to higher market interest rates and a $14.3 million increase in average interest-earning assets. Total interest expense for the first quarter of 2006 increased $858,000 compared to the same period in 2005. This increase was the result of an increase in cost of interest-bearing liabilities of 81 basis points and a $15.2 million increase in average interest-bearing liabilities.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended March 31,
	2006	2005
Balance at beginning of quarter	$2,835	$3,128
Provision (adjustment) for loan losses	75	(2,050)
Charge-offs	(46)	(77)
Recoveries	48	2,349

Net recoveries	2	2,272

Balance at end of period	$2,912	$3,350

Allowance to total loans	1.33%	1.70%

Allowance to non-performing loans	93.12%	57.68%

We had a provision of $75,000 in the first quarter of 2006 compared to a credit to the allowance for loan losses of $2.1 million for the same period in 2005. The 2005 provision adjustment reflected net recoveries of $2.3 million primarily due to recoveries on the leases. The provision in 2006 reflected net recoveries of $2,000 during the quarter.

(13)

The following table summarizes the Company’s non-performing assets:

	(Dollars in thousands) March 31,
	2006	2005
Loans accounted for on a non-accrual basis	$3,060	$5,061

Accruing loans contractually past due 90 days or more	67	747

Total of non-accrual and 90 days past due loans	$3,127	$5,808

Percentage of total net loans	1.45%	3.00%

Other non-performing assets (1)	$1,459	$479

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans decreased $2.7 million at March 31, 2006 compared to the previous period. The decrease in loans accounted for on a non-accrual basis was primarily due to two commercial real estate loans at March 31, 2005, one acquired through foreclosure totaling $1.6 million and the second for a condominium project totaling $2.5 million of which $750,000 was charged-off. The decrease in accruing loans contractually past due 90 days or more were for two residential loans and one commercial real estate loan in which we did not expect to incur a loss in principal or interest.

Other non-performing assets increased to $1.5 million at March 31, 2006 from $479,000 at March 31, 2005. The previously mentioned commercial real estate loan acquired through foreclosure in the third quarter of 2005 was the main reason for the $1.0 million increase.

Other Income

The decrease in other income in the first quarter of 2006 as compared to the same period in 2005 resulted primarily from decreases in brokerage and insurance commissions, gain on sale of loans and servicing rights, and other income, which were partially offset by increases in other fees and service charges, and increase on cash surrender value of life insurance.

•	The decrease in brokerage and insurance commissions was mainly due to a lower contingency bonus recorded by the insurance agency in the first quarter of 2006 compared to the first quarter of 2005. The contingency bonus was based on actual claims experience.

•	The decrease in gain on sale of loans and servicing rights was due to a decline in mortgage loans sold during the period. Loans originated for sale were $1.1 million in 2006 compared to $2.0 million in 2005.

•	The decrease in other income was mainly from a $177,000 gain on sale of land in the first quarter of 2005. The land sold was adjacent to our branch lot in Greenfield, Indiana and was not needed for expansion purposes.

•	The increase in other fees and service charges was primarily due to an increase in deposit service charge fees mainly from continued growth in the Overdraft Honors program.

•	The increase in cash surrender value of life insurance was due to higher investment rates in 2006.

(14)

Other Expense

The decrease in other expense in the first quarter of 2006 as compared to the first quarter of 2005 resulted primarily from decreases in salaries and employee benefits, furniture and equipment expense, legal and professional fees, and other expenses which were partially offset by increases in net occupancy expense, and advertising and marketing expense.

•	The decrease in salaries and employee benefits was primarily due to a decrease in pension expense that resulted from the voluntary payment of $1.1 million towards our pension liability in 2005. Salary expenses were lower in 2006 compared to 2005 due to reduced staffing levels.

•	The decrease in furniture and equipment expense was primarily due to lower depreciation expense that resulted from computer upgrades made at a lower cost than the equipment they replaced.

•	The decrease in legal and professional fees was due to consulting fees paid in 2005 for engagements to improve operational efficiencies and developing marketing strategies.

•	The decrease in other expenses was in part due to a donation of $70,000 in 2005 to the city of Anderson, Indiana for its downtown revitalization project. The donation was part of an agreement between the city and a group of banks, including us, where the city paid off loans secured by commercial buildings in downtown Anderson.

•	The increase in net occupancy expense was primarily due to a general increase in utilities and repair expenses, offset by a decline in rental income due to office space in our Greenfield, Indiana branch that is no longer leased and is now used by the Bank.

•	The increase in advertising and marketing expense was due to expanding our marketing strategies.

Income Tax Expense

The decrease in income taxes in the first quarter of 2006 as compared to the first quarter of 2005 resulted primarily from a decline in pretax income. Pretax income declined to $93,000 in 2006 from $933,000 recorded in the same period in 2005. We recorded an income tax benefit of $125,000 in 2006, compared to an income tax expense of $173,000 in 2005.

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

For the three months ended March 31, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

(15)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds. In addition, we have the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB system, through the brokered certificates market, and securities sold under agreements to repurchase. We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

At March 31, 2006, we had $7.6 million in loan commitments outstanding and $35.0 million of additional commitments for line of credit receivables. Retail certificates of deposit (excluding brokered CDs) due within one year of March 31, 2006 totaled $132.7 million, or 39.1% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and purchase of securities. In the first three months of 2006, we originated $22.6 million of loans and purchased $132,000 in securities. In the first three months of 2005, we originated $23.2 million of loans and purchased $15.0 million of securities.

Financing activities consist primarily of activity in retail deposit accounts, brokered certificates, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Retail deposits increased $59,000 in the first quarter of 2006. We had FHLB advances of $48.2 million and $66.6 million at March 31, 2006 and December 31, 2005, respectively. We held a brokered CD for $10.0 million at March 31, 2006 and December 31, 2005. In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities and is included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

(16)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk (“IRR”) is the risk to earnings and capital arising from movements in interest rates. IRR can result from:

•	timing differences in the maturity/repricing of an institution’s assets, liabilities, and off-balance sheet contracts;

•	the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals;

•	unexpected shifts of the yield curve that affect both the slope and shape of the yield curve and;

•	differences in the behavior of lending and funding rates, sometimes referred to as basis risk. An example would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

Interest Rate Scenarios

	Effect of change in net interest income for Year 1 and Year 2 (Dollars in thousands)
	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
March 31, 2006
Year 1	$9,715	$9,639	$9,489	0.79	(1.56)
Year 2	$10,871	$11,003	$10,843	12.78	12.49

December 31, 2005
Year 1	$9,776	$9,821	$9,606	(0.46)	(2.19)
Year 2	$10,383	$11,207	$11,103	5.72	13.05

(17)

Our overall interest rate risk exposure did not change materially from December 31, 2005 to March 31, 2006. The dollar decline in net interest income in base years 1 and 2 at March 31, 2006 compared to December 31, 2005 was primarily the result of higher funding costs from trust preferred securities issued by the Company in the first quarter of 2006. Our interest rate risk exposure in year 2 was reduced when rates decline 200 basis points at March 31, 2006 compared to December 31, 2005 due to an increase in short-term certificates of deposits, reflecting consumer preferences to invest in shorter term certificates in the current rate environment.

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

(18)

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

As previously reported, the Bank has been involved in litigation relating to its interests in two (2) pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy. In June and September, 2001, the Bank purchased the income streams from two (2) separate pools of commercial leases totaling $12,003,000. Each lease within each pool was supported by a surety bond issued by one of two (2) insurance companies rated at least “A” by A.M. Best. The bonds guaranteed payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold under the terms of a Sales and Servicing Agreement, which provided for the insurers to service the leases. In each case, the insurers assigned their servicing rights and responsibilities to Commercial Servicing Corporation, (“CSC”), a California-based company, which is now in bankruptcy. When the lease pools went into default, notice was given to each insurer. American Motorists Insurance Company (“AMICO”) made payments pursuant to the leases under a reservation of rights. RLI Insurance Company paid nothing. Both insurers claimed that they were defrauded by CMC, the originator of the leases. Both denied responsibility for payment. The Bank has now settled all claims it has against AMICO arising from the pool of leases it bonded. The litigation continues against RLI. The pool of leases bonded by RLI consists of approximately $6 million worth of lease payments.

During 2005, the Bank collected $1.1 million from the Trustee in the CMC/CSC bankruptcies. These funds were applied to the balance owed in the RLI pool. Some of the lessees in that pool continue to pay and the Bank is receiving approximately $7,000-8,000 each month from them. Those payments will cease in June or July, 2006. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorneys fees, litigation expenses, and damages. The principal amount owed by RLI has not been reduced since our last report. Attorney fees, litigation expenses, interest and damages continue to grow. It is unlikely that the RLI litigation will be resolved in 2006.

ITEM 1.A. - Risk Factors

There have been no material changes with respect to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended March 31, 2006.

ITEM 3 - Defaults Upon Senior Securities

Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5 - Other Information

Not Applicable

ITEM 6 - Exhibits

No.                 Description

Exhibit 10, Change-In-Control Severance Agreement between Mathew Branstetter and Ameriana Bank and Trust, SB.

Exhibit 31, Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32, Section 1350 Certifications

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 12, 2006	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 12, 2006	/s/ Bradley L. Smith
Bradley L. Smith
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)