Form 10-Q
period 2006-06-30
AMERIANA BANCORP
filed 2006-08-11
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 7, 2006, the registrant had 3,213,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash on hand and in other institutions	$4,799	$8,318
Interest-bearing demand deposits	2,563	5,952

Cash and cash equivalents	7,362	14,270
Investment securities available for sale	154,861	168,686
Loans, net of allowance for loan losses of $2,993 and $2,835	223,451	218,291
Premises and equipment	7,574	7,676
Stock in Federal Home Loan Bank	6,397	7,449
Goodwill	564	564
Cash value of life insurance	21,556	21,180
Other assets	12,851	11,253

Total assets	$434,616	$449,369

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$16,370	$18,788
Interest-bearing	318,092	320,563

Total deposits	334,462	339,351
Borrowings	58,514	66,889
Drafts payable	2,289	2,763
Other liabilities	5,278	4,709

Total liabilities	400,543	413,712

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued and outstanding - 3,213,952 and 3,174,397 shares	3,214	3,174
Additional paid-in capital	1,039	708
Retained earnings	33,971	34,731
Accumulated other comprehensive loss	(3,547)	(2,956)
Treasury stock at cost - 43,440 shares	(604)	—

Total shareholders’ equity	34,073	35,657

Total liabilities and shareholders’ equity	$434,616	$449,369

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$3,892	$3,207	$7,630	$6,325
Interest on mortgage-backed securities	459	540	927	979
Interest on investment securities	934	928	1,874	1,847
Other interest and dividend income	189	162	376	343

Total interest income	5,474	4,837	10,807	9,494

Interest Expense
Interest on deposits	2,591	1,966	5,041	3,809
Interest on borrowings	679	394	1,318	782

Total interest expense	3,270	2,360	6,359	4,591

Net Interest Income	2,204	2,477	4,448	4,903
Provision (adjustment) for loan losses	75	(982)	150	(3,032)

Net Interest Income After Provision for Loan Losses	2,129	3,459	4,298	7,935

Other Income
Other fees and service charges	462	418	870	798
Brokerage and insurance commissions	201	253	483	589
Gains on sales of loans and servicing rights	26	34	41	80
Increase in cash value of life insurance	189	174	376	329
Gain on sale of land	—	—	—	177
Other	73	79	166	143

Total other income	951	958	1,936	2,116

Other Expense
Salaries and employee benefits	2,024	1,912	3,910	5,125
Net occupancy expense	195	221	412	418
Furniture and equipment expense	179	213	354	426
Legal and professional fees	178	459	315	784
Data processing expense	144	141	266	271
Printing and office supplies	81	87	131	128
Advertising and marketing expense	50	59	122	105
Other	440	445	842	981

Total other expense	3,291	3,537	6,352	8,238

Income (Loss) Before Income Taxes	(211)	880	(118)	1,813
Income tax expense (benefit)	(216)	150	(341)	323

Net Income	$5	$730	$223	$1,490

Basic and Diluted Earnings Per Share	$0.00	$0.23	$0.07	$0.47

Dividends Declared Per Share	$0.16	$0.16	$0.32	$0.32

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$3,174	$708	$34,731	$(2,956)	$—	$35,657
Net income	—	—	223	—	—	223
Change in unrealized loss on available-for-sale securities	—	—	—	(591)	—	(591)

Comprehensive income						(368)
Exercise of stock options	40	331	—	—	—	371
Tax benefit related to exercise of non-qualified stock options	—	—	43	—	—	43
Dividends declared ($0.32 per share)	—	—	(1,026)	—	—	(1,026)
Purchase of treasury stock	—	—	—	—	(604)	(604)

Balance at June 30, 2006	$3,214	$1,039	$33,971	$(3,547)	$(604)	$34,073

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$223	$1,490
Items not requiring (providing) cash
Provision (adjustment) for loan losses	150	(3,032)
Depreciation and amortization	634	756
Increase in cash value of life insurance	(376)	(329)
Mortgage loans originated for sale	(2,493)	(4,155)
Proceeds from sale of mortgage loans	2,238	4,091
Gains on sale of loans and servicing rights	(41)	(80)
Increase in drafts payable	(474)	733
Other adjustments	(65)	(230)

Net cash used in operating activities	(204)	(756)

Investing Activities
Purchase of investment securities held to maturity	—	(14,913)
Principal collected on mortgage-backed securities held to maturity	—	5,812
Purchase of investment securities available for sale	(272)	(225)
Principal collected on mortgage-backed securities available for sale	4,631	—
Proceeds from maturities/calls of securities available for sale	8,250	—
Net change in loans	(5,747)	4,352
Net purchases of premises and equipment	(501)	(67)
Purchase of Federal Home Loan Bank stock	(20)	(156)
Redemption of Federal Home Loan Bank stock	1,072	—
Purchase of investment in Ameriana Capital Trust I	(310)	—
Other investing activities	621	497

Net cash provided by (used in) investing activities	7,724	(4,700)

Financing Activities
Net change in demand and savings deposits	(15,411)	(7,985)
Net change in certificates of deposit	10,534	(193)
Net change in short-term borrowings	(25,000)	4,000
Proceeds from long-term borrowings	10,000	6,750
Repayment of long-term borrowings	(3,685)	(3,753)
Proceeds from junior subordinated debentures	10,310	—
Net change in advances by borrowers for taxes and insurance	36	68
Exercise of stock options	371	25
Tax benefit from stock options exercised	43	—
Purchase of treasury stock	(604)	—
Cash dividends paid	(1,022)	(1,010)

Net cash used in financing activities	(14,428)	(2,098)

Change in Cash and Cash Equivalents	(6,908)	(7,554)
Cash and Cash Equivalents at Beginning of Year	14,270	17,053

Cash and Cash Equivalents at End of Quarter	$7,362	$9,499

Supplemental information
Interest paid	$4,730	$4,435
Income taxes paid	—	300

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

NOTE B — SHAREHOLDERS’ EQUITY

On May 18, 2006, the Board of Directors declared a quarterly cash dividend of $0.16 per share. This dividend, totaling $512,000, was accrued for payment to shareholders of record on June 16, 2006, and was paid on July 7, 2006. Stock options totaling 1,500 shares were exercised during the second quarter of 2006.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended June 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$5	3,205,070	$0.00	$730	3,154,765	$0.23

Effect of dilutive stock options	—	4,768		—	12,887

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$5	3,209,838	$0.00	$730	3,167,652	$0.23

	(In thousands, except share data) Six Months Ended June 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$223	3,200,441	$0.07	$1,490	3,153,892	$0.47

Effect of dilutive stock options	—	4,899		—	15,023

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$223	3,205,340	$0.07	$1,490	3,168,915	$0.47

Options to purchase 276,357 and 200,272 shares of common stock at exercise prices of $14.25 to $18.30 and $14.72 to $18.30 per share were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(5)

NOTE D — CHANGE IN ACCOUNTING PRINCIPLE

The Company maintains stock-based employee compensation plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application. Since all awards were fully vested at December 31, 2005, no compensation expense has been recorded for the six-month period ended June 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

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

	(In thousands, except share data)
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$730	$1,490
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(24)	(58)

Pro-forma net income	$706	$1,432

Earnings per share:
Basic and diluted as reported	$0.23	$0.47
Basic and diluted pro-forma	0.22	0.45

(6)

NOTE E — RECENT ACCOUNTING ISSUES

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

NOTE F — TRUST PREFERRED SECURITIES

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

NOTE G — STOCK REPURCHASE PROGRAM

On May 2, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 225,000 shares of its common shares (approximately 7.1% of outstanding shares). The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. As of June 30, 2006, the Company had repurchased a total of 43,440 shares at an average price of $13.90 per share and had 181,560 shares remaining to be repurchased under this plan. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

(7)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards that have been issued but are not yet effective. We believe it is useful to read our MD&A in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and our reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include comments regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. These statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Readers of this Form 10-Q are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets, economic conditions or interest rates; changes in real estate values and the real estate market; regulatory changes; or changes in related accounting principles and guidelines. Additional factors that may affect our results are discussed in the Form 10-K and this Form 10-Q under “Item 1.A. Risk Factors.”

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

(8)

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family and commercial real estate loans, construction loans, and, to a lesser extent, commercial and industrial loans, small business loans, home improvement loans, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities. We also operate a Trust Department, which provides trust, investment and estate planning services. The Company has decided to close the Trust Department effective August 1, 2006.

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

Overview of the Three and Six Months Ended June 30, 2006

•	Net income for the three months ended June 30, 2006 was $5,000 compared to $730,000 for the three months ended June 30, 2005. Net income for the six months ended June 30, 2006 was $223,000 compared to $1,490,000 for the six months ended June 30, 2005.

•	The net interest margin declined 31 and 29 basis points for the three and six month periods ended June 30, 2006, respectively, from the same periods in 2005. The declines were primarily due to the flattening yield curve and rising short-term interest rates.

•	Net income for the second quarter of 2005 included a $1.1 million recovery from a lease previously charged-off. The total recoveries in the first six months of 2005 from leases previously charged off were $3.4 million.

•	The first six months of 2005 included a voluntary payment of $1.1 million to fund a portion of our pension liability.

•	Assets declined by 3.3% during the first six months of 2006 primarily due to a decline in investments.

•	In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities.

The significant recovery in the second quarter of 2005 was from one of the two equipment lease pools originated by Commercial Money Center, Inc. (“CMC”) and backed by a surety bond issued by RLI Insurance Co. (“RLI”). The total recoveries in the first six months of 2005 from both lease pools previously charged off were $3.4 million.

Financial and Strategic Issues

The Federal Reserve increased the targeted federal funds rate 25 basis points at each of its first four meetings in 2006. The rise in short-term interest rates has an unfavorable impact on our net interest margin. Our net interest margin declined to 2.34% in the first six months of 2006 compared to 2.63% for the first six months of 2005. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets. Most of the variable-rate mortgage loans in our portfolio lag the market 45 days when they are scheduled to re-price. The Federal Reserve’s actions for the remainder of 2006 are unclear. However, a stabilized short-term interest rate environment in the second half of 2006 would provide interest-earning assets an opportunity to catch-up, likely leading to an improvement in the net interest margin. An expected improvement in the mix of interest-earning assets in the second half of the year may further improve the net interest margin.

We have $47.0 million in government agency securities that will mature over the next fifteen months with an average yield of 2.52%, 86 basis points below our average cost of funds for the first six months of 2006. The cash

(9)

flows from these securities will be used to pay down short-term borrowings and fund new loan volume. The redeployment of cash flows from the investment portfolio into higher-yielding assets should also improve the net interest margin.

Reducing non-performing assets is another important aspect of our efforts to improve the net interest margin. Non-performing assets, which include nonperforming loans and other real estate owned, declined $1.5 million to $6.0 million at June 30, 2006 from $7.5 million at June 30, 2005. In addition to non-performing assets, we continue to work out loans that are criticized or classified. We have implemented several changes to continue improving credit quality, such as separation of the lending and credit approval process, the addition of a Chief Credit Officer, and an improved, comprehensive credit analysis and approval process.

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

(10)

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex. We consider the allowance for loan losses and mortgage servicing rights to be our critical accounting policies.

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

(11)

FINANCIAL CONDITION

Assets totaled $434.6 million at June 30, 2006 compared to $449.4 million at December 31, 2005. The decrease was primarily due to declines in the investment portfolio.

Cash and cash equivalents declined $6.9 million in the first six months of 2006. Investments available for sale declined $13.8 million during the six month period. The decline was due to lower-yielding government agency securities that matured during the period and principal paydowns on mortgage-backed securities. The proceeds from investment maturities and the decline in cash and cash equivalents were used primarily to fund loans and pay off short-term Federal Home Loan Bank advances. Net loans increased $5.2 million during the period primarily due to an increase in residential real estate loans of $11.3 million partially offset by declines in construction loans, multi-family loans, commercial real estate loans, and leases. Stock in Federal Home Loan Bank declined $1.1 million due to redemption of excess stock by the Federal Home Loan Bank of Cincinnati.

Deposits declined $4.9 million during the first six months of 2006. This decline consisted of $2.4 million of noninterest-bearing accounts and $2.5 million of interest-bearing accounts. The declines were primarily the result of a highly competitive market which resulted in an outflow of deposits. Borrowings declined $8.4 million during the first six months of 2006 primarily due to payment on advances with proceeds from cash and cash equivalents and investments. We completed a private placement of trust preferred securities for $10.0 million in March 2006, the proceeds of which are included in borrowings (see Note F to the Financial Statements contained in Part I, item 1 of this form 10Q).

Equity decreased $1.6 million during the first six months of 2006. Common stock and additional paid-in capital increased $371,000 due to stock options exercised during the period. Retained earnings decreased $760,000 due to the payment of dividends at $0.32 per share totaling $1.0 million partially offset by net income of $223,000 and the tax benefit related to exercise of non-qualified stock options of $43,000. Accumulated other comprehensive loss decreased $591,000 during the period due to the change in net unrealized losses on available-for sale-securities. We repurchased 43,440 shares of stock at a cost of $604,000 during the period.

RESULTS OF OPERATIONS

Second Quarter of 2006 compared to the Second Quarter of 2005

Net income for the second quarter of 2006 decreased 99.3% to $5,000, or $0.00 per diluted share, compared to net income of $730,000, or $0.23 per diluted share, for the second quarter of 2005. The $725,000 decrease in net income and the $0.23 decrease in diluted earnings per share for the three months ended June 30, 2006, compared to the same period a year ago, was the result of the following factors:

•	A $273,000 decrease in net interest income, reflecting the cost of funds increasing more than yields on interest-earning assets;

•	A provision of $75,000 in the second quarter of 2006 compared to a credit to the allowance for loan losses of $982,000 in the same period in 2005;

•	A $7,000 decrease in other income primarily due to a decrease of $52,000 in brokerage and insurance commissions. This decrease was partially offset by an increase of $44,000 in other fees and service charges;

•	A $246,000 decrease in other expense primarily due to a decrease of $281,000 in legal and professional fees. This decrease was partially offset by an increase of $112,000 in salaries and employee benefits; and

•	A $366,000 decrease in income taxes.

(12)

Net Interest Income

Net interest income on a fully tax equivalent basis declined $273,000 to $2.3 million in the second quarter of 2006 compared to $2.6 million in the second quarter of 2005. The net interest margin on a fully tax equivalent basis declined 31 basis points to 2.31% in the second quarter of 2006 from 2.62% in the second quarter of 2005. The declines in net interest income and the net interest margin were primarily due to the flattening yield curve and rising rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose quicker than our yield on assets.

Tax-exempt interest was $178,000 for each period in the second quarter of 2006 and 2005. Our tax-exempt interest is from bank-qualified municipal securities. The tax equivalent adjustment was $92,000 for each period in 2006 and 2005. Total interest income on a tax equivalent basis for the second quarter of 2006 increased $637,000 compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 57 basis points due to higher market interest rates and a $5.4 million increase in average interest-earning assets. Total interest expense for the second quarter of 2006 increased $910,000 compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 91 basis points due to higher market interest rates and an $8.5 million increase in average interest-bearing liabilities.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended June 30,
	2006	2005
Balance at beginning of quarter	$2,912	$3,350
Transfer to allowance for unfunded commitments	—	(116)
Provision (adjustment) for loan losses	75	(982)
Charge-offs	(35)	(24)
Recoveries	41	1,169

Net recoveries	6	1,145

Balance at end of period	$2,993	$3,397

Allowance to total loans	1.32%	1.71%

Allowance to non-performing loans	66.82%	47.23%

The 2006 provision of $75,000 was primarily due to an increase in specific reserves for classified loans. The 2005 provision adjustment reflected net recoveries of $1.1 million primarily due to recoveries on the CMC pooled leases. In the quarter ended June 30, 2005, we transferred $116,000 from the allowance for loan losses to a new reserve account called the allowance for unfunded commitments. The allowance for unfunded commitments is included in other liabilities on the consolidated condensed balance sheets.

(13)

The following table summarizes the Company’s non-performing assets:

	(Dollars in thousands) June 30,
	2006	2005
Loans accounted for on a non-accrual basis	$4,459	$7,050

Accruing loans contractually past due 90 days or more	20	143

Total of non-accrual and 90 days past due loans	$4,479	$7,193

Percentage of total net loans	2.00%	3.69%

Other non-performing assets (1)	$1,537	$347

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans decreased $2.7 million at June 30, 2006 compared to the previous period. The decrease in loans accounted for on a non-accrual basis was primarily due to two commercial real estate loans at June 30, 2005, one acquired through foreclosure totaling $1.6 million that was transferred to other non-performing assets, and the second for a condominium project totaling $2.5 million of which $750,000 was partially charged-off. A commercial real estate loan for $1.8 million on non-accrual status at June 30, 2005 was later reclassified to performing at September 30, 2005. An additional commercial real estate loan for $1.4 million was added to non-accrual loans in the second quarter of 2006.

Other non-performing assets increased to $1.5 million at June 30, 2006 from $347,000 at June 30, 2005. The previously mentioned commercial real estate loan acquired through foreclosure in the third quarter of 2005 was the main reason for the $1.2 million increase.

Other Income

The decrease in other income in the second quarter of 2006 as compared to the same period in 2005 resulted primarily from a decrease in brokerage and insurance commissions which was partially offset by an increase in other fees and service charges.

•	The decrease in brokerage and insurance commissions was mainly due to lower brokerage commissions as a result of a decline in sales from a temporary vacancy in staff.

•	The increase in other fees and service charges was primarily due to an increase in deposit service charge fees mainly from continued growth in the Overdraft Honors program.

Other Expense

The decrease in other expense in the second quarter of 2006 as compared to the second quarter of 2005 resulted primarily from a decrease in legal and professional fees which was partially offset by an increase in salaries and employee benefits.

•	The decrease in legal and professional fees was primarily due to consulting fees paid in 2005 for engagements to improve operational efficiencies and develop marketing strategies.

•	The increase in salaries and employee benefits was primarily due to higher staffing levels, primarily in commercial lending and credit review.

(14)

Income Tax Expense

The decrease in income taxes in the second quarter of 2006 as compared to the second quarter of 2005 resulted primarily from a decline in pretax income. Pretax income declined to a net loss of $211,000 in 2006 from net income of $880,000 recorded in the same period in 2005. We recorded an income tax benefit of $216,000 in the second quarter of 2006, compared to an income tax expense of $150,000 in the second quarter of 2005.

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

Six Months Ended June 30, 2006 compared to the Six Months Ended June 30, 2005

Net income for the six months ended June 30, 2006 decreased 85.0% to $223,000, or $0.07 per diluted share, compared to net income of $1,490,000, or $0.47 per diluted share, for the six months ended June 30, 2005. The $1.3 million decrease in net income and the $0.40 decrease in diluted earnings per share for the six months ended June 30, 2006, compared to the same period a year ago, was the result of the following factors:

•	A $455,000 decrease in net interest income, reflecting the cost of funds increasing more than yields on interest-earning assets.

•	A provision of $150,000 in the first six months of 2006 compared to a credit to the allowance for loan losses of $3.0 million in the same period in 2005.

•	A $180,000 decrease in other income primarily due to decreases of $106,000 in brokerage and insurance commissions, $39,000 in gain on sale of loans and servicing rights, and $177,000 in gain on sale of land. These decreases were partially offset by increases of $72,000 in other fees and service charges, and $47,000 in increase on cash surrender value of life insurance.

•	A $1.9 million decrease in other expense. The major components were decreases of $1.2 million in salaries and employee benefits primarily due to additional pension expense in 2005, $72,000 in furniture and equipment expense, $469,000 in legal and professional fees, and $139,000 in other expenses.

•	A $664,000 decrease in income taxes.

Net Interest Income

Net interest income on a fully tax equivalent basis declined $455,000 to $4.6 million in the first six months of 2006 compared to $5.1 million in the first six months of 2005. The net interest margin on a fully tax equivalent basis declined 29 basis points to 2.34% from 2.63%. The declines in net interest income and the net interest margin were primarily due to the flattening yield curve and rising rates.

Tax-exempt interest was $356,000 in the first six months of 2006 and 2005. Tax-exempt interest is from bank-qualified municipal securities. The tax equivalent adjustment was $183,000 for each period in 2006 and 2005. Total interest income on a tax equivalent basis for the first six months of 2006 increased $1.3 million compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 54 basis points due to higher market interest rates and a $9.6 million increase in average interest-earning assets. Total interest expense for the first six months of 2006 increased $1.8 million compared to the same period in 2005. This increase was the result of an increase in cost of interest-bearing liabilities of 86 basis points due to higher market interest rates and a $11.8 million increase in average interest-bearing liabilities.

(15)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(Dollars in thousands) Six Months Ended June 30,
	2006	2005
Balance at beginning of quarter	$2,835	$3,128
Transfer to allowance for unfunded commitments	—	(116)
Provision (adjustment) for loan losses	150	(3,032)
Charge-offs	(81)	(101)
Recoveries	89	3,518

Net recoveries	8	3,417

Balance at end of period	$2,993	$3,397

The 2006 provision of $150,000 was primarily due to an increase in specific reserves for classified loans offset by a reduction in specific reserves for a classified loan that paid off. The 2005 provision adjustment reflected net recoveries of $3.4 million primarily due to recoveries on the leases.

Other Income

The decrease in other income in the first six months of 2006 as compared to the same period in 2005 resulted primarily from decreases in brokerage and insurance commissions, gain on sale of loans and servicing rights, and gain on sale of land, which were partially offset by increases in other fees and service charges, and increase on cash surrender value of life insurance.

•	The decrease in brokerage and insurance commissions was mainly due to a lower contingency bonus recorded by the insurance agency and lower brokerage commission in the first six months of 2006 compared to the same period in 2005. The lower contingency bonus was based on actual claims experience. The lower brokerage commission was a result of a decline in sales from a temporary vacancy in staff.

•	The decrease in gain on sale of loans and servicing rights was due to a decline in mortgage loans sold during the period. Loans originated for sale were $2.5 million in 2006 compared to $4.2 million in 2005.

•	The decrease in gain on sale of land was from land adjacent to our branch lot in Greenfield, Indiana that was sold in 2005 as it was not needed for expansion purposes.

•	The increase in other fees and service charges was primarily due to an increase in deposit service charge fees mainly from continued growth in the Overdraft Honors program.

•	The increase in cash surrender value of life insurance was due to higher investment rates in 2006.

Other Expense

The decrease in other expense in the first six months of 2006 as compared to the first six months of 2005 resulted primarily from decreases in salaries and employee benefits, furniture and equipment expense, legal and professional fees, and other expenses.

•	The decrease in salaries and employee benefits was primarily due to a decrease in pension expense that resulted from the voluntary payment of $1.1 million towards our pension liability in 2005.

•	The decrease in furniture and equipment expense was primarily due to lower depreciation expense that resulted from computer upgrades made at a lower cost than the equipment they replaced.

•	The decrease in legal and professional fees was due to consulting fees paid in 2005 for engagements to improve operational efficiencies and develop marketing strategies.

(16)

•	The decrease in other expenses was in part due to a donation of $70,000 in 2005 to the city of Anderson, Indiana for its downtown revitalization project. The donation was part of an agreement between the city and a group of banks, including us, where the city paid off loans secured by commercial buildings in downtown Anderson. We also incurred recruiting fees of $60,000 paid in 2005 for the recruitment firm used to locate the Company’s new CEO.

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

For the six months ended June 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

(17)

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

At June 30, 2006, we had $18.3 million in loan commitments outstanding and $33.6 million of additional commitments for line of credit receivables. Retail certificates of deposit (excluding brokered CDs) due within one year of June 30, 2006 totaled $123.0 million, or 37.9% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and purchase of securities. In the first six months of 2006, we originated $37.9 million of loans and purchased $272,000 in securities. In the first six months of 2005, we originated $47.8 million of loans and purchased $15.1 million of securities. In the second quarter of 2006, we redeemed $1.1 million of Federal Home Loan Bank stock that exceeded the amount of stock required by the Federal Home Loan Bank of Cincinnati.

Financing activities consist primarily of activity in retail deposit accounts, brokered certificates, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Retail deposits decreased $4.9 million in the first six months of 2006. We had FHLB advances of $48.2 million and $66.6 million at June 30, 2006 and December 31, 2005, respectively. We held a brokered CD for $10.0 million at June 30, 2006 and December 31, 2005. In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings. We paid $1.0 million in cash dividends to our shareholders in the six month period ended June 30, 2006 and the six month period ended June 30, 2005.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

(18)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk (“IRR”) is the risk to earnings and capital arising from movements in interest rates. IRR can result from:

•	timing differences in the maturity/repricing of an institution’s assets, liabilities, and off-balance sheet contracts;

•	the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals;

•	unexpected shifts of the yield curve that affect both the slope and shape of the yield curve; and

•	differences in the behavior of lending and funding rates, sometimes referred to as basis risk. An example would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

We recognize that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through the profit and loss statement. Accordingly, we manage our position so that exposure to net interest income is monitored over both a one year planning horizon (accounting perspective) and a longer term strategic horizon (economic perspective).

Our objective is to manage our exposure to interest rate risk, bearing in mind that we will always be in the business of taking on rate risk and that rate risk immunization is not possible. Also, it is recognized that as exposure to interest rate risk is reduced, so too may the net interest margin be reduced.

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2
(Dollars in thousands)
	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
June 30, 2006
Year 1	$9,949	$9,860	$9,696	0. 90	(1.66)
Year 2	$11,420	$11,483	$11,233	15.82	13.92
December 31, 2005
Year 1	$9,776	$9,821	$9,606	(0.46)	(2.19)
Year 2	$10,383	$11,207	$11,103	5.72	13.05

(19)

Our overall interest rate risk exposure did not change materially from December 31, 2005 to June 30, 2006. Projected net interest income improved slightly in all rate scenarios at June 30, 2006 compared to December 31, 2005. The improvement was primarily due to the significant yield pick-up of redirecting low coupon investment cash flow to loans and the positive effect of two Prime rate bumps on variable rate loans.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(20)

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

During 2005, the Bank collected $1.1 million from the Trustee in the CMC/CSC bankruptcies. These funds were applied to the balance owed in the RLI pool. Some of the lessees in that pool continue to pay and the Bank is receiving approximately $7,000-8,000 each month from them. Those payments will cease in July or August, 2006. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorneys fees, litigation expenses, and damages. The principal amount owed by RLI has not been reduced since our last report. Attorney fees, litigation expenses, interest and damages continue to grow. It is unlikely that the RLI litigation will be resolved in 2006.

ITEM 1.A. - Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2006, the Company repurchased 43,440 shares of common stock for $604,000, at an average cost of $13.90 per share as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April	—	—	—	—
May	5,000	$13.90	5,000	220,000
June	38,440	$13.90	38,440	181,560
Total	43,440	$13.90	43,440	181,560

On May 2, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 225,000 shares of its common shares (approximately 7.1% of outstanding shares). The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

(21)

ITEM 3 - Defaults Upon Senior Securities

Not Applicable

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on May 18, 2006. The results of the vote were as follows:

1.	The following individuals were elected as directors:

	Term	Votes For	Votes Withheld
Jerome J. Gassen	One Year	2,373,271	346,042
R. Scott Hayes	Three Year	2,341,280	378,033
Michael E. Kent	Three Year	3,376,680	342,633

2.	The Ameriana Bancorp 2006 Long-Term Incentive Plan was approved as follows:

For	Against	Abstain	Broker Non-Vote
1,011,364	686,407	15,058	1,016,511

3.	The appointment of BKD, LLP as independent auditors of Ameriana Bancorp for the year ended December 31, 2006 was ratified by the stockholders as follows:

For	Against	Abstain
2,671,564	30,527	n/a

ITEM 5 - Other Information

Not Applicable

ITEM 6 - Exhibits

No.	Description

Exhibit 10,	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to the Company’s 2006 Annual Meeting Proxy Statement filed with the SEC on April 14, 2006)

Exhibit 31,	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32,	Section 1350 Certifications

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 8, 2006	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 8, 2006	/s/ Bradley L. Smith
Bradley L. Smith
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)