Form 10-Q
period 2006-09-30
AMERIANA BANCORP
filed 2006-11-13
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 9, 2006, the registrant had 3,213,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Cash on hand and in other institutions	$4,674	$8,318
Interest-bearing demand deposits	7,348	5,952

Cash and cash equivalents	12,022	14,270
Investment securities available for sale	170,995	168,686
Loans, net of allowance for loan losses of $3,073 and $2,835	247,744	218,291
Premises and equipment	7,452	7,676
Stock in Federal Home Loan Bank	5,695	7,449
Goodwill	564	564
Cash value of life insurance	21,745	21,180
Other assets	12,500	11,253

Total assets	$478,717	$449,369

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$16,878	$18,788
Interest-bearing	313,714	320,563

Total deposits	330,592	339,351
Borrowings	101,724	66,889
Drafts payable	2,127	2,763
Other liabilities	10,088	4,709

Total liabilities	444,531	413,712

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued and outstanding – 3,213,952 and 3,174,397 shares	3,214	3,174
Additional paid-in capital	1,039	708
Retained earnings	33,377	34,731
Accumulated other comprehensive loss	(2,243)	(2,956)
Treasury stock at cost – 86,984 shares	(1,201)	—

Total shareholders’ equity	34,186	35,657

Total liabilities and shareholders’ equity	$478,717	$449,369

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Interest and fees on loans	$4,158	$3,435	$11,788	$9,760
Interest on mortgage-backed securities	477	525	1,404	1,504
Interest on investment securities	956	932	2,830	2,779
Other interest and dividend income	127	164	503	507

Total interest income	5,718	5,056	16,525	14,550

Interest Expense
Interest on deposits	2,732	1,996	7,773	5,805
Interest on borrowings	829	534	2,147	1,316

Total interest expense	3,561	2,530	9,920	7,121

Net Interest Income	2,157	2,526	6,605	7,429
Provision (adjustment) for loan losses	75	35	225	(2,997)

Net Interest Income After Provision for Loan Losses	2,082	2,491	6,380	10,426

Other Income
Other fees and service charges	440	458	1,310	1,256
Brokerage and insurance commissions	227	197	710	786
Gains on sales of loans and servicing rights	29	52	70	132
Increase in cash value of life insurance	189	175	565	504
Gain on sale of land	—	—	—	177
Other	74	67	240	210

Total other income	959	949	2,895	3,065

Other Expense
Salaries and employee benefits	1,922	1,779	5,832	6,904
Net occupancy expense	209	208	621	626
Furniture and equipment expense	185	181	539	607
Legal and professional fees	171	154	486	938
Data processing expense	146	125	412	396
Printing and office supplies	61	42	192	170
Advertising and marketing expense	62	68	185	185
Other	643	516	1,484	1,485

Total other expense	3,399	3,073	9,751	11,311

Income (Loss) Before Income Taxes	(358)	367	(476)	2,180
Income tax expense (benefit)	(266)	(29)	(607)	294

Net Income (Loss)	$(92)	$396	$131	$1,886

Basic Earnings (Loss) Per Share	$(0.03)	$0.13	$0.04	$0.60

Diluted Earnings (Loss) Per Share	$(0.03)	$0.12	$0.04	$0.59

Dividends Declared Per Share	$0.16	$0.16	$0.48	$0.48

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2005	$3,174	$708	$34,731	$(2,956)	$—	$35,657
Net income	—	—	131	—	—	131
Change in unrealized loss on available-for-sale securities	—	—	—	713	—	713

Comprehensive income						844
Exercise of stock options	40	331	—	—	—	371
Tax benefit related to exercise of non-qualified stock options	—	—	43	—	—	43
Dividends declared ($0.48 per share)	—	—	(1,528)	—	—	(1,528)
Purchase of treasury stock	—	—	—	—	(1,201)	(1,201)

Balance at September 30, 2006	$3,214	$1,039	$33,377	$(2,243)	$(1,201)	$34,186

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$131	$1,886
Items not requiring (providing) cash
Provision (adjustment) for loan losses	225	(2,997)
Depreciation and amortization	928	1,097
Increase in cash value of life insurance	(565)	(504)
Mortgage loans originated for sale	(3,500)	(6,488)
Proceeds from sale of mortgage loans	3,537	6,751
Gains on sale of loans and servicing rights	(70)	(132)
Decrease (increase) in drafts payable	(636)	474
Other adjustments	1,430	802

Net cash provided by operating activities	1,480	889

Investing Activities
Purchase of investment securities held to maturity	—	(14,913)
Principal collected on mortgage-backed securities held to maturity	—	9,089
Purchase of investment securities available for sale	(25,590)	(347)
Principal collected on mortgage-backed securities available for sale	7,209	—
Proceeds from maturities/calls of securities available for sale	19,500	—
Net change in loans	(30,378)	(11,060)
Net purchases of premises and equipment	(558)	(161)
Purchase of Federal Home Loan Bank stock	(20)	(169)
Redemption of Federal Home Loan Bank stock	1,774	—
Purchase of investment in Ameriana Capital Trust I	(310)	—
Other investing activities	621	722

Net cash used in investing activities	(27,752)	(16,839)

Financing Activities
Net change in demand and savings deposits	(15,344)	(15,227)
Net change in certificates of deposit	6,603	(4,894)
Net change in short-term borrowings	20,000	33,000
Proceeds from long-term borrowings	10,000	6,750
Repayment of long-term borrowings	(5,475)	(6,111)
Proceeds from junior subordinated debentures	10,310	—
Net change in advances by borrowers for taxes and insurance	250	369
Exercise of stock options	371	77
Tax benefit from stock options exercised	43	—
Purchase of treasury stock	(1,201)	—
Cash dividends paid	(1,533)	(1,515)

Net cash provided by financing activities	24,024	12,449

Change in Cash and Cash Equivalents	(2,248)	(3,501)
Cash and Cash Equivalents at Beginning of Year	14,270	17,053

Cash and Cash Equivalents at End of Quarter	$12,022	$13,552

Supplemental information
Interest paid	$8,471	$6,262
Income taxes paid	—	550

See notes to consolidated condensed financial statements.

(4)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly owned subsidiary, Ameriana Bank (the “Bank”). The Bank has three direct wholly owned subsidiaries, Ameriana Insurance Agency, Ameriana Financial Services, Inc., and Ameriana Investment Management, Inc.

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

NOTE B — SHAREHOLDERS’ EQUITY

On August 24, 2006, the Board of Directors declared a quarterly cash dividend of $0.16 per share. This dividend, totaling $503,000, was accrued for payment to shareholders of record on September 15, 2006, and was paid on October 6, 2006. No stock options were exercised during the third quarter of 2006.

NOTE C — EARNINGS (LOSS) PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended September 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$(92)	3,149,067	$(0.03)	$396	3,161,017	$0.13

Effect of dilutive stock options	—	4,234		—	11,559

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$(92)	3,153,301	$(0.03)	$396	3,172,576	$0.12

	(In thousands, except share data) Nine Months Ended September 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$131	3,183,130	$0.04	$1,886	3,156,028	$0.60

Effect of dilutive stock options	—	4,714		—	13,518

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$131	3,187,844	$0.04	$1,886	3,169,546	$0.59

Options to purchase 274,427 and 245,357 shares of common stock at exercise prices of $14.25 to $18.30 per share were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(5)

NOTE D — CHANGE IN ACCOUNTING PRINCIPLE

The Company maintains stock-based compensation plans. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 123(R), Share Based Payment. SFAS 123(R) addresses all forms of share based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application. The modified prospective method means that we will apply SFAS 123(R) to all new awards, and to modifications, repurchases, or cancellations of existing awards made after December 31, 2005, while existing awards will continue to be recognized as calculated for recognition or disclosure purposes under SFAS No. 123. Since all awards were fully vested at December 31, 2005, no compensation expense has been recorded for the nine-month period ended September 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	(In thousands, except share data)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$396	$1,886
Less: Total stock-based compensation cost determined under the fair value based method, net of income taxes	(21)	(79)

Pro-forma net income	$375	$1,807

Earnings per share:
Basic as reported	$0.13	$0.60
Diluted as reported	0.12	0.59
Basic and diluted pro-forma	0.12	0.57

(6)

NOTE E — RECENT ACCOUNTING ISSUES

FASB 156: Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract and in other specific situations.

In addition, SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

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

SFAS 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS 156 on January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

EITF 06-4: Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus regarding the accounting for entities with split-dollar life insurance arrangements that provide an employee with a specified benefit that is not limited to an employee’s active service period. In reaching its consensus, the EITF determined that an employer should recognize as a liability the future benefits to be provided to employees beyond the employee’s active service period. In the case of a split-dollar plan that provides a death benefit to the employee’s designated beneficiary and the benefit is provided to the employee beyond their active service period, an entity should accrue a liability during the employee’s active service period for the cost of maintaining the life insurance policy during the employee’s retirement period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of the beginning of the year of adoption or as a change in accounting principle through retrospective application to all prior periods. The Company is currently evaluating the effect of adoption of this Statement on its financial condition and results of operations.

(7)

NOTE F — TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the “Trust”), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The Company received the proceeds from the sale of the securities in exchange for subordinated debt issued by the Company to the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company’s financial statements reflect the subordinated debt issued to the Trust.

NOTE G — STOCK REPURCHASE PROGRAM

On May 2, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 225,000 shares of its common shares (approximately 7.1% of outstanding shares). The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. As of September 30, 2006, the Company had repurchased a total of 86,984 shares at an average price of $13.80 per share and had 138,016 shares remaining to be repurchased under this plan. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

(8)

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards that have been issued but are not yet effective. We believe it is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and our reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain statements, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include comments regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. These statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Readers of this Form 10-Q are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; competition; substantial changes in financial markets; economic conditions or interest rates; changes in real estate values and the real estate market; regulatory changes; or changes in related accounting principles and guidelines. Additional factors that may affect our results are discussed in the Form 10-K and this Form 10-Q under “Item 1A. Risk Factors.”

The Company does not undertake – and specifically disclaims any obligation – to publicly release the result of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

Ameriana Bancorp is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB. The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. On June 20, 2001, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. On September 12, 2006, the Bank changed its name to Ameriana Bank, SB since the Bank no longer offers trust services. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Its deposits are insured to applicable limits by the FDIC. References in this Form 10-Q to “we,” “us” and “our” refer to Ameriana Bancorp and/or Ameriana Bank, SB, as appropriate.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana.

The Bank has three wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers debt protection products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana. In 2002, AFS acquired a 20.94% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. AFS also offers securities and insurance products through Linsco/Private Ledger. AIMI manages the Bank’s investment portfolio. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

(9)

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and originating mortgage loans on single-family residences, multi-family and commercial real estate loans, construction loans, and, to a lesser extent, commercial and industrial loans, small business loans, home improvement loans and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities. The Bank formerly operated a trust department which was discontinued in the second quarter of 2006.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowings. Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically have a lower average rate than FHLB advances. Several factors affect our net interest income. These factors include the loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturity, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions.

Overview of the Three and Nine Months Ended September 30, 2006

•	We recorded a net loss of $92,000 for the three months ended September 30, 2006 compared to net income of $396,000 for the same period in 2005. The primary reasons for the loss were due to a $175,000 pre-tax write down of a commercial real estate property acquired through foreclosure in 2005 that is scheduled to be sold in the fourth quarter of 2006, and a decline in the net interest margin.

•	Net income for the nine months ended September 30, 2006 was $131,000 compared to $1,886,000 for the nine months ended September 30, 2005. Net income for the first nine months of 2005 included $3.5 million in recoveries from two equipment lease pools previously charged-off that were originated by Commercial Money Center, Inc. (“CMC”) and backed by surety bonds. See Part II, Item 1 – Legal Proceedings.

•	The net interest margin declined 39 and 32 basis points for the three and nine month periods ended September 30, 2006, respectively, from the same periods in 2005. The declines were primarily due to the flattening yield curve and rising short-term interest rates.

•	The first nine months of 2005 included a voluntary payment of $1.1 million to fund a portion of our pension liability.

•	Assets increased by 6.1% during the first nine months of 2006 primarily due to loan originations and purchases in the third quarter of 2006 funded by FHLB advances.

•	In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities.

Financial and Strategic Issues

The Federal Reserve increased the targeted federal funds rate 25 basis points at each of its first four meetings in 2006 and left rates unchanged at each of its last three meetings. The rise in short-term interest rates has had an unfavorable impact on our net interest margin. Our net interest margin declined to 2.30% for the first nine months of 2006 compared to 2.62% for the first nine months of 2005. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets. Most of the variable-rate mortgage loans in our portfolio lag the market 45 days when they are scheduled to re-price. Our changing mix of interest-earning assets is expected to improve the net interest margin. However, any improvement in the net interest margin from improving yields on earning assets will be partly offset by a continuing rise in our cost of funds. Even in a stabilized rate environment our cost of funds may continue to rise as lower costing certificates of deposits renew at higher interest rates.

We have $36.4 million in government agency securities that will mature over the next year with an average yield of 2.65%. The cash we receive from these investments as they mature would generally be reinvested in loans or investments at higher rates. However, with our expectations that interest rates may gradually decline during the same

(10)

period, we decided to pre-invest these future cash flows in loans and investment purchases in the third quarter of 2006 while interest rates were still favorable. We funded these purchases with short term FHLB advances that will be paid off as cash flows are received from the aforementioned maturities. We expect this strategy will also improve the net interest margin.

Reducing non-performing assets is another important aspect of our efforts to improve the net interest margin. Non-performing assets, which include nonperforming loans and other real estate owned, were $6.3 million at September 30, 2006 compared to $4.4 million at September 30, 2005. We expect non-performing assets to decline in the fourth quarter of 2006 due to the sale of two non-performing assets. One non-performing asset scheduled for sale in the fourth quarter of 2006 is for an undeveloped commercial real estate property that was written down $175,000 in the third quarter of 2006 to $925,000, its sales price less selling costs The value of the property declined after it was foreclosed when soil boring samples obtained in 2006 indicated too much sand to support real estate development planned for the property. We also sold a $1.4 million non-performing loan in the fourth quarter of 2006.

In addition to non-performing assets, we continue to work out loans that are criticized or classified, which totaled $12.3 million at September 30, 2006 compared to $15.8 million at December 31, 2005. We have implemented several changes to continue improving credit quality, such as separation of the lending and credit approval process, the additions of a Chief Credit Officer and credit analyst, and an improved, comprehensive credit analysis and approval process. In addition to the aforementioned fourth quarter of 2006 sales of nonperforming assets, we also sold a $1.1 million loan that was accruing but classified.

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

(11)

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors considered. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

(12)

FINANCIAL CONDITION

Assets totaled $478.7 million at September 30, 2006 compared to $449.4 million at December 31, 2005. The increase was primarily due to loan originations and loan purchases during the first nine months of 2006.

Cash and cash equivalents decreased $2.2 million in the first nine months of 2006 as funds were used to fund loan growth. Investments available for sale increased $2.3 million during the first nine months of 2006. The increase was due to government agency and municipal securities purchased in the third quarter of 2006 offset by declines in government agency securities that matured during the nine-month period and principal paydowns on mortgage-backed securities. Net loans increased $29.5 million during the period primarily due to commercial and residential real estate mortgage loan originations that exceeded loan principal paydowns, residential mortgage loans totaling $12.2 million purchased from Countrywide and equipment leases totaling $3.1 million purchased from the First Bank of Richmond. The increase in commercial real estate loan originations was due to the new commercial lending staff and the increase in residential mortgagee loans was due to our retention of most fixed-rate thirty-year residential mortgage loan originations this year rather than selling them in the secondary market. We decided to keep fixed-rate mortgages since the yield on new loan originations has improved. Stock in the Federal Home Loan Bank declined $1.8 million due to redemptions of excess stock by the Federal Home Loan Banks of Indianapolis and Cincinnati.

Deposits declined $8.8 million during the first nine months of 2006. Noninterest bearing accounts declined $1.9 million and interest-bearing accounts declined $6.9 million. The declines were primarily the result of a highly competitive market for deposits and investments which resulted in an outflow of deposits. Borrowings increased $34.8 million during the first nine months of 2006 primarily due to FHLB advances to fund the increase in loans and the outflow of deposits.

Equity decreased $1.5 million during the first nine months of 2006. Common stock and additional paid-in capital increased $371,000 due to stock options exercised during the period. Retained earnings decreased $1.4 million due to the payment of dividends at $0.48 per share totaling $1.5 million partially offset by net income of $131,000 and the tax benefit related to exercise of non-qualified stock options of $43,000. Accumulated other comprehensive loss increased $713,000 during the period due to the change in net unrealized losses on available for sale securities. We purchased treasury stock at a cost of $1.2 million during the period, primarily with proceeds raised by our trust preferred securities issuance in March 2006.

RESULTS OF OPERATIONS

Third Quarter of 2006 compared to the Third Quarter of 2005

Net income for the third quarter of 2006 decreased 123.2% for a net loss of $92,000, or $(0.03) per diluted share, compared to net income of $396,000, or $0.12 per diluted share, for the third quarter of 2005. The $488,000 decrease in net income and the $0.15 decrease in diluted earnings per share for the three months ended September 30, 2006, compared to the same period a year ago, were the result of the following factors:

•	A $369,000 decrease in net interest income, reflecting the cost of interest-bearing liabilities which increased more than earnings on interest-earning assets;

•	A $40,000 increase in the provision for loan losses;

•	A $10,000 increase in other income primarily due to increases of $30,000 in brokerage and insurance commissions, and $14,000 increase in cash surrender value of life insurance. These increases were offset by decreases of $18,000 in other fees and service charges, and $23,000 in gains on sale of loans and servicing rights;

•	A $326,000 increase in other expense primarily due to increases of $143,000 in salaries and benefits, $17,000 in legal and professional fees, $21,000 in data processing expense, $19,000 in printing and supplies, and $127,000 in other expenses; and,

•	A $237,000 decrease in income taxes.

(13)

Net Interest Income

Net interest income on a fully tax equivalent basis declined $366,000 to $2.3 million in the third quarter of 2006 compared to $2.6 million in the third quarter of 2005. The net interest margin on a fully tax equivalent basis declined 39 basis points to 2.24% in the third quarter of 2006 from 2.63% in the third quarter of 2005. The declines in net interest income and the net interest margin were primarily due to the flattening yield curve and rising rates. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose more than our yield on assets.

Tax-exempt interest was $184,000 for the third quarter of 2006 compared to $178,000 in the third quarter of 2005. Our tax-exempt interest was from bank-qualified municipal securities. The tax equivalent adjustment was $95,000 and $92,000 for the third quarters of 2006 and 2005, respectively. Total interest income on a tax equivalent basis for the third quarter of 2006 increased $665,000 compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 62 basis points due to higher market interest rates and a $3.5 million increase in average interest-earning assets. Total interest expense for the third quarter of 2006 increased $1.0 million compared to the same period of the prior year. This increase was the result of an increase in cost of interest-bearing liabilities of 101 basis points and a $9.3 million increase in average interest-bearing liabilities.

Allowance for Loan Losses

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended September 30,
	2006	2005
Balance at beginning of quarter	$2,993	$3,397
Provision for loan losses	75	35
Charge-offs	(31)	(1,355)
Recoveries	36	652

Net (charge-offs) recoveries	5	(703)

Balance at end of period	$3,073	$2,729

Allowance to total loans	1.23%	1.29%

Allowance to non-performing loans	65.86%	94.92%

We had a provision of $75,000 in the third quarter of 2006 compared to $35,000 for the same period in 2005. The increase in provision expense was primarily due to additional reserves for the increase in the loan portfolio partially offset by a decrease in net charge-offs. Excess reserves carried over from the second quarter of 2005 due to recoveries on the CMC lease pools in the first half of 2005 was the main reason for the low provision expense for the third quarter of 2005. We recorded net recoveries of $5,000 in the third quarter of 2006 and net charge-offs of $703,000 in the third quarter of 2005. Recovery payments received on one of the CMC lease pools previously charged-off are the primary reason for net recoveries for the third quarter of 2006. See Part II, Item 1 – Legal Proceedings. Charge-offs in the third quarter of 2005 included a $750,000 write-down of a commercial real estate loan for a condominium project in Lafayette, Indiana, which was previously reserved and a $415,000 charge-off for the foreclosure on a commercial real estate loan to a builder-developer of which $240,000 was previously reserved. Recoveries during the third quarter of 2005 included a full recovery of $509,000 on a commercial real estate loan previously charged-off in 2004.

(14)

The following table summarizes the Company’s non-performing assets:

	(Dollars in thousands) September 30,
	2006	2005
Loans accounted for on a non-accrual basis	$4,648	$2,839
Accruing loans contractually past due 90 days or more	18	36

Total of non-accrual and 90 days past due loans	$4,666	$2,875

Percentage of total net loans	1.88%	1.38%

Other non-performing assets (1)	$1,625	$1,526

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans increased $1.8 million at September 30, 2006 compared to the previous period. The increase in loans accounted for on a non-accrual basis was primarily due to a commercial real estate loan for $1.4 million added to non-accrual loans in the second quarter of 2006. Other non-performing assets increased to $1.6 million at September 30, 2006 from $1.5 million at September 30, 2005. A commercial real estate property acquired through foreclosure for $1.1 million in the third quarter of 2005 was included in other non-performing assets at September 30, 2005 and 2006. This property, scheduled to be sold in the fourth quarter of 2006, was written down $175,000 to its sales price. We sold the $1.4 million non-accrual loan that was added in the second quarter of 2006 in the fourth quarter of 2006. As a result of these sales, we expect non-accrual loans to decline in the fourth quarter of 2006.

Other Income

The increase in other income in the third quarter of 2006 as compared to the same period in 2005 resulted primarily from increases in brokerage and insurance commissions, and increase in cash surrender value of life insurance which were partially offset by decreases in other fees and service charges, and gain on sale of loans and servicing rights.

•	The increase in brokerage and insurance commissions was mainly due to higher commission income from the investment center and higher annuities income from the insurance agency, both a result of increased sales.

•	The increase in cash surrender value of life insurance was due to higher investment returns in 2006.

•	The decrease in other fees and service charges was primarily due to the decline in trust fees due to the discontinuance of trust operations.

•	The decrease in gain on sale of loans and servicing rights was due to a decline in mortgage loans sold during the period. The decline was due to the decision to retain more mortgage loan originations.

Other Expense

The increase in other expense in the third quarter of 2006 as compared to the third quarter of 2005 resulted primarily from increases in salaries and benefits, legal and professional fees, data processing expense, printing and supplies, and other expenses.

•	The increase in salaries and employee benefits was primarily due to higher staffing levels, primarily in commercial lending and credit review.

•	The increase in legal and professional fees was primarily due to legal fees for the RLI litigation. See Part II, Item 1 – Legal Proceedings.

(15)

•	The increase in data processing expense was primarily due to payments for prior periods being paid in the third quarter.

•	The increase in printing and supplies was primarily due to a higher volume of supplies purchased in the third quarter.

•	The increase in other expenses was primarily due to a $175,000 impairment write-down for the pending sale of a commercial real estate property acquired through foreclosure in 2005, which will settle in the fourth quarter of 2006.

Income Tax Expense

The decrease in income taxes in the third quarter of 2006 as compared to the third quarter of 2005 resulted primarily from a decline in pretax income. Pretax income declined to a net loss of $358,000 in 2006 compared to a net profit of $367,000 recorded in the same period in 2005. We recorded an income tax benefit of $266,000 in the third quarter of 2006, compared to an income tax benefit of $29,000 in the third quarter of 2005.

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

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2006 decreased 93.1% to $131,000, or $0.04 per diluted share, compared to net income of $1.9 million, or $0.59 per diluted share, for the nine months ended September 30, 2005. The $1.8 million decrease in net income and the $0.55 decrease in diluted earnings per share for the nine months ended September 30, 2006, compared to the same period a year ago, was the result of the following factors:

•	An $824,000 decrease in net interest income, reflecting the cost of funds increasing more than yields on interest-earning assets.

•	A provision of $225,000 in the first nine months of 2006 compared to a credit to the allowance for loan losses of $3.0 million in the same period in 2005.

•	A $170,000 decrease in other income primarily due to decreases of $76,000 in brokerage and insurance commissions, $62,000 in gain on sale of loans and servicing rights, and $177,000 in gain on sale of land. These decreases were partially offset by increases of $54,000 in other fees and service charges, and $61,000 in increase on cash surrender value of life insurance.

•	A $1.6 million decrease in other expense. The major components were decreases of $1.1 million in salaries and employee benefits primarily due to additional pension expense in 2005, $68,000 in furniture and equipment expense, and $452,000 in legal and professional fees.

•	A $901,000 decrease in income taxes.

Net Interest Income

Net interest income on a fully tax equivalent basis declined $821,000 to $6.9 million in the first nine months of 2006 compared to $7.7 million in the first nine months of 2005. The net interest margin on a fully tax equivalent basis declined 32 basis points to 2.30% from 2.62%. The declines in net interest income and the net interest margin were primarily due to the flattening yield curve and rising rates.

Tax-exempt interest was $539,000 in the first nine months of 2006 and $534,000 in the first nine months of 2005. Tax-exempt interest was from bank-qualified municipal securities. The tax equivalent adjustment was $278,000 and $275,000 for September 30, 2006 and 2005, respectively. Total interest income on a tax equivalent basis for the first nine months of 2006 increased $2.0 million compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 58 basis points due to higher market interest rates and a $6.7 million increase in average interest-earning assets. Total interest expense for the first nine months of 2006 increased $2.8 million compared to the same period in 2005. This increase was the result of an increase in cost of interest-bearing liabilities of 91 basis points due to higher market interest rates and a $10.6 million increase in average interest-bearing liabilities.

(16)

Allowance for Loan Losses

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	(Dollars in thousands) Nine Months Ended September 30,
	2006	2005
Balance at beginning of quarter	$2,835	$3,128
Transfer to allowance for unfunded commitments	—	(116)
Provision (adjustment) for loan losses	225	(2,997)
Charge-offs	(113)	(1,456)
Recoveries	126	4,170

Net recoveries	13	2,714

Balance at end of period	$3,073	$2,729

The 2006 provision of $225,000 was primarily due to an increase in specific reserves for classified loans offset by a reduction in specific reserves for a classified loan that paid off, and due to the increase in the loan portfolio. The 2005 provision adjustment reflected net recoveries of $4.2 million primarily due to recoveries on the leases.

Other Income

The decrease in other income in the first nine months of 2006 as compared to the same period in 2005 resulted primarily from decreases in brokerage and insurance commissions, gain on sale of loans and servicing rights, and gain on sale of land, which were partially offset by increases in other fees and service charges, and increase on cash surrender value of life insurance.

•	The decrease in brokerage and insurance commissions was mainly due to a lower contingency bonus recorded by the insurance agency and lower brokerage commission in the first nine months of 2006 compared to the same period in 2005. The lower contingency bonus was based on actual claims experience. The lower brokerage commission was a result of a decline in sales from a temporary vacancy in staff.

•	The decrease in gain on sale of loans and servicing rights was due to a decline in mortgage loans sold during the period. Loans sold were $3.5 million in 2006 compared to $6.8 million in 2005. The decline was due to the decision to retain more mortgage loan originations.

•	The decrease in gain on sale of land was from land adjacent to our branch lot in Greenfield, Indiana that was sold in 2005 as it was not needed for expansion purposes.

•	The increase in other fees and service charges was primarily due to an increase in deposit service charge fees mainly from growth in the Overdraft Honors program.

•	The increase in cash surrender value of life insurance was due to higher investment rates in 2006.

Other Expense

The decrease in other expense in the first nine months of 2006 as compared to the first nine months of 2005 resulted primarily from decreases in salaries and employee benefits, furniture and equipment expense, and legal and professional fees.

•	The decrease in salaries and employee benefits was primarily due to the voluntary payment of $1.1 million towards our pension liability in 2005.

•	The decrease in furniture and equipment expense was primarily due to lower depreciation expense that resulted from computer upgrades made at a lower cost than the equipment that was replaced.

•	The decrease in legal and professional fees was due to consulting fees paid in 2005 for engagements to improve operational efficiencies and develop marketing strategies.

(17)

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

For the nine months ended September 30, 2006, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At September 30, 2006, we had $2.3 million in loan commitments outstanding and $33.9 million of additional commitments for line of credit receivables. Retail certificates of deposit (excluding brokered CDs) due within one year of September 30, 2006 totaled $138.5 million, or 41.9%, of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and purchase of loans and securities. In the first nine months of 2006, we originated $60.6 million of loans and purchased $15.6 million of loans and $25.6 million in securities. In the first nine months of 2005, we originated $57.6 million of loans and purchased $3.0 million of loans and $15.3 million of securities. In the first nine months of 2006, we redeemed $1.8 million of Federal Home Loan Bank stock that exceeded the amount of stock required by the Federal Home Loan Banks of Indianapolis and Cincinnati.

Financing activities consist primarily of activity in retail deposit accounts, brokered certificates, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Retail deposits decreased $8.8 million in the first nine months of 2006. We had FHLB advances of $91.4 million and $66.6 million at September 30, 2006 and December 31, 2005, respectively. We held a brokered CD for $10.0 million at September 30, 2006 and December 31, 2005. In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used for the stock repurchase program. We paid $1.5 million in cash dividends to our shareholders in each of the nine-month periods ended September 30, 2006 and 2005.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

(18)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk (“IRR”) is the risk to earnings and capital arising from movements in interest rates. IRR can result from:

•	timing differences in the maturity/repricing of an institution’s assets, liabilities, and off-balance sheet contracts;

•	the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals;

•	unexpected shifts of the yield curve; and

•	differences in the behavior of lending and funding rates, sometimes referred to as basis risk. An example would occur if floating rate assets and liabilities, with otherwise identical repricing characteristics, were based on market indexes that were imperfectly correlated.

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

The difference between the Bank’s estimated fair value of assets and the estimated fair value of liabilities is the fair value of equity, also referred to as net present value of equity (“NPV”). The change in the NPV is calculated at different interest rate levels. This measures our IRR exposure from movements in interest rates and the resulting change in the NPV.

•	Earnings at risk – near term exposure

The model also tests the impact various interest rate scenarios have on net interest income over a stated period of time (one year, for example). See Interest Rate Scenarios below.

We recognize that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through the income statement. Accordingly, we manage our position so that exposure to net interest income is monitored over both a one year planning horizon (accounting perspective) and a longer term strategic horizon (economic perspective).

Our objective is to manage our exposure to IRR, bearing in mind that we will always be in the business of taking on rate risk and that complete rate risk immunization is not possible. Also, it is recognized that as exposure to IRR is reduced, so too may the net interest margin be reduced.

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
September 30, 2006
Year 1	$9,251	$8,997	$8,677	2.82	(3.56)
Year 2	$10,246	$10,079	$9,448	13.88	5.01

December 31, 2005
Year 1	$9,776	$9,821	$9,606	(0.46)	(2.19)
Year 2	$10,383	$11,207	$11,103	5.72	13.05

(19)

Our overall IRR exposure did not change materially from December 31, 2005 to September 30, 2006. The decline in base projected net interest income at September 30, 2006 compared to December 31, 2005, was primarily due to an increase in short-term rates in 2006 and a change in assumptions on how certain cash flows were redirected over one and two year periods. Projected net interest income at September 30, 2006 improved when rates decline 200 basis points for years one and two. Projected net interest income at September 30, 2006 declined when rates increase 200 basis points in year one and improved in year two. The change in rate shock results at September 30, 2006 compared to December 31, 2005 were primarily due to the aforementioned change in cash flow assumptions and due to the temporary leverage of the balance sheet to fund loan growth with projected reductions in short-term borrowings over the next twelve months using cash flows from scheduled investment maturities.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(20)

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

As previously reported, the Bank has been involved in litigation relating to its interests in two pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy. In June and September, 2001, the Bank purchased the income streams from two separate pools of commercial leases totaling $12.0 million. The leases within the pools were supported by surety bonds issued by American Motorist Insurance Company (“AMICO”) and RLI Insurance Company (“RLI”), each rated at least “A” by A.M. Best at the time of the purchase. The bonds guaranteed payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold under the terms of a Sales and Servicing Agreement, which provided for the insurers to service the leases. In each case, the insurers assigned their servicing rights and responsibilities to Commercial Servicing Corporation, (“CSC”), a California-based company, which is now in bankruptcy. When the lease pools went into default, notice was given to each insurer. AMICO made payments pursuant to the leases under a reservation of rights. RLI paid nothing. Both insurers claimed that they were defrauded by CMC, the originator of the leases. Both denied responsibility for payment. The Bank has now settled all claims it has against AMICO arising from the pool of leases it bonded. The litigation continues against RLI. The pool of leases bonded by RLI consists of approximately $6 million worth of lease payments.

During 2005, the Bank collected $1.1 million from the Trustee in the CMC/CSC bankruptcies. These funds were applied to the balance owed in the RLI pool. Some of the lessees in that pool continue to pay and the Bank is receiving approximately $7,000-8,000 each month from them. Those payments are continuing but will cease shortly. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorneys’ fees, litigation expenses, and damages. The principal amount owed by RLI has not been reduced since our last report. Attorney fees, litigation expenses, interest and damages continue to grow. It is unlikely that the RLI litigation will be resolved in 2006 or 2007.

ITEM 1A. - Risk Factors

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2006, the Company repurchased 43,544 shares of common stock for $596,547, at an average cost of $13.70 per share as detailed in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July	15,504	$13.92	15,504	166,056
August	13,500	$13.49	13,500	152,556
September	14,540	$13.66	14,540	138,016
Total	43,544	$13.70	86,984	138,016

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

AMERIANA BANCORP

DATE: November 13, 2006	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: November 13, 2006	/s/ Bradley L. Smith
Bradley L. Smith
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)