Form 10-K
period 2006-12-31
AMERIANA BANCORP
filed 2007-04-02
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark	One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-18392

AMERIANA BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1782688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2118 Bundy Avenue, New Castle, Indiana	47362-1048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 529-2230

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES   ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO   ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2006 was approximately $39.1 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 28, 2007, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

ii

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under “Item 1A. Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	Business

General

The Company. Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”). The Company became the holding company for Ameriana Bank, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the “Bank”), in 1990. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB. In August 2006, the Bank closed its Trust Department and adopted its present name. As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana. The Bank offers a wide range of consumer and commercial banking services, including: (i) accepting deposits; (ii) making commercial, mortgage and consumer loans; and through its subsidiaries, (iii) providing investment and brokerage services and (iv) providing insurance services.

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

Recent Developments. On January 23, 2007, the Company announced that John J. Letter has been named Senior Vice President, Treasurer and Chief Financial Officer of the Company, replacing Bradley Smith, who had resigned to pursue other interests.

The Board of Directors approved a plan for expansion and remodeling of its Greenfield Banking Center in Hancock County. The expansion will provide better customer access to the Bank’s drive-in and ATM, as well as offices for the Company’s brokerage and insurance operations and other additional customer amenities.

The Company also announced the opening of a commercial loan production office in the city of Carmel in Hamilton County. The office is expected to open in mid-April, 2007.

Regulatory Actions. During the second quarter of 2002, the Bank entered into a memorandum of understanding (“MOU”) with the FDIC and the DFI. Among other things, the MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies, require greater financial information from borrowers, establish a loan review program and certain other internal controls. The FDIC and the DFI released the Bank from the MOU in the third quarter of 2005. The release of the MOU was contingent on the Bank’s adoption of a resolution that required the Bank to continue reducing the level of assets classified as substandard, formulate and implement a written Profit Plan, abstain from purchasing additional Bank Owned Life Insurance policies, formalize policies for leveraging strategies and maintain Tier 1 capital at or above 7% of assets. In June 2006, the Bank was released from the Board resolution adopted by the Board on June 27, 2005 and it is no longer in effect.

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

Lending Activities

General. The principal lending activity of the Bank has been the origination of conventional first mortgage loans secured by residential property and commercial real estate, and commercial loans and consumer loans. The residential mortgage loans have been predominantly secured by single-family homes and have included construction loans.

The Bank may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States. Notwithstanding this nationwide lending authority, the majority of the Bank’s mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hamilton, Hendricks, Madison, Shelby, Delaware and Marion counties in the State of Indiana.

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$62,112	24.48%	$68,484	30.58%	$76,222	37.76%	$76,033	36.12%	$84,974	26.72%
Residential loans	125,424	49.43	98,495	43.99	93,544	46.35	100,865	47.92	157,622	49.57
Construction loans	47,984	18.91	44,803	20.01	13,339	6.61	18,035	8.57	42,714	13.43
Commercial loans	12,446	4.90	7,962	3.56	14,334	7.10	7,672	3.64	19,192	6.03
Consumer loans:
Mobile home and auto loans	3,354	1.32	3,098	1.38	3,656	1.81	5,191	2.47	10,092	3.17
Loans secured by deposits	637	0.25	582	0.26	506	0.25	811	0.39	1,130	0.36
Home improvement loans	48	0.02	218	0.10	113	0.06	206	0.10	248	0.08
Other	1,750	0.69	276	0.12	129	0.06	1,661	0.79	2,043	0.64

Total	253,755	100.00%	223,918	100.00%	201,843	100.00%	210,474	100.00%	318,015	100.00%

Less:
Loans in process	1,769		2,485		1,966		2,271		4,401
Deferred loan fees	98		307		405		318		362
Loan loss reserve	2,616		2,835		3,128		3,744		8,666

Subtotal	4,483		5,627		5,499		6,333		13,429

Total	$249,272		$218,291		$196,344		$204,141		$304,586

The following table shows, at December 31, 2006, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2007	2008 - 2011	2012 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$4,507	$7,782	$175,248	$187,537
Real estate construction	30,801	4,047	13,135	47,983
Other	6,629	9,903	1,703	18,235

Total	$41,937	$21,732	$190,086	$253,755

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2006, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$57,158	$124,871	$182,029
Real estate construction	3,812	13,370	17,182
Other loans	11,920	687	12,607

Total	$72,890	$138,928	$211,818

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a substantially shorter period. The Bank generally sells fixed-rate mortgage loans in the secondary market and retains adjustable-rate loans in its portfolio. Some fixed-rate mortgage loans, primarily those with contractual maturities of fifteen years or less, may be retained by the Bank. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter. Most of the residential mortgage loans originated and retained by the Bank in 2006 were hybrid loans with a fixed-rate for five or seven years, and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are made typically as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. Residential real estate construction loans were $6.4 million of the construction loan portfolio at December 31, 2006 compared to $5.3 million at December 31, 2005.

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

In 2006, the Bank originated $16.2 million in adjustable-rate residential mortgage loans, including hybrids, and $13.9 million in fixed-rate mortgage loans. In 2005, the Bank originated $19.5 million in adjustable-rate residential mortgage loans, and $18.0 million in fixed-rate mortgage loans. Sales of fixed-rate residential mortgage loans into the secondary market in 2006 and 2005 were $3.6 million and $8.8 million, respectively. Gains on residential loan sales in 2006 were $89,000 compared with $176,000 in 2005.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner-occupied and non-owner occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. The Bank’s commercial real estate loans range from $100,000 to $5.0 million. The commercial real estate loans generated may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, non-owner occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $41.5 million or 86.5% of the construction loan portfolio at December 31, 2006 compared to $39.5 million or 88.3% at December 31, 2005. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2006, the largest outstanding commercial real estate or commercial real estate construction loan had an outstanding balance of $4.5 million and is secured by a commercial office building. This loan was performing according to its original terms at December 31, 2006.

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

Commercial Lending. The Bank lends to business entities for the purposes of short-term working capital, inventory financing, equipment purchases and other business financing needs. These can be in the form of revolving lines of credit, commercial lines of credit, or term debt. The Bank also matches the term of the debt to the estimated useful life of the assets.

At December 31, 2006, the largest outstanding commercial and industrial loan had an outstanding balance of $655,000 and is secured by business assets. This loan was performing according to its terms at December 31, 2006.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains consumer and commercial loans from paid brokers. The Bank obtained $29.3 million of loans from brokers and other financial institutions through loan participations in 2006. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2006, the Bank was servicing $145.0 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2006 was $1.0 million.

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

The Bank’s vice president of mortgage banking or the Bank’s loan committee will analyze the loan application and the property to be used as collateral and subsequently approve or deny the loan request. The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve loans between $1,000,000 and $4,500,000. The Board of Directors approves all loans in excess of $4,500,000. If an expedient approval is necessary for requests over $1,000,000 but less than $4,500,000, approval may be obtained by two of the following individuals: Chief Executive Officer, Chief Operating Officer and Chief Credit Officer. In connection with the origination of single-family, residential adjustable-rate loans, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

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

When possible, the Bank charges loan origination fees on commercial loans that are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan. These fees generally range from none to one point (one point being equivalent to 1% of the principal amount of the loan). In accordance with Statement of Financial Accounting Standard No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

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

Non-Performing Assets and Asset Classification. Loans are reviewed regularly and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless it is adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are applied to the outstanding principal balance.

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

The following table sets forth information with respect to the Company’s aggregate non-performing assets at the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real Estate:
Residential	$657	$494	$1,083	$1,691	$3,281
Commercial	—	—	3,032	3,390	2,269
Construction	2,616	1,960	1,604	3,217	—
Commercial	—	14	10	85	12,500
Consumer	53	—	7	—	257

Total	3,326	2,468	5,736	8,383	18,307

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	71	90	143	74	103
Commercial	—	—	—	—	28
Consumer	13	—	1	—	4

Total	84	90	144	74	135

Total of non-accrual and 90 days past due loans (1)	$3,410	$2,558	$5,880	$8,457	$18,442

Percentage of total loans	1.35%	1.16%	2.95%	4.07%	5.89%

Other non-performing assets (2)	$610	$1,413	$572	$623	$525

(1)	The Company had no troubled debt restructurings at the dates indicated.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s non-performing loans increased $857,000 for the year ended December 31, 2006. The increase was related to a contractor being unable to complete a residential building project on a loan totaling $682,000, and the purchase of a judgment as part of a work-out strategy on a multi-family construction project in the amount of $185,000.

During 2006, the Bank would have recorded gross interest income of $209,000 on the loans set forth above as accounted for on a non-accrual basis, if such loans had been current in accordance with their terms. Instead, the Bank did not record any interest income on these loans for the year.

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

It is management’s policy to maintain reserves for estimated losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2006, the Bank’s allowance for loan losses amounted to $2.6 million.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank’s loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at Beginning of Period	$2,835	$3,128	$3,744	$8,666	$1,730
Charge-Offs:
Real estate loans:
Commercial	540	34	674	68	—
Residential	36	237	208	182	202
Construction	—	1,165	20	—	24
Commercial loans	16	31	16	10,902	—
Consumer loans	87	65	216	242	162

	679	1,532	1,134	11,394	388

Recoveries:
Real estate loans:
Construction	—	—	—	—	—
Residential	9	97	—	1	—
Commercial	4	552	—	—	—
Construction	—	—	—	—	—
Commercial loans	108	3,515	—	—	—
Consumer loans	39	43	126	31	24

	160	4,207	126	32	24

Net recoveries (charge-offs)	(519)	2,675	(1,008)	(11,362)	(364)
Transfer to allowance for unfunded commitments	—	(116)	—	—	—
Provision (adjustment) for loan losses	300	(2,852)	392	6,440	7,300

Balance at end of period	$2,616	$2,835	$3,128	$3,744	$8,666

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	0.22%	(1.30)%	0.52%	4.25%	0.11%

Allowance for loan losses to loans	1.04%	1.28%	1.57%	1.80%	2.77%

The Company had a provision expense of $300,000 for 2006 compared to a provision adjustment of $2.9 million in 2005. The 2006 expense reflected normal provisions resulting from increased loan growth and an increase in nonperforming loans, offset by a decrease in charge-offs. Loans to a builder/developer group and its related parties being worked out had reserves of $734,000, $30,000, $261,000 and $831,000 at December 31, 2006, 2005, 2004 and 2003, respectively. The remaining reserves were necessary to reflect management’s view on the risk in the loan portfolio due to the change in the portfolio mix and other problem loans. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$716	24.48%	$1,545	30.58%	$2,013	37.76%
Residential	245	49.43	502	43.99	462	46.35
Construction	1,524	18.91	697	20.01	247	6.61
Commercial loans	75	4.90	27	3.56	319	7.10
Consumer loans	56	2.28	64	1.86	87	2.18

Total allowance for loan losses	$2,616	100.00%	$2,835	100.00%	$3,128	100.00%

	At December 31,
	2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$1,686	36.12%	$1,414	26.72%
Residential	620	47.92	772	49.57
Construction	1095	8.57	539	13.43
Commercial loans	192	3.64	5,618	6.03
Consumer loans	151	3.75	323	4.25

Total allowance for loan losses	$3,744	100.00%	$8,666	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 28.3% of the Bank’s total interest income (and dividends) for fiscal 2006. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of obligations issued by federal agencies such as Fannie Mae, the FHLB and the Federal Farm Credit Banks System, mortgage-backed securities issued by Ginnie Mae and Freddie Mac. The Bank has also invested in trust-preferred securities, municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2006, the Bank owned mutual funds issued by Shay Financial Services, Inc. with a book value of $12.9 million and a market value of $12.8 million. The Bank did not own any other security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2006.

The following table sets forth the carrying value of the Bank’s investments in federal agency obligations and mortgage-backed securities, collaterized mortgage obligations and other investments at the dates indicated. All of these investments were available for sale.

	At December 31,
	Available For Sale
	2006	2005
	(In thousands)
Federal agencies	$44,751	$89,412
Mortgage-backed securities and collateral mortgage obligations	37,207	45,715
Equity securities	12,831	12,290
Municipal securities	34,486	19,769
Other investment securities	501	1,500

Total investments	$129,776	$168,686

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2006. The Bank’s federal agencies investment portfolio consists of obligations issued by Freddie Mac, FHLB, Fannie Mae and the Federal Farm Credit Banks System.

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Federal agencies	$38,841	2.77%	$5,910	5.26%	—	—	—	—	$44,751	3.10%
Municipal securities (1)	—	—	776	3.70	$23,817	3.56%	$9,893	4.02%	34,486	3.70
Equity securities (2)	12,831	4.86	—	—	—	—	—	—	12,831	4.86
Trust preferred securities	—	—	—	—	—	—	$501	8.60%	501	8.60

(1)	Presented on a tax equivalent basis using a tax rate of 34%
(2)	Equity securities have no stated maturity date

The Bank’s mortgage-backed securities include both fixed and adjustable-rate securities. At December 31, 2006, the Bank’s mortgage-backed securities consisted of the following:

	Carrying	Average
	Amount	Rate
	(Dollars in thousands)
Variable-rate:
Repricing in one year or less	$128	5.44%
Repricing in one to five years	11,779	4.20
Repricing in five to ten years	3,570	4.61
Repricing in more than ten years	3,891	5.66
Fixed-rate:
Maturing in five years or less	13,532	4.73
Maturing in five to ten years	4,307	5.65
Maturing in more than ten years	—	—

Total	$37,207

Sources of Funds

General. Savings accounts and other types of deposits have traditionally been an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales and repayments is influenced by general interest rates and other market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

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

As of December 31, 2006, approximately 41.6%, or $134.2 million, of the Bank’s aggregate retail deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain deposits from the brokered market. At December 31, 2006, the Bank held no brokered certificates. The Bank held a brokered certificate for $10.0 million at 4.80% at December 31, 2005.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2006		Increase (Decrease) from Prior Year	Balance at December 31, 2005		Increase (Decrease) From Prior Year
				(Dollars in thousands)
Savings deposits	$22,637	7.02%	$(2,397)	$25,034	7.38%	$(2,462)
NOW accounts	47,489	14.73	(4,444)	51,933	15.30	(2,190)
Super NOW accounts	36,577	11.35	(11,961)	48,538	14.30	(10,952)
Money market deposit accounts	27,483	8.52	5,473	22,010	6.48	(8,833)
Certificate accounts:
Certificates of $100,000 and more	39,033	12.11	(7,955)	46,988	13.85	19,445
Fixed-rate certificates:
12 months or less	66,660	20.67	(25,069)	91,729	27.03	9,936
13-24 months	46,249	14.34	18,637	27,612	8.14	893
25-36 months	7,129	2.21	(2,788)	9,917	2.92	(5,345)
37 months or greater	28,094	8.71	13,683	14,411	4.25	(4,881)
Variable-rate certificates:
18 months	1,083	0.34	(96)	1,179	0.35	(307)

Total	$322,434	100.00%	$(16,917)	$339,351	100.00%	$(4,696)

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products to the customer. They include noninterest-bearing and interest-bearing NOW accounts, interest-bearing Super NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years. The Bank’s Super NOW account, which was introduced in 2003 and pays tiered premium money market rates with unlimited check writing privileges, had a portfolio balance of $36.6 million at December 31, 2006.

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2006, 2005 and 2004 are calculated from actual daily balances.

	For the Year Ended December 31,
	2006		2005		2004
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Interest-bearing demand deposits	$69,990	2.55%	$93,066	2.29%	$76,804	1.66%
Money market deposit accounts	22,460	1.99	27,140	1.33	39,703	0.95
Savings deposits	23,867	0.40	26,657	0.45	29,796	0.27
Time deposits	199,934	4.13	176,173	3.11	179,053	2.55

Total interest bearing deposits	316,251	3.35	323,036	2.50	325,356	1.94
Non-interest-bearing demand and savings deposits	19,719		18,226		21,704

Total deposits	$335,970		$341,262		$347,060

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)
Less than 2.00%	$144	$2,774	$60,372
2.00% - 3.99%	41,879	113,290	79,172
4.00% - 5.99%	146,180	75,678	31,696
6.00% - 7.99%	45	94	855

	$188,248	$191,836	$172,095

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2006.

	Amount Due
	Less Than			More Than
Rate	One Year	1-2 Years	2-3 Years	3 Years	Total
	(In thousands)
Less than 2.00%	$144	—	—	—	$144
2.00% - 3.99%	25,949	$10,954	$3,548	$1,428	41,879
4.00% - 5.99%	133,726	817	3,353	8,284	146,180
6.00% - 7.99%	—	4	12	29	45

	$159,819	$11,775	$6,913	$9,741	$188,248

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2006.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$6,929
Over three through six months	6,294
Over six through twelve months	20,923
Over twelve months	4,887

Total	$39,033

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2006, the Bank had $64.4 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

On March 8, 2006, a trust established by the Company issued $10,000,000 in trust preferred securities. As part of this transaction, the Company issued $10,310,000 in subordinated debentures that mature on March 15, 2036 to the trust. The subordinated debentures bear a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the subordinated debentures will bear a rate equal to 150 basis points over the three-month LIBOR rate.

The Company repaid a note payable to a third party financial institution, which had a balance of $300,000 during 2006. The proceeds of such note were used to finance stock repurchases during 1999.

The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

	At or for the Year
	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$64,373	$66,589	$40,040
Subordinated debentures	10,310	—	—
Weighted average rate paid on
FHLB advances at end of period	4.60%	3.93%	3.70%
Subordinated debentures	6.79	—	—
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$91,414	$73,729	$50,769
Subordinated debentures	10,310	—	—
Approximate average amounts outstanding:
FHLB advances	$58,707	$49,045	$32,672
Subordinated debentures	8,474	—	—
Approximate weighted average rate paid on
FHLB advances during the period	4.48%	3.86%	3.81%
Subordinated debentures	6.79	—	—

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from short-term investments and other interest-earning assets have been increased by $442,000, $367,000 and $344,000 for 2006, 2005, and 2004, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2006, 2005 and 2004 are calculated from actual daily balances.

	For the Year Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average	Interest/	Yield/	Average	Interest/	Yield/	Average	Interest/	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio	$232,479	$16,212	6.97%	$205,231	$13,395	6.53%	$194,826	$12,760	6.55%
Mortgage-backed securities	43,081	1,906	4.42	49,505	2,004	4.05	39,583	1,471	3.72
Securities
Taxable	78,466	2,935	3.74	91,773	2,529	2.76	87,941	2,478	2.82
Tax-exempt	23,393	1,300	5.56	19,966	1,079	5.40	20,231	1,011	5.00
Short-term investments and other interest-earning assets (1)	26,029	693	2.66	28,317	1,142	4.03	33,849	955	2.82

Total interest-earning assets	403,448	23,046	5.71	394,792	20,149	5.10	376,430	18,675	4.96
Noninterest-earning assets	42,399			39,918			47,988

Total assets	$445,847			$434,710			$424,418

Interest-bearing liabilities:
Demand deposits and savings	$116,317	2,327	2.00	$146,863	2,616	1.78	$146,303	1,733	1.18
Certificates of deposits	199,934	8,264	4.13	176,173	5,472	3.11	179,053	4,572	2.55

Total interest-bearing deposits	316,251	10,591	3.35	323,036	8,088	2.50	325,356	6,305	1.94
Borrowings	77,584	3,212	4.14	49,276	1,907	3.87	33,031	1,261	3.82

Total interest-bearing liabilities	393,835	13,803	3.50	372,312	9,995	2.68	358,387	7,566	2.11

Noninterest-bearing liabilities	17,927			24,279			27,370

Total liabilities	411,762			396,591			385,757
Shareholders’ equity	34,085			38,119			38,661

Total liabilities and shareholders’ equity	$445,847			$434,710			$424,418

Net interest income		$9,243			$10,154			$11,109

Interest rate spread			2.21%			2.42%			2.85%
Net tax equivalent yield on interest-earning assets			2.29%			2.57%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			104.65%			106.04%			105.03%

(1)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities, and FHLB stock. Presented on a tax equivalent basis using a tax rate of 34%.

Trust Activities

During 1999, the Bank began offering trust, investment and estate planning services through its Ameriana Trust and Investment Management Services Division. Trust services consisted of personal trusts, testamentary trusts, investment agency accounts (discretionary and directed), guardianships, rollover IRAs (discretionary and directed) and estates (personal representative). These accounts were offered to customers within the Bank’s service areas in Indiana. In August 2006, the Bank closed the Trust Department.

Subsidiary Activities

The Company maintains two wholly-owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has three wholly-owned subsidiaries: AFS, AIS and AIMI. At December 31, 2006, the Bank’s investments in its subsidiaries were approximately $5.5 million, consisting of direct equity investments.

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

Federal Banking Law

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

At December 31, 2006, the Bank’s ratio of Tier 1 capital to total assets was 8.57%, its ratio of Tier 1 capital to risk-weighted assets was 14.46% and its ratio of total risk-based capital to risk-weighted assets was 15.49%.

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

On June 9, 2006, the Bank was released from the provisions of the Board resolution. Accordingly, the resolution is no longer in effect.

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

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, permits adequately capitalized bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. At December 31, 2006, the shareholder’s equity of the Bank was $40.9 million.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate

$482,628. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts over $8.5 million up to $45.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2006, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2006, the Bank held stock in the FHLB of Indianapolis in the amount $5.6 million and was in compliance with the above requirement.

The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2006, the Bank held stock in the FHLB of Cincinnati in the amount of $17,000 and was in compliance with requirements of membership.

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

The Company’s state income tax returns have not been audited in the past five years.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2006	Principal Position
Jerome J. Gassen	56	President and Chief Executive Officer of the Bank and the Company
Timothy G. Clark	56	Executive Vice President and Chief Operating Officer of the Bank and the Company
John J. Letter	61	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company
James A. Freeman	57	Senior Vice President – Head of Commercial Lending of the Bank
Matthew Branstetter	39	Senior Vice President - Chief Credit Officer

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

John J. Letter was appointed Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank on January 22, 2007. Prior to joining the Company, Mr. Letter served as Regional President with Old National Bank in Muncie, Indiana from September 2004 to April 2005. Prior to being named Regional President, Mr. Letter also served as District President with Old National Bank from November 2003 to September 2004 and Regional Chief Financial Officer – Old National Bank from August 2000 to November 2003. Mr. Letter was also Chief Financial Officer and Controller with American National Bank in Muncie from March 1997 to August 2000.

James A. Freeman was named Senior Vice President–Head of Commercial Lending in September 2005. Prior to joining Ameriana, Mr. Freeman was Regional Senior Credit Officer (Small Business Division) for National City Bank from September 2002 to September 2005, where he managed the credit underwriting process for a four state region. Mr. Freeman also served as Credit Department Manager/Vice President for Fifth Third Bank, Indiana from January 2000 to August 2002.

Matthew Branstetter was appointed as Senior Vice President–Chief Credit Officer in March 2006. Prior to joining Ameriana, Mr. Branstetter was Senior Vice President, Credit Administrator for Old National Bank in Indianapolis from 2000 to 2006, where he managed the credit underwriting process for a four-state region. During his banking career, Mr. Branstetter also served as Vice President-Comptroller and Corporate Treasurer for FCN Bank in Brookville, Indiana from 1989 to 2000.

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

A significant percentage of our assets are invested in lower yielding investments, which has contributed to our low profitability. Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. The low interest-rate environment that existed in 2001 through mid-2004 led to the refinancing of a substantial portion of our one- to four-family loans. These loans were subsequently sold to minimize the potential interest rate risk associated with maintaining such long-term low-interest loans in portfolio. The proceeds from such loans sales were invested in government agency securities. Additionally, during such period, our residential loan production decreased due to reduced demand in our market area. Accordingly, at December 31, 2006, 29.7% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. To counteract this, in 2004, we devoted more resources towards loan production, specifically residential and commercial real estate lending, with the goal of investing a greater proportion of our assets in loans. We have also made efforts to reduce our cost of funds, through more disciplined and effective pricing strategies, and to reduce our operating expenses, by reducing staffing levels and freezing our pension plan in June 2004. During the fourth quarter of 2006, we sold approximately $34.0 million of available for sale investment securities in order to reduce the Company’s interest rate risk and reduce the overall level of investments as a percent of total assets to more reasonable levels. Together, these efforts are designed to increase our net interest income. There can be no assurance, however, that we will be able to increase the origination of loans, successfully reduce our cost of funds or operating expenses or that we will be able to successfully implement this strategy.

Certain interest rate movements may hurt our earnings. Between June 30, 2004 and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate in 25 basis point increments from 1.00% to 5.25%. The increase in the federal funds rate has had the affect of increasing short-term market interest rates. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” and inversion of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. If short-term interest rates continue to rise, and if rates on our deposits continue to reprice upwards faster than the rates on our long-term loans and investments, we could continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Our increased emphasis on commercial and construction lending may expose us to increased lending risks. At December 31, 2006, our loan portfolio consisted of $62.1 million, or 24.7% of commercial real estate loans, $48.0 million, or 19.0% of construction loans and $12.4 million, or 4.9% of commercial and industrial loans. We intend to continue to increase our emphasis on the origination of commercial and construction lending. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our level of non-performing loans and classified assets expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. At December 31, 2006, our non-performing loans totaled $3.4 million, representing 1.4% of total loans. In addition, loans that we have classified as either substandard, doubtful or loss totaled $9.9 million, representing 3.9% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.04%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $13.4 million for the year ended December 31, 2006 compared to $14.5 million for the year ended December 31, 2005. Our efficiency ratio totaled 102.5% for the year ended December 31, 2006 compared to 104.40% for the year ended December 31, 2005. We have made a concerted effort to control our expenses and operate more efficiently, through such actions as reducing personnel and freezing of our pension plan. However, the failure to reduce our expenses could hurt our profits.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the FDIC, as of June 30, 2006, we held 37.8% of the deposits in Henry County, Indiana, which was the largest market share of deposits out of the four financial institutions that held deposits in this county. We also held 9.73% of the deposits in Hancock County, Indiana, which was the 4th largest market share of deposits out of the ten financial institutions that held deposits in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

If we do not achieve profitability on our new offices, it may negatively impact our earnings. We opened our McCordsville office in February 2004 and plan to open a new loan production office in Carmel in mid-April 2006. Numerous factors contribute to the performance of a new office, such as a suitable location, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new office to generate significant deposits and make sufficient loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before the new office can become profitable. During this period, operating this new office may negatively impact our net income.

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

The trading history of our common stock is characterized by low trading volume. Our common stock may be subject to sudden decreases. Although our common stock trades on Nasdaq Global Market, it has not been regularly traded. We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. Ameriana Bank, SB is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, its chartering authority, and by the FDIC, as insurer of its deposits. Ameriana Bancorp is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of Ameriana Bank, SB. The regulation and supervision by the Indiana Department of Financial Institutions and the FDIC are not intended to protect the interests of investors in Ameriana Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

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

The following table sets forth the location of the Company’s office facilities at December 31, 2006, and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased	Square Feet

	(Dollar amounts in thousands)
Main Office:
2118 Bundy Avenue
New Castle, Indiana	1958	$1,704	$377	Owned	20,500

Branch Offices:
1311 Broad Street
New Castle, Indiana	1890	1,136	252	Owned	18,000

956 North Beechwood Street
Middletown, Indiana	1971	334	50	Owned	5,500

22 North Jefferson Street
Knightstown, Indiana	1979	401	145	Owned	3,400

1810 North State Street
Greenfield, Indiana	1995	1,161	867	Owned	5,800

99 Dan Jones Road
Avon, Indiana	1995	1,560	1,213	Owned	12,600

1724 East 53rd Street
Anderson, Indiana	1993	734	606	Owned	4,900

488 West Main Street
Morristown, Indiana	1998	359	286	Owned	2,600

7435 West U.S. 52
New Palestine, Indiana	1999	944	755	Owned	3,300

6653 West Broadway
McCordsville, Indiana	2004	1,140	1,091	Owned	3,400

Ameriana Insurance
Agency, Inc
1908 Bundy Avenue
New Castle, Indiana	1999	384	325	Owned	5,000

Total		$9,857	$5,967

The total net book value of $5,967,000 shown above for the Company’s office facilities is $1,379,000 less than the total of $7,346,000 shown for premises and equipment shown on the consolidated balance sheet on Page 13. This difference represents the net book value as of December 31, 2006 for furniture, equipment, and automobiles.

The Bank purchased land in 2003 in the amount of $236,000 for future bank use. In 2006, it was determined that the land was not located in an area consistent with our strategic plan for future growth. Accordingly, it was sold in February 2006 for $238,000.

Item 3.	Legal Proceedings

As previously reported, the Bank has been involved in litigation relating to its interests in the two pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy.

In June and September, 2001, the Bank purchased the income streams from two separate pools of commercial leases totaling $12,003,000. Each lease within each pool was supported by a surety bond issued by one of two insurance companies rated “A” or better by A.M. Best Company, Inc. The bonds guaranteed payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold by the terms of a Sales and Servicing Agreement, which provided that the insurers will service the leases. In each case, the insurers assigned their servicing rights and responsibilities to Commercial Servicing Corporation (“CSC”), a Company which is in bankruptcy proceedings.

When the lease pools went into default, notice was given to each insurer. American Motorists Insurance Company made payments for a few months under a reservation of rights. RLI Insurance Company paid nothing. We have now settled our claims against American Motorists Insurance Company for $2.3 million plus the retention of all payments made prior to the settlement.

We continue to litigate against RLI Insurance Company. The principal balance due on the pool for which RLI issued bonds is approximately $4.2 million. During the litigation, RLI employed U.S. Bancorp to service the leases. The Bank has now received in excess of $180,000 in monies collected by the servicer.

There are approximately 17 banks with claims against 5 insurance companies stemming from the CMC lease bond cases. All of the cases are currently pending in Cleveland, Ohio pursuant to a multi-district litigation order. Discovery proceedings have nearly concluded. Expert discovery is scheduled for completion by April 25, 2007.

The Bank believes the surety bonds are enforceable against RLI –- there are 53 lease bonds at issue. Additionally, the Bank believes the terms of the Sale and Servicing Agreement pursuant to which the bonds were issued is enforceable.

The Bank has filed a request for permission to file a motion for summary judgment. Once the discovery proceedings have concluded, it is hoped the Court will grant permission to file the motion for summary judgment. The Bank is optimistic about its prospects for recovery by means of summary judgment or trial. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed, plus attorney fees, litigation expenses, damages, and other costs. It is unlikely that the RLI litigation will be resolved in 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the Nasdaq Global Market under the symbol “ASBI.” On March 28, 2007, there were 503 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 1987. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 11 to the “Consolidated Financial Statements” included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2006			2005
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared
March 31	$13.28	$12.02	$0.16	$16.04	$13.30	$0.16
June 30	14.50	12.84	0.16	15.35	12.90	0.16
September 30	14.25	12.51	0.16	14.64	12.75	0.16
December 31	14.24	12.00	0.04	14.00	11.93	0.16

Stock Performance Graph

The following graph compares the cumulative total return of the Company common stock with the cumulative total return of the Nasdaq index for stocks of savings institutions (U.S. Companies, SIC 6030-39) and the Index for the Nasdaq Stock Market (U.S. Companies, all SIC). The graph assumes that $100 was invested on December 31, 2001. Cumulative total return assumes reinvestment of all dividends.

	2001	2002	2003	2004	2005	2006
Ameriana Bancorp	$100.00	$89.85	$118.77	$136.80	$115.75	$121.44
Nasdaq Stock Market US	100.00	68.76	103.68	113.18	115.57	128.38
Savings Institutions Index	100.00	129.38	194.93	216.73	216.03	257.24

Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	—	—	—	138,016
November	13,300	$13.75	13,300	124,716
December	61,720	13.05	61,720	62,996

Total	75,020	13.17	75,020

On May 2, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 225,000 shares, or approximately 7.1%, of the of the outstanding shares of the Company’s common stock. The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Item 6.	Selected Financial Data

	(Dollars in thousands, except per share data) At December 31,
Summary of Financial Condition	2006	2005	2004	2003	2002
Cash	$7,986	$8,318	$8,645	$9,275	$7,481
Investment securities	129,776	168,686	170,354	137,788	58,155
Loans net of allowances for loan losses	249,272	218,291	196,344	204,141	304,586
Interest-bearing deposits and stock in Federal Home Loan Bank	9,730	13,401	15,673	12,222	44,974
Other assets	40,482	40,673	37,537	39,027	41,611

Total assets	$437,246	$449,369	$428,553	$402,453	$456,807

Deposits noninterest-bearing	$19,905	$18,788	$19,649	$19,039	$19,124
Deposits interest-bearing	302,529	320,563	324,398	326,705	383,063
Borrowings	74,683	66,889	40,390	10,230	6,432
Other liabilities	7,005	7,472	5,473	7,605	9,148

Total liabilities	404,122	413,712	389,910	363,579	417,767
Shareholders’ equity	33,124	35,657	38,643	38,874	39,040

Total liabilities and shareholders’ equity	$437,246	$449,369	$428,553	$402,453	$456,807

	Year Ended December 31,
Summary of Earnings	2006	2005	2004	2003	2002
Interest income	$22,604	$19,782	$18,331	$23,096	$29,973
Interest expense	13,803	9,995	7,566	10,066	17,541

Net interest income	8,801	9,787	10,765	13,030	12,432
Provision (adjustment) for loan losses	300	(2,852)	392	6,440	7,300
Other income	2,462	4,115	3,961	10,540	2,949
Other expense	13,366	14,513	13,381	13,602	13,675

Income (loss) before taxes	(2,403)	2,241	953	3,528	(5,594)
Income taxes (benefit)	(1,433)	183	(473)	1,110	(2,519)

Net income (loss)	$(970)	$2,058	$1,426	$2,418	$(3,075)

Basic earnings (loss) per share	$(0.31)	$0.65	$0.45	$0.77	$(0.98)
Diluted earnings (loss) per share	$(0.31)	$0.65	$0.45	$0.77	$(0.98)

Dividends declared per share	$0.52	$0.64	$0.64	$0.64	$0.64

Book value per share	$10.85	$11.23	$12.26	$12.35	$12.40

	Year Ended December 31,
Other Selected Data	2006	2005	2004	2003	2002
Return on average assets	(0.22)%	0.47%	0.34%	0.53%	(0.60)%
Return on average equity	(2.85)	5.40	3.69	6.20	(7.32)
Ratio of average equity to average assets	7.65	8.77	9.11	8.62	8.18
Dividend payout ratio (1)	NM (2)	98.46	142.22	83.12	NM (2)
Number of full-service bank offices	10	10	10	9	11

(1)	Dividends per share declared divided by net income per share.
(2)	NM - Not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. In August 2006, the Bank closed its Trust Department and adopted its present name. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Savings Association Insurance Fund administered by the FDIC. References in this Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

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

Overview of 2006

•	Net loss for 2006 of $970,000 represented a $3.0 million decrease from 2005 net income of $2.1 million.

•	A flat and inverted yield curve further squeezed our net interest margin.

•	We achieved 14% loan growth, primarily in commercial construction real estate loans.

•	Non-performing loans increased by $857,000 largely due to a residential building project and the purchase of a judgment as part of a work-out strategy on a multi-family complex.

2006 proved to be a challenging year for the Company because of the difficult economic environment and due to issues related to prior years that required resolution. Management made decisions that in some cases had a negative impact on current earnings, but were part of an overall strategic plan that is expected to result in meaningful earnings improvement in 2007 and subsequent years.

The substantial decrease to a net loss of $970,000 in 2006 from 2005 net income of $2.1 million was due primarily to four factors:

1)	A decline in the net interest margin, resulting mostly from the flattening of the U.S. Treasury yield curve and its impact on other market interest rates;

2)	Management’s balance sheet restructuring strategy involving the sale of $34.0 million of low-yielding U.S. Government Agency securities resulting in a loss of $821,000;

3)	$514,000 recorded in 2006 as a loss related to the classification of $13.3 million in investment securities being permanently impaired; and

4)	$2.9 million in recoveries recorded in 2005 related to leases charged off in prior periods.

Strategic Summary

Overall credit quality in the organization has improved during 2006. While non-accruals increased, the level of classified loans has declined $6.7 million or 39% over the prior year end. The percentage of classified loans to total risk-based capital is now just under 25%. The decline was a result of improved work-out strategies undertaken by the Bank. Significant focus on underwriting, and a portfolio risk approach should allow the Bank to manage credit risk effectively.

Our net interest margin, which was 2.29% in 2006, will continue to be impacted by actions of the Federal Reserve. The Federal Reserve raised the Federal funds target rate four times in 25 basis point increments during the first six months of 2006, and then held the rate at 5.25% for the balance of the year. The U.S. Treasury yield curve remained relatively flat throughout the entire year, which created issues for most financial institutions. Our projections for 2007 are based on the Federal Reserve leaving short-term interest rates unchanged for the remainder of the year. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets. Most of the variable-rate mortgage loans in our portfolio lag the market 45 days when they are scheduled to re-price. A stabilized short-term interest rate environment in the second half of 2007 would provide interest-earning assets an opportunity to catch-up, leading to an expected improvement in the net interest margin. We also expect an improvement in the mix of interest-earning assets in 2007 that may further improve the net interest margin.

The proceeds from the November 2006 sale of $34.0 million in low-yielding U.S. Government Agency securities was used primarily to pay off borrowings from the Federal Home Loan Bank, which had increased to $88.4 million at October 31, 2006. Future cash flows from maturing securities will be used to pay down short-term borrowings and fund new loan volume. The steady redeployment of cash flows from the investment portfolio into higher-yielding assets should improve the net interest margin.

As part of the corporate plan, the Company’s short and long-term action plans include:

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

We will continue to focus on these strategies in 2007 in order to continue the improvements realized in 2006.

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

Increase Market Share in Existing Markets and Expand into New Markets. We believe there is significant opportunity to increase our products per household with existing customers and attract new customers in our existing markets. Longer term, we would like to “fill-in” our existing franchise in Central Indiana as our profitability improves.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan and lease portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

FINANCIAL CONDITION

Total assets decreased $12.2 million or 2.7% to $437.2 million at December 31, 2006 from $449.4 million at December 31, 2005. The decrease was primarily due to the strategy employed by management in November 2006 to sell low-yielding U.S. Government Agency securities and use the proceeds mostly to pay down borrowed money.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $2.2 million to $12.1 million at December 31, 2006 from $14.3 million at December 31, 2005. Cash on hand and in other institutions decreased $332,000, or 4.0%, to $8.0 million at December 31, 2006. Interest-bearing deposits decreased $1.9 million, or 31.4%, to $4.1 million at December 31, 2006. The decrease in cash and cash equivalents was primarily due to the reduction of interest-bearing demand deposits, as those funds were needed to fund loan growth.

Securities

Investment securities decreased $38.9 million to $129.8 million at December 31, 2006, from $168.7 million at December 31, 2005, primarily as a result of the strategy employed in November 2006 that involved the sale of $34.0 million in low-yielding securities, offset by an increase in municipal securities, which may provide the Company with additional tax benefits.

Investments held to maturity were all reclassified as available for sale in the third quarter of 2005, which resulted in a $158.3 million reduction of investments held to maturity and a $156.6 million increase in investments available for sale at December 31, 2005. This reclassification provided us with more flexibility to address changes in interest rate risk or capitalize on opportunities to generate higher interest earnings. The change had no effect on our earnings but did reduce shareholders’ equity due to the recording of unrealized net losses in other comprehensive income. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2006	2005	$ Change	% Change
December 31:
Mortgage-backed and collateralized mortgage obligations	$37,207	$45,715	$(8,508)	(18.61)%
Federal agencies	44,751	89,412	(44,661)	(49.95)
Municipal securities	34,486	19,769	14,717	74.44
Equity securities	12,831	12,290	541	4.40
Trust preferred	501	1,500	(999)	(66.60)

Totals	$129,776	$168,686	$(38,910)	(23.07)%

The following table identifies the percentage composition of the investment securities:

	2006	2005	2004
December 31:
Mortgage-backed and collateralized mortgage obligations	28.9%	27.1%	25.9%
Federal agencies	34.4	53.0	54.1
Municipal securities	26.5	11.7	12.0
Equity securities	9.8	7.3	7.0
Trust preferred	0.4	0.9	1.0

Totals	100.0%	100.0%	100.0%

See Note 3 to the “Consolidated Financial Statements” for more information on investment securities.

Loans

Net loans receivable totaled $249,272 at December 31, 2006, an increase of $31.0 million, or 14.2%, from $218.3 million at December 31, 2005. The increase was primarily due to increased commercial loans, a strategy to retain fixed-rate mortgage loans in portfolio, and lease purchases.

Residential loans increased $26.9 million to $125.4 million at December 31, 2006, from $98.5 million at December 31, 2005. The increase was due to purchasing $12.1 million in fixed-rate mortgage loans and retaining fixed-rate mortgage loans in portfolio. We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the FHLB, totaled approximately $145.0 million at December 31, 2006 compared to $161.5 million at December 31, 2005. Loans sold and that we subsequently service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375%. Construction loans increased $3.2 million to $48.0 million at December 31, 2006 from $44.8 million at December 31, 2005. The increase was primarily due to the origination of commercial construction loans.

Commercial and industrial loans increased $4.5 million to $12.4 million at December 31, 2006 from $8.0 million at December 31, 2005. The increase was due to increased penetration by our lenders in the local market areas. Consumer loans increased $1.6 million to $5.8 million at December 31, 2006 from $4.2 million at December 31, 2005.

New loan production was $119.2 million in 2006 compared to $121.0 million in 2005. Residential loan production increased to $43.3 million in 2006 from $37.5 million in 2005. Originations decreased but were supplemented by the purchase of fixed-rate mortgage pools. Commercial real estate and construction loan production decreased to $63.4 million in 2006 from $65.5 million in 2005.

Credit Quality

Non-performing loans increased $700,000 to $3.4 million at December 31, 2006 from $2.6 million at December 31, 2005. The increase was primarily related to one residential construction loan and a judgment purchased as part of a work-out strategy on a multi-family complex.

We recorded net charge-offs of $519,000 in 2006 and net recoveries of $2.7 million in 2005. Loan charge-offs were $680,000 in 2006 and $1.5 million in 2005, while recoveries were $160,000 and $4.2 million in the same periods.

The allowance for loan losses as a percent of loans was 1.04% at December 31, 2006 and 1.28% at December 31, 2005. The decrease reflects amounts charged off related to a sale of two classified loans.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $21.9 million and $21.1 million, respectively, at December 31, 2006 and 2005. The majority of these policies were purchased in 1999. The nontaxable increase in cash surrender value of life insurance was $758,000 in 2006, compared to $708,000 in 2005.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
	2006	2005	$ Change	% Change
December 31,
Noninterest-bearing accounts	$19,905	$18,788	$1,117	5.9%
Savings deposits	22,637	25,003	(2,366)	(9.5)
NOW and Super NOW accounts	64,161	81,714	(17,553)	(21.5)
Money market accounts	27,483	22,010	5,473	24.9
Certificates $100,000 and more	39,033	46,988	(7,955)	(16.9)
Other certificates	149,215	144,848	4,367	3.0

Totals	$322,434	$339,351	$(16,917)	(5.0)%

Non-maturity deposits decreased $13.3 million, or 9.0%, to $134.2 million at December 31, 2006 from $147.5 million at December 31, 2005, reflecting customers’ preference for fixed-rate deposit accounts. Money market account balances increased as a result of a rate promotion in selected markets of the Bank.

Certificates of deposit decreased $3.6 million due to the maturity of a $10.0 million brokered certificate issued by the Bank in 2005.

Borrowings

Borrowings increased $7.8 million to $74.7 million at December 31, 2006 from $66.9 million at December 31, 2005. At December 31, 2006, our borrowings consisted of FHLB advances totaling $64.4 million and subordinated debentures in the amount of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036. A note payable in the amount of $300,000 outstanding at December 31, 2005, was paid off in 2006.

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

We also changed to a different modeling program which uses similar methodologies and assumptions as the previous model. The primary difference between the two models is the reinvestment of cash flows. The old model assumed cash flows were reinvested in the same type of financial instrument where the new model directs cash flows to specific loan types, primarily hybrid adjustable-rate mortgages and commercial loans.

Position Assessment as of December 31, 2006

Total loans increased $30.9 million to $249.3 million at December 31, 2006. Loan demand centered on commercial construction, hybrid residential adjustable-rate mortgages, and home equity lines of credit draws. Balance sheet spreads remained under pressure for most of 2006 with funding costs increasing at a pace faster than asset yields. During the fourth quarter, we restructured the investment portfolio, selling $34 million of securities and using some of the proceeds to reduce FHLB advances. As a result, the net balance sheet spread increased 18 basis points (bp) during the fourth quarter. Changes in replacement assumptions, higher expected replacement rates on loans and in the rates and terms of FHLB advances, the net interest income simulations show higher levels of income in the first year of all scenarios reviewed. The balance sheet is structurally asset sensitive over the long-term with a slight asset bias in the first 2 years. All potential exposures remain within policy limits.

Interest Rate Scenarios

Base Case – Projected net interest income in first year assuming current rates remain unchanged.

NII is projected to gradually increase over the simulation period as existing asset cash flows are assumed to be replaced with higher yielding products. The continued, upward repricing/replacement of loan products at today’s higher rate levels enable asset yields to stay ahead of funding cost increases. Should the Bank not be able to replace assets at the rates modeled, or deposit rates need to be increased more than assumed to retain balances, NII will be materially lower than projected.

Falling Rates -200 BP – Projected net interest income declines 1.39% in first year and increases 2.58% in second year when compared to base case scenario.

NII is initially projected to trend slightly below the results shown in the base scenario, as the large short-term funding base reflects the rate reductions faster than the asset base. Beyond the first year, pressure on NII is exacerbated as accelerated cash flow from mortgage-based assets continues to be reinvested at lower rates, driving asset yields lower while funding costs reach their floors. Should the yield curve steepen as rates fall, potential NII exposure may be eliminated.

Rising Rates +200 BP – Projected net interest income increases 0.80% in first year and increases 5.92% in second year when compared to base case scenario.

Should rates continue to rise, NII levels are expected to trend with current rate scenario over the first 2 1/2 years of the simulation period, with income climbing steadily throughout the remaining modeled timeframe. Funding cost increases related to the short-term time deposit portfolio are mitigated by increasing asset yields. Late in the second year, the repricing/replacement of assets gains momentum and begins to offset funding cost pressures. Thereafter, the asset sensitive balance sheet asserts itself and asset yields continue to improve while funding costs stabilize, widening balance sheet margin and increasing NII.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis.

	Year Ended December 31,
	2006	2005	2004
Weighted Average Yield:
Loans	6.97%	6.53%	6.55%
Mortgage-backed and collateralized mortgage obligations	4.42	4.05	3.72
Securities — taxable	3.74	2.76	2.82
Securities — tax-exempt	5.56	5.40	5.00
Other interest-earning assets	2.66	4.03	2.82
All interest-earning assets	5.71	5.10	4.96

Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	2.00	1.78	1.18
Certificates of deposit	4.13	3.11	2.55
Federal Home Loan Bank advances and note payable	4.14	3.87	3.82
All interest-bearing liabilities	3.50	2.68	2.11
Interest Rate Spread (spread between weighted average yield on all interest-earning assets and all interest-bearing liabilities)	2.21	2.42	2.85
Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	2.29	2.57	2.95

	At December 31,
	2006	2005	2004
Weighted Average Interest Rates:
Loans	6.93%	6.65%	6.10%
Mortgage-backed and collateralized mortgage obligations	4.76	4.09	3.56
Securities — taxable	3.11	2.76	2.76
Securities — tax-exempt	5.61	5.32	5.32
Other earning assets	4.79	4.54	3.61
Total interest-earning assets	6.04	5.28	4.77
Demand deposits, money market deposit accounts, and savings	1.62	1.96	1.58
Certificates of deposit	4.43	3.57	2.65
Federal Home Loan Bank advances, note payable, and subordinated debentures	4.87	3.93	3.70
Total interest-bearing liabilities	3.67	3.10	2.32
Interest rate spread	2.37	2.18	2.45

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Non-accrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities. The tax equivalent adjustment was $442,000, $367,000 and $344,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$1,859	$958	$2,817	$679	$(44)	$635
Mortgage-backed securities	(281)	183	(98)	393	140	533
Securities — taxable	(366)	772	406	106	(55)	51
Securities — tax-exempt	189	32	221	(13)	81	68
Other interest-earning assets	(92)	(357)	(449)	(175)	362	187

Total interest-earning assets	1,309	1,588	2,897	990	484	1,474

Interest Expense:
Demand deposits and savings	(586)	297	(289)	7	876	883
Certificates of deposits	809	1,983	2,792	(75)	975	900
FHLB advances, note payable, and subordinated debentures	1,172	133	1,305	628	18	646

Total interest-bearing liabilities	1,395	2,413	3,808	560	1,869	2,429

Change in net interest income	$(86)	$(825)	$(911)	$430	$(1,385)	$(955)

RESULTS OF OPERATIONS

2006 Compared to 2005

Net Income

The Company experienced a net loss of $970,000 for 2006, or $(0.31) per diluted share, compared to net income of $2.1 million, or $0.65 per diluted share, for 2005. The decrease was primarily the result of the following factors:

1) A decline in the net interest margin, resulting mostly from the flat U.S. Treasury yield curve and its impact on other market interest rates;

2) Management’s balance sheet restructuring strategy involving the sale of $34.0 million of low-yielding U.S. Government Agency securities resulting in a loss of $821,000;

3) $514,000 recorded in 2006 as a loss related to the classification of $13.3 million in investment securities being permanently impaired; and

4) $2.9 million in recoveries recorded in 2005 related to leases charged off in prior periods.

See “Net Interest Income,” “Provision for Loan Losses,” “Other Income,” “Other Expenses,” and “Income Taxes” for more information regarding the changes in net income for 2006 compared to 2005. For a quarterly breakdown of earnings, see Note 18 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2006 compared to 2005. The tax equivalent adjustment was $442,000 and $367,000 for the years ended December 31, 2006 and 2005, respectively, based on a tax rate of 34%.

	(Dollars in thousands)
Years ended December 31,	2006		2005		Change
	Interest	Yield/Rate	Interest	Yield/Rate
Interest and fees on loans	$16,212	6.97%	$13,395	6.53%	$2,817
Other interest income	6,834	4.00	6,754	3.56	80

Total interest income	23,046	5.71	20,149	5.10	2,897

Interest on deposits	10,591	3.35	8,088	2.50	2,503
Interest on borrowings	3,212	4.14	1,907	3.87	1,305

Total interest expense	13,803	3.50	9,995	2.68	3,808

Net interest income	$9,243	—	$10,154	—	$(911)

Net interest spread	—	2.21%	—	2.42%	—
Net interest margin	—	2.29	—	2.57	—

The decline in net interest income, as shown in the table above, was primarily due to rising interest rates in a flat yield curve environment. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets and, thus, our cost of funds rose quicker than our yield on assets. For a discussion on interest rate risk see “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

Tax-exempt interest for 2006 was $858,000 compared to $712,000 for 2005. Tax-exempt interest is from bank-qualified municipal securities. Total interest income on a tax equivalent basis for 2006 increased $2.9 million compared to the same period of the prior year. This increase was the result of an increase in yield on interest-earning assets of 61 basis points due to higher market interest rates and an $8.4 million increase in average interest-earning assets. Total interest expense for 2006 increased $3.8 million compared to the same period of the prior year. This increase was the result of an increase in the cost of interest-bearing liabilities of 90 basis points and a $10.5 million increase in average interest-bearing liabilities. For a further discussion see “Financial Condition – Rate/Volume Analysis.”

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

We had a provision of $300,000 for 2006 compared to a provision adjustment of $2.9 million in 2005. The provision in 2006 is largely a result of increased loan growth. The 2005 provision adjustment reflected total recoveries of $4.2 million due to recoveries on leases. We recorded net charge-offs of $519,000 in 2006 and net recoveries of $2.7 million in 2005.

Other Income

The $1.7 million decrease in other income in 2006 as compared to 2005 resulted primarily from 2006 activities related to investment securities:

•	The balance sheet restructuring strategy involving the sale of $34.0 million of investment securities at a loss of $819,000; and

•	$514,000 recorded as a loss related to the classification of $13.3 million in investment securities being permanently impaired.

Other Expense

The $1.1 million decrease in other expense in 2006 as compared to 2005 resulted primarily from:

•	Management’s decision in 2005 to make a voluntary payment of $1.1 million to fund a portion of the company’s pension liability.

•	Professional fees paid in 2005 that included significant recruiting fees and consulting fees related to a major operational efficiencies project.

Income Tax Expense

The decrease in income taxes in 2006 as compared to 2005 resulted primarily from the operating loss sustained in 2006. We recorded an income tax benefit of $1.4 million in 2006, compared to an income tax expense of $183,000 in 2005.

•

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary. Operating income from AIMI is not subject to state income taxes under current state law, and is the primary reason for the tax asset. The valuation allowance was $32,000 at December 31, 2006.

•

The effective tax rate was (59.7)% in 2006 and 8.2% in 2005. The primary difference between the effective tax rates and the statutory tax rates in 2006 relates to tax credits, cash value of life insurance and municipal securities income. The primary difference in the effective tax rate and the statutory tax rates in 2005 relates to tax credits, cash value of life insurance, municipal security income, and state income tax credits.

See Note 9 to the “Consolidated Financial Statements” for more information relating to income taxes.

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

See “Net Interest Income”, “Provision for Loan Losses”, “Other Income”, “Other Expenses” , and “Income Taxes”, for more information regarding the changes in net income for 2005 compared to 2004. For a quarterly breakdown of earnings, see Note 18 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2005 compared to 2004. The tax equivalent adjustment was $367,000 and $344,000 for the years ended December 31, 2005 and 2004, respectively.

	(Dollars in thousands)
Years ended December 31,	2005		2004
	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$13,395	6.53%	$12,760	6.55%	$635
Other interest income	6,754	3.56	5,915	3.26	839

Total interest income	20,149	5.10	18,675	4.96	1,474

Interest on deposits	8,088	2.50	6,305	1.94	1,783
Interest on borrowings	1,907	3.87	1,261	3.82	646

Total interest expense	9,995	2.68	7,566	2.11	2,429

Net interest income	$10,154	—	$11,109	—	$(955)

Net interest spread	—	2.42%	—	2.85%	—
Net interest margin	—	2.57	—	2.95	—

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

See Note 9 to the “Consolidated Financial Statements” for more information.

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

At December 31, 2006, we had $8.3 million in loan commitments outstanding and $34.1 million of additional commitments for line of credit receivables. Retail certificates of deposit due within one year of December 31, 2006 totaled $100.8 million, or 31.3% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at December 31, 2006. We held a brokered CD for $10.0 million at December 31, 2005.

Our primary investing activities are the origination of loans and purchase of securities. In 2006, our loan originations totaled $89.9 million, and we also purchased $11.1 million of loans from brokers and $18.2 million of loans from other financial institutions or through participations. We also purchased $29.0 million of securities. In 2005, we originated $121.0 million of loans and purchased $14.9 million of securities.

Financing activities consist primarily of activity in retail deposit accounts, brokered certificates, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Retail deposits decreased $16.9 million in 2006. We had FHLB advances of $64.4 million and $66.6 million at December 31, 2006 and 2005, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Contractual Obligations

Either the Company or the Bank has the following known contractual obligations as of December 31, 2006:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Long-Term Debt Obligations (1)	$74,683	$39,000	$4,998	$375	$30,310
Operating Lease Obligations	529	162	236	126	5
Purchase Obligations (2)	125	73	34	18	—

Total	$75,337	$39,235	$5,268	$519	$30,315

(1)	FHLB advances and subordinated debentures
(2)	Data processing, maintenance, and telephone agreements

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

Current Accounting Issues

Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write–downs. SFAS No. 156 is effective for the Company beginning January 1, 2007. We have evaluated the requirements of SFAS No. 156 and determined that it will not have a material effect on our financial condition or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for the Company beginning January 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

Prior Year Misstatements

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income–statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning January 1, 2007. We have evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on our financial condition or results of operations.

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06–4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of EITF 06-4 to have a material effect on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Interest Rate Risk” in Item 7 of this annual report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 28, 2007

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2006	2005
Assets
Cash on hand and in other institutions	$7,986	$8,318
Interest-bearing demand deposits	4,084	5,952

Cash and cash equivalents	12,070	14,270
Investment securities available for sale	129,776	168,686
Loans, net of allowance for loan losses of $2,616 and $2,835	249,272	218,291
Premises and equipment	7,346	7,676
Stock in Federal Home Loan Bank	5,646	7,449
Goodwill	564	564
Cash value of life insurance	21,937	21,180
Other assets	10,635	11,253

Total assets	$437,246	$449,369

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$19,905	$18,788
Interest-bearing	302,529	320,563

Total deposits	322,434	339,351
Borrowings	74,683	66,889
Drafts payable	2,097	2,763
Other liabilities	4,908	4,709

Total liabilities	404,122	413,712

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued and outstanding – 3,213,952 and 3,174,397 shares	3,214	3,174
Additional paid-in capital	1,039	708
Retained earnings	32,152	34,731
Accumulated other comprehensive loss	(1,090)	(2,956)
Treasury stock – 162,004 and 0 shares	(2,191)	—

Total shareholders’ equity	33,124	35,657

Total liabilities and shareholders’ equity	$437,246	$449,369

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Income

(in thousands, except share data)

	Year Ended December 31
	2006	2005	2004
Interest Income
Interest and fees on loans	$16,212	$13,395	$12,760
Interest on mortgage-backed securities	1,906	2,004	1,471
Interest on investment securities	3,793	3,718	3,518
Other interest and dividend income	693	665	582

Total interest income	22,604	19,782	18,331

Interest Expense
Interest on deposits	10,591	8,088	6,305
Interest on borrowings	3,212	1,907	1,261

Total interest expense	13,803	9,995	7,566

Net Interest Income	8,801	9,787	10,765
Provision (adjustment) for loan losses	300	(2,852)	392

Net Interest Income After Provision (Adjustment) for Loan Losses	8,501	12,639	10,373

Other Income
Other fees and service charges	1,719	1,708	1,472
Brokerage and insurance commissions	944	999	1,086
Net realized and recognized losses on available-for-sale securities	(1,335)	—	—
Gains on sales of loans and servicing rights	89	176	309
Increase in cash value of life insurance	758	708	767
Other	287	524	327

Total other income	2,462	4,115	3,961

Other Expense
Salaries and employee benefits	8,100	8,787	8,093
Net occupancy expense	836	846	796
Furniture and equipment expense	715	808	817
Legal and professional fees	736	1,042	767
Data processing expense	534	542	579
Printing and office supplies	255	231	274
Advertising and marketing expense	261	253	207
Other	1,929	2,004	1,848

Total other expense	13,366	14,513	13,381

Income Before Income Taxes	(2,403)	2,241	953
Income taxes (benefit)	(1,433)	183	(473)

Net Income (Loss)	$(970)	$2,058	$1,426

Basic and Diluted Earnings (Loss) Per Share	$(0.31)	$0.65	$0.45

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2004	$3,148	$506	$35,259	$(39)	$—	$38,874
Net income	—	—	1,426	—		1,426
Change in unrealized gain on available-for-sale securities, net of income tax expense of $173	—	—	—	324		324

Comprehensive income						1,750
Exercise of stock options	3	31	—	—		34
Tax benefit related to exercise of non-qualified stock options	—	—	1	—		1
Dividends declared ($0.64 per share)	—	—	(2,016)	—		(2,016)

Balance at December 31, 2004	3,151	537	34,670	285	—	38,643
Net income	—	—	2,058	—		2,058
Change in the excess of additional pension liability over unrecognized prior service cost, net of income tax benefit of $178				(346)		(346)
Change in unrealized gain on available-for-sale securities, net of income tax benefit of $1,579				(2,895)		(2,895)

Comprehensive loss						(1,183)
Exercise of stock options	23	171				194
Tax benefit related to exercise of non-qualified stock options			27			27
Dividends declared ($0.64 per share)			(2,024)			(2,024)

Balance at December 31, 2005	3,174	708	34,731	(2,956)	—	35,657
Net loss	—	—	(970)	—		(970)
Change in unrealized gain on available-for-sale securities, net of income tax benefit of $(904)				1,687		1,687

Comprehensive income						717
Exercise of stock options	40	331				371
Tax benefit related to exercise of non-qualified stock options			43			43
Adjustment to initially apply FASB Statement No. 158, net of tax				179		179
Common stock purchased					(2,191)	(2,191)
Dividends declared ($0.52 per share)			(1,652)			(1,652)

Balance at December 31, 2006	$3,214	$1,039	$32,152	$(1,090)	$(2,191)	$33,124

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2006	2005	2004
Operating Activities
Net income (loss)	$(970)	$2,058	$1,426
Items not requiring (providing) cash
Provision (adjustment) for losses on loans	300	(2,852)	392
Depreciation and amortization	1,139	1,435	1,441
Increase in cash value of life insurance	(757)	(708)	(767)
Loss on sale of investments	821	—	—
Impairment loss on equity securities	514	—	—
Mortgage loans originated for sale	(3,562)	(8,830)	(21,165)
Proceeds from sale of mortgage loans	3,618	9,259	21,708
Gains on sale of loans and servicing rights	(89)	(176)	(309)
Deferred income taxes	(81)	(507)	(708)
Increase (decrease) in drafts payable	(666)	436	(1,150)
Tax benefit related to exercise of stock options	43	—	—
Other adjustments	(211)	764	3,179

Net cash provided by operating activities	99	879	4,047

Investing Activities
Purchase of securities	(28,979)	(15,389)	(75,913)
Proceeds/principal from sale of securities	34,201	—	—
Proceeds/principal from maturity of securities	34,380	11,896	41,647
Net change in loans	(31,914)	(20,580)	6,189
Net purchases of premises and equipment	(616)	(661)	(802)
Redemption/(purchase) of Federal Home Loan Bank stock	1,803	(184)	(317)
Other investing activities	1,302	1,053	1,215

Net cash provided by (used in) investing activities	10,177	(23,865)	(27,981)

Financing Activities
Net change in demand and savings deposits	(20,482)	(24,439)	13,464
Net change in certificates of deposit	3,588	19,742	(15,161)
Net change in short-term borrowings	(6,000)	27,000	5,000
Proceeds from borrowings	10,000	6,750	26,325
Repayment of borrowings	(6,516)	(7,251)	(1,165)
Proceeds from issuance of subordinated debt	10,310	—	—
Purchase of common stock	(2,191)	—	—
Exercise of stock options	371	194	34
Tax benefit related to nonqualified stock options	43	27	1
Net change in advances by borrowers for taxes and insurance	53	204	(43)
Cash dividends paid	(1,652)	(2,024)	(2,016)

Net cash provided by (used in) financing activities	(12,476)	20,203	26,438

Change in Cash and Cash Equivalents	(2,200)	(2,783)	2,504
Cash and Cash Equivalents at Beginning of Year	14,270	17,053	14,549

Cash and Cash Equivalents at End of Year	$12,070	$14,270	$17,053

See notes to consolidated financial statements.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

1. Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank, SB (the “Bank”), and the Bank’s wholly-owned subsidiaries, Ameriana Investment Management, Inc. (“AIMI”), Ameriana Financial Services, Inc., and Ameriana Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2006, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and Equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2006, 2005 or 2004.

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

Stock Options—The Company has a stock option plan, which is described more fully in Note 10. Prior to 2006, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, in 2005, no stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock at the grant date.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

modified prospective application. Accordingly, after January 1, 2006, the Company was required to begin expensing the fair value of stock options granted, modified, repurchased or cancelled.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2005 and 2004.

	2005	2004
Net income, as reported	$2,058	$1,426
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	371	380

Pro forma net income	$1,687	$1,046

Basic and diluted earnings per share, as reported	$0.65	$0.45
Basic and diluted earnings per share, pro forma	0.53	0.33

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

Reclassifications of certain amounts in the 2005 and 2004 consolidated financial statements have been made to conform to the 2006 presentation.

2. Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2006 was $300,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

3. Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2006
Mortgage-backed securities	$37,874	$37	$704	$37,207
Federal agencies	45,167	15	431	44,751
Municipal securities	34,829	23	366	34,486
Other investment securities	500	1	—	501
Equity securities	12,853	—	22	12,831

	$131,223	$76	$1,523	$129,776

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2005
Mortgage-backed securities	$46,580	$45	$910	$45,715
Federal agencies	91,567	—	2,155	89,412
Municipal securities	20,288	1	520	19,769
Other investment securities	1,500	—	—	1,500
Equity securities	12,789	—	499	12,290

	$172,724	$46	$4,084	$168,686

The amortized cost and fair value of securities available for sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$39,271	$38,840
One to five years	6,678	6,687
Five to ten years	24,041	23,817
After ten years	10,006	9,893

	79,996	79,237
Mortgage-backed securities	37,874	37,207
Equity securities	13,353	13,332

	$131,223	$129,776

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005 were $113,236,000 and $161,079,000, which is approximately 87.3% and 95.5% of the Company’s investment portfolio.

Mortgage-backed securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by agencies of the U. S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Federal agencies: The unrealized losses on the Company’s investment in federal agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Municipal securities: The unrealized losses on the Company’s investment in municipal securities were caused by interest rate increases. All municipal securities in the Company’s investment portfolio at December 31, 2006 have a credit rating of Aaa by Moody’s Investors Service. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Equity securities: The unrealized losses on the Company’s investment in equity securities were caused by interest rate increases. Those equity securities consist of mutual funds whose portfolio compositions are primarily investments in debt securities with an average credit quality rating of AAA by Standard and Poor’s. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a projected recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

At December 31, 2006	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,934	$40	$25,211	$664	$32,145	$704
Federal agencies	—	—	38,840	431	38,840	431
Municipal securities	18,195	166	11,225	200	29,420	366
Equity securities	—	—	12,831	22	12,831	22

	$25,129	$206	$88,107	$1,317	$113,236	$1,523

At December 31, 2005	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$20,493	$295	$19,767	$615	$40,260	$910
Federal agencies	5,777	96	83,635	2,059	89,412	2,155
Municipal securities	10,431	174	8,686	346	19,117	520
Equity securities	—	—	12,290	499	12,290	499

	$36,701	$565	$124,378	$3,519	$161,079	$4,084

Investment securities with a total carrying value of $36,715,000 and $53,933,000 were pledged at December 31, 2006 and 2005 to secure FHLB advances and a letter of credit.

A gross loss of $821,000 resulting from sale of available for sale securities was realized for 2006. A gross loss of $514,000 was recognized in 2006 on other than temporary impairment of available for sale equity securities. No investment securities were sold during 2005 and 2004.

All held-to-maturity debt securities were transferred to available-for-sale during 2005. On the date of transfer, these investments had a book value of $163.3 million, a market value of $160.2 million, and an unrealized net loss of $3.2 million on that date. This reclassification provides the Company with more flexibility to address changes in interest rate risk. The change had no effect on earnings, but did reduce shareholders’ equity due to the recording of unrealized net losses in other comprehensive income.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4. Loans

	December 31
	2006	2005
Residential mortgage loans	$125,424	$98,495
Commercial mortgage loans	62,112	68,484
Construction mortgage loans	47,984	44,803
Consumer loans	5,152	3,592
Commercial loans	12,446	7,962
Loans secured by deposits	637	582

	253,755	223,918

Deduct
Undisbursed loan proceeds	1,769	2,485
Deferred loan costs, net	98	307
Allowance for loan losses	2,616	2,835

	4,483	5,627

	$249,272	$218,291

Loans being serviced by the Company for investors, primarily the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, totaled approximately $145,033,000, $161,463,000 and $179,596,000 as of December 31, 2006, 2005 and 2004, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2006 and 2005 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2006 and 2005.

	Year Ended December 31
	2006	2005	2004
Mortgage servicing rights
Balance at beginning of year	$1,091	$1,219	$1,313
Servicing rights capitalized	33	86	157
Amortization of servicing rights	(157)	(214)	(251)

Balance at end of year	$967	$1,091	$1,219

At December 31, 2006 and 2005, the Company had outstanding commitments to originate loans of approximately $8,320,000 and $9,459,000. The outstanding commitments for 2006 were primarily for commercial real estate loan and the outstanding commitments for 2005 were primarily for adjustable-rate mortgages with rates that were determined just prior to closing or fixed-rate mortgage loans with rates locked in at the time of loan commitment. In addition, the Company had $34,103,000 and $33,089,000 of conditional commitments for lines of credit receivables at December 31, 2006 and 2005. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $5,122,000 and $4,842,000 of letters of credit outstanding at December 31, 2006 and 2005. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

5. Allowance for Loan Losses

	Year Ended December 31
	2006	2005	2004
Balance at beginning of year	$2,835	$3,128	$3,744
Transfer of allowance for unfunded commitments	—	(116)	—
Provision (adjustment) for losses	300	(2,852)	392
Charge-offs	(679)	(1,532)	(1,134)
Recoveries	160	4,207	126

Net recoveries (charge-offs)	(519)	2,675	(1,008)

Balance at end of year	$2,616	$2,835	$3,128

At December 31, 2006 and 2005, impaired loans totaled $4,581,000 and $3,922,000 with an allocation of the allowance for loan losses of $882,000 and $724,000.

Interest income of $63,000, $128,000, and $77,000 was recognized on average impaired loans of $4,692,000, $5,305,000, and $5,437,000 for 2006, 2005, and 2004, respectively.

Cash basis interest on impaired loans included above was $63,000, $123,000 and $77,000 for 2006, 2005, and 2004, respectively.

At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $84,000 and $90,000. Non-accruing loans at December 31, 2006 and 2005 were $3,326,000 and $2,468,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

6. Premises and Equipment

	December 31
	2006	2005
Land	$1,477	$1,714
Land improvements	497	497
Office buildings	7,883	7,818
Furniture and equipment	4,310	4,658
Automobiles	147	148

	14,314	14,835
Less accumulated depreciation	6,968	7,159

	$7,346	$7,676

7. Deposits

	December 31
	2006	2005
Demand	$111,549	$122,481
Savings	22,637	25,034
Certificates of $100,000 or more	39,033	46,988
Other certificates	149,215	144,848

	$322,434	$339,351

The Company held no brokered certificates at December 31, 2006. At December 31, 2005, the Company held a brokered certificate for $9,977,000.

Certificates maturing in years ending after December 31, 2006:

2007	$159,819
2008	11,775
2009	6,913
2010	4,184
2011	1,411
Thereafter	4,146

$188,248

Interest paid on deposits approximated deposit interest expense in 2006, 2005 and 2004.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

8. Borrowings

Borrowings at December 31, 2006 and 2005 include Federal Home Loan Bank advances totaling $64,373,000 and $66,589,000 with a weighted-average rate of 4.60% and 3.93%. The advances are secured by a combination of first mortgage loans, investment securities and overnight deposits. Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2006 also include subordinated debentures in the amount of $10,310,000 at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the securities will bear a rate equal to 150 basis points over the three-month LIBOR. At December 31, 2006 the interest rate was 6.79%. These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2005 also include a note payable for $300,000 to another financial institution with a rate of 5.75%. The note is secured by the outstanding common stock of the Bank. The note outstanding at December 31, 2005 was due at January 24, 2006 and was renewed at that date to July 24, 2006. The note was paid off in 2006.

Interest paid on borrowings was $3,168,000, $1,908,000 and $1,221,000 for 2006, 2005 and 2004, respectively.

Aggregate annual maturities of borrowings at December 31, 2006 are:

Maturities in years ending December 31
2007	$39,000
2008	2,448
2009	2,550
2010	375
2011	—
Thereafter	30,310

$74,683

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

9. Income Taxes

	December 31
	2006	2005
Deferred tax assets
Deferred compensation	$841	$599
General loan loss reserves	1,052	1,149
Net unrealized loss on securities available for sale	525	1,428
Reserve for uncollected interest	268	204
State and federal net operating loss carryfoward and tax credits carryfoward	3,066	2,171
Benefit plans	124	300

	5,876	5,851

Deferred tax liabilities
FHLB stock dividends	(313)	(828)
Tax bad debt reserves	(23)	(23)
Deferred loan fees	(232)	(140)
Mortgage servicing rights	(398)	(450)
Deferred state tax	(218)	(234)
Depreciation	(212)	(214)
Prepaid expenses	(231)	(140)
Other	—	(2)

	(1,627)	(2,031)

Net deferred tax asset before valuation allowance	4,249	3,820

Valuation allowance
Beginning balance	(284)	—
Increase during the period	(102)	(284)

Ending balance	(386)	(284)

Net deferred tax asset	$3,863	$3,536

As of December 31, 2006, the Company had approximately $14,300,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2006, the Company had approximately $2,500,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2006, the Company had approximately $1,080,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2024. The tax credits begin to expire in 2023. Included in the $1,080,000 of tax credits available to offset future federal income tax are approximately $373,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

Retained earnings at December 31, 2006, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31
	2006	2005	2004
Statutory federal tax rate	(34.0)%	34.0%	34.0%
State income taxes, net of federal tax benefit	0.0	0.6	(18.4)
Tax credits	(3.2)	(5.8)	(17.2)
Cash value of life insurance	(10.7)	(10.7)	(27.3)
Municipal securities	(12.2)	(10.9)	(23.7)
Other	0.4	1.0	3.0

Effective tax rate	(59.7)%	8.2%	(49.6)%

The provision (credit) for income taxes consists of the following:

	Year Ended December 31
	2006	2005	2004
Federal
Current	$(1,414)	$634	$235
Deferred	(19)	(473)	(443)

	(1,433)	161	(208)

State
Current	62	56	—
Deferred	(62)	(34)	(265)

	—	22	(265)

Tax expense (benefit)	$(1,433)	$183	$(473)

The Company received a federal refund of $400,000 in 2006 and paid $550,000 of state and federal income taxes in 2005. The Company paid no state and federal taxes in 2004.

10. Employee Benefits

The Company is a participating employer in a multi-employer defined benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. The Company matches employees’ contributions to the 401(k) plan at the rate of 100% for the first 4% of base salary contributed by participants. Since the defined benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. The Company froze the defined benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company made a voluntary payment of $1.1 million to the defined-benefit pension plan in 2005 to fund a portion of the liability. The payment was made to improve our funded status, which is expected to reduce the overall normal cost under the plan and provide greater flexibility in meeting minimum funding requirements in future periods. The Company will continue to make contributions to meet required

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

funding obligations. Pension expense for the plans totaled $ 589,000, $1,504,000 and $932,000 in 2006, 2005 and 2004, respectively.

The Company has arrangements that provide retirement and death benefits to certain officers and directors.

The Company uses a December 31 measurement date for the plan. Information about the plans’ funded status and pension cost follows:

	2006	2005
Change in benefit obligation
Beginning of year	$2,191	$1,582
Service cost	29	82
Interest cost	126	94
Actuarial gain	(195)	507
Benefits paid	(116)	(74)

End of year	$2,035	$2,191

Funded status at end of year	$(2,035)	$(2,191)

Amounts recognized in the balance sheets

	2006	2005
Assets	$304	$456

Liabilities	$2,035	$2,243

Amounts recognized in accumulated other comprehensive income consist of net loss and prior service cost, net of tax.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2006	2005
Projected benefit obligation	$(2,035)	$(2,191)

Accumulated benefit obligation	$(2,035)	$(2,191)

Components of net periodic benefit cost
Service cost	$29	$82
Interest cost	126	94
Amortization of prior service cost	137	65

Net periodic benefit cost	$292	$241

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $11,000, $61,000 and $0, respectively.

Significant assumptions include:

	2006	2005
Weighted-average assumptions used to determine benefit obligation
Discount rate	6.0%	6.0%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine benefit cost
Discount rate	6.0%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2006:

2007	$161
2008	165
2009	169
2010	172
2011	176
2012-2016	1,009

The following table reflects the adjustments recorded in accordance with the adoption of the recognition and disclosure requirement of SFAS No. 158.

	Before application of Statement No. 158	Adjustments	After application of Statement No. 158
Other assets	$10,342	$(293)	$10,635
Total assets	436,953	(293)	437,246
Other liabilities	4,436	(472)	4,908
Total liabilities	403,650	(472)	404,122
Accumulated other comprehensive loss	(1,269)	(179)	(1,090)
Total shareholders’ equity	33,303	(179)	33,124

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

Under the 1996 Stock Option and Incentive Plan (“1996 Plan”) and the 2006 Long-Term Incentive Plan (“2006 Plan”), the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. The 1996 Plan and the 2006 Plan required that options be granted at the fair market value of the stock on the date of the grant. Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans. The period for exercising options shall not exceed ten years from the date of grant. The plans also permit grants of stock appreciation rights. An amendment of the 1996 Plan extended the plan’s term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. During 2005, an adjustment was made to the number of options outstanding due to a previous stock split not reflected in certain awards. The 2006 Plan permits the granting of up to 225,000 shares. The 1996 Plan and 2006 Plan were approved by the stockholders of the Company.

The fair value of each option award is estimated on the date of grant using a binomial option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical volatility of the Company’s stock and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The following is a summary of the status of the Company’s stock option plans and changes in those plans as of and for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Expected volatility	34.0%-36.0%	34.9%-35.6%	34.5%-35.6%
Weighted-average volatility	34.0%-36.0%	34.9%-35.6%	34.5%-35.6%
Expected dividends	4.9%	4.3%	4.1-4.2%
Expected term (in years)	8.0	8.5	8.0
Risk-free rate	4.6%	4.1%-4.6%	3.4%-4.1%

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2006, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	383,162	$14.00
Granted	1,000	13.79
Exercised	(39,555)	12.65
Forfeited	(23,260)	14.20

Outstanding, end of year	321,347	$14.55	4.94	$36,000

Exercisable, end of year	320,547	$14.55	4.94	$36,000

The weighted-average grant-date fair value of options granted during the years 2006, 2005, and 2004 was $2.70, $2.38 and $2.13, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $129,000, $83,000 and $657,000, respectively.

As of December 31, 2006, there was $2,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

During 2006, the Company recognized $1,000 of share-based compensation expense.

11. Dividend and Capital Restrictions

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

In addition, without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date, plus retained net income for the preceding two years. Application is required by the Bank to pay dividends in excess of this restriction. At December 31, 2006, the shareholders’ equity of the Bank was $40,405,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

12. Earnings Per Share

	Year Ended December 31
	2006			2005			2004
	Net Loss	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common shareholders	$(970)	3,213,952	$(0.31)	$2,058	3,160,392	$0.65	$1,426	3,149,384	$0.45

Effect of Dilutive Stock Options	—	—		—	12,911		—	31,766

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$(970)	3,213,952	$(0.31)	$2,058	3,173,303	$0.65	$1,426	3,181,150	$0.45

Options to purchase 240,306, 276,857 and 34,100 shares of common stock at exercise prices of $12.43 to $18.30, $14.25 to $18.30 and $16.75 to $18.30 per share were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2006	2005	2004
Unrealized losses on securities available for sale	$2,591	$(4,474)	$(219)
Unrealized gains on securities transferred from available for sale to held to maturity	—	—	896
Amortization of unrealized gains on securities transferred from available for sale to held to maturity	—	—	(180)
Excess of additional pension liability over unrecognized prior service cost	—	(524)	—

Other comprehensive income (loss), before tax effect	2,591	(4,998)	497
Tax expense (benefit)	(904)	(1,757)	173

Other comprehensive income (loss)	$1,687	$(3,241)	$324

14. Accumulated other comprehensive loss

	2006	2005
Net unrealized loss on available-for-sale securities, net of income tax benefit	$(923)	$(2,609)
Pension liability not yet recognized in net periodic cost, net of income tax benefit	(167)	(347)

	$(1,090)	$(2,956)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2006 and 2005, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2006, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank and the Company are as follows:

	December 31, 2006
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$21,474	15.49%	$41,572
Tier 1 capital (to risk-weighted assets)	4.0	10,737	14.46	38,824
Core capital (to adjusted total assets)	3.0	13,585	8.57	38,824
Core capital (to adjusted tangible assets)	2.0	9,057	8.57	38,824
Tangible capital (to adjusted total assets)	1.5	6,793	8.57	38,824

	December 31, 2005
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$21,781	13.94%	$37,925
Tier 1 capital (to risk-weighted assets)	4.0	10,890	12.85	34,958
Core capital (to adjusted total assets)	3.0	13,187	7.95	34,958
Core capital (to adjusted tangible assets)	2.0	8,791	7.95	34,958
Tangible capital (to adjusted total assets)	1.5	6,593	7.95	34,958

During the third quarter of 2005, the Indiana Department of Financial Institutions (“DFI”) and the Federal Deposit Insurance Corporation (“FDIC”) released the Bank from a memorandum of understanding (“MOU”) dated May 23, 2002. The MOU required the Bank to adopt written action plans with respect to certain classified assets, revise its lending policies in accordance with examiner recommendations, required greater financial information from borrowers, establish a loan review program, document Board review of the adequacy of loan losses, formulate a plan for improving the Bank’s profitability, review staffing needs with particular emphasis on loan administration, strengthen certain internal controls and audit coverage and address other regulatory compliance issues raised in an examination report by the FDIC and DFI. The release of the

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

MOU was contingent on the Bank’s adoption of a resolution that required the Bank to continue reducing the level of assets classified as substandard, formulate and implement a written Profit Plan, abstain from purchasing additional Bank Owned Life Insurance policies, formalize policies for leveraging strategies, and maintain Tier 1 capital at or above 7% of assets. The Bank adopted the resolution on June 23, 2005.

On June 9, 2006 the Bank was released from the provisions of the Board resolution. Accordingly, the resolution is no longer in effect.

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

The following table presents the estimates of fair value of financial instruments:

	December 31
	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$12,070	$12,070	$14,270	$14,270
Investment securities available for sale	129,776	129,776	168,686	168,686
Loans	249,272	250,634	218,291	219,627
Interest receivable	2,311	2,311	2,321	2,321
Stock in FHLB	5,646	5,646	7,449	7,449
Liabilities
Deposits	322,434	321,293	339,351	337,651
Borrowings	74,683	73,176	66,889	65,529
Interest payable	1,037	1,037	589	589
Drafts payable	2,097	2,097	2,763	2,763

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

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31
Balance Sheets	2006	2005
Assets
Cash	$1,927	$765
Investment in Bank	40,405	35,238
Investments in affiliates	649	349
Other assets	640	165

	$43,621	$36,517

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$300
Other liabilities	187	560
Shareholders’ equity	33,124	35,657

	$43,621	$36,517

	Year Ended December 31
Statements of Operations	2006	2005	2004
Dividends from Bank	$1,400	$2,675	$1,400
Interest income	17	—	3

	1,417	2,675	1,403
Operating expense	1,140	589	500

Income before income tax benefit and equity in undistributed income of Bank	(277)	2,086	903
Income tax benefit	462	335	363

	739	2,421	1,266
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	(1,709)	(363)	160

Net Income (Loss)	$(970)	$2,058	$1,426

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31
Statements of Cash Flows	2006	2005	2004
Operating Activities
Net income	$(970)	$2,058	$1,426
Items not requiring (providing) cash
Equity in undistributed income of subsidiaries and affiliates	1,709	363	(160)
Tax benefit related to nonqualified stock options	43
Other adjustments	(891)	(338)	(240)

Net cash provided by operating activities	(109)	2,083	1,026

Investing Activities		—

Additional investment in Ameriana Bank	(5,000)	—	—
Investment in Ameriana Capital Trust I	(310)	—	—
Change in advances to subsidiaries	—	—	1,746

Net cash provided by (used in) operating activities	(5,310)	—	1,746

Financing Activities
Proceeds from subordinated debt	10,310	—	—
Repayment of other borrowings	(300)	(50)	(250)
Purchase of common stock	(2,191)	—	—
Tax benefit on nonqualified stock options	43	—	—
Cash dividends paid	(1,652)	(2,024)	(2,016)
Proceeds from exercise of stock options	371	194	34

Net cash used in financing activities	6,581	(1,880)	(2,232)

Change in cash	1,162	203	540
Cash at beginning of year	765	562	22

Cash at end of year	$1,927	$765	$562

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

18. Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total interest income	$5,333	$5,474	$5,718	$6,079
Total interest expense	3,089	3,270	3,561	3,883
Net interest income	2,244	2,204	2,157	2,196
Provision for loan losses	75	75	75	75
Net income	218	5	(92)	(1,101)

Basic earnings (loss) per share	0.07	0.00	(0.03)	(0.35)

Diluted earnings (loss) per share	0.07	0.00	(0.03)	(0.35)

Dividends declared per share	0.16	0.16	0.16	0.04

Stock price range
High	13.28	14.50	14.25	14.24
Low	12.02	12.84	12.51	12.00

2005
Total interest income	$4,657	$4,837	$5,056	$5,232
Total interest expense	2,231	2,360	2,530	2,874
Net interest income	2,426	2,477	2,526	2,358
Provision (adjustment) for loan losses	(2,050)	(982)	35	145
Net income	760	730	396	172

Basic earnings per share	0.24	0.23	0.13	0.05

Diluted earnings per share	0.24	0.23	0.12	0.05

Dividends declared per share	0.16	0.16	0.16	0.16

Stock price range
High	16.04	15.35	14.64	14.00
Low	13.30	12.90	12.75	11.93

19. Future Accounting Matters

Servicing of Financial Assets

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for the Company beginning January 1, 2007. We

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

have evaluated the requirements of SFAS No. 156 and determined that it will not have a material effect on our financial condition or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

Accounting for Uncertainty in Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for the Company beginning January 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it will not have a material effect on our financial condition or results of operations.

Prior Year Misstatements

In September 2006, the SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 will require registrants to quantify misstatements using both the balance sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative effect adjustment to beginning retained earnings. The requirements are effective for the Company beginning January 1, 2007. We have evaluated the requirements of SAB No. 108 and determined that it will not have a material effect on our financial condition or results of operations.

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. We do not expect the adoption of EITF 06-4 to have a material effect on our consolidated financial statements.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position, results of operations or cash flows.

20. Significant Estimates and Concentrations

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Proposal 1 — Election of Directors” in the Proxy Statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

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

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting and financial officer and senior executive officers. For information concerning the Code of Ethics, see the section titled “Corporate Governance – Code of Ethics” in the Proxy Statement. The Code of Ethics is posted on the Company’s Internet Web site at www.ameriana.com. The Company intends to satisfy the disclosure requirement under Item 5.5 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s Code of Ethics by posting such information on its Internet Web site at www.ameriana.com.

Information concerning the audit committee and its composition and the audit committee financial expert and other corporate governance matters is incorporated by reference to the section titled “Corporate Governance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Information concerning the compensation committee report is incorporated by reference to the section titled “Compensation Committee Report” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to the sections captioned “Security Ownership” in the Proxy Statement.

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control

Management of Ameriana Bancorp knows of no arrangements, including any pledge by any person or securities of Ameriana Bancorp, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2006. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	320,547	14.5504	224,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	320,547	14.5504	224,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

Information concerning director independence is incorporated by reference to the section titled “Proposal 1 – Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2006

Consolidated Statements of Shareholders’ Equity for Each of the Three Years in the Period Ended December 31, 2006

Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request.

10.1*	Ameriana Bancorp 1987 Stock Option Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 1990 and May 17, 1996)

10.2*	Employment Agreement, dated June 1, 2005, between Ameriana Bank and Trust and Jerome J. Gassen (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 11, 2005)

10.3*	Employment Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.4*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.5*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999, between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.6*	Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.7*	Executive Supplemental Retirement Plan Agreement Amendment, dated December 5, 2003, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.8*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.9*	Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.10*	Change in Control Severance Agreement dated March 6, 2006, by and between Ameriana Bank and Trust and Matthew Branstetter (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 12, 2006)

10.11	Employment Agreement, effective January 22, 2007, between Ameriana Bank, SB and John J. Letter

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 28, 2007	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 28, 2007
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 28, 2007
John J. Letter
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Donald C. Danielson	March 28, 2007
Donald C. Danielson
Director

By:	/s/ Charles M. Drackett, Jr.	March 28, 2007
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 28, 2007
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 28, 2007
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 28, 2007
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 28, 2007
Ronald R. Pritzke
Director