Form 10-Q
period 2007-03-31
AMERIANA BANCORP
filed 2007-05-14
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At May 10, 2007, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I—FINANCIAL INFORMATION

ITEM I  — FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Cash on hand and in other institutions	$4,794	$7,986
Interest-bearing demand deposits	4,769	4,084

Cash and cash equivalents	9,563	12,070
Investment securities available for sale	117,430	129,776
Loans, net of allowance for loan losses of $2,707 and $2,616	262,999	249,272
Premises and equipment	7,239	7,346
Stock in Federal Home Loan Bank	5,637	5,646
Goodwill	564	564
Cash value of life insurance	22,125	21,937
Other assets	11,438	10,635

Total assets	$436,995	$437,246

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$19,991	$19,905
Interest-bearing	299,376	302,529

Total deposits	319,367	322,434
Borrowings	76,634	74,683
Drafts payable	2,242	2,097
Other liabilities	6,356	4,908

Total liabilities	404,599	404,122

Commitments and contingencies
Shareholders’ equity
Preferred stock—5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 3,051,948 shares
Additional paid-in capital	1,039	1,039
Retained earnings	32,008	32,152
Accumulated other comprehensive loss	(867)	(1,090)
Treasury stock at cost – 225,000 and 162,004 shares	(2,998)	(2,191)

Total shareholders’ equity	32,396	33,124

Total liabilities and shareholders’ equity	$436,995	$437,246

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest Income
Interest and fees on loans	$4,528	$3,738
Interest on mortgage-backed securities	438	468
Interest on investment securities	789	940
Other interest and dividend income	135	187

Total interest income	5,890	5,333

Interest Expense
Interest on deposits	2,738	2,450
Interest on borrowings	819	639

Total interest expense	3,557	3,089

Net Interest Income	2,333	2,244
Provision for loan losses	90	75

Net Interest Income After Provision for Loan Losses	2,243	2,169

Other Income
Other fees and service charges	393	408
Brokerage and insurance commissions	324	282
Gains on sales of loans and servicing rights	6	15
Increase in cash value of life insurance	187	187
Other	129	93

Total other income	1,039	985

Other Expense
Salaries and employee benefits	2,225	1,886
Net occupancy expense	221	217
Furniture and equipment expense	178	175
Legal and professional fees	310	137
Data processing expense	135	122
Printing and office supplies	46	50
Advertising and marketing expense	57	72
Other	427	402

Total other expense	3,599	3,061

Income (Loss) Before Income Taxes	(317)	93
Income tax benefit	293	125

Net Income (Loss)	$(24)	$218

Basic Earnings (Loss) Per Share	$(0.01)	$0.07

Diluted Earnings (Loss) Per Share	$(0.01)	$0.07

Dividends Declared Per Share	$0.04	$0.16

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	$3,214	$1,039	$32,152	$(1,090)	$(2,191)	$33,124
Net loss	—	—	(24)	—	—	(24)
Change in unrealized loss on available-for-sale securities, net of income tax	—	—	—	223	—	223

Comprehensive income						199
Dividends declared ($0.04 per share)	—	—	(120)	—	—	(120)
Common stock purchased	—	—	—	—	(807)	(807)

Balance at March 31, 2007	$3,214	$1,039	$32,008	$(867)	$(2,998)	$32,396

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income (loss)	$(24)	$218
Items not requiring (providing) cash
Provision for losses on loans	90	75
Depreciation and amortization	247	325
Increase in cash value of life insurance	(188)	(187)
Mortgage loans originated for sale	(85)	(1,078)
Proceeds from sale of mortgage loans	86	882
Gains on sale of loans and servicing rights	(6)	(15)
Increase in drafts payable	145	525
Tax benefit related to exercise of stock options	—	43
Increase in accrued interest payable	1,121	1,263
Other adjustments	(1,054)	9

Net cash provided by operating activities	332	2,060

Investing Activities
Purchase of securities	(158)	(132)
Proceeds/principal from sale of securities	—	—
Proceeds/principal from maturity/calls of securities	10,750	2,000
Principal collected on mortgage-backed securities	2,025	2,251
Net change in loans	(13,931)	1,876
Proceeds from sales of other real estate owned	371	—
Net purchases of premises and equipment	(60)	(198)
Redemption/(purchase) of Federal Home Loan Bank stock	9	(15)
Purchase of investment in Ameriana Capital Trust I	—	(310)
Other investing activities	3	364

Net cash provided by (used in) investing activities	(991)	5,836

Financing Activities
Net change in demand and savings deposits	(240)	(9,573)
Net change in certificates of deposit	(2,827)	9,638
Net change in short-term borrowings	13,500	(25,000)
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	(11,549)	(3,646)
Proceeds from issuance of subordinated debentures	—	10,310
Purchase of common stock	(807)	—
Exercise of stock options	—	354
Net change in advances by borrowers for taxes and insurance	195	243
Cash dividends paid	(120)	(508)

Net cash provided by (used in) financing activities	(1,848)	(8,096)

Change in Cash and Cash Equivalents	(2,507)	(286)
Cash and Cash Equivalents at Beginning of Year	12,070	14,270

Cash and Cash Equivalents at End of Quarter	$9,563	$13,984

See notes to consolidated condensed financial statements.

(4)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A—BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank, SB (the “Bank”). The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency, Ameriana Financial Services, Inc., and Ameriana Investment Management, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B—SHAREHOLDERS’ EQUITY

On March 14, 2007, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling $120,000, was accrued for payment to shareholders of record on March 26, 2007, and was paid on April 9, 2007.

63,000 shares of common stock were repurchased at a cost of $807,000, and no stock options were exercised during the first quarter of 2007.

NOTE C—EARNINGS (LOSS) PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended March 31,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$(24)	3,031,948	$(0.01)	$218	3,195,758	$0.07

Effect of dilutive stock options	—	—		—	4,662

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$(24)	3,031,948	$(0.01)	$218	3,200,420	$0.07

Options to purchase 323,078 and 276,357 shares of common stock at exercise prices of $12.43 to $18.30 and $14.25 to $18.30 per share were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D—FUTURE ACCOUNTING MATTERS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after

(5)

November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06–4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. The Company is evaluating and has not yet determined the impact the new standard is expected to have on its financial position.

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

NOTE E—TRUST PREFERRED SECURITIES

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

NOTE F—STOCK REPURCHASE PROGRAM

On May 2, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 225,000 shares of its common shares (approximately 7.1% of outstanding shares). The repurchases were conducted through open-market purchases or privately negotiated transactions and were made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. As of March 31, 2007, the Company had repurchased the authorized total of 225,000 shares at an average cost of $13.32 per share. These repurchased shares are being held as treasury stock and will be available for general corporate purposes.

(6)

NOTE G—CHANGE IN ACCOUNTING PRINCIPLE

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. We believe it is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and our other reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K and this Form 10-Q under the items titled “Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. In August 2006, the Bank closed its Trust Department and adopted its present name. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Form 10-Q to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

(7)

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana, and through our commercial loan production office in Carmel, Indiana.

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

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, and, to a lesser extent, commercial and industrial loans, small business lending, home improvement loans, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and non interest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities.

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

Overview of the First Quarter of 2007

The Company achieved net interest income improvement through growth of the commercial loan portfolio and from the prior quarter’s balance sheet restructuring strategy, but earnings were also negatively impacted by substantial unplanned operating expenses, which resulted in a slight net loss for the first quarter of 2007.

•	A net loss of $24,000 was recorded for the three months ended March 31, 2007, compared to net income of $218,000 for the same period in 2006.

•	The first quarter of 2007 included a severance cost of $273,00 related to a change in management that had an after-tax impact of approximately $180,000 on the Company’s earnings.

•

Additionally, operating expense for the three months ended March 31, 2007, also included recruiting expense related to our expansion strategy in metropolitan Indianapolis, and continuing fees for litigating our complaint against RLI Insurance Co. over surety guarantees for certain lease pools in which Ameriana Bank had previously invested.

•

A continuing balance sheet management strategy that provided positive results in the first quarter of 2007 was the redeployment of funds from investment securities into higher-yielding commercial loans, which was the primary factor in the net interest margin improving to 2.61%, an increase of 35 basis points over the prior quarter and 25 basis points higher than the 2.36% net interest margin recorded for the same quarter in the prior year.

(8)

Financial and Strategic Issues

The improvement in overall credit quality that was achieved in 2006 continued during the first quarter of 2007. While non-accruals increased slightly from $3.1 million at December 31, 2006, to $3.5 million at March 31, 2007, the level of classified loans declined $1.3 million, or 12.1%, from the previous quarter and $6.0 million, or 39.6%, from a year earlier. The percentage of classified loans to total risk-based capital was 22.2% at March 31, 2007, compared to 39.7% a year earlier. The decline was a result of improved work-out strategies undertaken by the Bank. Significant focus on underwriting, and a portfolio risk approach should allow the Bank to manage credit risk effectively.

Our net interest margin, which was 2.61% for the first quarter of 2007, will continue to be impacted by actions of the Federal Reserve. After 13 prior increases of 0.25% each, the Federal Reserve raised the Federal funds target rate four additional times in 0.25% increments during the first six months of 2006. The Federal Reserve then held the rate at 5.25%, where it remained at the end of the first quarter of 2007. The U. S. Treasury yield curve remained relatively flat through most of 2006 and the entire first quarter of 2007, which created issues for most financial institutions. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets, which can also be a factor in changes to our net interest margin. The expected improvement in the mix of interest-earning assets in 2007, with the reinvestment of funds from lower-yielding investment securities into commercial loans, will further improve the net interest margin.

We expect that we will use future cash flows from securities sales or maturities to pay down short-term borrowings and fund new loan volume. The steady redeployment of cash flows from the investment portfolio to pay down higher-costing borrowings or to fund higher-yielding assets should improve the net interest margin.

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

•	Reducing the operating expenses of the Company.

•	Reducing the size of the investment portfolio as a percentage of total assets.

We will continue to focus on these strategies in 2007 in order to continue the improvements realized in 2006 that were carried forward through the first quarter of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult,

(9)

subjective or complex. We consider the allowance for loan losses and mortgage servicing rights to be our critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

FINANCIAL CONDITION

Assets totaled $437.0 million at March 31, 2007, almost identical to total assets of $437.2 million at December 31, 2006, but there was a material change in the asset mix as described below.

Cash and cash equivalents were reduced by $2.5 million to $9.6 million, and the proceeds were used to fund normal business operations. Maturities and paydowns on mortgage-backed securities decreased the size of the investment securities available for sale portfolio by $12.3 million to $117.4 million in the first three months of 2007. The proceeds from the maturing securities and paydowns were used to fund loan portfolio growth.

Net loans increased $13.7 million, or 5.5%, to $263.0 million during the three-month period, primarily due to a $9.9 million, or 8.8%, increase in the commercial loan portfolio to $122.3 million. This commercial loan growth was achieved primarily through the addition of commercial lenders as part of the Bank’s Indianapolis metropolitan market expansion strategy.

(10)

The residential real estate mortgage loan portfolio grew by $3.1 million to $118.1 million, as no originations were sold into the secondary market and $3.9 million in fixed-rate loans were purchased from Countrywide Financial. The residential mortgage loan strategy is reviewed on a regular basis to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Deposits declined $3.1 million, or 1.0%, during the first three months of 2007 to $319.4 million, with $2.9 million of the decrease occurring in typically higher-costing certificate of deposit accounts. Totals for checking, savings, and money market accounts did not experience a notable change during the quarter. The Bank’s markets remained very competitive for deposit products and the Bank continued to utilize pricing strategies designed to produce an acceptable marginal cost for both existing and new deposits.

Borrowings increased by $2.0 million during the first three months of 2007 to $76.6 million, as the Bank used short-term Federal Home Loan Bank advances to meet immediate cash needs. Wholesale funding strategies and sources are continuously being explored in an effort to control the cost of this alternative to organic deposit account funding.

Total shareholders’ equity declined $728,000 during the quarter, primarily due to the Company’s expenditure of $807,000 to repurchase the final 63,000 shares of the 225,000 shares of common stock approved by the Board of Directors and announced on May 2, 2006. The net loss for the quarter of $24,000 and $120,000 of dividend payments further reduced equity, but $222,000 was added to equity as a result of an overall increase in the market value of the available for sale investment securities portfolio.

RESULTS OF OPERATIONS

First Quarter of 2007 compared to the First Quarter of 2006

The Company experienced a net loss of $24,000, or $(0.01) per diluted share, for the first quarter of 2007, compared to net income of $218,000, or $0.07 per diluted share, for the first quarter of 2006. The decreases of $242,000 in net income and $0.08 in diluted earnings per share for the three months ended March 31, 2007, compared to the same period a year earlier, were the net result of the following factors:

•

An $89,000 increase in net interest income resulting from a 25 basis point improvement in net interest margin from 2.36% to 2.61%. The improvement in net interest margin was partially offset by a higher average earning asset total for the first quarter of 2006;

•	A $15,000 increase in the provision for loan losses;

•	A $54,000 increase in other income due primarily to a $42,000 increase in brokerage and insurance commissions;

•

A $538,000 increase in other expense primarily a result of an increase of $339,000 in salaries and benefits that was related mostly to severance costs, and an increase of $173,000 in legal and professional fees.

•	A $168,000 increase in income tax benefit.

Net Interest Income

Net interest income on a fully tax equivalent basis increased $167,000 to $2.5 million in the first quarter of 2007 compared to $2.3 million in the first quarter of 2006. The Company improved its net interest margin on a fully tax equivalent basis 25 basis points to 2.61% in the first quarter of 2007 from 2.36% in the first quarter of 2006. The improvement in net interest income and net interest margin was accomplished primarily through the balance sheet restructuring strategy implemented in November of 2006, coupled with growth in the Bank’s commercial loan portfolio. An increase in the average cost of funds for the first quarter of 2007 compared to the same period in 2006,

(11)

which was typical for the industry as the competition for deposits heightened, had a negative impact on efforts to further improve the net interest margin.

Tax-exempt interest was $330,000 for the first quarter of 2007 compared to $184,000 in the first quarter of 2006. Our tax-exempt interest was from bank-qualified municipal securities. The tax equivalent adjustment was $170,000 and $92,000 for the first quarters of 2007 and 2006, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended March 31,
	2007	2006
Balance at beginning of quarter	$2,616	$2,835
Provision for loan losses	90	75
Charge-offs	(24)	(46)
Recoveries	25	48

Net recoveries	1	2

Balance at end of period	$2,707	$2,912

Allowance to total loans	1.02%	1.33%

Allowance to non-performing loans	76.69%	93.12%

We had a provision of $90,000 in the first quarter of 2007 compared to $75,000 for the same period in 2006. The increase in provision expense was primarily due to additional reserves for the increase in the loan portfolio.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	March 31,
	2007	2006
Loans accounted for on a non-accrual basis	$3,528	$3,060
Accruing loans contractually past due 90 days or more	1	67

Total of non-accrual and 90 days past due loans	$3,529	$3,127

Percentage of total net loans	1.34%	1.45%

Other non-performing assets (1)	$480	$1,459

(1)	Other non-performing assets represents property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-accrual loans increased $402,000 at March 31, 2007 compared to the year earlier period. This increase was primarily due to an advance on a commercial loan in foreclosure to purchase an adjoining piece of real estate, and an increase in total balances on non-accrual residential mortgages in foreclosure or bankruptcy. Other non-performing assets decreased to $480,000 at March 31, 2007 from $1.5 million at March 31, 2006. The decrease was primarily due to the fourth quarter 2006 sale of a $1.1 million commercial real estate property acquired through foreclosure.

(12)

Other Income

The $54,000 increase in other income for the first quarter of 2007, compared to the same period in 2006, resulted primarily from an increase of $42,000 in brokerage and insurance commissions. This improvement in brokerage and insurance commissions was mainly due to higher commission income from the investment center that resulted from increased sales.

Other Expense

The $538,000 increase in other expense in the first quarter of 2007, compared to the first quarter of 2006, resulted primarily from increases in salaries and benefits, and an increase in legal and professional fees.

•

A $339,000 increase in salaries and employee benefits was primarily due to a severance cost of $273,000 related to the departure of the CFO, and also due to higher staffing levels, primarily in commercial lending and credit review.

•

The $173,000 increase in legal and professional fees was primarily due to a $111,000 increase in legal fees related totally to the RLI Insurance Company litigation due to efforts to gain permission to file a motion for summary judgment, and $42,000 in recruiting expenses related to the expansion of our commercial lending effort in the Indianapolis metro market. See “Part II. Other Information” for additional detail on legal proceedings.

Income Tax Expense

The decrease in income taxes in the first quarter of 2007, compared to the same period of 2006, resulted primarily from the operating loss sustained in 2007. We recorded an income tax benefit of $293,000 for the first three months of 2007 on a pre-tax loss of $317,000, compared to an income tax benefit of $125,000 for the same period of 2006 on pre-tax income of $93,000.

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

For the three months ended March 31, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At March 31, 2007, we had $9.6 million in loan commitments outstanding and $36.3 million of available commercial and home equity lines of credit. Certificates of deposit due within one year of March 31, 2007, totaled

(13)

$159.3 million, or 49.9% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced first quarter growth of $13.7 million in net loans receivable, with $3.9 million coming from the purchase of one package of residential mortgage loans. In the first three months of 2006, we experienced a decline of $2.1 million in net loans receivable, and there were no loan purchases.

Financing activities consist primarily of activity in retail deposit accounts, brokered certificates, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits declined by $3.1 million during the first three months of 2007, while FHLB advances were increased by $2.0 million. There were no brokered certificates at either March 31, 2007, or December 31, 2006.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund the stock repurchase program. We paid $120,000 in cash dividends to our shareholders for the quarter ended March 31, 2007, compared to $514,000 for the same period of 2006. The dividend rates were $0.04 per share and $0.16 per share for 2007 and 2006, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

(14)

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
March 31, 2007
Year 1	$11,138	$11,392	$11,395	(2.23)%	0.03%
Year 2	$11,529	$11,819	$11,304	1.21%	(0.78)%

December 31, 2006
Year 1	$10,289	$10,434	$10,517	(1.39)%	0.80%
Year 2	$10,703	$11,074	$11,051	2.58%	5.92%

(15)

The results from modeling our balance sheet structure as of March 31, 2007, incorporating current replacement assumptions, indicate that our overall IRR exposure increased from December 31, 2006 as we utilized strategies designed to grow net interest income. It should be noted, though, that our IRR exposure has been maintained well within acceptable levels. The substantial increase in projected base net interest income at March 31, 2007, compared to December 31, 2006, is reflective of an expected more intensified balance sheet management effort.

Management plans to remain highly focused on developing additional strategies designed to further grow net interest income, and also intends to add interest rate risk hedge positions if it is determined to be necessary to keep the Company within reasonable risk levels.

ITEM 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(16)

PART II—OTHER INFORMATION

ITEM 1 — Legal Proceedings

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

During 2005, the Bank collected $1.1 million from the Trustee in the CMC/CSC bankruptcies. These funds were applied to the balance owed in the RLI pool. Some of the lessees in that pool continue to pay and the Bank received $14,000 in payments during the quarter ended March 31, 2007, compared to $34,000 for the same period in 2006. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorneys’ fees, litigation expenses, and damages, and these amounts continue to grow. It is unlikely that the RLI litigation will be resolved in 2007.

ITEM 1A. — Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 , which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2  — Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2007, the Company repurchased 62,996 shares of common stock for $806,621, at an average cost of $12.80 per share as detailed in the following table:

Period	Total Number of Shares Purchased	Average Cost per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January	—	—	—	62,996
February	32,006	$12.94	32,006	30,990
March	30,990	$12.66	30,990	—
Total	62,996	$12.80	62,996	—

On May 2, 2006, the Company announced that the Board of Directors authorized the repurchase of up to 225,000 shares of its common shares (approximately 7.1% of outstanding shares). The repurchases were conducted through open-market purchases and privately negotiated transactions . The final repurchase under this program occurred on March 16, 2007, and all repurchased shares are being held as treasury stock and will be available for general corporate purposes.

(17)

ITEM 3 — Defaults Upon Senior Securities

Not Applicable

ITEM 4 — Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5 — Other Information

Not Applicable

ITEM 6 — Exhibits

No.	Description
Exhibit 10,	Employment Agreement, dated February 5, 2007, between Ameriana Bank, SB, and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on April 2, 2007)

Exhibit 31,	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32,	Section 1350 Certifications

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 14, 2007	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 14, 2007	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)