Form 10-Q
period 2007-06-30
AMERIANA BANCORP
filed 2007-08-13
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At August 13, 2007, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash on hand and in other institutions	$4,948	$7,986
Interest-bearing demand deposits	6,538	4,084

Cash and cash equivalents	11,486	12,070
Investment securities available for sale	93,702	129,776
Loans, net of allowance for loan losses of $2,730 and $2,616	271,199	249,272
Premises and equipment	7,554	7,346
Stock in Federal Home Loan Bank	5,637	5,646
Goodwill	564	564
Cash value of life insurance	22,344	21,937
Other assets	10,907	10,635

Total assets	$423,393	$437,246

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$20,630	$19,905
Interest-bearing	298,175	302,529

Total deposits	318,805	322,434
Borrowings	66,094	74,683
Drafts payable	1,365	2,097
Other liabilities	5,558	4,908

Total liabilities	391,822	404,122

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 3,051,948 shares
Additional paid-in capital	1,039	1,039
Retained earnings	31,866	32,152
Accumulated other comprehensive loss	(1,550)	(1,090)
Treasury stock at cost – 225,000 and 162,004 shares	(2,998)	(2,191)

Total shareholders’ equity	31,571	33,124

Total liabilities and shareholders’ equity	$423,393	$437,246

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$4,869	$3,892	$9,397	$7,630
Interest on mortgage-backed securities	424	459	862	927
Interest on investment securities	602	934	1,391	1,874
Other interest and dividend income	128	189	263	376

Total interest income	6,023	5,474	11,913	10,807

Interest Expense
Interest on deposits	2,749	2,591	5,486	5,041
Interest on borrowings	809	679	1,629	1,318

Total interest expense	3,558	3,270	7,115	6,359

Net Interest Income	2,465	2,204	4,798	4,448
Provision for loan losses	90	75	180	150

Net Interest Income After Provision for Loan Losses	2,375	2,129	4,618	4,298

Other Income
Other fees and service charges	435	462	828	870
Brokerage and insurance commissions	277	201	601	483
Loss on sale of available for sale investment securities	(11)	—	(11)	—
Gains on sales of loans and servicing rights	14	26	20	41
Increase in cash value of life insurance	219	189	407	376
Other	59	73	188	166

Total other income	993	951	2,033	1,936

Other Expense
Salaries and employee benefits	2,025	2,024	4,250	3,910
Net occupancy expense	222	195	443	412
Furniture and equipment expense	185	179	363	354
Legal and professional fees	217	178	526	315
Data processing expense	152	144	287	266
Printing and office supplies	65	81	111	131
Advertising and marketing expense	90	50	148	122
Other	411	440	839	842

Total other expense	3,367	3,291	6,967	6,352

Income (Loss) Before Income Taxes	1	(211)	(316)	(118)
Income taxes (benefit)	24	(216)	(269)	(341)

Net Income (Loss)	$(23)	$5	$(47)	$223

Basic Earnings (Loss) Per Share	$(0.01)	$0.00	$(0.02)	$0.07

Diluted Earnings (Loss) Per Share	$(0.01)	$0.00	$(0.02)	$0.07

Dividends Declared Per Share	$0.04	$0.16	$0.08	$0.32

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	$3,214	$1,039	$32,152	$(1,090)	$(2,191)	$33,124
Net loss	—	—	(47)	—	—	(47)
Change in accumulated other comprehensive income related to retirement plan				(182)		(182)
Change in unrealized loss on available-for-sale securities, net of income tax	—	—	—	(278)	—	(278)

Comprehensive loss						(507)
Dividends declared ($0.08 per share)	—	—	(239)	—	—	(239)
Common stock purchased	—	—	—	—	(807)	(807)

Balance at June 30, 2007	$3,214	$1,039	$31,866	$(1,550)	$(2,998)	$31,571

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income (loss)	$(47)	$223
Items not requiring (providing) cash
Provision for losses on loans	180	150
Depreciation and amortization	474	634
Increase in cash value of life insurance	(407)	(376)
Mortgage loans originated for sale	(1,248)	(2,493)
Proceeds from sale of mortgage loans	1,260	2,238
Gains on sale of loans and servicing rights	(20)	(41)
Loss on sale of other real estate owned	12
Loss from sales of available for sale securities	11
Decrease in drafts payable	(732)	(474)
Increase in accrued interest payable	331	—
Other adjustments	(325)	(65)

Net cash used in operating activities	(511)	(204)

Investing Activities
Purchase of securities	(192)	(272)
Proceeds/principal from sale of securities	11,561	—
Proceeds/principal from maturity/calls of securities	20,750	8,250
Principal collected on mortgage-backed securities	3,405	4,631
Net change in loans	(22,495)	(5,747)
Proceeds from sales of other real estate owned	395	—
Net purchases of premises and equipment	(550)	(501)
Redemption/(purchase) of Federal Home Loan Bank stock	9	1,052
Purchase of investment in Ameriana Capital Trust I	—	(310)
Other investing activities	(2)	621

Net cash provided by investing activities	12,881	7,724

Financing Activities
Net change in demand and savings deposits	2,026	(15,411)
Net change in certificates of deposit	(5,655)	10,534
Net change in short-term borrowings	(17,000)	(25,000)
Proceeds from long-term borrowings	20,000	10,000
Repayment of long-term borrowings	(11,589)	(3,685)
Proceeds from issuance of subordinated debentures	—	10,310
Purchase of common stock	(807)	(604)
Exercise of stock options	—	371
Tax benefit from stock options exercised	—	43
Net change in advances by borrowers for taxes and insurance	310	36
Cash dividends paid	(239)	(1,022)

Net cash used in financing activities	(12,954)	(14,428)

Change in Cash and Cash Equivalents	(584)	(6,908)
Cash and Cash Equivalents at Beginning of Year	12,070	14,270

Cash and Cash Equivalents at End of Quarter	$11,486	$7,362

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Supplemental information:
Interest paid	$6,785	$6,048
Income taxes paid	—	—

See notes to consolidated condensed financial statements.

(5)

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

NOTE B — SHAREHOLDERS’ EQUITY

On May 17, 2007, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling $120,000, was accrued for payment to shareholders of record on June 15, 2007, and was paid on July 6, 2007.

No stock options were exercised during the second quarter of 2007.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended June 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$(23)	2,988,952	$(0.01)	$5	3,205,070	$0.00

Effect of dilutive stock options	—	—		—	4,768

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$(23)	2.988,952	$(0.01)	$5	3,209,838	$0.00

	(In thousands, except share data) Six Months Ended June 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$(47)	3,010,331	$(0.02)	$223	3,200,441	$0.07

Effect of dilutive stock options	—	—		—	4,899

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$(47)	3,010,331	$(0.02)	$223	3,205,340	$0.07

Options to purchase 222,782 and 276,357 shares of common stock at exercise prices of $12.43 to $18.30 and $14.25 to $18.30 per share were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(6)

NOTE D — FUTURE ACCOUNTING MATTERS

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

Accounting for Uncertainty in Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for the Company beginning January 1, 2007. We have evaluated the requirements of Interpretation No. 48 and determined that it did not have a material effect on our financial condition or results of operations.

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

NOTE E — TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the “Trust”), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The proceeds from the issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million in subordinated debentures issued by the Company, which constitute the sole asset of the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company’s financial statements reflect the subordinated debt issued to the Trust. Interest payments are payable quarterly at a rate of the average of 6.71% and three-month LIBOR plus 150 basis points for the first five years. After

(7)

the first five years, the subordinated debentures bear interest at a rate of equal to the three-month LIBOR rate plus 150 basis points. The Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The rate at June 30, 2007 was 6.78244%. The subordinated debt matures on March 15, 2036 and can be called at par anytime after March 15, 2011.

NOTE F — RETIREMENT PLAN

The following table summarizes the components of net periodic pension cost:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2007	2006	2007	2006
Service cost	$8	$7	$17	$15
Interest cost	29	32	59	63
Amortization of actuarial loss	3	19	5	38
Amortization of unrecognized prior service cost	15	15	30	30

Net periodic pension cost	$55	$73	$111	$146

Net periodic pension cost is recorded as a component of employee benefits in the Consolidated Condensed Statements of Operations. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portion of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.

NOTE G — CHANGE IN ACCOUNTING PRINCIPLE

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(8)

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K, including in the section titled “Risk Factors,” and in this Form 10-Q under Part II, Item 1A -”Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

(9)

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

Overview of the Three and Six Months Ended June 30, 2007

During the first six months of 2007, the Company recorded improved net interest income that resulted primarily from significant growth of the commercial loan portfolio and from the balance sheet restructuring strategy initiated in the last quarter of 2006. Earnings were negatively impacted in the first quarter of 2007 by major operating expenses, which resulted in a slight net loss for the first three months of the year. A substantial tax liability related to the Company’s restructuring of its Bank Owned Life Insurance (BOLI) produced a similar slight net loss for the second quarter of 2007.

•

A net loss of $23,000 was recorded for the three months ended June 30, 2007, compared to net income of $5,000 for the same period in 2006. A net loss of $47,000 was sustained for the six months ended June 30, 2007, compared to net income of $223,000 for the six months ended June 30, 2006.

•	The first quarter of 2007 included a severance cost of $273,000 related to a change in management that had an after-tax impact of approximately $180,000 on the Company’s earnings.

•

Additionally, operating expense for the three months ended March 31, 2007, also included recruiting expense related to our expansion of commercial lending in metropolitan Indianapolis, and continuing fees for litigating our complaint against RLI Insurance Co. over surety guarantees for certain lease pools in which Ameriana Bank had previously invested.

•

An income tax liability of $219,000 recorded during the second quarter of 2007 resulted from a BOLI program restructuring that was designed to improve the mix of policies covering insured current and inactive employees, change carriers to improve the credit ratings of the issuers, and improve the overall yield of the portfolio of policies.

•

A continuing balance sheet management strategy that provided positive results in the first six months of 2007 was the redeployment of funds from lower-yielding investment securities into higher-yielding commercial loans. This strategy was the primary reason that the net interest margin improved 35 basis points from the last quarter of 2006 to 2.61% for the first quarter of 2007, and then gained an additional 14 basis points in the second quarter of 2007 to 2.75%. Net interest margin for the six months ended June 30, 2007, was 2.68%, compared to 2.34% for the same period of 2006.

Financial and Strategic Issues

The improvement in overall credit quality that was achieved in 2006 continued during the first six months of 2007. While the total of $3.3 million in non-accrual loans at June 30, 2007 was unchanged from the total at December 31, 2006, the level of classified loans declined $0.8 million, or 8.1%, to $9.7 million at June 30, 2007. The percentage of classified loans to total risk-based capital was 23.3% at June 30, 2007, compared to 38.8% a year earlier. The decline was a result of improved work-out strategies undertaken by the Bank. Significant focus on underwriting, and a portfolio risk approach should allow the Bank to manage credit risk effectively.

Our net interest margin will continue to be impacted by actions of the Federal Reserve. After 13 prior increases of 0.25% each, the Federal Reserve raised the Federal funds target rate four additional times in 0.25% increments during the first six months of 2006. The Federal Reserve then held the rate at 5.25%, where it remained at the end of the second quarter of 2007. The U.S. Treasury yield curve remained relatively flat through

(10)

most of 2006 and the first six months of 2007, which negatively impacted most financial institutions. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets, which can potentially decrease our net interest margin in a rising interest rate environment. The expected improvement in the mix of interest-earning assets in 2007, with the reinvestment of funds from lower-yielding investment securities into commercial loans, will have a positive impact on our net interest margin.

As part of the corporate plan, the Company’s short and long-term action plans include:

•	Recruiting seasoned commercial lenders, credit analysts and key risk managers.

•	Diversifying the loan portfolio by reducing the concentration in commercial real estate and expanding commercial, residential real estate and consumer lending.

•

Focusing on retail banking activities, including emphasis on transactional deposit growth, expanding customer relationships as measured by products per household, and acquisition of new customer relationships.

•	Improving the efficiency ratio of the Company.

•	Reducing the size of the investment portfolio as a percentage of total assets.

We will continue to focus on these strategies in the second half of 2007 in order to continue the improvements realized in 2006 that were also carried forward through the first six months of 2007.

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

(11)

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

FINANCIAL CONDITION

Total assets of $423.4 million at June 30, 2007, represented a decrease of $13.8 million from the December 31, 2006 total of $437.2 million. The decrease resulted primarily from management’s decision to reduce the size of the investment portfolio and to use the proceeds from the investment securities available for sale portfolio to paydown Federal Home Loan Bank borrowings.

Cash and cash equivalents declined slightly from $12.1 million at December 31, 2006 to $11.5 million at June 30, 2007, as the proceeds were used to fund normal business operations. Maturities of securities issued by U.S. government agencies, cash flows from mortgage-backed securities, and withdrawals from mutual funds decreased the size of the investment securities portfolio by $36.1 million to $93.7 million at June 30, 2007 from $129.8 million at December 31, 2006. The proceeds from the investment securities portfolio were used to fund loan portfolio growth and reduce the Company’s level of borrowings.

Net loans increased $21.9 million, or 8.8%, during the six-month period to $271.2 million, mostly due to increases in both the commercial loan portfolio and the portfolio of residential real estate first mortgages. The commercial loan growth of $11.3 million, or 9.2%, to $133.8 million was achieved primarily through the addition of highly-seasoned commercial lenders as part of the Bank’s Indianapolis metropolitan market expansion strategy.

The residential real estate first mortgage loan portfolio growth of $10.1 million, or 9.6%, to $114.8 million, included one $3.9 million purchase of fixed-rate loans, and only $787,000 of sales into the secondary market. As a result of a recent modification to our strategy, it is expected that a substantially larger dollar amount of residential loans will be sold during the last six months of 2007. The residential mortgage loan strategy is reviewed on a regular basis to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Total deposits declined $3.6 million, or 1.1%, during the first six months of 2007 to $318.8 million, with higher-costing certificate of deposit accounts experiencing a decline of $5.7 million. The combined total for checking, savings, and money market accounts was up $2.1 million for the period. The Bank’s markets remained very competitive for deposit products and the Bank continued to utilize pricing strategies designed to produce an acceptable marginal cost for both existing and new deposits.

(12)

Borrowings decreased by $8.6 million during the first six months of 2007 to $66.1 million, as the Bank applied cash flows from the investment portfolio that were in excess of amounts needed to fund the loan portfolio growth during the period. Wholesale funding strategies and sources are continuously being analyzed in an effort to control the cost of this alternative to organic deposit account funding.

Total shareholders’ equity declined $1.5 million during the six months ended June 30, 2007, with $807,000 of that total being the Company’s cost to acquire the final 63,000 shares of the 225,000 shares of common stock approved for repurchase by the Board of Directors and announced on May 2, 2006. The net loss for the first half of the year of $47,000, dividend payments of $239,000, and adjustments that did not flow through the statement of operations that resulted from a net decrease in the market value of the available for sale investment securities or costs associated with the Company retirement plan, were also part of the total reduction of equity during the period.

RESULTS OF OPERATIONS

Second Quarter of 2007 compared to the Second Quarter of 2006

The Company experienced a net loss of $23,000, or $(0.01) per diluted share, for the second quarter of 2007, compared to net income of $5,000, or $0.00 per diluted share, for the second quarter of 2006. Although the $28,000 difference in net income between the two three-month periods was not that significant, there were two major component differences:

•

The Company produced a $261,000, or 11.8%, increase in net interest income resulting from a 44 basis point improvement in net interest margin from 2.31% to 2.75%. The improvement in net interest income was accomplished with a lower average earning asset total for the second quarter of 2007.

•

For the second quarter of 2007, the Company recorded $24,000 of income tax expense, compared to an income tax benefit of $216,000 for the same period a year earlier. This difference of $240,000 was due primarily to the $219,000 tax liability booked in the second quarter of 2007 that resulted from the restructuring of the BOLI program.

Net Interest Income

Net interest income on a fully tax equivalent basis increased $344,000 to $2.6 million for the second quarter of 2007 compared to $2.3 million for the same period of 2006. The Company improved its net interest margin on a fully tax equivalent basis by 44 basis points to 2.75% for the second quarter of 2007 from 2.31% for the second quarter of 2006. The improvement in net interest income and net interest margin was accomplished primarily through the balance sheet restructuring strategy implemented in November of 2006, coupled with the significant loan growth that included both commercial and residential first mortgage loans. A higher average cost of funds for the second quarter of 2007 compared to the same period in 2006, which was typical for the industry as the competition for deposits heightened, had a negative impact on efforts to further improve the net interest margin.

Tax-exempt interest was $341,000 for the second quarter of 2007 compared to $178,000 for the second quarter of 2006. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax equivalent adjustments were $175,000 and $92,000 for the second quarters of 2007 and 2006, respectively.

(13)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended June 30,
	2007	2006
Balance at beginning of quarter	$2,707	$2,912
Provision for loan losses	90	75
Charge-offs	(84)	(35)
Recoveries	17	41

Net recoveries (charge-offs)	(67)	6

Balance at end of period	$2,730	$2,993

Allowance to total loans	1.00%	1.32%

Allowance to non-performing loans	82.23%	66.82%

We had a provision of $90,000 in the second quarter of 2007 compared to $75,000 for the same period in 2006. The increase in provision expense was primarily due to additional reserves for the increase in the loan portfolio, specifically in commercial loans, which carry a higher risk of default, and an increase in net charge-offs, offset by a decrease in classified and non-performing loans.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) June 30,
	2007	2006
Loans accounted for on a non-accrual basis	$3,320	$4,459
Accruing loans contractually past due 90 days or more	—	20

Total of non-accrual and 90 days past due loans	$3,320	$4,479

Percentage of total net loans	1.22%	2.00%

Other non-performing assets (1)	$806	$1,537

(1)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-accrual loans declined $1.1 million from June 30, 2006 to $3.3 million at June 30, 2007. This decrease was primarily due to the sale of one non-accrual loan totaling $1.4 million that occurred in the fourth quarter of 2006. Other non-performing assets decreased to $0.8 million at June 30, 2007 from $1.5 million at March 31, 2006. The decrease was primarily due to the fourth quarter 2006 sale of a $1.1 million commercial real estate property acquired through foreclosure.

Other Income

The $42,000 increase in total other income for the second quarter of 2007, compared to the same period in 2006, resulted from an increase of $76,000 in brokerage and insurance commissions, which was partially offset by a $27,000 decline in other fees and service charges related primarily to trust services fees. During 2006, the Company discontinued offering trust services. The improvement in brokerage and insurance commissions was mainly due to significantly higher commission income from the investment center that resulted from increased sales.

(14)

Other Expense

The $76,000 increase in total other expense in the second quarter of 2007, compared to the second quarter of 2006, resulted primarily from increases in legal and professional fees, and advertising and marketing.

•

The $39,000 increase in legal and professional fees was due primarily to costs associated with the continuing litigation related to the RLI Insurance Company. See “Part II, Item-1 Legal Proceedings” for additional detail on legal proceedings.

•	A $40,000 increase in advertising and marketing expense related to a major initiative of re-branding the Company.

Income Tax Expense

The increase in income taxes from a tax benefit of $216,000 for the second quarter of 2006 to an income tax expense of $24,000 for the same period of 2007, related primarily to the $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program.

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

Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006

The Company sustained a net loss of $47,000, or $(0.02) per diluted share, for the six months ended June 30, 2007, compared to net income of $223,000, or $0.07 per diluted share, for the same period of 2006. The $270,000 difference in net income and $0.09 reduction in earnings per share was primarily a result of increases in total other expense and income taxes that exceeded the improvements made in net interest income and total other income:

•

The $350,000 growth in net interest income was accomplished through a significant improvement in net interest margin that produced a benefit that exceeded a corresponding negative impact from a lower level of average earning assets.

•	Total other income increased $97,000, primarily as a result of significant growth in brokerage and insurance commissions.

•

The $615,000 increase in total other expense resulted primarily from three factors: (1) an increased expense for salaries and employee benefits arising from the liability for severance pay recorded in the first quarter; (2) higher staffing levels in commercial lending and credit review; and (3) a significant increase in legal fees related to the RLI Insurance Company litigation.

•	An increase of $240,000 in income taxes was due primarily to the $219,000 tax liability booked in the second quarter of 2007 that resulted from the restructuring of the BOLI program.

Net Interest Income

Net interest income on a fully tax equivalent basis increased $512,000 to $5.1 million for the six months ended June 30, 2007, compared to $4.6 million for the same period of 2006. The Company improved its net interest margin on a fully tax equivalent basis by 34 basis points to 2.68% for the first half of 2007 from 2.34% for the first half of 2006. The improvement in net interest income and net interest margin was accomplished primarily through the balance sheet restructuring strategy implemented in November of 2006, coupled with the significant loan growth that included both commercial and residential first mortgage loans. A higher average cost of funds for the first half of 2007 compared to the same period in 2006, which was typical for the industry as the competition for deposits heightened, had a negative impact on efforts to further improve the net interest margin.

(15)

Tax-exempt interest was $671,000 for the first half of 2007 compared to $356,000 for the first half of 2006. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax equivalent adjustments were $345,000 and $183,000 for the first half of 2007 and 2006, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Six Months Ended June 30,
	2007	2006
Balance at beginning of quarter	$2,616	$2,835
Provision for loan losses	180	150
Charge-offs	(108)	(81)
Recoveries	42	89

Net recoveries (charge-offs)	(66)	8

Balance at end of period	$2,730	$2,993

We had a provision of $180,000 in the first six months of 2007 compared to $150,000 for the same period in 2006. The increase in provision expense was primarily due to additional reserves for the increase in the loan portfolio, specifically in commercial loans, which carry a higher risk of default, and an increase in net charge-offs, offset by a decrease in classified and non-performing loans.

Other Income

The $97,000 increase in total other income for the first half of 2007, compared to the same period in 2006, resulted from an increase of $118,000 in brokerage and insurance commissions, which was partially offset by a $42,000 decline in other fees and service charges related primarily to trust services fees. During 2006, the Company discontinued offering trust services. The improvement in brokerage and insurance commissions was mainly due to significantly higher commission income from the investment center that resulted from increased sales.

Other Expense

The $615,000 increase in total other expense for the first six months of 2007, compared to the same period of 2006, resulted primarily from higher total salaries and employee benefits expense and a significant increase in legal and professional fees.

•

The $340,000 increase in salaries and employee benefits resulted primarily from the $273,000 liability for severance pay recorded in the first quarter, and from higher staffing levels in commercial lending and credit review.

•

The $211,000 increase in legal and professional fees was due primarily to a significant increase in costs associated with the continuing litigation related to the RLI Insurance Company. See “Part II, Item 1 – Legal Proceedings” for additional detail on legal proceedings.

Income Tax Expense

Although the loss before income taxes increased from $118,000 for the six months ended June 30, 2006, to $316,000 for the same period of 2007, the income tax benefit recorded in the second half of 2007 actually decreased by $72,000 to $269,000 from $341,000 for the same period in 2006. This change in income tax benefit was related primarily to the $219,000 income tax liability that resulted from the restructuring of the Company’s BOLI program in 2007.

(16)

It should be noted that the income tax benefits recorded by the Company result primarily from a substantial portfolio of municipal securities, and a significant portfolio of BOLI policies, which produce tax-exempt income.

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

For the six months ended June 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At June 30, 2007, we had $2.5 million in loan commitments outstanding and $36.7 million of available commercial and home equity lines of credit. Certificates of deposit due within one year of June 30, 2007, totaled $155.3 million, or 48.7% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of June 30, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced growth of $21.9 million in net loans receivable for the first six months of 2007, with $3.9 million coming from the purchase of one package of residential mortgage loans. In the first six months of 2006, we experienced an increase of $5.2 million in net loans receivable, and the growth included the purchase of one package of $1.9 million of residential mortgage loans.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits declined by $3.6 million and FHLB advances were reduced by $8.6 million during the first six months of 2007. There were no brokered certificates at either June 30, 2007 or December 31, 2006.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund the stock repurchase program. We paid $239,000 in cash dividends to our shareholders for the six-month period ended June 30, 2007, compared to $1.0 million for the same period of 2006. The dividend rates were $0.08 per share and $0.32 per share for the first six months of 2007 and 2006, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

(17)

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

•	Economic value at risk – long-term exposure

The difference between the Bank’s estimated fair value of assets and the estimated fair value of liabilities is the fair value of equity, also referred to as net present value of equity (“NPV”). The change in the NPV is calculated at different interest rate levels. This measures our IRR exposure from movements in interest rates and the resulting change in the NPV.

•	Earnings at risk – near-term exposure

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

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp

June 30, 2007
Year 1	$11,095	$11,271	$11,198	(1.56)%	(0.65)%
Year 2	$11,288	$11,555	$10,998	0.15%	(2.42)%

December 31, 2006
Year 1	$10,289	$10,434	$10,517	(1.39)%	0.80%
Year 2	$10,703	$11,074	$11,051	2.58%	5.92%

(19)

The results from modeling our balance sheet structure as of June 30, 2007, incorporating current replacement assumptions, indicate that our overall IRR exposure increased slightly from December 31, 2006 as we utilized strategies designed to grow net interest income. It should be noted, though, that our IRR exposure has been maintained well within acceptable levels. The substantial increase in projected base net interest income at June 30, 2007, compared to December 31, 2006, is reflective primarily of the Company’s improvement in net interest margin over the six month period.

Management plans to remain highly focused on developing additional strategies designed to further grow net interest income, and also intends to add interest rate risk hedge positions if it is determined to be necessary to keep the Company within reasonable risk levels.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(20)

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

During 2005, the Bank collected $1.1 million from the Trustee in the CMC/CSC bankruptcies. These funds were applied to the balance owed in the RLI pool. Some of the lessees in that pool continued to pay through April of 2007. The Bank received $16,000 in payments during the six months ended June 30, 2007, compared to $62,000 for the same period in 2006. We do not now expect to receive additional payments on these leases. It is the Bank’s intent to continue to aggressively pursue its claims against RLI for the principal and interest owed plus attorneys’ fees, litigation expenses, and damages, and these amounts continue to increase. It is unlikely that the RLI litigation will be resolved in 2007.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on May 17, 2007. The results of the vote were as follows:

1. The following individuals were elected as directors:

	Term	Votes For	Votes Withheld
Jerome J. Gassen	Three Year	1,834,734	553,250
Donald C. Danielson	Three Year	1,840,531	547,453

(21)

2. The appointment of BKD, LLP as independent auditors of Ameriana Bancorp for the year ending December 31, 2007 was ratified by the stockholders as follows:

For	Against	Abstain
2,323,646	44,827	7,820

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description
Exhibit 31,	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32,	Section 1350 Certifications

(22)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 13, 2007	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 13, 2007	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)