Form 10-Q
period 2007-09-30
AMERIANA BANCORP
filed 2007-11-13
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

At November 12, 2007, the registrant had 2,988,952 shares of its common stock outstanding.

A MERIANA BANCORP

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash on hand and in other institutions	$5,330	$7,986
Interest-bearing demand deposits	6,966	4,084

Cash and cash equivalents	12,296	12,070
Investment securities available for sale	78,616	129,776
Loans held for sale	594	—
Loans, net of allowance for loan losses of $2,739 and $2,616	282,347	249,272
Premises and equipment	7,493	7,346
Stock in Federal Home Loan Bank	5,632	5,646
Goodwill	564	564
Cash value of life insurance	22,568	21,937
Other assets	12,003	10,635

Total assets	$422,113	$437,246

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$20,251	$19,905
Interest-bearing	299,517	302,529

Total deposits	319,768	322,434
Borrowings	60,304	74,683
Drafts payable	2,098	2,097
Other liabilities	6,415	4,908

Total liabilities	388,585	404,122

Commitments and contingencies
Shareholders’ equity
Preferred stock—5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 3,051,948 shares
Additional paid-in capital	1,039	1,039
Retained earnings	33,137	32,152
Accumulated other comprehensive loss	(864)	(1,090)
Treasury stock at cost – 225,000 and 162,004 shares	(2,998)	(2,191)

Total shareholders’ equity	33,528	33,124

Total liabilities and shareholders’ equity	$422,113	$437,246

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans	$4,883	$4,158	$14,280	$11,788
Interest on mortgage-backed securities	408	477	1,270	1,404
Interest on investment securities	518	956	1,909	2,830
Other interest and dividend income	132	127	395	503

Total interest income	5,941	5,718	17,854	16,525

Interest Expense
Interest on deposits	2,794	2,732	8,280	7,773
Interest on borrowings	720	829	2,349	2,147

Total interest expense	3,514	3,561	10,629	9,920

Net Interest Income	2,427	2,157	7,225	6,605
Provision (credit) for loan losses	(1,927)	75	(1,747)	225

Net Interest Income After Provision (Credit) for Loan Losses	4,354	2,082	8,972	6,380

Other Income
Other fees and service charges	434	440	1,262	1,310
Brokerage and insurance commissions	298	227	899	710
Gain (loss) on sale of available for sale investment securities	2	—	(9)	—
Gains on sales of loans and servicing rights	30	29	50	70
Increase in cash value of life insurance	224	189	631	565
Other	(3)	(101)	130	63

Total other income	985	784	2,963	2,718

Other Expense
Salaries and employee benefits	2,076	1,922	6,326	5,832
Net occupancy expense	290	209	733	621
Furniture and equipment expense	176	185	539	539
Legal and professional fees	176	171	702	486
Data processing expense	149	146	436	412
Printing and office supplies	111	61	222	192
Advertising and marketing expense	135	62	283	185
Other	431	468	1,215	1,307

Total other expense	3,544	3,224	10,456	9,574

Income (Loss) Before Income Taxes	1,795	(358)	1,479	(476)
Income taxes (benefit)	405	(266)	135	(607)

Net Income (Loss)	$1,390	$(92)	$1,344	$131

Basic Earnings (Loss) Per Share	$0.47	$(0.03)	$0.45	$0.04

Diluted Earnings (Loss) Per Share	$0.47	$(0.03)	$0.45	$0.04

Dividends Declared Per Share	$0.04	$0.16	$0.12	$0.48

See notes to consolidated condensed financial statements.

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	$3,214	$1,039	$32,152	$(1,090)	$(2,191)	$33,124
Net income	—	—	1,344	—	—	1,344
Change in accumulated other comprehensive income related to retirement plan				(165)		(165)
Change in unrealized loss on available-for-sale securities, net of income tax	—	—	—	391	—	391

Comprehensive gain						226
Dividends declared ($0.12 per share)	—	—	(359)	—	—	(359)
Common stock repurchased	—	—	—	—	(807)	(807)

Balance at September 30, 2007	$3,214	$1,039	$33,137	$(864)	$(2,998)	$33,528

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$1,344	$131
Items not requiring (providing) cash
Provision (credit) for losses on loans	(1,747)	225
Depreciation and amortization	668	928
Increase in cash value of life insurance	(631)	(565)
Mortgage loans originated for sale	(5,751)	(3,500)
Proceeds from sale of mortgage loans	5,180	3,537
Gains on sale of loans and servicing rights	(31)	(70)
Loss on sale of other real estate owned	67	—
Loss from sales of available for sale securities	9	—
Increase (decrease) in drafts payable	1	(636)
Increase in accrued interest payable	1,111	—
Other adjustments	779	1,430

Net cash used in operating activities	999	1,480

Investing Activities
Purchase of securities	(208)	(25,590)
Proceeds/principal from sale of securities	16,037	—
Proceeds/principal from maturity/calls of securities	30,750	19,500
Principal collected on mortgage-backed securities	5,036	7,209
Net change in loans	(34,477)	(30,378)
Proceeds from sales of other real estate owned	731	—
Net purchases of premises and equipment	(656)	(558)
Redemption of Federal Home Loan Bank stock	14	1,754
Purchase of investment in Ameriana Capital Trust I	—	(310)
Other investing activities	(4)	621

Net cash (used in) provided by investing activities	17,223	(27,752)

Financing Activities
Net change in demand and savings deposits	2,690	(15,344)
Net change in certificates of deposit	(5,356)	6,603
Net change in short-term borrowings	(26,000)	20,000
Proceeds from long-term borrowings	24,000	10,000
Repayment of long-term borrowings	(12,379)	(5,475)
Proceeds from issuance of subordinated debentures	—	10,310
Repurchase of common stock	(807)	(1,201)
Exercise of stock options	—	371
Tax benefit from stock options exercised	—	43
Net change in advances by borrowers for taxes and insurance	215	250
Cash dividends paid	(359)	(1,533)

Net cash (used in) provided by financing activities	(17,996)	24,024

Change in Cash and Cash Equivalents	226	(2,248)
Cash and Cash Equivalents at Beginning of Year	12,070	14,270

Cash and Cash Equivalents at End of Quarter	$12,296	$12,022

Supplemental information:
Interest paid	$9,519	$8,471
Income taxes paid	—	—

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to the 2006 unaudited interim financial statements to conform to the 2007 unaudited interim financial statement presentation. These reclassifications had no effect on net income.

NOTE B—SHAREHOLDERS’ EQUITY

On August 27, 2007, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $120,000, was accrued for payment to shareholders of record on September 14, 2007, and was paid on October 5, 2007.

No stock options were exercised during the third quarter of 2007.

NOTE C—EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$1,390	2,988,952	$0.47	$(92)	3,149,067	$(0.03)

Effect of dilutive stock options	—	—		—	—

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$1,390	2,988,952	$0.47	$(92)	3,149,067	$(0.03)

	(In thousands, except share data)
	Nine Months Ended September 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings per Share: Income available to common shareholders	$1,344	3,003,127	$0.45	$131	3,183,130	$0.04

Effect of dilutive stock options	—	—		—	4,714

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,344	3,003,127	$0.45	$131	3,187,844	$0.04

(5)

Options to purchase 206,282 and 274,427 shares of common stock at exercise prices of $12.43 to $17.05 and $14.25 to $18.30 per share were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

NOTE E—TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the “Trust”), a statutory business trust formed by the Company. The securities were sold pursuant to an applicable exemption from registration under the Securities Act of 1933, as amended. The proceeds from the issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million in subordinated

(6)

debentures issued by the Company, which constitute the sole asset of the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company's financial statements reflect the subordinated debt issued to the Trust. Interest payments are payable quarterly at a rate of the average of 6.71% and three-month LIBOR plus 150 basis points for the first five years. After the first five years, the subordinated debentures bear interest at a rate of equal to the three-month LIBOR rate plus 150 basis points. The Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. The rate at September 30, 2007 was 6.95%. The subordinated debt matures on March 15, 2036 and can be called at par anytime after March 15, 2011.

NOTE F—RETIREMENT PLAN

The following table summarizes the components of net periodic pension cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2007	2006	2007	2006
Service cost	$8	$7	$25	$22
Interest cost	29	32	88	95
Amortization of actuarial loss	3	19	8	57
Amortization of unrecognized prior service cost	15	15	45	45

Net periodic pension cost	$55	$73	$166	$219

Net periodic pension cost is recorded as a component of employee benefits in the Consolidated Condensed Statements of Operations. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portion of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.

NOTE G—CHANGE IN ACCOUNTING PRINCIPLE

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2004.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. We believe it is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and our other reports on Forms 10-Q and 8-K and other publicly available information.

(7)

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K, including in the section titled “Risk Factors,” in this Form 10-Q under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890 as a federally chartered savings bank. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. In August 2006, the Bank closed its Trust Department and adopted its present name. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Form 10-Q to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

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

Overview of the Three and Nine Months Ended September 30, 2007

During the first nine months of 2007, the Company recorded improved net interest income that resulted primarily from significant growth of the commercial loan portfolio and from the balance sheet restructuring strategy initiated in the last quarter of 2006. A credit to the allowance for loan losses was primarily responsible for the significant increase in net income for the third quarter of 2007, compared to the two prior quarters. Earnings were negatively impacted in the first quarter of 2007 by increased operating expenses, which resulted in a slight net loss for the first three months of the year. A substantial tax liability related to the Company’s restructuring of its Bank Owned Life Insurance (BOLI) produced a similar slight net loss for the second quarter of 2007.

•

The Company realized net income of $1,390,000 for the three months ended September 30, 2007, compared to a net loss of $92,000 for the same period in 2006. The recovery in the RLI litigation during the third quarter, described below, was the primary factor in the $1,344,000 net income achieved for the nine months ended September 30, 2007, compared to net income of $131,000 for the nine months ended September 30, 2006.

•

The credit to the allowance for loan losses recorded in the third quarter of 2007 was the net of a recovery of $2.8 million that resulted from our litigation against RLI Insurance Co. (“RLI”) over surety guarantees for certain lease pools in which Ameriana Bank had previously invested, reduced by a provision of $823,000 that included amounts related to two commercial credits that recently were either charged off or specifically reserved. See Part II, Item 1 – Legal Proceedings.

•	The first quarter of 2007 included a severance cost of $273,000 related to a change in management that had an after-tax impact of approximately $180,000 on the Company’s earnings.

•

Operating expense for the three months ended March 31, 2007 also included recruiting expense related to our expansion of commercial lending in metropolitan Indianapolis, and continuing fees for the RLI litigation.

•

An income tax liability of $219,000 recorded during the second quarter of 2007 resulted from a BOLI program restructuring that was designed to improve the mix of policies covering insured current and inactive employees, change carriers to improve the credit ratings of the issuers, and improve the overall yield of the portfolio of policies.

(9)

•

A continuing balance sheet management strategy that provided positive results in the first nine months of 2007 was the redeployment of funds from lower-yielding investment securities into higher-yielding commercial loans. This strategy was the primary reason that net interest margin improved 40 basis points to 2.70% for the nine months ended September 30, 2007, from 2.30% for the same period in 2006.

Financial and Strategic Issues

The improvement in overall credit quality that was achieved in 2006 continued through the first six months of 2007, but the Bank started to see some deterioration of credit quality in the third quarter as classified loans increased from $9.7 million at June 30, 2007 to $10.8 million at September 30, 2007. The Bank’s percentage of classified loans to total risk-based capital of 25.0% at September 30, 2007, was an improvement over the 32.8% a year earlier, as classified loans were reduced from $13.9 million to $10.8 million and total risk-based capital grew from $42.4 million to $43.1 million. The decline in this ratio over the twelve-month period was a result of improved work-out strategies undertaken by the Bank. Significant focus on underwriting, and a portfolio risk approach should allow the Bank to manage credit risk effectively.

Our net interest margin will continue to be impacted by actions of the Federal Reserve. After 13 prior increases of 0.25% each, the Federal Reserve raised the Federal funds target rate four additional times in 0.25% increments during the first six months of 2006. The Federal Reserve then held the rate at 5.25% until September of 2007, when it changed direction and reduced the rate 50 basis points to 4.75%, where it remained at the end of the third quarter. The U.S. Treasury yield curve remained relatively flat through most of 2006 and the first nine months of 2007, which negatively impacted most financial institutions. Our interest-bearing liabilities re-price to current market conditions faster than our interest-earning assets, which can potentially decrease our net interest margin in a rising interest rate environment. The expected improvement in the mix of interest-earning assets in 2007, with the reinvestment of funds from lower-yielding investment securities into commercial loans, will have a positive impact on our net interest margin.

The Company’s short and long-term action plans include:

•	Diversifying the loan portfolio by reducing the concentration in commercial real estate and expanding commercial, residential real estate and consumer lending.

•

Focusing on retail banking activities, including an emphasis on transactional deposit growth, expanding customer relationships as measured by products per household, and acquisition of new customer relationships.

•	Improving the efficiency ratio of the Company.

•	Reducing the size of the investment portfolio as a percentage of total assets.

We will continue to focus on these strategies in the fourth quarter of 2007 in order to continue the improvements realized in 2006 that were also carried forward through the first nine months of 2007.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult, subjective or complex. We consider the allowance for loan losses and mortgage servicing rights to be our critical accounting policies.

(10)

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), asset quality trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

FINANCIAL CONDITION

Total assets of $422.1 million at September 30, 2007, represented a decrease of $15.1 million from the December 31, 2006 total of $437.2 million. The decrease resulted primarily from management’s decision to reduce the size of the investment portfolio (particularly lower-yielding securities) and to use a portion of the cash flows from the portfolio to paydown Federal Home Loan Bank borrowings.

Cash and cash equivalents of $12.3 million at September 30, 2007, were essentially unchanged from the December 31, 2006 total of $12.1 million. The total impact from management’s strategy to reduce the size of the investment securities portfolio was a reduction in the level of securities of $51.2 million to $78.6 million at September 30, 2007 from $129.8 million at December 31, 2006. The proceeds from the investment securities portfolio were used to fund loan portfolio growth and reduce the Company’s level of borrowings.

(11)

Net loans increased $33.1 million, or 13.3%, during the nine-month period to $282.3 million, mostly due to increases in both the commercial loan portfolio and the portfolio of residential real estate first mortgages. The commercial loan growth of $19.4 million, or 15.8%, to $141.9 million was achieved primarily through the addition of highly-seasoned commercial lenders as part of the Bank’s Indianapolis metropolitan market expansion strategy. The residential real estate first mortgage loan portfolio growth of $14.0 million, or 13.3%, to $118.7 million, included the purchase of $3.9 million of fixed-rate loans in the first quarter of 2007. In addition to adding to the growth of the portfolio, this purchase was also designed to improve the geographic diversification of the portfolio. As a result of our interest rate risk management strategy implemented in the second quarter of 2007 to sell longer-term fixed-rate residential loans, sales of residential mortgage loans into the secondary market grew from $787,000 for the first six months of the year to $3.9 million for the third quarter of 2007. The residential mortgage loan strategy is reviewed on a regular basis to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Total deposits declined $2.7 million, or 0.8%, during the first nine months of 2007 to $319.8 million, with higher-costing certificates of deposit declining $5.4 million. The combined total for checking, savings, and money market accounts was up $2.7 million for the period. The Bank’s markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce an acceptable marginal cost for both existing and new deposits.

Borrowings decreased by $14.4 million during the first nine months of 2007 to $60.3 million, as the Bank applied cash flows from the investment portfolio that were in excess of amounts needed to fund the loan portfolio growth during the period to pay down borrowings. Wholesale funding strategies and sources are continuously being analyzed in an effort to control the cost of this alternative to organic deposit account funding.

Net income of $1.3 million was the primary factor in shareholders’ equity growth of $404,000 for the nine months ended September 30, 2007, offset by the repurchase of 63,000 shares of common stock at a cost of $807,000 and $359,000 to pay the three quarterly shareholder dividends. Adjustments included an addition of $391,000 to equity related to the improvement in the market value of investment securities, and a reduction of $165,000 related to the Company retirement plan.

RESULTS OF OPERATIONS

Third Quarter of 2007 compared to the Third Quarter of 2006

The Company realized net income of $1.4 million, or $0.47 per diluted share, for the third quarter of 2007, compared to a net loss of $92,000, or $0.03 per diluted share, for the third quarter of 2006. The difference of $1.5 million resulted primarily from the after-tax benefit from the RLI loss recovery of $2.8 million net of the third quarter loan loss provision of $823,000. There were other major income statement component differences between the two quarters:

•

The Company produced a $270,000, or 12.5%, increase in net interest income resulting from a 50 basis point improvement in net interest margin from 2.24% to 2.74%. The improvement in net interest income was also accomplished with a lower average earning asset total for the third quarter of 2007 than the same period in 2006.

•	Other income for the third quarter of 2007 was $985,000, a $201,000, or 25.6%, improvement over the $784,000 recorded for the same quarter of 2006.

•	$3.5 million in other expense for the third quarter of 2007, represented a $320,000 or 9.9% increase over other expense of $3.2 million for the same quarter of 2006.

•

A $671,000 increase in income tax expense for the third quarter of 2007, compared to the same quarter of 2006, resulted primarily from the difference between the credit to the allowance for loan losses for the three months ended September 30, 2007, and the loan loss provision expense for the three months ended September 30, 2006.

(12)

Net Interest Income

Net interest income on a fully tax equivalent basis increased $355,000 to $2.6 million for the third quarter of 2007 compared to $2.3 million for the same period of 2006. The Company improved its net interest margin on a fully tax equivalent basis by 50 basis points to 2.74% for the third quarter of 2007 from 2.24% for the third quarter of 2006. The improvement in net interest income and net interest margin was accomplished primarily through the balance sheet restructuring strategy implemented in November of 2006, coupled with the significant loan growth that included both commercial and residential first mortgage loans. A higher average cost of funds for the third quarter of 2007 compared to the same period in 2006 had a negative impact on efforts to further improve the net interest margin.

Tax-exempt interest was $352,000 for the third quarter of 2007 compared to $184,000 for the third quarter of 2006. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax equivalent adjustments were $180,000 and $95,000 for the third quarters of 2007 and 2006, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2007	2006
Balance at beginning of quarter	$2,730	$2,993
Provision (credit) for loan losses	(1,927)	75
Charge-offs	(818)	(31)
Recoveries	2,754	36

Net recoveries	1,936	5

Balance at end of period	$2,739	$3,073

Allowance to total loans	0.96%	1.23%

Allowance to non-performing loans	112.25%	65.86%

We had a credit to the allowance for loan losses of $1.9 million in the third quarter of 2007 compared to a provision of $75,000 for the same period in 2006. The change in provision expense was primarily due to the loss recovery in the third quarter of 2007 of $2.8 million that resulted from our litigation against RLI, reduced by a net provision of $823,000 that included amounts related to two commercial credits previously totaling $2.3 million that recently were either charged off or charged down.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2007	2006
Loans accounted for on a non-accrual basis	$2,388	$4,648
Accruing loans contractually past due 90 days or more	52	18

Total of non-accrual and 90 days past due loans	$2,440	$4,666

Percentage of total net loans	0.86%	1.88%

Other non-performing assets (1)	$2,962	$1,625

(13)

(1)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-accrual loans declined $2.3 million from $4.7 million at September 30, 2006 to $2.4 million at September 30, 2007, primarily due to transfers into real estate owned that resulted from the Bank’s continued workout strategies. This decrease was also impacted by the sale of one non-accrual loan totaling $1.4 million that occurred in the fourth quarter of 2006 and resulted in a loss of $385,000. Two credit relationships totaling $1.3 million moved into non-accrual during the third quarter of 2007. The two credits are both commercial real estate loans, a land development loan and a loan secured by multiple investment properties. We have reserved $166,000 for possible losses on these two credits.

Other non-performing assets, real estate owned, increased to $3.0 million at September 30, 2007 from $1.6 million at September 30, 2006, with additions from the non-accrual category as discussed above.

Other Income

The $201,000 increase in total other income for the third quarter of 2007, compared to the same period in 2006, resulted primarily from an increase of $71,000 in brokerage and insurance commissions, a $35,000 improvement in the increase in cash value of life insurance, and a reduction of $120,000 in net losses from other real estate owned. The improvement in brokerage and insurance commissions was mainly due to higher commission income from the investment center that resulted from increased sales.

Other Expense

The $320,000 increase in total other expense in the third quarter of 2007, compared to the third quarter of 2006, resulted primarily from:

•

A $154,000, or 8.0% increase in salaries and employee benefits relating primarily to the expansion of the Bank’s commercial lending operations over the past year, and to higher salaries and employee benefits related to normal annual increases.

•

An $81,000, or 38.8% increase in net occupancy expense resulting primarily from higher real estate taxes on office properties, and from major maintenance to office properties that did not meet the criteria for capitalization.

•

A $50,000 increase in printing and office supplies, and a $73,000 increase in advertising and marketing expense relating primarily to the major initiative of re-branding the Company that also included the roll-out of a new logo.

Income Tax Expense

The $671,000 difference in income taxes from a tax benefit of $266,000 for the third quarter of 2006 to an income tax expense of $405,000 for the same period of 2007, related primarily to the income tax expense resulting from the $1.9 million credit to the allowance for loan losses for the third quarter of 2007.

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the deferred tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary. Operating income from AIMI is not subject to state income taxes under current state law, and is the primary reason for the deferred tax asset.

Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006

The Company realized net income of $1.3 million, or $0.45 per diluted share, for the nine months ended September 30, 2007, compared to net income of $131,000, or $0.04 per diluted share, for the same period of 2006. The $1.2 million difference in net income and $0.41 increase in earnings per share resulted primarily from the after-tax benefit from the RLI loss recovery of $2.8 million received in the third quarter net of the loan loss provision of $1.0 million incurred for the nine months ended September 30, 2007.

(14)

•

The $620,000 growth in net interest income was accomplished through a significant improvement in net interest margin that produced a benefit that exceeded a corresponding negative impact from a lower level of average earning assets.

•

Total other income increased $245,000, primarily as a result of significant growth in brokerage and insurance commissions, a larger increase in the cash value of bank owned life insurance, and a reduction in net losses from other real estate owned.

•

The $882,000 increase in total other expense resulted primarily from five factors: (1) an increased expense for salaries and employee benefits arising from the liability for severance pay recorded in the first quarter; (2) higher staffing levels in commercial lending and credit review; (3) higher real estate taxes and major maintenance to office properties; (4) a significant increase in legal fees related to the RLI Insurance Company litigation; and (5) higher marketing expense related to the major initiative of re-branding the Company.

•

The $742,000 increase in income tax expense resulted primarily from the difference between the credit to the allowance for loan losses for the nine months ended September 30, 2007, compared to the loan loss provision for the nine months ended September 30, 2006, and the tax liability booked in the second quarter of 2007 that resulted from the restructuring of the BOLI program.

Net Interest Income

Net interest income on a fully tax equivalent basis increased $866,000 to $7.7 million for the nine months ended September 30, 2007, compared to $6.9 million for the same period of 2006. The Company improved its net interest margin on a fully tax equivalent basis by 40 basis points to 2.70% for the first nine months of 2007 from 2.30% for the first nine months of 2006. The improvement in net interest income and net interest margin was accomplished primarily through the balance sheet restructuring strategy implemented in November of 2006, coupled with the significant loan growth that included both commercial and residential first mortgage loans. A higher average cost of funds for the first nine months of 2007 compared to the same period in 2006 had a negative impact on efforts to further improve the net interest margin.

Tax-exempt interest was $1.0 million for the first nine months of 2007 compared to $539,000 for the first nine months of 2006. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax equivalent adjustments were $524,000 and $278,000 for the first nine months of 2007 and 2006, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
Balance at beginning of year	$2,616	$2,835
Provision (credit) for loan losses	(1,747)	225
Charge-offs	(926)	(113)
Recoveries	2,796	126

Net recoveries	1,870	13

Balance at end of period	$2,739	$3,073

We had a credit to the allowance for loan losses of $1.7 million for the first nine months of 2007, compared to a provision of $225,000 for the same period in 2006. The change in provision expense was primarily due to the loss recovery in the third quarter of 2007 of $2.8 million that resulted from our litigation against RLI, reduced by a net provision of $1.0 million for the nine months ended September 30, 2007 that included amounts related to two commercial credits that were also either charged off or charged down in the third quarter.

(15)

Other Income

The $245,000 increase in total other income for the first nine months of 2007, compared to the same period in 2006, resulted from an increase of $189,000 in brokerage and insurance commissions, a $66,000 improvement in the increase in cash value of life insurance, and a $91,000 reduction in net losses from other real estate owned. The improvements listed above were partially offset by a $48,000 decline in other fees and service charges, of which $40,000 related to trust services fees. During 2006, the Company discontinued offering trust services. The increase in brokerage and insurance commissions was mainly due to higher commission income from the investment center that resulted from increased sales. The improvement in the increase in the cash value of life insurance resulted from the BOLI program restructuring that occurred earlier in the year. Net losses from other real estate owned in the third quarter of 2006 included a sale that resulted in a $175,000 loss.

Other Expense

The $882,000 increase in total other expense for the first nine months of 2007, compared to the same period of 2006, resulted primarily from higher total salaries and employee benefits expense, an increase in office occupancy expense, a significant increase in legal and professional fees, and higher advertising and marketing expense.

•

The $494,000 increase in salaries and employee benefits resulted primarily from the $273,000 liability for severance pay recorded in the first quarter, and from higher staffing levels in commercial lending and credit review.

•

A $112,000 increase in net office occupancy expense related primarily to a $35,000 rise in real estate tax expense, and a $51,000 increase in repairs and maintenance to improve the condition of office properties.

•

The $216,000 increase in legal and professional fees was due primarily to a significant increase in costs associated with the litigation related to the RLI Insurance Company. See “Part II, Item 1 – Legal Proceedings” for additional detail on legal proceedings.

•	The $98,000 increase in advertising and marketing expense related primarily to the major initiative of re-branding the Company that also included the roll-out of a new logo.

Income Tax Expense

The $742,000 difference between the $135,000 in income tax expense for the nine months ended September 30, 2007, and $607,000 in income tax benefit recorded for the same period in 2006 resulted primarily from two factors:

•

The difference between the $1.7 million credit to the allowance for loan losses for the nine months ended September 30, 2007, compared to the $225,000 loan loss provision expense for the nine months ended September 30, 2006; and

•	The $219,000 income tax liability booked in the second quarter of 2007 that resulted from the restructuring of the Company’s BOLI program.

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

(16)

For the nine months ended September 30, 2007, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds. In addition, we have the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB system and the Federal Reserve Bank Discount Window programs, through the brokered certificates market, and securities sold under agreements to repurchase. We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

At September 30, 2007, we had $2.5 million in loan commitments outstanding and $37.2 million of available commercial and home equity lines of credit. Certificates of deposit due within one year of September 30, 2007, totaled $153.0 million, or 47.8% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of September 30, 2007. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced growth of $33.1 million in net loans receivable for the first nine months of 2007, with $3.9 million coming from the purchase of residential mortgage loans. In the first nine months of 2006, we experienced an increase of $29.5 million in net loans receivable, and the growth included loan purchases totaling $15.6 million of which $12.1 million were residential mortgage loans.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits declined by $2.7 million and FHLB advances were reduced by $14.4 million during the first nine months of 2007. There were no brokered certificates at either September 30, 2007 or December 31, 2006.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund the stock repurchase program. We paid $359,000 in cash dividends to our shareholders for the nine-month period ended September 30, 2007, compared to $1.5 million for the same period of 2006. The dividend rates were $0.12 per share and $0.48 per share for the first nine months of 2007 and 2006, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2007 and December 31, 2006, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2007, that management believes have changed this classification.

(17)

Actual and required capital amounts and ratios for the Bank are as follows:

	September 30, 2007
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$23,232	14.83%	$43,065
Tier 1 capital (to risk-weighted assets)	4.0	11,616	13.84	40,193
Core capital (to adjusted total assets)	3.0	12,500	9.65	40,193
Core capital (to adjusted tangible assets)	2.0	8,333	9.65	40,193
Tangible capital (to adjusted total assets)	1.5	6,250	9.65	40,193

	December 31, 2006
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$21,474	15.49%	$41,572
Tier 1 capital (to risk-weighted assets)	4.0	10,737	14.46	38,824
Core capital (to adjusted total assets)	3.0	13,585	8.57	38,824
Core capital (to adjusted tangible assets)	2.0	9,057	8.57	38,824
Tangible capital (to adjusted total assets)	1.5	6,793	8.57	38,824

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

(18)

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk (“IRR”) is the risk to earnings and capital arising from movements in interest rates. IRR can result from:

•	timing differences in the maturity/repricing of an institution's assets, liabilities, and off-balance sheet contracts;

•	the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals;

•	unexpected shifts of the yield curve; and

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

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
September 30, 2007
Year 1	$11,191	$11,032	$10,624	1.44%	(3.70)%
Year 2	$11,570	$11,283	$10,092	4.88%	(8.52)%

December 31, 2006
Year 1	$9,652	$9,755	$9,797	(1.06)%	0.43%
Year 2	$10,124	$10,396	$10,273	3.78%	5.31%

(19)

The results from modeling our balance sheet structure as of September 30, 2007, incorporating current replacement assumptions, indicate that our overall IRR exposure to rising interest rates increased, while our IRR exposure to falling interest rates improved from December 31, 2006 as we utilized strategies designed to grow net interest income. Our IRR exposure has been maintained well within acceptable levels. The substantial increase in projected base net interest income at September 30, 2007, compared to December 31, 2006, is reflective primarily of the Company’s efforts to reinvest cash flows from lower-yielding securities in higher-yielding loans with a resulting improvement in net interest margin.

Management plans to remain highly focused on developing additional strategies designed to further grow net interest income, and also intends to add interest rate risk hedge positions if it is determined to be necessary to keep the Company within reasonable risk levels.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(20)

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As previously reported, the Bank has been involved in litigation relating to its interests in two pools of equipment leases originated by Commercial Money Center, Inc. (“CMC”), a California-based equipment leasing company that is now in bankruptcy. In June and September 2001, the Bank purchased the income streams from two separate pools of commercial leases totaling $12.0 million. The leases within the pools were supported by surety bonds issued by American Motorist Insurance Company (“AMICO”) and RLI Insurance Company (“RLI”), each rated at least “A” by A.M. Best at the time of the purchase. The bonds guaranteed payment of all amounts due under the leases in the event of default by the lessee. Each pool was sold under the terms of a Sales and Servicing Agreement, which provided for the insurers to service the leases. In each case, the insurers assigned their servicing rights and responsibilities to Commercial Servicing Corporation, (“CSC”), a California-based company, which is now in bankruptcy. When the lease pools went into default, notice was given to each insurer. AMICO made payments pursuant to the leases under a reservation of rights. RLI paid nothing. Both insurers claimed that they were defrauded by CMC, the originator of the leases. Both denied responsibility for payment. In 2005, the Bank settled all claims it had against AMICO for a $2.3 million payment and on September 6, 2007, the Bank received a payment of $2.75 million to settle all claims it had against RLI.

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were deposited into the wrong account at the Bank. The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation.

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

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description
Exhibit 3,	Amended and Restated Bylaws of Ameriana Bancorp (1)

Exhibit 31,	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32,	Section 1350 Certifications

(1)	Incorporated herein by reference to the Exhibits to the Form 8-K as filed with the Securities and Exchange Commission on October 2, 2007.

(21)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 12, 2007	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer (Duly Authorized Representative)

DATE: November 12, 2007	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)