Form 10-K
period 2007-12-31
AMERIANA BANCORP
filed 2008-03-31
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-18392

AMERIANA BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-1782688
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2118 Bundy Avenue, New Castle, Indiana	47362-1048
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 529-2230

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 29, 2007 was approximately $27.8 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 28, 2008, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K

i

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

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB. On July 31, 2006, the Bank closed its Trust Department and adopted its present name on September 12, 2006. As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana and a loan production office in Carmel, Indiana. The Bank offers a wide range of consumer and commercial banking services, including: (i) accepting deposits; (ii) originating commercial, mortgage, consumer and construction loans; and (iii) through its subsidiaries, providing investment and brokerage services and insurance services.

The Bank has three wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit-related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with LPL Financial. AIMI manages the Company’s investment portfolio.

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

Competition. The geographic markets we serve are highly competitive for deposits, loans and other financial services, including retail brokerage services and insurance. Our direct competitors include traditional banking and savings institutions as well as other non-bank providers of financial services such as insurance companies, brokerage firms, mortgage companies and credit unions located in the Bank’s market area. Additional significant competition for deposits comes from money market mutual funds and corporate and government debt securities.

The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers and insurance companies. The Bank has been able to compete effectively in its market area.

The Bank has banking offices in Henry, Hancock, Hendricks, Shelby and Madison Counties in Indiana. The Bank competes with several commercial banks and savings institutions in our primary service area and in surrounding counties, many of which have capital and assets that are substantially larger than the Bank.

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

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$83,282	27.88%	$62,112	24.48%	$68,484	30.58%	$76,222	37.76%	$76,033	36.12%
Residential	139,980	46.86	125,424	49.43	98,495	43.99	93,544	46.35	100,865	47.92
Construction	48,880	16.36	47,984	18.91	44,803	20.01	13,339	6.61	18,035	8.57
Commercial loans	18,665	6.25	12,446	4.90	7,962	3.56	14,334	7.10	7,672	3.64
Municipal loans	2,945	0.99	—	—	—	—	—	—	—	—
Consumer loans:
Mobile home and auto loans	3,838	1.28	3,354	1.32	3,098	1.38	3,656	1.81	5,191	2.47
Loans secured by deposits	652	0.22	637	0.25	582	0.26	506	0.25	811	0.39
Home improvement loans	48	0.02	48	0.02	218	0.10	113	0.06	206	0.10
Other	421	0.14	1,750	0.69	276	0.12	129	0.06	1,661	0.79

Total	298,711	100.00%	253,755	100.00%	223,918	100.00%	201,843	100.00%	210,474	100.00%

Less:
Loans in process	1,892		1,769		2,485		1,966		2,271
Deferred loan fees (expense)	(131)		98		307		405		318
Loan loss reserve	2,677		2,616		2,835		3,128		3,744

Subtotal	4,438		4,483		5,627		5,499		6,333

Total	$294,273		$249,272		$218,291		$196,344		$204,141

The following table shows, at December 31, 2007, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2008	2009 - 2012	2013 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$6,794	$14,371	$202,097	$223,262
Real estate construction	22,593	10,931	15,356	48,880
Other	7,968	13,035	5,566	26,569

Total	$37,355	$38,337	$223,019	$298,711

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2007, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$96,443	$120,025	$216,468
Real estate construction	2,854	23,433	26,287
Other loans	2,584	16,017	18,601

Total	$101,881	$159,475	$261,356

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period. The Bank sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio. The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter. The residential mortgage loans originated and retained by the Bank in 2007 were composed of similar amounts of fixed-rate loans and hybrid loans that have a fixed-rate for five or seven years, and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are made typically as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. Residential real estate construction loans were $3.8 million of the construction loan portfolio at December 31, 2007 compared to $6.4 million at December 31, 2006.

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

In 2007, the Bank added $40.3 million in residential real estate loans, including $13.3 million in loans acquired through brokers and $3.9 million in loans purchased from another financial institution. The total included $20.1 million in adjustable-rate residential mortgage loans, including hybrids, with $10.8 million from brokers, and $20.2 million of fixed-rate loans, with $6.4 million from brokers and another financial institution. Sales of fixed-rate residential mortgage loans into the secondary market in 2007 and 2006 were $4.9 million and $3.6 million, respectively. Gains on residential loan sales in 2007 were $108,000 compared with $89,000 in 2006.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner occupied and non owner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. At December 31, 2007, the Bank’s individual commercial real estate loan balances ranged from $5,000 to $4.4 million. Our commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, non-owner occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $45.1 million or 92.2% of the construction loan portfolio at December 31, 2007 compared to $41.5 million or 86.5% at December 31, 2006. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2007, the largest commercial real estate lending relationship included three credits with total commitments of $5.8 million and outstanding balances totaling $5.3 million. All of the individual credits were performing according to their original terms at December 31, 2007.

Municipal Lending. At December 31, 2007, the Bank’s loan portfolio included two municipal loans with approved credit limits totaling $3.3 million and outstanding balances totaling $2.9 million. The largest loan has a credit limit of $3.2 million and had an outstanding balance of $2.8 million at December 31, 2007. This loan has a fixed-rate of interest, is non-amortizing, and has a maturity date in 2012.

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

At December 31, 2007, the largest commercial relationship included sixteen credits with outstanding balances totaling $5.2 million that were secured by manufacturing equipment, inventory, accounts receivable, and an aircraft. All of the individual credits were performing according to their original terms at December 31, 2007.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, depositors and walk-in customers, and commissioned loan agents. The Bank also obtains residential loans and commercial loans from other financial institutions. The Bank obtained $33.3 million in loans of all types through loan participations and whole loan purchases in 2007. At December 31, 2007, balances outstanding for all loans acquired as participations or whole loan purchases totaled $62.1 million. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2007, the Bank was servicing $134.0 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2007 was $865,000.

Management believes that purchases of loans and loan participations are desirable when local mortgage demand is less than the local supply of funds available for mortgage originations or when loan terms available outside the Bank’s local lending areas are favorable to those available locally. Additionally, purchases of loans may be made to diversify the Bank’s lending portfolio. The Bank’s loan purchasing activities fluctuate significantly. The seller generally performs the servicing of purchased loans. The Bank utilizes the same underwriting and monitoring processes and standards for loans it purchases as it would for internally generated loans. To cover servicing costs, the service provider retains a portion of the interest being paid by the borrower. In addition to whole loan purchases, the Bank also purchases participation interests in loans. Both whole loans and participations are purchased on a yield basis.

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.

Loan Underwriting. During the loan approval process, the Bank assesses both the borrower’s ability to repay the loan and the adequacy of the underlying security. Potential residential borrowers complete an application that is submitted to a commissioned loan originator. As part of the loan application process, the Bank obtains information concerning the income, financial condition, employment and credit history of the applicant. In addition, qualified appraisers inspect and appraise the property that is offered to secure the loan. The Bank’s underwriter or the senior vice president of mortgage banking approve or deny the loan request.

Consumer loan applications are evaluated using a multi-factor based scoring system or by direct underwriting.

Commercial loans are submitted to the Bank’s credit analysts for review, financial analysis and for preparation of a Loan Approval Memorandum. The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve loans between $1.0 million and $4.5 million. The Board of Directors approves all loans in excess of $4,500,000. If an expedient approval is necessary for requests over $1.0 million but less than $4.5 million, approval may be obtained by two of the following individuals: Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Chief Lending Officer. In connection with the origination of single-family, residential adjustable-rate loans, borrowers are qualified at a rate of interest equal to the second year rate, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

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

The Bank follows the collection processes required by Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis to manage residential loans underwritten for the secondary market. The collection practices for all other loans adhere with the Bank’s loan policies and regulatory requirements. It is the Bank’s intention to be proactive in its collection of delinquent accounts while adhering to state and federal guidelines.

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

The following table sets forth information with respect to the Company’s aggregate non-performing assets at the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real Estate:
Residential	$1,465	$657	$494	$1,083	$1,691
Commercial	303	—	—	3,032	3,390
Construction	870	2,616	1,960	1,604	3,217
Commercial	—	—	14	10	85
Consumer	—	53	—	7	—

Total	2,638	3,326	2,468	5,736	8,383

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	—	71	90	143	74
Consumer	—	13	—	1	—

Total	—	84	90	144	74

Total of non-accrual and 90 days past due loans (1)	$2,638	$3,410	$2,558	$5,880	$8,457

Percentage of total loans	0.88%	1.35%	1.16%	2.95%	4.07%

Other non-performing assets (2)	$2,517	$610	$1,413	$572	$623

(1)	The Company had no troubled debt restructurings at the dates indicated.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s non-performing loans decreased $772,000 for the year ended December 31, 2007. The total at December 31, 2007 would have been higher and represented an increase for the year had two major credits with outstanding balances totaling $2.4 million not been transferred to other real estate owned during 2007. Both credits were real estate construction loans, with one being a 42 unit condominium project and the other a high-end single-family residential property.

Non-accrual residential real estate loans increased to $1.5 million at December 31, 2007 from $657,000 at December 31, 2006 due to weaknesses in the real estate markets that we serve.

Interest income that would have been recorded for 2007 had non-accruing loans been current in accordance with their original terms and had been outstanding throughout the period was $199,000. The amount of interest related to non-accrual loans included in interest income for 2007 was $28,000.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2007, the Bank’s allowance for loan losses amounted to $2.7 million.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank’s loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at Beginning of Period	$2,616	$2,835	$3,128	$3,744	$8,666

Charge-Offs:
Real estate loans:
Commercial	1	540	34	674	68
Residential	14	36	237	208	182
Construction	488	—	1,165	20	—
Commercial loans	538	16	31	16	10,902
Consumer loans	72	87	65	216	242

	1,113	679	1,532	1,134	11,394

Recoveries:
Real estate loans:
Residential	1	9	97	—	1
Commercial	—	4	552	—	—
Commercial loans	2,772	108	3,515	—	—
Consumer loans	28	39	43	126	31

	2,801	160	4,207	126	32

Net recoveries (charge-offs)	1,688	(519)	2,675	(1,008)	(11,362)

Transfer to allowance for unfunded commitments	—	—	(116)	—	—

Provision (credit) for loan losses	(1,627)	300	(2,852)	392	6,440

Balance at end of period	$2,677	$2,616	$2,835	$3,128	$3,744

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(0.62)%	0.22%	(1.30)%	0.52%	4.25%

Allowance for loan losses to loans	0.90%	1.04%	1.28%	1.57%	1.80%

The Company had a credit of $1.6 million for 2007 compared to a provision of $300,000 in 2006. The 2007 credit was primarily a result of the $2.8 million settlement received from the RLI litigation exceeding the total of charge-offs and general provision amount for the year. Total charge-offs of $1.1 million for 2007 included $1.0 million related to three commercial credits, a commercial real estate construction loan and two commercial loans, previously totaling $2.8 million that were either charged off or charged down. The 2006 expense reflected normal provisions resulting from increased loan growth and an increase in nonperforming loans, offset by a decrease in charge-offs. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

The Company had a credit of $2.9 million for 2005. The 2005 credit reflected net recoveries of $2.7 million. The 2005 recoveries of $4.2 million included settlements related to the CMC lease pools and full recovery of a $509,000 commercial real estate loan that was fully charged off in 2004. The two lease pools purchased from CMC totaling $10.9 million had 50% reserves at year-end 2002 due to an expected lengthy litigation process, and the remaining 50% was charged off in 2003 due to continuing uncertainty surrounding the prospects for eventual recovery from the sureties (see Item 3 – “Legal Proceedings” for more information on the CMC leases).

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

	At December 31,
	2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$550	27.88%	$716	24.48%	$1,545	30.58%
Residential	348	46.86	245	49.43	502	43.99
Construction	999	16.36	1,524	18.91	697	20.01
Commercial loans	571	6.25	75	4.90	27	3.56
Municipal loans	—	0.99	—	—	—	—
Consumer loans	209	1.66	56	2.28	64	1.86

Total allowance for loan losses	$2,677	100.00%	$2,616	100.00%	$2,835	100.00%

	At December 31,
	2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$2,013	37.76%	$1,686	36.12%
Residential	462	46.35	620	47.92
Construction	247	6.61	1,095	8.57
Commercial loans	319	7.10	192	3.64
Consumer loans	87	2.18	151	3.75

Total allowance for loan losses	$3,128	100.00%	$3,744	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, collateralized mortgage obligations, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 19.1% of the Bank’s total interest income (and dividends) for fiscal 2007. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of obligations issued by federal agencies such as Fannie Mae, the FHLB and the Federal Farm Credit Banks System, mortgage-backed securities issued by Ginnie Mae and Freddie Mac. The Bank has also invested in trust-preferred securities, municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLBs). As a member of the FHLB System, the Bank is also required to hold stock in the FHLBs of Indianapolis and Cincinnati. At December 31, 2007, the Bank owned a money market mutual fund issued by Evergreen Investments with both a book value and market value of $12.3 million. The Bank did not own any other security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2007.

The following table sets forth the carrying value of the Bank’s investments in federal agency obligations and mortgage-backed securities and other investments at the dates indicated. All of these investments were available for sale.

	Available For Sale At December 31,
	2007	2006
	(In thousands)
Federal agencies	$6,011	$44,751
Mortgage-backed securities	31,509	37,207
Equity securities	1,518	12,831
Municipal securities	27,654	34,486
Other investment securities	—	501

Total investments	$66,692	$129,776

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2007. The Bank’s federal agencies investment portfolio consists of obligations issued by Freddie Mac, FHLB, Fannie Mae and the Federal Farm Credit Banks System.

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Federal agencies	$6,011	5.25%	—	—	—	—	—	—	$6,011	5.25%
Municipal securities (1)	—	—	$4,315	5.40%	$15,780	5.34%	$7,559	6.11%	27,654	5.56
Equity securities (2)	1,518	4.28	—	—	—	—	—	—	1,518	4.28

(1)	Presented on a tax equivalent basis using a tax rate of 34%.
(2)	Equity securities have no stated maturity date.

The Bank’s mortgage-backed securities include both fixed and adjustable-rate securities. At December 31, 2007, the Bank’s mortgage-backed securities consisted of the following:

	Carrying Amount	Average Yield
	(Dollars in thousands)
Variable-rate:
Repricing in one year or less	$46	6.84%
Repricing in one to five years	3,485	4.58

Repricing in five to ten years	8,752	5.06
Repricing in more than ten years	3,660	4.30
Fixed-rate:
Maturing in five years or less	10,197	4.50
Maturing in five to ten years	5,360	5.94
Maturing in more than ten years	9	8.00

Total	$31,509	4.89%

Sources of Funds

General. Checking and savings accounts, certificates of deposit and other types of deposits have traditionally been an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales and repayments is influenced by general interest rates and other market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

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

As of December 31, 2007, approximately 44.5%, or $140.1 million, of the Bank’s aggregate retail deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

Interest earned on statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for the Bank. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. Management establishes the interest rate on these accounts weekly.

The Bank also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well.

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market. The Bank held no brokered certificates at December 31, 2007 and December 31, 2006.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2007		Balance at December 31, 2006		Increase (Decrease) from Prior Year
	(Dollars in thousands)
Noninterest-bearing accounts	$20,429	6.49%	$19,905	6.17%	$524	2.63%
Savings deposits	21,385	6.79	22,637	7.02	(1,252)	(5.53)
NOW accounts	29,193	9.28	27,584	8.56	1,609	5.83
Super NOW accounts	33,114	10.52	36,577	11.35	(3,463)	(9.47)
Money market deposit accounts	35,976	11.43	27,483	8.52	8,493	30.90
Certificate accounts:
Certificates of $100,000 and more	42,470	13.50	39,033	12.11	3,437	8.81
Fixed-rate certificates:
12 months or less	99,612	31.65	125,005	38.77	(25,393)	(20.31)
13-24 months	21,309	6.77	9,556	2.96	11,753	122.99
25-36 months	3,764	1.19	5,630	1.74	(1,866)	(33.14)
37 months or greater	6,428	2.04	7,941	2.46	(1,513)	(19.05)
Variable-rate certificates:
18 months	1,066	0.34	1,083	0.34	(17)	(1.57)

Total	$314,746	100.00%	$322,434	100.00%	$(7,688)	(2.38)%

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products to the customer. They include noninterest-bearing and interest-bearing NOW accounts, interest-bearing Super NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years. The Bank’s Super NOW account, which was introduced in 2003 and pays tiered premium money market rates with unlimited check writing privileges, had a portfolio balance of $33.1 million at December 31, 2007.

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2007, 2006 and 2005 are calculated from actual daily balances.

	For the Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Interest-bearing demand deposits	$61,754	2.48%	$69,990	2.55%	$93,066	2.29%
Money market deposit accounts	32,349	3.55	22,460	1.99	27,140	1.33
Savings deposits	22,568	0.39	23,867	0.40	26,657	0.45
Time deposits	183,353	4.47	199,934	4.13	176,173	3.11

Total interest bearing deposits	300,024	3.66	316,251	3.35	323,036	2.50
Non-interest-bearing demand and savings deposits	20,729		19,719		18,226

Total deposits	$320,753		$335,970		$341,262

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)
Less than 2.00%	$—	$144	$2,774
2.00% - 3.99%	46,977	41,879	113,290
4.00% - 5.99%	127,628	146,180	75,678
6.00% - 7.99%	44	45	94

	$174,649	$188,248	$191,836

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2007.

	Amount Due
Rate	Less Than One Year	1-2 Years	2-3 Years	More Than 3 Years	Total
	(In thousands)
2.00% - 3.99%	$38,385	$5,477	$1,504	$1,611	$46,977
4.00% - 5.99%	95,290	22,247	3,503	6,588	127,628
6.00% - 7.99%	4	12	24	4	44

	$133,679	$27,736	$5,031	$8,203	$174,649

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2007.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$12,470
Over three through six months	9,127
Over six through twelve months	11,767
Over twelve months	9,106

Total	$42,470

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2007, the Bank had $58.2 million of FHLB advances outstanding.

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

Borrowings decreased $6.2 million in 2007 as cash flows from the investment securities portfolio that were not needed to fund the Bank’s loan portfolio growth were used to pay down FHLB advances.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust. The Company purchased 100% of the common stock of Trust I for $0.3 million. Trust I issued $10.0 million in trust preferred securities and those proceeds combined with the $0.3 million in proceeds from the issuance of common stock were used to purchase $10.3 million in subordinated debentures issued by the Company. The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I. The subordinated debentures bear a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the subordinated debentures will bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2007, the debentures had an interest rate of 6.46%.

The following table sets forth certain information regarding borrowings from the FHLBs at the dates and for the periods indicated.

	At or for the Year Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$58,203	$64,373	$66,589
Subordinated debentures	10,310	10,310	—
Weighted average rate paid on
FHLB advances at end of period	4.29%	4.60%	3.93%
Subordinated debentures	6.46	6.79	—
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$66,324	$91,414	$73,729
Subordinated debentures	10,310	10,310	—
Approximate average amounts outstanding:
FHLB advances	$53,138	$58,707	$49,045
Subordinated debentures	10,310	8,474	—
Approximate weighted average rate paid on
FHLB advances during the period	4.50%	4.48%	3.86%
Subordinated debentures	6.91	6.79	—

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from short-term investments and other interest-earning assets have been increased by $666,000, $442,000 and $367,000 for 2007, 2006 and 2005, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2007, 2006 and 2005 are calculated from actual daily balances.

	For the Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio (1)	$274,287	$19,377	7.06%	$232,479	$16,212	6.97%	$205,231	$13,395	6.53%
Mortgage-backed securities	34,606	1,662	4.80	43,081	1,906	4.42	49,505	2,004	4.05
Securities
Taxable	28,982	1,080	3.73	78,466	2,935	3.74	91,773	2,529	2.76
Tax-exempt (2)	33,266	1,867	5.61	23,393	1,300	5.56	19,966	1,079	5.40
Short-term investments and other interest-earning assets (3)	12,231	580	4.74	26,029	693	2.66	28,317	1,142	4.03

Total interest-earning assets	383,372	24,566	6.41	403,448	23,046	5.71	394,792	20,149	5.10
Noninterest-earning assets	47,056			42,399			39,918

Total assets	$430,428			$445,847			$434,710

Interest-bearing liabilities:
Demand deposits and savings	$116,671	2,768	2.37	$116,317	2,327	2.00	$146,863	2,616	1.78
Certificates of deposits	183,353	8,205	4.48	199,934	8,264	4.13	176,173	5,472	3.11

Total interest-bearing deposits	300,024	10,973	3.66	316,251	10,591	3.35	323,036	8,088	2.50
Borrowings	63,448	3,105	4.89	77,584	3,212	4.14	49,276	1,907	3.87

Total interest-bearing liabilities	363,472	14,078	3.87	393,835	13,803	3.50	372,312	9,995	2.68

Noninterest-bearing liabilities	29,129			17,927			24,279

Total liabilities	392,601			411,762			396,591
Shareholders’ equity	37,827			34,085			38,119

Total liabilities and shareholders’ equity	$430,428			$445,847			$434,710

Net interest income		$10,488			$9,243			$10,154

Interest rate spread			2.54%			2.21%			2.42%
Net tax equivalent yield (4)			2.74%			2.29%			2.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			105.48%			104.65%			106.04%

(1)	Interest and average yield presented on a tax equivalent basis using an effective tax rate of 29.5% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty. Non-accrual loans are included in average loans outstanding.

(2)	Interest and average yield presented on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities, and FHLB stock.
(4)	Net interest income is presented on a tax equivalent basis as a percentage of average interest-earning assets.

Trust Activities

On July 31, 2006, the Bank closed its Trust Department and transferred the assets under management to its brokerage area or to other qualified fiduciaries at the direction of the client.

Subsidiary Activities

The Company maintains two wholly-owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has three wholly-owned subsidiaries: AFS, AIA and AIMI. At December 31, 2007, the Bank’s investments in its subsidiaries were approximately $54.7 million, consisting of direct equity investments.

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

Regulation and Supervision of the Company

General. The Company is a public company registered with the Securities and Exchange Commission (the “SEC”), whose common stock trades on The Nasdaq Stock Market LLC and is a bank holding company subject to regulation by the Federal Reserve Board under the BHCA. As a result, the activities of the Company are subject to certain requirements and limitations, which are described below. As a public reporting company, the Company is required to file annual, quarterly and current reports with the SEC. As a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation and Supervision of the Bank – Prompt Corrective Regulatory Action.”

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

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements are substantially similar to those applicable to the Bank. See “– Regulation and Supervision of the Bank – Capital Requirements.”

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

At December 31, 2007, the Bank’s ratio of Tier 1 capital to total assets was 9.59%, its ratio of Tier 1 capital to risk-weighted assets was 13.00% and its ratio of total risk-based capital to risk-weighted assets was 13.92%.

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

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. At December 31, 2007, the shareholders’ equity of the Bank was $42.4 million.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit was $481,943, of which $160,891 was used in 2007 and $321,052 is still available. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which is unchanged from 2007.

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

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts over $8.5 million up to $45.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2007, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2007, the Bank held stock in the FHLB of Indianapolis in the amount of $5.6 million and was in compliance with the above requirement.

The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

The Bank is also a member of the FHLB of Cincinnati due to remaining borrowings after the merger of Ameriana-Ohio and the Bank. As of December 31, 2007, the Bank held stock in the FHLB of Cincinnati in the amount of $1,200 and was in compliance with requirements of membership.

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

The Company’s state income tax returns for the years ended December 31, 2003, 2004 and 2005 were audited in 2007 and no additional taxes were assessed as a result of the audit.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2007	Principal Position
Jerome J. Gassen	57	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	57	Executive Vice President and Chief Operating Officer of the Bank and the Company

John J. Letter	62	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

James A. Freeman	58	Senior Vice President and Chief Commercial Lending Officer of the Bank

Matthew Branstetter	40	Senior Vice President and Chief Credit Officer of the Bank

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

Timothy G. Clark joined the Bank as Executive Vice President and Chief Operating Officer on September 2, 1997. He was elected Executive Vice President and Chief Operating Officer of the Company on October 23, 2000. He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for five years and prior to that held senior management positions with Central National Bank in Greencastle, Indiana for five years and Hancock Bank & Trust in Greenfield, Indiana for 13 years.

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

James A. Freeman was named Senior Vice President and Chief Commercial Lending Officer of the Bank in September 2005. Prior to joining Ameriana, Mr. Freeman was Regional Senior Credit Officer (Small Business Division) for National City Bank from September 2002 to September 2005, where he managed the credit underwriting process for a four state region. Mr. Freeman also served as Credit Department Manager/Vice President for Fifth Third Bank, Indiana from January 2000 to August 2002.

Matthew Branstetter was appointed as Senior Vice President and Chief Credit Officer of the Bank in March 2006. Prior to joining Ameriana, Mr. Branstetter was Senior Vice President, Credit Administrator for Old National Bank in Indianapolis from 2000 to 2006, where he managed the credit underwriting process for a four-state region. During his banking career, Mr. Branstetter also served as Vice President-Comptroller and Corporate Treasurer for FCN Bank in Brookville, Indiana from 1989 to 2000.

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

Changes in interest rates could reduce our net interest income and earnings. Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. For further discussion on how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Interest Rate Risk.”

Our increased emphasis on commercial and construction lending may expose us to increased lending risk. At December 31, 2007, our loan portfolio consisted of $83.3 million, or 27.9% commercial real estate loans, $48.9 million, or 16.4% construction loans, and $18.7 million, or 6.3% commercial and industrial loans. We intend to continue to increase our emphasis on the origination of commercial and construction lending. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our level of non-performing loans and classified assets expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. At December 31, 2007, our non-performing loans totaled $2.6 million, representing 0.9% of total loans. In addition, loans that we have classified as either substandard, doubtful or loss totaled $10.7 million, representing 3.6% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2007, our allowance for loan losses as a percentage of total loans was 0.90%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $14.0 million for the year ended December 31, 2007 compared to $13.2 million for the year ended December 31, 2006. Our efficiency ratio totaled 100.0% for the year ended December 31, 2007 compared to 102.5% for the year ended December 31, 2006. We have made a concerted effort to control our expenses and operate more efficiently, through such actions as reducing personnel and freezing of our pension plan. However, the failure to reduce our expenses could hurt our profits.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the FDIC, as of June 30, 2007, we held 34.2% of the deposits in Henry County, Indiana, which was the largest market share of deposits out of the five financial institutions that held deposits in this county. We also held 9.7% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the ten financial institutions that held deposits in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

If we do not achieve profitability on our new offices, it may negatively impact our earnings. We opened our McCordsville office in February 2004, a new loan production office in Carmel in April 2007 and we plan to open two new full-service banking centers, one in Fishers, Indiana in September 2008, and another in

Carmel, Indiana in January 2009. Numerous factors will impact the performance of a new office, such as a suitable location, competition from other financial institutions, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new office to generate significant deposits and loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before our new offices can become profitable. During this period, operating these new offices may negatively impact our net income.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2007, and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased	Square Feet
	(Dollars in thousands)
Main Office:
2118 Bundy Avenue
New Castle, Indiana	1958	$1,704	$342	Owned	20,500

Branch Offices:
1311 Broad Street
New Castle, Indiana	1890	1,139	228	Owned	18,000

956 North Beechwood Street
Middletown, Indiana	1971	334	40	Owned	5,500

22 North Jefferson Street
Knightstown, Indiana	1979	401	138	Owned	3,400

1810 North State Street
Greenfield, Indiana	1995	1,302	986	Owned	5,800

99 Dan Jones Road
Avon, Indiana	1995	1,560	1,178	Owned	12,600

1724 East 53rd Street
Anderson, Indiana	1993	734	590	Owned	4,900

488 West Main Street
Morristown, Indiana	1998	365	283	Owned	2,600

7435 West U.S. 52
New Palestine, Indiana	1999	944	729	Owned	3,300

6653 West Broadway
McCordsville, Indiana	2004	1,140	1,070	Owned	3,400

Loan Production Office:
11711 N. Pennsylvania , Suite 100
Carmel, Indiana	2007	33	31	Leased (1)	2,126

Ameriana Insurance Agency, Inc.:
1908 Bundy Avenue
New Castle, Indiana	1999	384	317	Owned	5,000

Total		$10,040	$5,932

(1)	The initial lease expires on June 30, 2012, and the Bank has options for two additional terms of three years each.

Premises and equipment at December 31, 2007 included $10,000 earnest money for the purchase of real estate located at 11521 Olio Road in Fishers, Indiana. This property, a former bank branch facility, will be upgraded and used as a full-service banking center with an expected opening in September 2008.

The total net book value of $5.9 million shown above for the Company’s office facilities is $1.8 million less than the total of $7.7 million shown for premises and equipment shown on the consolidated balance sheet. This difference represents the net book value as of December 31, 2007 for furniture, equipment, and automobiles, and the $10,000 earnest money for the Fishers, Indiana property.

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

When the lease pools went into default, notice was given to each insurer. American Motorists Insurance Company made payments for a few months under a reservation of rights. RLI Insurance Company paid nothing. In 2005, we settled our claims against American Motorists Insurance Company for $2.3 million plus the retention of all payments made prior to the settlement. In September 2007, we received a payment of $2.75 million to settle all claims we had against RLI.

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were deposited into the wrong account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of $1.9 million plus interest. The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation. Discovery is now being conducted by both parties.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the Nasdaq Global Market under the symbol “ASBI.” On March 21, 2008, there were 454 holders of record of the Company’s common stock. The Company began paying quarterly dividends during the fourth quarter of fiscal year 1987. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 11 to the “Consolidated Financial Statements” included under Item 8 of this Annual Report for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2007			2006
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared
March 31	$13.25	$11.35	$0.04	$13.28	$12.02	$0.16
June 30	11.60	9.82	0.04	14.50	12.84	0.16
September 30	11.10	8.80	0.04	14.25	12.51	0.16
December 31	9.40	7.01	0.04	14.24	12.00	0.04

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2007, and at December 31, 2007 we had no publicly announced repurchase plans or programs.

Item 6. Selected Financial Data

	(Dollars in thousands, except per share data) At December 31,
Summary of Financial Condition	2007	2006	2005	2004	2003
Cash	$4,445	$7,986	$8,318	$8,645	$9,275
Investment securities	66,692	129,776	168,686	170,354	137,788
Loans, net of allowances for loan losses	294,273	249,272	218,291	196,344	204,141
Interest-bearing deposits and stock in Federal Home Loan Bank	18,357	9,730	13,401	15,673	12,222
Other assets	43,024	40,482	40,673	37,537	39,027

Total assets	$426,791	$437,246	$449,369	$428,553	$402,453

Deposits noninterest-bearing	$20,429	$19,905	$18,788	$19,649	$19,039
Deposits interest-bearing	294,317	302,529	320,563	324,398	326,705
Borrowings	68,513	74,683	66,889	40,390	10,230
Other liabilities	9,886	7,005	7,472	5,473	7,605

Total liabilities	393,145	404,122	413,712	389,910	363,579
Shareholders’ equity	33,646	33,124	35,657	38,643	38,874

Total liabilities and shareholders’ equity	$426,791	$437,246	$449,369	$428,553	$402,453

	Year Ended December 31,
Summary of Earnings	2007	2006	2005	2004	2003
Interest income	$23,900	$22,604	$19,782	$18,331	$23,096
Interest expense	14,078	13,803	9,995	7,566	10,066

Net interest income	9,822	8,801	9,787	10,765	13,030
Provision (credit) for loan losses	(1,627)	300	(2,852)	392	6,440
Other income	3,494	2,271	4,115	3,961	10,540
Other expense	13,978	13,175	14,513	13,381	13,602

Income (loss) before taxes	965	(2,403)	2,241	953	3,528
Income taxes (benefit)	(219)	(1,433)	183	(473)	1,110

Net income (loss)	$1,184	$(970)	$2,058	$1,426	$2,418

Basic earnings (loss) per share	$0.39	$(0.31)	$0.65	$0.45	$0.77
Diluted earnings (loss) per share	$0.39	$(0.31)	$0.65	$0.45	$0.77

Dividends declared per share	$0.16	$0.52	$0.64	$0.64	$0.64

Book value per share	$11.26	$10.85	$11.23	$12.26	$12.35

	Year Ended December 31,
Other Selected Data	2007	2006	2005	2004	2003
Return on average assets	0.28%	(0.22)%	0.47%	0.34%	0.53%
Return on average equity	3.13	(2.85)	5.40	3.69	6.20
Ratio of average equity to average assets	8.79	7.65	8.77	9.11	8.62
Dividend payout ratio (1)	41.03	NM (2)	98.46	142.22	83.12
Number of full-service bank offices	10	10	10	10	9

(1)	Dividends per share declared divided by net income per share.
(2)	NM - Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Savings Bank, FSB (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. On July 31, 2006, the Bank closed its Trust Department and adopted its present name on September 12, 2006. The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Savings Association Insurance Fund administered by the FDIC. References in this Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana, through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana, and through our loan production office in Carmel, Indiana.

The Bank has three wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers debt protection products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. AFS also operates a brokerage facility in conjunction with LPL Financial. AIMI manages the Bank’s investment portfolio. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds primarily in mortgage loans on single-family residences, multi-family, construction loans, commercial real estate loans, and, to a lesser extent, commercial and industrial loans, small business lending, home improvement, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and non interest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and investment and brokerage activities.

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

Financial Challenges in Recent Years

Our net income was $2.1 million in 2005, which included significant recoveries from leases charged off in prior periods, offset by a one-time large payment towards our pension liability. We had significant recoveries in 2005, primarily from the two equipment lease pools originated by CMC, a now bankrupt company, that were charged off for $10.9 million during 2002 and 2003. The lease recoveries included a $2.3 million settlement against one of the two sureties for the lease pools and a payment of $1.1 million received in settlement of the CMC bankruptcy. The litigation against RLI Insurance Company (“RLI”), the other surety for the lease pools was settled in 2007. We also made a $1.1 million voluntary payment to fund a portion of our pension liability in 2005. Short-

term interest rates continued to rise in 2005 which led to a flattening yield curve. As a result, our net interest margin declined to 2.57% in 2005 from 2.95% in 2004. We experienced solid loan growth in 2005, with net loans increasing 11% for the year. Credit quality improved in 2005 with a decline in non-performing loans of over 50%.

In 2006, the Company incurred a net loss of $970,000 which represented a $3.0 million decline from the prior year that was due primarily to four factors. First, a flattening of the U.S. Treasury yield curve and the related impact on other market interest rates resulted in new rates for the Bank’s loans and deposits that further narrowed our net interest margin. Second, in the fourth quarter of 2006, management implemented a balance sheet restructuring strategy that involved the sale of $34.0 million of low-yielding U.S. Government Agency securities, which resulted in a loss of $821,000. Third, also in the fourth quarter, a $514,000 loss was recorded due to $13.3 million in investment securities being classified as other than temporarily impaired. Fourth, the drop in net income from the prior year was also the result of 2005 earnings being inflated by the after-tax benefit of the $3.3 million in lease settlements during that year. Loan portfolio expansion in 2006 of $31.0 million, or 14.2%, established a stronger base for future earnings growth. Although the balance sheet restructuring strategy had an immediate negative impact on 2006 earnings, positive results associated with the strategy were realized throughout 2007.

Overview of 2007

•	Net income of $1.2 million for 2007 represented a $2.2 million improvement over the $1.0 million loss recorded in 2006.

•	The balance sheet restructuring strategy that began in late 2006 was continued through 2007, and provided an increase in net interest income without the benefit of balance sheet growth for the year.

•

Net interest margin improvement of 45 basis points over 2006 was accomplished, despite the flat U.S. Treasury yield curve environment that carried over from 2006. Again, a positive result from continuing the balance sheet restructuring strategy through the entire year.

•	We achieved 18.1% loan portfolio growth, while we shrank the lower-yielding investment portfolio by 48.6% to 15.6% of total assets at December 31, 2007.

•	We received a settlement of $2.8 million from the RLI litigation, which was offset in part by net loan charge-offs of $1.1 million.

•	We completed the major initiative of re-branding the Company that also included the roll-out of a new logo.

Our net income, which was $1.2 million in 2007, benefited from a $2.8 million settlement related to our litigation against RLI Insurance Co. (“RLI”) over surety guarantees for certain lease pools in which Ameriana Bank had previously invested. The positive impact from the RLI settlement in 2007 was offset in part by $1.1 million in charge-offs, most of which occurred later in the year when the economic climate worsened. $1.0 million of the charge-offs in 2007 was related to three commercial credits, a commercial real estate construction loan and two commercial loans, previously totaling $2.8 million that were either charged off or charged down. The estimated net realizable value of the commercial real estate construction property was transferred to other real estate owned during the third quarter, and then written down an additional $520,000 effective December 31, 2007, based on a subsequent appraisal that reflected a further decline in the “as is” market value of the property following the third quarter transfer.

During 2007, the Bank continued its balance sheet restructuring strategy that was initiated in late 2006 and involved principally the redeployment of funds from lower-yielding investment securities into higher-yielding loans. At the beginning of 2007, investment securities totaled $129.8 million, or 29.7% of total assets, and net loans totaled $249.3 million, or 57.0% of total assets. On December 31, 2007, investment securities had been reduced to $66.7 million, or 15.6% of total assets and net loans had been increased to $294.3 million, or 68.9% of total assets.

The continuation of the balance sheet restructuring strategy was the primary reason that net interest margin on a fully-taxable equivalent basis improved 45 basis points from 2.29% for 2006 to 2.74% for 2007. As a result of this improvement in net interest margin, we were able to grow net interest income on a fully-taxable equivalent basis by $1.2 million without the benefit of balance sheet growth, as total assets actually were reduced by $10.5 million, or 2.4%.

As part of the Bank’s efforts to expand its commercial lending capabilities, we opened a commercial lending center in the fast growing suburban area of Carmel, Indiana. This office and the Bank’s continued emphasis on commercial lending contributed to the loan growth realized during the year.

Also in 2007, we began a major remodeling of our Greenfield Banking Center, our second largest office. The renovations, when completed in 2008, will provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that will include interactive terminals, an internet café, and multi-media in-store marketing.

Re-branding the Company, including the roll-out of a new logo, image campaign and collateral materials, was primarily responsible for the increase in marketing and printing expenses for 2007 compared to 2006. We feel that these initiatives will provide significant value to the Company moving forward.

Strategic Summary

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

Achieve Superior Customer Service. We continually measure customer satisfaction through post-transaction surveys. Our evaluations include in-person customer surveys, mystery shoppers and other in-store performance metrics. We have enhanced our efforts to improve our service by establishing a training department and formalizing our service standards.

Develop and Deliver Fully Integrated Financial Advice and Comprehensive Solutions to Meet Customer Life Events. We are re-packaging our products around customer “life events” such as planning for retirement, buying a home and saving for college education rather than traditional transaction accounts, savings and consumer loan products.

Establish Strong Brand Awareness. We believe it is important to create a value proposition that is understood and appreciated by our customers. Accordingly, we are undertaking an effort through our marketing, customer communications and design of our Banking Centers to create the “Ameriana Bank” brand.

Use Technology to Expand Our Customer Base. We continue to enhance our electronic delivery of products and services to our customers. Our technology-based services include business sweep products and cash management services, business remote item capture and on-line consumer loan and account opening. These services will allow us to reach more customers effectively and conveniently.

Develop an Innovative Delivery System. We believe our banking centers must evolve into “Financial Stores” that showcase our financial products and offer our customers an environment that is conducive to interacting with knowledgeable Ameriana associates and with our technology-based products.

Increase Market Share in Existing Markets and Expand into New Markets. We believe there is significant opportunity to increase our products per household with existing customers and attract new customers in our existing markets. With our announcement of two new banking centers we are beginning to “fill-in” our existing franchise in Central Indiana. We will continue to expand as viable opportunities present themselves and as our profitability allows.

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

FINANCIAL CONDITION

Total assets decreased $10.5 million, or 2.4%, to $426.8 million at December 31, 2007 from $437.2 million at December 31, 2006. The decrease was primarily due to the strategy employed by management, beginning in November 2006 and continuing during 2007, to use cash flows from sales and maturities of lower-yielding investment securities to fund loan portfolio growth and apply some of the proceeds to pay down borrowed money and replace higher-costing interest-rate sensitive deposits.

Cash and Cash Equivalents

Total cash and cash equivalents increased $5.1 million to $17.2 million at December 31, 2007 from $12.1 million at December 31, 2006. Cash on hand and in other institutions decreased $3.5 million, or 44.3%, to $4.4 million at December 31, 2007. This change was due to a $3.5 million decrease in our Federal Reserve Bank account book balance, which represents primarily deposits in transit. Interest-bearing deposits increased $8.6 million, or 211.6%, to $12.7 million at December 31, 2007. The increase in interest-bearing deposits was due primarily to proceeds realized by the Bank’s investment subsidiary from sales and maturities of investment securities. These funds were transferred to the Bank in January 2008 in the form of a dividend, and were used to fund new loans and pay off short-term borrowings from the Federal Home Loan Bank.

Securities

Investment securities decreased $63.1 million to $66.7 million at December 31, 2007, from $129.8 million at December 31, 2006, primarily as a result of the strategy employed by management, beginning in November 2006 and continuing during 2007, to reduce the size of the investment securities portfolio and use the proceeds to fund loan portfolio growth and reduce the level of borrowings.

Investments held to maturity were all reclassified as available for sale in the third quarter of 2005, which resulted in a $158.3 million reduction of investments held to maturity and a $156.6 million increase in investments available for sale at December 31, 2005. At December 31, 2007, all investments remained classified as available for sale. The reclassification provided us with more flexibility to address changes in interest rate risk or capitalize on opportunities to generate higher interest earnings. The reclassification had no immediate effect on our earnings, but did reduce shareholders’ equity at that time due to the recording of unrealized net losses in other comprehensive income. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings. There were no other than temporarily impaired investment securities as of December 31, 2007.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)

	2007	2006	$ Change	% Change
December 31:
Mortgage-backed and collateralized mortgage obligations	$31,509	$37,207	$(5,698)	(15.31)%
Federal agencies	6,011	44,751	(38,740)	(86.57)
Municipal securities	27,654	34,486	(6,832)	(19.81)
Equity securities	1,518	12,831	(11,313)	(88.17)
Trust preferred	—	501	(501)	(100.00)

Totals	$66,692	$129,776	$(63,084)	(48.61)%

The following table identifies the percentage composition of the investment securities:

	2007	2006	2005
December 31:
Mortgage-backed and collateralized mortgage obligations	47.2%	28.9%	27.1%
Federal agencies	9.0	34.4	53.0
Municipal securities	41.5	26.5	11.7
Equity securities	2.3	9.8	7.3
Trust preferred	—	0.4	0.9

Totals	100.00%	100.0%	100.0%

See Note 3 to the “Consolidated Financial Statements” for more information on investment securities.

Loans

Net loans receivable totaled $294.3 million at December 31, 2007, an increase of $45.0 million, or 18.1%, from $249.3 million at December 31, 2006. The portfolio growth was primarily a result of the Bank’s increased emphasis on commercial lending in the Indianapolis market, and a residential mortgage lending strategy that included adding fixed-rate and variable-rate products to the portfolio through originations and purchases from brokers and another financial institution.

Residential real estate loans increased $14.6 million to $140.0 million at December 31, 2007, from $125.4 million at December 31, 2006. The growth involved geographical diversification, as well as a blend of products that included both fixed-rate and variable-rate pricing. During 2007, the Bank originated $23.1 million in residential real estate loans and sold $4.9 million into the secondary market. Additionally, the Bank acquired $13.1 million through brokers, and purchased $3.9 million from another financial institution.

Commercial real estate loans increased $21.2 million to $83.3 million at December 31, 2007, from $62.1 million at December 31, 2006. Additionally, the Bank’s construction loans, which consist primarily of commercial properties, increased $896,000 to $48.9 million during 2007. Commercial and industrial loans increased $6.2 million to $18.6 million at December 31, 2007 from $12.4 million at December 31, 2006. The growth in all three categories of commercial loans for 2007 was due to increased penetration by our lenders in the local market areas, particularly the Indianapolis market. Commercial loans added in 2007 totaled $98.9 million, with $82.7 million in originations and $16.2 million through purchases.

On December 31, 2007, the Bank had $2.9 million in loans to local municipalities, compared to none at December 31, 2006. Municipal loans are added through a competitive bid process.

Consumer loans declined $830,000 to $5.0 million at December 31, 2007 from $5.8 million at December 31, 2006. The decrease was due primarily to a number of large secured loans on the books at December 31, 2006 that repaid during 2007, resulting in total consumer loan repayments for 2007 exceeding the total of new loans added during the year.

New loan volume in 2007 totaled $142.9 million, compared to $119.2 million in 2006. New residential loans added decreased to $40.3 million in 2007 from $51.6 million in 2006. Commercial loan, commercial real estate and commercial construction loan additions in 2007 totaled $98.9 million compared to $63.4 million in 2006. New consumer loans totaled $3.7 million in 2007 compared to $4.2 million in 2006.

We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $134.0 million at December 31, 2007 compared to $145.0 million at December 31, 2006. The decrease resulted from a weak residential mortgage market during 2007 with pay downs and payoffs on existing serviced loans exceeding the dollar amount of new serviced loans. Loans sold and that we subsequently service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Non-performing loans decreased $772,000 to $2.6 million at December 31, 2007 from $3.4 million at December 31, 2006. The reduction in non-performing loans was positively affected by the Bank obtaining title through foreclosure to two properties totaling $2.4 million, which were transferred to other real estate owned during 2007.

We recorded net recoveries of $1.7 million in 2007, compared to net charge-offs of $519,000 in 2006. Total charge-offs were $1.1 million in 2007 and $679,000 in 2006, while total recoveries were $2.8 million in 2007, almost totally related to the settlement of the RLI litigation, compared to $160,000 in 2006.

The allowance for loan losses as a percent of loans was 0.90% at December 31, 2007 and 1.04% at December 31, 2006. The decrease reflects the shift of two large commercial credits into other real estate owned after a portion of the principal balances were charged off to the allowance for loan losses. Although there was a significant increase in commercial loans during 2007, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2007, due to improvements in credit analysis, underwriting and loan review.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $22.8 million and $21.9 million, respectively, at December 31, 2007 and 2006. The majority of these policies were purchased in 1999. Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program. The nontaxable increase in cash surrender value of life insurance was $839,000 in 2007, compared to $758,000 in 2006.

Deposits

The following table shows deposit changes by category:

	(Dollars in thousands)
	2007	2006	$ Change	% Change
December 31,
Noninterest-bearing accounts	$20,429	$19,905	$524	2.6%
Savings deposits	21,385	22,637	(1,252)	(5.5)
NOW and Super NOW accounts	62,307	64,161	(1,854)	(2.9)
Money market accounts	35,976	27,483	8,493	30.9
Certificates $100,000 and more	42,470	39,033	3,437	8.8

Other certificates	132,179	149,215	(17,036)	(11.4)

Totals	$314,746	$322,434	$(7,688)	(2.4)%

Non-maturity deposits increased $5.9 million, or 4.4%, to $140.1 million at December 31, 2007 from $134.2 million at December 31, 2006, due mostly to the growth of money market accounts, which was the result of a pricing strategy utilized in the Indianapolis market.

Certificates of deposit decreased $13.6 million as the Bank increased its focus on relationship banking and substituted less expensive wholesale funds for certificate of deposit balances of highly rate-sensitive non-relationship account owners.

Borrowings

Borrowings were reduced $6.2 million to $68.5 million at December 31, 2007 from $74.7 million at December 31, 2006 using proceeds from the maturities and sales of investment securities. At December 31, 2007, our borrowings consisted of FHLB advances totaling $58.2 million and subordinated debentures in the amount of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

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

Change in IRR Calculation

In 2005, we changed to a different modeling program which uses similar methodologies and assumptions as the previous model. The primary difference between the two models is the reinvestment of cash flows. The old model assumed cash flows were reinvested in the same type of financial instrument, where the new model directs certain cash flows to different financial instruments, in a manner consistent with current reinvestment strategies put in place by management.

Position Assessment as of December 31, 2007

Interest rate reductions by the Federal Reserve Bank during the last four months of 2007 and January of 2008 took a toll on prime rate based asset yields, and despite our growth in higher yielding commercial and commercial real estate loans, negatively impacted the average yield of the loan portfolio and total earnings assets. Growth during that same period in lower cost core deposits and the exchange of higher rate certificates of deposit for lower cost Federal Home Loan Bank advances provided an offset.

In the near term, net interest income could be negatively impacted if the Federal Reserve Bank initiates further interest rate reductions with an adverse impact on asset reinvestment rates while our deposit pricing lags behind market rates due to competitive pressures.

Interest Rate Scenarios

Base Case – Projected net interest income assuming rates at December 31, 2007 remain unchanged.

If rates were to stabilize at current levels, net interest income is projected to hold at a fairly stable level for the next 12 to 18 months. The Company’s net interest income gets a boost in the second year as large blocks of term funding roll off and renew at significantly lower rates. Net interest income displays a slight downward trend thereafter as funding costs bottom out while asset cash flows continue to roll into the lower rate environment.

Falling Rates -200 BP – Projected net interest income declines 1.23% in first year and increases 3.30% in second year when compared to year one base case scenario.

If market rates were to decline from levels at December 31, 2007, net interest income is projected to trend below the Base Case Scenario through year one, as funding costs are initially unable to offset falling asset yields. The aforementioned rollover of term funding in the second year of the simulation that benefits net interest income in the Base Case Scenario benefits net interest income even more in the falling rate environment. This produces wider margins which dissipate in the third year of the simulation for the reasons outlined above.

As a result of economic conditions, credit market turmoil, rate cuts and other rate reduction efforts by the Federal Reserve Bank, interest rates dropped significantly during the second half of 2007 and the beginning of 2008, resulting in lower yields for some of the Bank’s adjustable-rate loans. A large number of residential mortgage adjustable-rate loans and some commercial and consumer adjustable-rate loans have floor rates built into the loan agreement, which has reduced the negative impact to the Bank in the current declining interest rate environment. We have also reduced our rates on deposit accounts during this period to further support our net interest margin.

Rising Rates +200 BP – Projected net interest income decreases 0.20% in first year and decreases 4.64% in second year when compared to year one base case scenario.

Net interest income increases within the first few quarters as the loan portfolio adjusts into the rising rate environment. Funding costs start to outpace asset yields approaching the end of year one, and net interest income begins a downward trend until costs stabilize midway through the second year. Net interest income begins an upward trend in the third year of the simulation as funding costs hit an assumed ceiling and asset cash flows cycle through in the higher rate environment.

Effect of change in net interest income for Year 1 and Year 2 from December 31, 2007 for three scenarios described above:

	(Dollars in thousands)
	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
December 31, 2007
Year 1	$10,663	$10,796	$10,774	(1.23)%	(0.20)%
Year 2	$11,152	$10,985	$10,295	3.30%	(4.64)%

	(Dollars in thousands)
	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
December 31, 2006
Year 1	$9,652	$9,755	$9,797	(1.06)%	0.43%
Year 2	$10,124	$10,396	$10,273	3.78%	5.31%

Our IRR exposure has been maintained within acceptable levels. Management plans to remain highly focused on developing additional strategies designed to further grow net interest income, and may utilize interest rate risk hedge instruments if it is determined to be necessary to keep the Company within reasonable risk levels.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis. The tax-equivalent adjustment was $666,000, $442,000 and $367,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
Weighted Average Yield:	2007	2006	2005
Loans	7.06%	6.97%	6.53%
Mortgage-backed and collateralized mortgage obligations	4.80	4.42	4.05
Securities - taxable	3.73	3.74	2.76
Securities - tax-exempt	5.61	5.56	5.40
Other interest-earning assets	4.74	2.66	4.03
All interest-earning assets	6.41	5.71	5.10

Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	2.37	2.00	1.78
Certificates of deposit	4.48	4.13	3.11
Federal Home Loan Bank advances and note payable	4.89	4.14	3.87
All interest-bearing liabilities	3.87	3.50	2.68

Interest Rate Spread (spread between weighted average yield on all interest-earning assets and all interest-bearing liabilities)	2.54	2.21	2.42

Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	2.74	2.29	2.57

	At December 31,
Weighted Average Interest Rates:	2007	2006	2005
Loans	6.95%	6.93%	6.65%
Mortgage-backed and collateralized mortgage obligations	4.89	4.76	4.09
Securities - taxable	5.05	3.11	2.76
Securities - tax-exempt	5.56	5.61	5.32
Other earning assets	4.49	4.79	4.54
Total interest-earning assets	6.52	6.04	5.28
Demand deposits, money market deposit accounts, and savings	2.30	1.62	1.96
Certificates of deposit	4.31	4.43	3.57
Federal Home Loan Bank advances, note payable, and subordinated debentures	4.61	4.87	3.93
Total interest-bearing liabilities	3.70	3.67	3.10
Interest rate spread	2.82	2.37	2.18

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Non-accrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans. The tax equivalent adjustment was $666,000, $442,000 and $367,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	vs.	2006	2006	vs.	2005
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$2,918	$247	$3,165	$1,859	$958	$2,817
Mortgage-backed securities	(376)	132	(244)	(281)	183	(98)
Securities - taxable	(1,852)	(3)	(1,855)	(366)	772	406
Securities - tax-exempt	550	17	567	189	32	221
Other interest-earning assets	(367)	254	(113)	(92)	(357)	(449)

Total interest-earning assets	873	647	1,520	1,309	1,588	2,897

Interest Expense:
Demand deposits and savings	7	434	441	(586)	297	(289)
Certificates of deposits	(693)	634	(59)	809	1,983	2,792
FHLB advances, note payable, and subordinated debentures	(584)	477	(107)	1,172	133	1,305

Total interest-bearing liabilities	(1,270)	1,545	275	1,395	2,413	3,808

Change in net interest income	$2,143	$(898)	$1,245	$(86)	$(825)	$(911)

RESULTS OF OPERATIONS

2007 Compared to 2006

Net Income

The Company recorded net income of $1.2 million for 2007, or $0.39 per diluted share, compared to a net loss of $970,000, or $(0.31) per diluted share, for 2006. The increase was primarily the result of the following three factors:

1)	Management initiated a balance sheet restructuring strategy in 2006 that involved the sale of $34.0 million of low-yielding U.S. Government Agency securities. This restructuring sale, coupled with the recognition of an other than temporary impairment on an additional $13.3 million in investment securities, resulted in a net realized and recognized loss on available for sale securities in 2006 of $1.3 million, compared to only $7,000 in 2007.

2)	Management’s continuing efforts at restructuring the Bank’s balance sheet in 2007 produced an improvement of $1.0 million in net interest income compared to 2006 without the benefit of balance sheet growth.

3)	In 2007, the Bank recorded a net credit of $1.6 million, compared to a provision of $300,000 for 2006, a difference of $1.9 million. Excluding the $2.8 million credit in 2007 related to the RLI loss recovery, the provision for loan losses for 2007 of $1.1 million exceeded the 2006 provision of $300,000 by $823,000.

For a quarterly breakdown of earnings, see Note 18 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2007 compared to 2006. The tax equivalent adjustment was $666,000 and $442,000 for the years ended December 31, 2007 and 2006, respectively, based on a tax rate of 34%.

	(Dollars in thousands)
Years ended December 31,	2007		2006		Change
	Interest	Yield/Rate	Interest	Yield/Rate
Interest and fees on loans	$19,377	7.06%	$16,212	6.97%	$3,165
Other interest income	5,189	4.76	6,834	4.00	(1,645)

Total interest income	24,566	6.41	23,046	5.71	1,520

Interest on deposits	10,973	3.66	10,591	3.35	382
Interest on borrowings	3,105	4.89	3,212	4.14	(107)

Total interest expense	14,078	3.87	13,803	3.50	275

Net interest income	$10,488	—	$9,243	—	$1,245

Net interest spread	—	2.54%	—	2.21%	—
Net interest margin	—	2.74%	—	2.29	—

The growth in net interest income, as shown in the table above, benefitted from a market environment in 2007 that allowed the Bank to improve its net interest margin through the continuation of the strategy initiated in 2006 involving the restructuring of its balance sheet. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets. For a discussion on interest rate risk see “Interest Rate Risk.”

Tax-exempt interest for 2007 was $1.3 million compared to $858,000 for 2006. Tax-exempt interest is primarily from bank-qualified municipal securities. Total interest income on a tax equivalent basis of $24.5 million for 2007 represented an increase of $1.5 million compared to $23.0 million for 2006. This growth reflected the benefit from the balance sheet restructuring strategy that involved the replacing of lower-yielding investment securities with loans that provided a better return to the Bank. Total interest expense for 2007 increased $275,000 compared to 2006. This increase was primarily the result of an interest rate environment in 2007 in which average new deposit rates and borrowing rates were higher than the prior year. The increase in interest expense for 2007 was offset by a decrease in the average balance of deposits and borrowings. For further information see “Financial Condition – Rate/Volume Analysis.”

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

We had a credit of $1.6 million for 2007 compared to a provision of $300,000 for 2006. The credit in 2007 was the result of the $2.8 million loss recovery from the settlement of the RLI litigation. This 2007 credit was offset in part by $1.1 million in provisions, which was related to the charge off of $1.0 million for three commercial lending relationships previously totaling $2.8 million that were either charged off or charged down. One of the credits was a commercial real estate construction loan with a previous balance of $1.9 million that was charged down to $1.6 million and transferred to other real estate owned and the other two were commercial loans. The estimated net realizable value of the commercial real estate construction property was transferred to other real estate owned during the third quarter, and then written down effective December 31, 2007, an additional $520,000 to $1.1 million, based on a subsequent appraisal that reflected a further decline in the “as is” market value of the property following the third quarter transfer. The increase to the provision also reflected increased loan growth, particularly in commercial lending.

Other Income

The $1.2 million increase in other income in 2007 as compared to 2006 resulted from an increase of $240,000 in brokerage and insurance commissions, an $81,000 improvement in the increase in cash value of life insurance, and a $1.3 million reduction in net losses on available-for-sale securities, offset by a $421,000 increase in net losses from other real estate owned.

The increase in brokerage and insurance commissions was mainly due to higher commission income from the investment center that resulted from increased sales. The improvement in the increase in the cash value of life insurance resulted primarily from the BOLI program restructuring that occurred earlier in the year, whereby some policies with lower returns were exchanged during the year. The Bank had $7,000 in net realized losses on securities in 2007, compared to $1.3 million in 2006 that resulted from the balance sheet restructuring strategy involving the sale of $34.0 million of investment securities at a loss of $819,000, in addition to $514,000 recorded as a loss due to the classification of $13.3 million in investment securities as other than temporarily impaired. The increase in net losses from other real estate owned was primarily a result of the $520,000 write-down of the commercial real estate construction property.

Other Expense

The $803,000 increase in total other expense in 2007, compared to 2006, resulted primarily from higher total salaries and employee benefits expense, and increases in office occupancy expense, legal and professional fees, data processing costs, printing and office supplies, and higher marketing expense.

•	The $347,000 increase in salaries and employee benefits resulted primarily from the $273,000 liability for severance pay recorded in the first quarter.

•

The $169,000 increase in net office occupancy expense related primarily to an $86,000 increase in real estate tax expense, and a $51,000 increase in repairs and maintenance to improve the condition of office properties.

•	The $84,000 increase in legal and professional fees was due primarily to consulting services and other costs related to strategic planning and growth strategies.

•

The $86,000 increase in data processing expense related primarily to the cost of software and outside support needed to offer additional services to our customer base to remain competitive in our markets, in addition to 2006 expense being reduced by a credit received of $36,000 related to expenses recorded in the prior year.

•

The $48,000 increase in printing and office supplies, and the $203,000 increase in marketing expense related primarily to the major initiative of re-branding the Company that also included the roll-out of a new logo.

Income Tax Expense

The $1.2 million decrease in income tax benefit for 2007 as compared to 2006 resulted primarily from the $935,000 income tax liability associated with the $2.8 million RLI settlement. Additionally, the Company booked a $219,000 income tax liability in the second quarter of 2007 that resulted from the restructuring of the BOLI program. We recorded an income tax benefit of $219,000 in 2007, compared to an income tax benefit of $1.4 million in 2006.

•

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary. Operating income from AIMI is not subject to state income taxes under current state law, and is the primary reason for the tax asset. The valuation allowance was $336,000 at December 31, 2007.

•

The effective tax rate was (22.7)% in 2007 and (59.7)% in 2006. The primary difference between the effective tax rates and the statutory tax rates in 2006 relates to tax credits, cash value of life insurance and municipal securities income. The primary difference in the effective tax rate and the statutory tax rates in 2007 also relates to cash value of life insurance and municipal securities income.

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

At December 31, 2007, we had $9.6 million in loan commitments outstanding and $37.9 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of December 31, 2007 totaled $133.7 million, or 42.5% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2008. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at either December 31, 2007 or December 31, 2006.

Our primary investing activities are the origination of loans and purchase of securities. In 2007, our loan originations totaled $113.7 million, and we also purchased $13.3 million of loans from brokers and $15.9 million of loans from other financial institutions or through participations.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Deposit account balances decreased by $7.7 million in 2007. We had FHLB advances of $58.2 million and $64.4 million at December 31, 2007 and 2006, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Current Accounting Issues

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities; including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the operations of the Company.

Accounting for Uncertainty in Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective for the Company beginning January 1, 2007, and did not have a material effect on our financial condition or results of operations.

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Upon adoption of EITF 06-4 on January 1, 2008, the Company recorded a cumulative effect of a change in accounting principle of $1.4 million.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces the FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial condition, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section captioned “Interest Rate Risk” in Item 7 of this annual report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

[LETTERHEAD OF BKD LLP]

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 31, 2008

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2007	2006
Assets
Cash on hand and in other institutions	$4,445	$7,986
Interest-bearing demand deposits	12,727	4,084

Cash and cash equivalents	17,172	12,070
Investment securities available for sale	66,692	129,776
Loans held for sale	250	—
Loans, net of allowance for loan losses of $2,677 and $2,616	294,273	249,272
Premises and equipment	7,696	7,346
Stock in Federal Home Loan Bank	5,630	5,646
Goodwill	564	564
Cash value of life insurance	22,777	21,937
Other assets	11,737	10,635

Total assets	$426,791	$437,246

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$20,429	$19,905
Interest-bearing	294,317	302,529

Total deposits	314,746	322,434
Borrowings	68,513	74,683
Drafts payable	4,556	2,097
Other liabilities	5,330	4,908

Total liabilities	393,145	404,122

Commitments and contingencies
Stockholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 3,051,948 shares, net of treasury shares
Additional paid-in capital	1,040	1,039
Retained earnings	32,857	32,152
Accumulated other comprehensive loss	(467)	(1,090)
Treasury stock – 225,000 and 162,004 shares	(2,998)	(2,191)

Total stockholders’ equity	33,646	33,124

Total liabilities and stockholders’ equity	$426,791	$437,246

See notes to consolidated financial statements

Ameriana Bancorp

Consolidated Statements of Operations

(in thousands, except share data)

	Year Ended December 31
	2007	2006
Interest Income
Interest and fees on loans	$19,346	$16,212
Interest on mortgage-backed securities	1,662	1,906
Interest on investment securities	2,312	3,793
Other interest and dividend income	580	693

Total interest income	23,900	22,604

Interest Expense
Interest on deposits	10,973	10,591
Interest on borrowings	3,105	3,212

Total interest expense	14,078	13,803

Net Interest Income	9,822	8,801
Provision (credit) for loan losses	(1,627)	300

Net Interest Income After Provision (Credit) for Loan Losses	11,449	8,501

Other Income
Other fees and service charges	1,700	1,719
Brokerage and insurance commissions	1,184	944
Net realized and recognized losses on available-for-sale securities	(7)	(1,335)
Gains on sales of loans and servicing rights	108	89
Net losses on other real estate owned	(573)	(152)
Increase in cash value of life insurance	839	758
Other	243	248

Total other income	3,494	2,271

Other Expense
Salaries and employee benefits	8,447	8,100
Net occupancy expense	1,005	836
Furniture and equipment expense	704	715
Legal and professional fees	820	736
Data processing expense	620	534
Printing and office supplies	303	255
Marketing expense	483	280
Other	1,596	1,719

Total other expense	13,978	13,175

Income Before Income Taxes	965	(2,403)
Income tax benefit	(219)	(1,433)

Net Income (Loss)	$1,184	$(970)

Basic and Diluted Earnings (Loss) Per Share	$0.39	$(0.31)

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2005	$3,174	$708	$34,731	$(2,956)	—	$35,657
Net loss	—	—	(970)	—		(970)
Change in unrealized gain on available-for-sale securities, net of income tax benefit of $904				1,687		1,687

Comprehensive income						717
Exercise of stock options	40	331				371
Tax benefit related to exercise of non-qualified stock options			43			43
Adjustment to initially apply FASB Statement No. 158, net of tax				179		179
Common stock purchased					(2,191)	(2,191)
Dividends declared ($0.52 per share)			(1,652)			(1,652)

Balance at December 31, 2006	3,214	1,039	32,152	(1,090)	(2,191)	33,124
Net income			1,184			1,184
Change in unrealized loss on available-for-sale securities, net of income tax of $446				770		770
Change in accumulated other comprehensive income related to retirement plan				(147)		(147)

Comprehensive income						1,807
Share-based compensation		1				1
Common stock purchased					(807)	(807)
Dividends declared ($0.16 per share)			(479)			(479)

Balance at December 31, 2007	$3,214	$1,040	$32,857	$(467)	$(2,998)	$33,646

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2007	2006
Operating Activities
Net income (loss)	$1,184	$(970)
Items not requiring (providing) cash
Provision (credit) for losses on loans	(1,627)	300
Depreciation and amortization	839	1,139
Increase in cash value of life insurance	(839)	(758)
Loss on sale of investments	7	821
Loss on other real estate owned	573	152
Impairment loss on equity securities	—	514
Mortgage loans originated for sale	(4,820)	(3,562)
Proceeds from sale of mortgage loans	4,909	3,618
Gains on sale of loans and servicing rights	(108)	(89)
Deferred income taxes	121	(81)
Increase (decrease) in drafts payable	2,459	(666)
Tax benefit related to exercise of stock options	—	43
Other adjustments	477	(362)

Net cash provided by operating activities	3,175	99

Investing Activities
Purchase of securities	(225)	(28,979)
Proceeds/principal from sale of securities	18,432	34,201
Proceeds/principal from maturity/call of securities	45,916	34,380
Net change in loans	(46,825)	(31,914)
Net purchases of premises and equipment	(1,029)	(616)
Redemption of Federal Home Loan Bank stock	16	1,803
Other investing activities	854	1,302

Net cash provided by investing activities	17,139	10,177

Financing Activities
Net change in demand and savings deposits	5,911	(20,482)
Net change in certificates of deposit	(13,599)	3,588
Net change in short-term borrowings	(23,000)	(6,000)
Proceeds from borrowings	30,000	10,000
Repayment of borrowings	(13,170)	(6,516)
Proceeds from issuance of subordinated debt	—	10,310
Purchase of common stock	(807)	(2,191)
Exercise of stock options	—	371
Tax benefit related to nonqualified stock options	—	43
Net change in advances by borrowers for taxes and insurance	(68)	53
Cash dividends paid	(479)	(1,652)

Net cash used in financing activities	(15,212)	(12,476)

Change in Cash and Cash Equivalents	5,102	(2,200)
Cash and Cash Equivalents at Beginning of Year	12,070	14,270

Cash and Cash Equivalents at End of Year	$17,172	$12,070

Supplemental information: Interest paid on deposits	$10,459	$10,186

Interest paid on borrowings	$3,083	$3,168

Income taxes paid (refunded)	$300	$(400)

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

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation. This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2007, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and Equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Goodwill is annually tested for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2007 or 2006.

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

Stock Options - The Company has stock plans which are described more fully in Note 10.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. The Company selected the modified prospective application. Accordingly, after January 1, 2006, the Company was required to begin expensing the fair value of stock options granted, modified, repurchased or cancelled.

Income Tax in the consolidated Statements of Operations includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and its subsidiaries file consolidated tax returns. The parent company and subsidiaries are charged or given credit for income taxes as though separate returns were filed.

Reclassifications of certain amounts in the 2006 consolidated financial statements have been made to conform to the 2007 presentation. These reclassifications had no impact on net income.

2. Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2007 was $460,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

3. Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2007
Mortgage-backed securities	$31,522	$208	$221	$31,509
Federal agencies	5,964	47	—	6,011
Municipal securities	27,932	32	310	27,654
Equity securities	1,506	13	1	1,518

	$66,924	$300	$532	$66,692

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2006
Mortgage-backed securities	$37,874	$37	$704	$37,207
Federal agencies	45,167	15	431	44,751
Municipal securities	34,829	23	366	34,486
Other investment securities	500	1	—	501
Equity securities	12,853	—	22	12,831

	$131,223	$76	$1,523	$129,776

The amortized cost and fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$5,964	$6,011
One to five years	4,303	4,315
Five to ten years	15,889	15,780
After ten years	7,740	7,559

	33,896	33,665
Mortgage-backed securities	31,522	31,509
Equity securities	1,506	1,518

	$66,924	$66,692

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Mortgage-backed securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate increases. The contractual cash flows of those investments are guaranteed by agencies of the U. S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Federal agencies: The unrealized losses on the Company’s investment in federal agencies were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Municipal securities: The unrealized losses on the Company’s investment in municipal securities were caused by interest rate increases. All municipal securities in the Company’s investment portfolio at December 31, 2007 have a credit rating of Aaa by Moody’s Investors Service. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Equity securities: The unrealized losses on the Company’s investment in equity securities were caused by interest rate increases. Those equity securities consist of mutual funds whose portfolio compositions are primarily investments in debt securities with an average credit quality rating of AAA by Standard and Poor’s. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a projected recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2007 and 2006 were $39,285,000 and $113,236,000, which is approximately 58.9% and 87.3% of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006:

At December 31, 2007	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$185	$1	$19,057	$220	$19,242	$221
Municipal securities	6,797	102	13,210	208	20,007	310
Equity securities	36	1	—	—	36	1

	$7,018	$104	$32,267	$428	$39,285	$532

At December 31, 2006	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,934	$40	$25,211	$664	$32,145	$704
Federal agencies	—	—	38,840	431	38,840	431
Municipal securities	18,195	166	11,225	200	29,420	366
Equity securities	—	—	12,831	22	12,831	22

	$25,129	$206	$88,107	$1,317	$113,236	$1,523

Investment securities with a total carrying value of $13,294,000 and $36,715,000 were pledged at December 31, 2007 and 2006 to secure FHLB advances and a letter of credit.

A gross loss of $16,000 and a gross gain of $9,000 resulting from sales of available for sale securities were realized for 2007. A gross loss of $821,000 resulting from sale of available for sale securities was realized for 2006. A net tax benefit of $2,000 and $279,000 was recorded on sales for 2007 and 2006, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4. Loans

	December 31
	2007	2006
Residential mortgage loans	$139,980	$125,424
Commercial mortgage loans	83,282	62,112
Construction mortgage loans	48,880	47,984
Municipal loans	2,945	—
Consumer loans	4,307	5,152
Commercial loans	18,665	12,446
Loans secured by deposits	652	637

	298,711	253,755

Deduct
Undisbursed loan proceeds	1,892	1,769
Deferred loan fees (expenses), net	(131)	98
Allowance for loan losses	2,677	2,616

	4,438	4,483

	$294,273	$249,272

Loans being serviced by the Company for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $134,018,000 and $145,033,000 as of December 31, 2007 and 2006, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2007 and 2006 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. No valuation allowance was necessary at December 31, 2007 and 2006.

	Year Ended December 31
	2007	2006
Mortgage servicing rights
Balance at beginning of year	$967	$1,091
Servicing rights capitalized	39	33
Amortization of servicing rights	(141)	(157)

Balance at end of year	$865	$967

At December 31, 2007 and 2006, the Company had outstanding commitments to originate loans of approximately $9,588,000 and $8,320,000. The outstanding commitments for both 2007 and 2006 were primarily for commercial real estate loans. In addition, the Company had $37,943,000 and $34,103,000 of conditional commitments for lines of credit receivables at December 31, 2007 and 2006. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $5,433,000 and $5,122,000 of letters of credit outstanding at December 31, 2007 and 2006. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business. An analysis of the 2007 activity of these loans is as follows:

2007
Balance at beginning of year	$462
New loans	5,835
Repayments	(539)

Balance at end of year	$5,758

At December 31, 2007 unfunded commitment amounts related to the outstanding loan balances shown above totaled $453,000.

5. Allowance for Loan Losses

	Year Ended December 31
	2007	2006
Balance at beginning of year	$2,616	$2,835
Provision (credit) for losses	(1,627)	300
Charge-offs	(1,113)	(679)
Recoveries	2,801	160

Net recoveries (charge-offs)	1,688	(519)

Balance at end of year	$2,677	$2,616

At December 31, 2007 and 2006, impaired loans totaled $3,886,000 and $4,581,000 with an allocation of the allowance for loan losses of $142,000 and $882,000.

Interest income of $62,000 and $63,000 was recognized on average impaired loans of $3,528,000 and $4,692,000 for 2007 and 2006, respectively.

Cash basis interest on impaired loans included above was $62,000 and $63,000 for 2007 and 2006, respectively.

At December 31, 2007 there were no accruing loans delinquent 90 days or more, and at December 31, 2006, accruing loans delinquent 90 days or more totaled $84,000. Non-accruing loans at December 31, 2007 and 2006 were $2,638,000 and $3,326,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

6. Premises and Equipment

	December 31
	2007	2006
Land	$1,477	$1,477
Land improvements	530	497
Office buildings	8,043	7,883
Furniture and equipment	5,039	4,310
Automobiles	98	147

	15,187	14,314
Less accumulated depreciation	7,491	6,968

	$7,696	$7,346

7. Deposits

	December 31
	2007	2006
Demand	$118,712	$111,549
Savings	21,385	22,637
Certificates of $100,000 or more	42,470	39,033
Other certificates	132,179	149,215

	$314,746	$322,434

The Company held no brokered certificates at December 31, 2007 and 2006.

Certificates maturing in years ending after December 31, 2007:

2008	$133,679
2009	27,736
2010	5,031
2011	3,132
2012	3,131
Thereafter	1,940

$174,649

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

8. Borrowings

Borrowings at December 31, 2007 and 2006 include Federal Home Loan Bank advances totaling $58,203,000 and $64,373,000 with a weighted-average rate of 4.29% and 4.60%. The advances are secured by a combination of first mortgage loans, investment securities and overnight deposits. At December 31, 2007 the pledged mortgage loans totaled $114,369,000, and the pledged investment securities had a market value of $13,160,000.

Some advances are subject to restrictions or penalties in the event of prepayment. In addition, $24,000,000 of the advances outstanding at December 31, 2007 contained options with dates ranging from January 14, 2008 to March 10, 2014, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.

Borrowings at December 31, 2007 and 2006 also include subordinated debentures in the amount of $10,310,000 at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the securities will bear a rate equal to 150 basis points over the three-month LIBOR. At December 31, 2007, the average interest rate was 6.46%. These subordinated debentures mature on March 15, 2036, and may be redeemed at par on or after March 2011.

Aggregate annual maturities of borrowings at December 31, 2007 are:

Maturities in years ending December 31
2008	$5,278
2009	25,550
2010	7,375
2011	—
2012	—
Thereafter	30,310

$68,513

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

9. Income Taxes

	December 31
	2007	2006
Deferred tax assets:
Deferred compensation	$850	$841
General loan loss reserves	1,070	1,052
Net unrealized loss on securities available for sale	78	525
Reserve for uncollected interest	154	268
State and federal net operating loss carryfoward and tax credits carryfoward	2,876	3,066
Benefit plans	118	124
Other	84	—

	5,230	5,876

Deferred tax liabilities:
FHLB stock dividends	(311)	(313)
Tax bad debt reserves	(23)	(23)
Deferred loan fees	(316)	(232)
Mortgage servicing rights	(354)	(398)
Deferred state tax	(148)	(218)
Depreciation	(209)	(212)
Prepaid expenses	(145)	(231)
Other	(93)	—

	(1,599)	(1,627)

Net deferred tax asset before valuation allowance	3,631	4,249

Valuation allowance
Beginning balance	(386)	(284)
Change during the period	50	(102)

Ending balance	(336)	(386)

Net deferred tax asset	$3,295	$3,863

As of December 31, 2007, the Company had approximately $11,276,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2007, the Company had approximately $3,259,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2007, the Company had approximately $946,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2024. The tax credits begin to expire in 2023. Included in the $946,000 of tax credits available to offset future federal income tax are approximately $436,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

Retained earnings at December 31, 2007, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31
	2007	2006
Statutory federal tax rate	34.0%	(34.0)%
State income taxes, net of federal tax benefit	(1.3)	0.0
Tax credits	(2.7)	(3.2)
Cash value of life insurance	(6.9)	(10.7)
Tax exempt interest—municipal securities and municipal loans	(46.4)	(12.2)
Other	0.6	0.4

Effective tax rate	(22.7)%	(59.7)%

The provision (credit) for income taxes consists of the following:

	Year Ended December 31
	2007	2006
Federal
Current	$(319)	$(1,414)
Deferred	119	(19)

	(200)	(1,433)

State
Current	(21)	62
Deferred	2	(62)

	(19)	—

Tax benefit	$(219)	$(1,433)

10. Employee Benefits

The Company is a participating employer in a multi-employer defined benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. The Company matches employees’ contributions to the 401(k) plan at the rate of 100% for the first 4% of base salary contributed by participants. Since the defined benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. The Company froze the defined benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company made a voluntary payment of $1.1 million to the defined-benefit pension plan in 2005 to fund a portion of the liability. The payment was made to improve our funded status, which is expected to reduce the overall normal cost under the plan and provide greater flexibility in meeting minimum funding requirements in future periods. The Company will continue to make contributions to meet required funding obligations. Pension expense for the plans totaled $246,000 and $589,000 in 2007 and 2006, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The Company has arrangements that provide retirement and death benefits to certain officers and directors.

The Company uses a December 31 measurement date for the plan. Information about the plans’ funded status and pension cost follows:

	2007	2006
Change in benefit obligation
Beginning of year	$2,035	$2,191
Service cost	33	29
Interest cost	117	126
Actuarial gain	—	(195)
Benefits paid	(111)	(116)

End of year	$2,074	$2,035

Funded status at end of year	$(2,074)	$(2,035)

Amounts recognized in the balance sheets

	2007	2006
Liabilities	$2,074	$2,035

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2007	2006
Net loss, net of tax of $102 and $10 for 2007 and 2006, respectively	$208	$20
Prior service cost, net of tax of $52 and $72 for 2007 and 2006, respectively	105	146

Total	$313	$166

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2007	2006
Components of net periodic benefit cost
Service cost	$33	$29
Interest cost	117	126
Amortization of prior service cost	60	61
Amortization of net loss	11	76

Net periodic benefit cost	$221	$292

Other changes in benefit obligations recognized in other comprehensive income:

2007
Net loss arising during the period, net of tax benefit of $96	$(189)
Amortization of prior service cost , net of tax benefit of $24	36
Amortization of net loss, net of tax benefit of $5	6

Total recognized in other comprehensive income, net of tax benefit	$(147)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $61,000, $11,000 and $0 respectively.

Significant assumptions include:

	2007	2006
Weighted-average assumptions used to determine benefit obligation
Discount rate	6.0%	6.0%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine benefit cost
Discount rate	6.0%	6.0%
Expected return on plan assets	N/A	N/A
Rate of compensation increase	N/A	N/A

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as of December 31, 2007:

2008	$159
2009	162
2010	166
2011	186
2012	193
2013-2017	1,019

The following table reflects the adjustments recorded in accordance with the adoption of the recognition and disclosure requirement of SFAS No. 158 as of December 31, 2006:

	Before application of Statement No. 158	Adjustments	After application of Statement No. 158
Other assets	$ 10,342	$(293)	$ 10,635
Total assets	436,953	(293)	437,246
Other liabilities	4,436	(472)	4,908
Total liabilities	403,650	(472)	404,122
Accumulated other comprehensive loss	(1,269)	(179)	(1,090)
Total shareholders’ equity	33,303	(179)	33,124

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

The estimated fair value of the stock options during 2007 and 2006 was calculated using a Black-Scholes options pricing model. The following summarizes the assumptions used in the Black-Scholes model:

	2007	2006
Expected volatility	37.8%	34.0%
Weighted-average volatility	37.8%	34.0%
Expected dividends	1.23%	4.87%
Expected term (in years)	8.0	8.0
Risk-free rate	4.73%	4.60%

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2007, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	321,347	$14.55
Granted	1,000	13.01
Exercised	—	—
Forfeited	(116,065)	15.03

Outstanding, end of year	206,282	$14.27	6.63	$-0-

Exercisable, end of year	204,882	$14.28	6.62	$-0-

The weighted-average grant-date fair value of options granted during the years 2007 and 2006 was $5.79 and $3.39, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $0 and $129,000, respectively.

As of December 31, 2007, there was $8,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.5 years.

During 2007, the Company recognized $1,000 of share-based compensation expense.

11. Dividend and Capital Restrictions

The payment of dividends by the Company depends substantially upon receipt of dividends from the Bank, which is subject to various regulatory restrictions on the payment of dividends. Under current regulations, the Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause its net worth to be reduced below regulatory capital requirements, which is maintaining a 6.50% tier one leverage ratio, provided certain other criteria are met. At December 31, 2007, the Bank was in compliance with all requirements.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

12. Earnings Per Share

	Year Ended December 31
	2007			2006
	Net Income	Weighted- Average Shares	Per Share Amount	Net Loss	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common shareholders	$1,184	2,999,554	$0.39	$(970)	3,164,051	$(0.31)

Effect of Dilutive Stock Options	—	—		—	5,199

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$1,184	2,999,554	$0.39	$(970)	3,169,250	$(0.31)

Options to purchase 206,282 and 240,306 shares of common stock at exercise prices of $12.43 to $17.05 and $12.43 to $18.30 per share were outstanding at December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2007	2006
Unrealized gains on securities available for sale	$1,209	$1,256
Less: reclassification adjustment for losses realized in net income	(7)	(1,335)

Net unrealized gains (losses)	1,216	2,591
Change related to retirement plan	(147)	—

Other comprehensive income, before tax effect	1,069	2,591
Tax expense	446	904

Other comprehensive income	$623	$1,687

14. Accumulated other comprehensive loss

	2007	2006
Net unrealized loss on available-for-sale securities, net of income tax benefit of $79 and $314 for 2007 and 2006, respectively	$(154)	$(923)
Pension liability not yet recognized in net periodic cost, net of income tax benefit of $157 and $86 for 3007 and 2006, respectively	(313)	(167)

	$(467)	$(1,090)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2007 and 2006, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2007, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2007
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$24,667	13.76%	$42,388
Tier 1 capital (to risk-weighted assets)	4.0	12,334	12.85	39,569
Core capital (to adjusted total assets)	3.0	12,538	9.47	39,569
Core capital (to adjusted tangible assets)	2.0	8,359	9.47	39,569
Tangible capital (to adjusted total assets)	1.5	6,269	9.47	39,569

	December 31, 2006
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$21,474	15.49%	$41,572
Tier 1 capital (to risk-weighted assets)	4.0	10,737	14.46	38,824
Core capital (to adjusted total assets)	3.0	13,585	8.57	38,824
Core capital (to adjusted tangible assets)	2.0	9,057	8.57	38,824
Tangible capital (to adjusted total assets)	1.5	6,793	8.57	38,824

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

The following table presents the estimates of fair value of financial instruments:

	December 31
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$17,172	$17,172	$12,070	$12,070
Investment securities available for sale	66,692	66,924	129,776	129,776
Loans held for sale	250	250	—	—
Loans	294,273	297,267	249,272	250,634
Interest receivable	2,044	2,044	2,311	2,311
Stock in FHLB	5,630	5,630	5,646	5,646

Liabilities
Deposits	314,746	315,098	322,434	321,293
Borrowings	68,513	66,971	74,683	73,176
Interest payable	1,573	1,573	1,037	1,037
Drafts payable	4,556	4,556	2,097	2,097

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

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31
Balance Sheets	2007	2006
Assets
Cash	$358	$1,927
Investment in Bank	42,050	40,405
Investments in affiliates	616	649
Other assets	1,107	640

	$44,131	$43,621

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	175	187
Shareholders’ equity	33,646	33,124

	$44,131	$43,621

	Year Ended December 31
Statements of Operations	2007	2006
Dividends from Bank	$1,000	$1,400
Interest income	21	17

	1,021	1,417
Operating expense	1,297	1,140

Loss before income tax benefit and equity in undistributed income of Bank	(276)	(277)
Income tax benefit	471	462

	195	739
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	989	(1,709)

Net Income (Loss)	$1,184	$(970)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31
Statements of Cash Flows	2007	2006
Operating Activities
Net income (loss)	$1,184	$(970)
Items not requiring (providing) cash
Equity in undistributed income of subsidiaries and affiliates	(1,332)	1,709
Tax benefit related to nonqualified stock options	—	43
Other adjustments	(135)	(891)

Net cash used in operating activities	(283)	(109)

Investing Activities
Additional investment in Ameriana Bank	—	(5,000)
Investment in Ameriana Capital Trust I	—	(310)

Net cash used in operating activities	—	(5,310)

Financing Activities
Proceeds from subordinated debt	—	10,310
Repayment of other borrowings	—	(300)
Purchase of common stock	(807)	(2,191)
Tax benefit on nonqualified stock options	—	43
Cash dividends paid	(479)	(1,652)
Proceeds from exercise of stock options	—	371

Net cash provided by (used in) financing activities	(1,286)	6,581

Change in cash	(1,569)	1,162
Cash at beginning of year	1,927	765

Cash at end of year	$358	$1,927

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

18. Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total interest income	$5,890	$6,023	$5,941	$6,046
Total interest expense	3,557	3,558	3,514	3,449
Net interest income	2,333	2,465	2,427	2,597
Provision (credit) for loan losses	90	90	(1,927)	120
Net income (loss)	(24)	(23)	1,390	(159)

Basic earnings (loss) per share	(0.01)	(0.01)	0.47	(0.06)

Diluted earnings (loss) per share	(0.01)	(0.01)	0.47	(0.06)

Dividends declared per share	0.04	0.04	0.04	0.04

Stock price range
High	13.25	11.60	11.10	9.40
Low	11.35	9.82	8.80	7.01

2006
Total interest income	$5,333	$5,474	$5,718	$6,079
Total interest expense	3,089	3,270	3,561	3,883
Net interest income	2,244	2,204	2,157	2,196
Provision for loan losses	75	75	75	75
Net income (loss)	218	5	(92)	(1,101)

Basic earnings (loss) per share	0.07	0.00	(0.03)	(0.35)

Diluted earnings (loss) per share	0.07	0.00	(0.03)	(0.35)

Dividends declared per share	0.16	0.16	0.16	0.04

Stock price range
High	13.28	14.50	14.25	14.24
Low	12.02	12.84	12.51	12.00

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

19. Future Accounting Matters

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting standards, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 on January 1, 2008 did not have a significant impact on our financial condition or results of operations.

Accounting for Uncertainty in Income taxes

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (Interpretation No. 48). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes in financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective for the Company beginning January 1, 2007 and did not have a material effect on our financial condition or results of operations.

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 is effective beginning January 1, 2008. Early adoption is permitted as of January 1, 2007. Upon the adoption of EITF 06-4 on January 1, 2008, the Company recorded a cumulative effect of a change in accounting principle of $1,388,000.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The adoption of SFAS No. 159 on January 1, 2008 did not have a significant impact on our financial position or the results of our operations.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces the FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets required, the liabilities assumed, any non-controlling interests in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s financial condition, results of operations and cash flows.

20. Significant Estimates and Concentrations

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1. Business – Executive Officers” in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page of this Form 10-K and the section titled “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting and financial officer and senior executive officers. For information concerning the Code of Ethics, see the section titled “Corporate Governance and Board Matters – Code of Ethics” in the Proxy Statement. The Code of Ethics is posted on the Company’s Internet Web site at www.ameriana.com. The Company intends to satisfy the disclosure requirement under Item 5.5 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s Code of Ethics by posting such information on its Internet Web site at www.ameriana.com.

Information concerning the audit committee and its composition and the audit committee financial expert and other corporate governance matters is incorporated by reference to the section titled “Corporate Governance and Board Matters” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters—Director Compensation” and “Executive Compensation” in the Proxy Statement.

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2007. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	206,282	$14.27	223,000

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	206,282	$14.27	223,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement.

Information concerning director independence is incorporated by reference to the section titled “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 2 – Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2007

Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended December 31, 2007

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2007

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3)	Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement, dated June 1, 2005, between Ameriana Bank and Trust and Jerome J. Gassen (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed with the SEC on August 11, 2005)

10.2*	Employment Agreement, dated February 26, 2001, between Ameriana Bank and Trust and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.3*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.4*	Ameriana Bank of Indiana, F.S.B. Director Supplemental Retirement Program Director Agreement, dated June 4, 1999, between Ameriana Bank of Indiana, F.S.B. and Paul W. Prior (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2000)

10.5*	Executive Supplemental Retirement Plan Agreement, dated May 6, 1999, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2001)

10.6*	Executive Supplemental Retirement Plan Agreement Amendment, dated December 5, 2003, between Ameriana Bank of Indiana, F.S.B. and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2004)

10.7*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.8*	Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.9*	Change in Control Severance Agreement dated March 6, 2006, by and between Ameriana Bank and Trust and Matthew Branstetter (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 12, 2006)

10.10*	Employment Agreement, effective January 22, 2007, between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007)

10.11*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen

10.12*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey

21	Subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007)

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certification Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 31, 2008	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 31, 2008
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 31, 2008
John J. Letter
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Donald C. Danielson	March 31, 2008
Donald C. Danielson
Director

By:	/s/ Charles M. Drackett, Jr.	March 31, 2008
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 31, 2008
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 31, 2008
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 31, 2008
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 31, 2008
Ronald R. Pritzke
Director