Form 10-Q
period 2008-03-31
AMERIANA BANCORP
filed 2008-05-15
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 15, 2008, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Cash on hand and in other institutions	$5,209	$4,445
Interest-bearing demand deposits	12,063	12,727

Cash and cash equivalents	17,272	17,172
Investment securities available for sale	80,147	66,692
Loans held for sale	275	250
Loans, net of allowance for loan losses of $2,909 and $2,677	295,558	294,273
Premises and equipment	11,197	7,696
Stock in Federal Home Loan Bank	5,630	5,630
Goodwill	564	564
Cash value of life insurance	22,987	22,777
Other assets	11,676	11,737

Total assets	$445,306	$426,791

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$23,206	$20,429
Interest-bearing	299,196	294,317

Total deposits	322,402	314,746
Borrowings	81,235	68,513
Drafts payable	1,058	4,556
Other liabilities	7,184	5,330

Total liabilities	411,879	393,145

Commitments and contingencies
Stockholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,044	1,040
Retained earnings	31,979	32,857
Accumulated other comprehensive gain (loss)	188	(467)
Treasury stock at cost – 225,000 and 225,000 shares	(2,998)	(2,998)

Total stockholders’ equity	33,427	33,646

Total liabilities and stockholders’ equity	$445,306	$426,791

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest Income
Interest and fees on loans	$4,961	$4,528
Interest on mortgage-backed securities	458	438
Interest on investment securities	354	789
Other interest and dividend income	162	135

Total interest income	5,935	5,890

Interest Expense
Interest on deposits	2,360	2,738
Interest on borrowings	850	819

Total interest expense	3,210	3,557

Net Interest Income	2,725	2,333
Provision for loan losses	371	90

Net Interest Income After Provision for Loan Losses	2,354	2,243

Other Income
Other fees and service charges	410	393
Brokerage and insurance commissions	403	324
Gain on sale of available for sale investment securities	49	—
Gains on sales of loans and servicing rights	27	6
Increase in cash value of life insurance	210	187
Other	42	75

Total other income	1,141	985

Other Expense
Salaries and employee benefits	2,134	2,225
Net occupancy expense	260	221
Furniture and equipment expense	183	178
Legal and professional fees	129	310
Data processing expense	131	135
Printing and office supplies	57	46
Marketing expense	92	61
Other	406	369

Total other expense	3,392	3,545

Income (Loss) Before Income Taxes	103	(317)
Income tax benefit	280	293

Net Income (Loss)	$383	$(24)

Basic Earnings (Loss) Per Share	$0.13	$(0.01)

Diluted Earnings (Loss) Per Share	$0.13	$(0.01)

Dividends Declared Per Share	$0.04	$0.04

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2007	$3,214	$1,040	$32,857	$(467)	$(2,998)	$33,646
Net income	—	—	383	—	—	383
Change in accumulated other comprehensive income related to retirement plan	—	—	—	15	—	15
Change of $1,005 in unrealized loss on available-for-sale securities, net of income tax	—	—	—	640	—	640

Comprehensive income						1,038
Cumulative effect of a change in accounting principle related to the post-retirement cost of split-dollar life insurance	—	—	(1,141)	—	—	(1,141)
Share-based compensation	—	4	—	—	—	4
Dividends declared ($0.04 per share)	—	—	(120)	—	—	(120)

Balance at March 31, 2008	$3,214	$1,044	$31,979	$188	$(2,998)	$33,427

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income (loss)	$383	$(24)
Items not requiring (providing) cash
Provision for losses on loans	371	90
Depreciation and amortization	161	247
Increase in cash value of life insurance	(210)	(188)
Mortgage loans originated for sale	(463)	(85)
Proceeds from sale of mortgage loans	441	86
Gains on sale of loans and servicing rights	(27)	(6)
Loss on sale or write-down of other real estate owned	45	—
Increase (decrease) in drafts payable	(3,498)	145
Increase in accrued interest payable	233	1,121
Other adjustments	128	(1,054)

Net cash provided by (used in) operating activities	(2,436)	332

Investing Activities
Purchase of securities	(14,970)	(158)
Proceeds/principal from maturities/calls of securities	1,000	10,750
Principal collected on mortgage-backed securities	1,527	2,025
Net change in loans	(1,656)	(13,931)
Proceeds from sales of other real estate owned	71	371
Net purchases of premises and equipment	(3,669)	(60)
Redemption of Federal Home Loan Bank stock	—	9
Construction cost for other real estate owned	(305)	—
Other investing activities	19	3

Net cash used in investing activities	(17,983)	(991)

Financing Activities
Net change in demand and savings deposits	4,779	(240)
Net change in certificates of deposit	2,877	(2,827)
Net change in short-term borrowings	(3,000)	13,500
Proceeds from long-term borrowings	17,000	—
Repayment of long-term borrowings	(1,278)	(11,549)
Repurchase of common stock	—	(807)
Net change in advances by borrowers for taxes and insurance	261	195
Cash dividends paid	(120)	(120)

Net cash provided by (used in) financing activities	20,519	(1,848)

Change in Cash and Cash Equivalents	100	(2,507)
Cash and Cash Equivalents at Beginning of Year	17,172	12,070

Cash and Cash Equivalents at End of Quarter	$17,272	$9,563

Supplemental information:

Interest paid on deposits	$2,148	$1,660

Interest paid on borrowings	$829	$776

Income taxes paid	—	—

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 unaudited interim financial statements to conform to the 2008 unaudited financial statement presentation. These reclassifications had no effect on net income.

NOTE B — STOCKHOLDERS’ EQUITY

On February 25, 2008, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $120,000, was accrued for payment to stockholders of record on March 14, 2008, and was paid on April 4, 2008.

No stock options were exercised during the first quarter of 2008.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended March 31,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$383	2,988,952	$0.13	$(24)	3,031,948	$(0.01)

Effect of dilutive stock options	—	—		—	—

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$383	2,988,952	$0.13	$(24)	3,031,948	$(0.01)

Options to purchase 208,282 and 323,078 shares of common stock at exercise prices of $9.25 to $17.05 and $12.43 to $18.30 per share were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(5)

NOTE D — FUTURE ACCOUNTING MATTERS

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split—Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 was effective beginning January 1, 2008. Early adoption was permitted as of January 1, 2007. Upon adoption of EITF 06-04 on January 1, 2008, the Company recorded a cumulative effect of a change in accounting principle of $1.1 million.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard was effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our financial position or the results of our operations, as the Company did not elect the fair value option for any financial assets or liabilities.

Business Combinations

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.” The Company is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the Company’s financial condition or results of operations. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008.

Noncontrolling Interest in Consolidated Financial Statements

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

(6)

Disclosures About Derivitive Instruments and Hedging Activities

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

NOTE E — TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the “Trust”), a statutory business trust formed by the Company. The proceeds from the issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million in subordinated debentures issued by the Company, which constitute the sole asset of the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company's financial statements reflect the subordinated debt issued to the Trust. Interest payments are payable quarterly at a rate equal to the average of 6.71% and three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the subordinated debentures will bear a rate equal to 150 basis points over the three month LIBOR. The Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. At March 31, 2008, the interest rate was 5.45%. The subordinated debentures mature on March 15, 2036, and may be redeemed at par anytime after March 15, 2011.

NOTE F — RETIREMENT PLAN

The following table summarizes the components of net periodic pension cost:

	Three Months Ended March 31,
In thousands	2008	2007
Service cost	$9	$8
Interest cost	27	29
Amortization of actuarial loss	—	3
Amortization of unrecognized prior service cost	15	15

Net periodic pension cost	$51	$55

Net periodic pension cost is recorded as a component of employee benefits in the Consolidated Condensed Statements of Operations. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portion of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.

NOTE G — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year/period.

(7)

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There currently are no securities valued in Level 1. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government Agency notes and mortgage-backed securities, municipal bonds, and mutual funds. There currently are no securities valued in Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$80,147,000	$—	$80,147,000	$—

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first quarter of 2008, fourteen impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $8.7 million as of March 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

(8)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. We believe it is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and our other reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A.- “Risk Factors,” in this Form 10-Q under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

(9)

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

Executive Overview of the First Quarter of 2008

The Company recorded net income of $383,000, or $0.13 per share, for the first quarter of 2008:

•	The quarterly dividend of $0.04 per share represented a payout ratio of 30.8%.

•	The Company’s closing stock price of $8.71 per share on March 31, 2008 represented 77.9% of its book value of $11.18 per share on that date, and represented a market capitalization of $26.0 million.

•

Net interest income for the first quarter of 2008 was 16.8% higher than the same quarter in 2007, primarily a result of a 36 basis point improvement in net interest margin to 2.97%, on a fully tax-equivalent basis.

•	Net interest margin of 2.97%, on a fully tax-equivalent basis, for the first quarter of 2008 also represented a 7 basis point improvement over the quarter ended December 31, 2007.

•

Total non-performing loans were 1.54% of total net loans at March 31, 2008 and represented a $1.9 million increase over December 31, 2007. The increase in non-performing loans was the primary reason for the provision for loan losses being $281,000 higher than the same quarter in 2007.

•

Other income for the first quarter was 15.8% higher than the same quarter of 2007, as the Company realized line item growth in several different areas, including a $49,000 investment gain realized through Visa’s initial public offering.

•	Other expense for the first quarter was 4.3% lower than the same quarter of 2007, with reductions in compensation costs and professional fees.

•

The income tax benefit of $280,000 for the first quarter of 2008 was related primarily to a significant amount of tax-exempt income from municipal securities and bank owned life insurance, and a $150,000 reversal after a favorable tax court ruling of an accrual recorded in prior years.

(10)

For the first quarter of 2008, the balance sheet was grown $18.5 million, or 4.3% to $445.3 million:

•	The balance sheet growth resulted primarily from the addition of $15 million of Fannie Mae mortgage-backed securities funded at an attractive spread with FHLB fixed-rate advances.

•	During the first quarter of 2008, the loan portfolio increased by 0.4% to $295.6 million, with the mix also changing to a larger percentage of commercial loans.

•	During the first quarter of 2008, total deposits increased by 2.4% to $322.4 million, and the total included no brokered certificates of deposit.

Strategic Issues

As part of the Bank’s efforts to expand its commercial lending capabilities, in the second quarter of 2007, we opened a commercial lending center in the fast growing suburban area of Carmel, Indiana. This office and the Bank’s current emphasis on commercial lending have contributed to our continued loan growth, which coupled with our strong focus on retail banking activities, is expected to allow us to produce earnings growth for the Company.

A major remodeling of our Greenfield Banking Center, our second largest office, is scheduled to be completed in the third quarter of 2008. The renovations will provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that will include interactive terminals, an internet café, and multi-media in-store marketing.

The Company also recently announced plans to open two new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis. The new offices in Fishers and Carmel, expected to open in October 2008 and November 2008, respectively, will enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

We believe the continued success of the Company is dependent on its ability to provide its customers with financial advice and solutions that assist them in achieving their goals. We will accomplish this mission by:

•	being our customers’ first choice for financial advice and solutions;

•	informing and educating customers on the basics of money management; and

•	understanding and meeting customers’ financial needs throughout their life cycle.

Serving customers requires the commitment of all Ameriana associates to provide exceptional service and sound advice. We believe these qualities will differentiate us from our competitors and increase profitability and shareholder value.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial condition and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult, subjective or complex. We consider the allowance for loan losses and mortgage servicing rights to be our critical accounting policies.

(11)

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio size and composition (including product mix and geographic, industry or customer-specific concentrations), asset quality trends, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

FINANCIAL CONDITION

Total assets of $445.3 million at March 31, 2008, represented growth of $18.5 million from the December 31, 2007 total of $426.8 million. The increase resulted primarily from the purchase of $15.0 million of Fannie Mae mortgage-backed securities. This purchase was funded primarily with FHLB fixed-rate advances and resulted in an initial spread of about 240 basis points.

Cash and cash equivalents of $17.3 million at March 31, 2008 were essentially unchanged from the December 31, 2007 total of $17.2 million, and represent an immediate source of liquidity to fund loans or meet deposit outflows.

We realized a $1.3 million increase from December 31, 2007 in net loans receivable, as our growth efforts were negatively impacted by a combination of seasonality and the slowing economy, which included significant weakness in the housing sector. During the three-month period, commercial loans increased by $3.9 million, or 2.5%, to $158.9 million, with most of the lending activity occurring in the Indianapolis metropolitan market. The residential real estate first mortgage loan portfolio declined $2.8 million, or 2.4%, to $114.3 million at March 31, 2008, which was reflective of generally poor mortgage market conditions. The Bank designated only $463,000 of first quarter mortgage originations as loans for sale, as widening spreads to funding costs resulted in management modifying its mortgage banking strategy to put a larger percentage of new product in portfolio. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

(12)

Premises and equipment of $11.2 million at March 31, 2008 represented a $3.5 million increase over the total of $7.7 million at December 31, 2007. The increase was related primarily to the Indianapolis market expansion strategy, with a total acquisition cost of $3.4 million for the two bank properties located in Fishers and Carmel.

Total deposits increased $7.7 million, or 2.4%, during the first quarter of 2008 to $322.4 million, with public funds certificates of deposit growing by $6.0 million to $10.0 million. The combined total for checking, savings, and money market accounts was up $4.8 million for the period, while higher-costing certificates of deposit declined $3.1 million. The Bank’s markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce an acceptable marginal cost for both existing and new deposits.

Borrowings increased by $12.7 million during the first three months of 2008 to $81.2 million, primarily to fund the purchase of $15.0 million in Fannie Mae mortgage-backed securities. Wholesale funding strategies and sources are continuously being analyzed in an effort to control costs using this alternative to organic deposit account funding.

Stockholders’ equity declined $219,000 during the three months ended March 31, 2008, due to the Company recording a $1.1 million liability for post retirement benefits, as required under EITF Issues 06-04 and 06-10, with a corresponding direct charge to retained earnings. Other major items impacting shareholders’ equity included net income of $383,000, an addition of $640,000 representing the after-tax affect of the $1.0 million improvement in the market value of the Bank’s available-for-sale investment securities, and the $120,000 quarterly dividend.

RESULTS OF OPERATIONS

First Quarter of 2008 compared to the First Quarter of 2007

The Company realized net income of $383,000, or $0.13 per diluted share, for the first quarter of 2008, compared to a net loss of $24,000, or $(0.01) per diluted share, for the first quarter of 2007. The difference of $407,000 represented improvements in most areas of the income statement:

•

The Company produced a $392,000, or 16.8%, increase in net interest income resulting primarily from a 36 basis point improvement in net interest margin from 2.61% to 2.97%. The significant improvement in net interest income was accomplished with an average earning asset total of $390.0 million for the first quarter of 2008 that was only slightly higher than the $388.9 million for the same period in 2007.

•	Other income for the first quarter of 2008 was $1.1 million, a $156,000, or 15.8%, improvement over the $1.0 million recorded for the same quarter of 2007.

•	$3.4 million in other expense for the first quarter of 2008, represented a $153,000, or 4.3%, decrease from other expense of $3.5 million for the same quarter of 2007.

•

Income before income taxes of $103,000 for the first quarter of 2008 represented an improvement of $420,000 over the $317,000 loss before income taxes for the same period a year earlier. The income tax benefit of $280,000 for the first quarter of 2008 included $150,000 related to a favorable tax court ruling, and as a result was only $13,000 less than the $293,000 income tax benefit recorded for the first quarter of 2007.

•

Improvement in other areas of the income statement was partially offset by a higher provision for loan losses of $371,000 for the first quarter of 2008, compared to $90,000 for the same quarter of 2007.

(13)

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $373,000 to $2.9 million for the first quarter of 2008 compared to $2.5 million for the same period of 2007. The Company improved its net interest margin on a fully tax-equivalent basis by 36 basis points to 2.97% for the first quarter of 2008 from 2.61% for the first quarter of 2007. The improvement in net interest income and net interest margin was accomplished primarily through the balance sheet restructuring strategy implemented in November of 2006, coupled with significant commercial loan growth.

Tax-exempt interest was $299,000 for the first quarter of 2008 compared to $330,000 for the first quarter of 2007. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $151,000 and $170,000 for the first quarters of 2008 and 2007, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended March 31,
	2008	2007
Balance at beginning of quarter	$2,677	$2,616
Provision for loan losses	371	90
Charge-offs	(165)	(24)
Recoveries	26	25

Net (charge-offs) recoveries	(139)	1

Balance at end of period	$2,909	$2,707

Allowance to total loans	0.97%	1.02%

Allowance to non-performing loans	63.84%	76.69%

We had a provision for loan losses of $371,000 in the first quarter of 2008 compared to a provision of $90,000 for the same period in 2007. The increase in provision expense was primarily related to four real estate development loans in the Hancock County, Indiana, area that represented two long-time lending relationships, and $139,000 of net charge-offs during the first quarter of 2008. The change in provision also incorporated the need to reserve against additional portfolio growth and increasing pressure of current economic conditions on credit quality, which resulted in the allowance to total loans ratio increasing to 0.97% at March 31, 2008 from 0.90% at December 31, 2007.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) March 31,
	2008	2007
Loans accounted for on a non-accrual basis	$4,157	$3,528
Accruing loans contractually past due 90 days or more	400	1

Total of non-accrual and 90 days past due loans	$4,557	$3,529

Percentage of total net loans	1.54%	1.34%

Other non-performing assets (1)	$2,706	$480

(1)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

(14)

Non-performing loans increased $1.0 million from $3.5 million at March 31, 2007 to $4.5 million at March 31, 2008, mostly due to increases of $1.9 million in the first quarter of 2008. The increases in the first quarter of 2008 related primarily to the two long-time relationships in the Hancock County, Indiana, area. The two relationships involve five loans totaling $1.3 million. These loans were charged-down to the current book value, based on appraisals of the development. The remaining increase in non-performing loans in the first quarter of 2008 was a combination of one $400,000 commercial loan and several one-to-four family first mortgage loans.

Real estate owned increased to $2.7 million at March 31, 2008 from $480,000 at March 31, 2007. The major components of the increase relate to the foreclosure of two credits, an incomplete multi-family project with a current book value of $1.1 million and a single family construction project with a current book value of $1.1 million.

Other Income

The $156,000 increase in total other income for the first quarter of 2008, compared to the same period in 2007, resulted primarily from an increase of $79,000 in brokerage and insurance commissions, and a $49,000 gain from the partial redemption of the Company’s equity interest in Visa realized through Visa’s recent initial public offering. The improvement in brokerage and insurance commissions was mainly due to higher commission income from the insurance agency that resulted from increased sales.

Other Expense

The $153,000 decrease in total other expense in the first quarter of 2008, compared to the first quarter of 2007, resulted primarily from:

•

A $91,000, or 4.1%, decrease in salaries and employee benefits resulting primarily from severance costs incurred in the first quarter of 2007 that exceeded higher salaries and employee benefits in 2008 related to normal annual increases.

•

A $181,000, or 58.4%, reduction of legal and professional fees due primarily to the significant decline in legal fees as a result of the third quarter 2007 settlement of the RLI litigation. Expense for the first quarter of 2007 included $111,000 of RLI related legal fees. Additionally, there were no recruiting fees in the first quarter of 2008, compared to $42,000 for the same period of 2007.

•

The decreases in expenses listed above were offset in part by a $39,000 increase in office occupancy expense that resulted from increased real estate tax rates, major repairs to facilities, and office rent for the new Carmel LPO that was opened in the second quarter of 2007. Marketing expense of $92,000 for the first quarter of 2008, a $31,000 increase over the same period of 2007, was reflective of an increased commitment to drive growth in retail banking volume.

Income Tax Expense

Although income before income taxes for the first quarter of 2008 was up $420,000 from the same period in 2007, the 2008 income tax benefit of $280,000 was only $13,000 less than the $293,000 income tax benefit recorded for the first quarter of 2007. The income tax benefit for 2008 included a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks.

The tax benefits for the first quarters of 2008 and 2007 were both positively impacted by the significant amount of tax-exempt income the Company realized from municipal securities and bank owned life insurance.

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

(15)

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

For the three months ended March 31, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At March 31, 2008, we had $8.8 million in loan commitments outstanding and $35.2 million of available commercial and consumer lines of credit. Certificates of deposit due within one year of March 31, 2008, totaled $127.6 million, or 39.6% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of March 31, 2008. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced growth of $1.3 million in net loans receivable for the first three months of 2008. Additionally, the Company invested in $15.0 million of mortgage-backed securities during the quarter, which resulted in a $13.5 million net increase in the investment securities available for sale portfolio. In the first three months of 2007, we experienced an increase of $13.7 million in net loans receivable, with $3.9 million the result of the purchase of one package of residential mortgage loans, and we realized a $12.3 million decline in the investment securities available for sale portfolio.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposit growth was $7.7 million and FHLB advances increased by $12.7 million during the first three months of 2008. There were no brokered certificates at either March 31, 2008 or December 31, 2007.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund the stock repurchase program. We paid $120,000 in cash dividends to our shareholders for both the three-month periods ended March 31, 2008 and 2007. The dividend rates were $0.04 per share for the first quarters of 2008 and 2007.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could

(16)

have a material effect on a bank’s operations. At March 31, 2008 and December 31, 2007, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2008, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank are as follows:

	March 31, 2008
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$24,273	13.79%	$41,836
Tier 1 capital (to risk-weighted assets)	4.0	12,137	12.78	38,787
Core capital (to adjusted total assets)	3.0	12,891	9.03	38,787
Core capital (to adjusted tangible assets)	2.0	8,594	9.03	38,787
Tangible capital (to adjusted total assets)	1.5	6,446	9.03	38,787

	December 31, 2007
	Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	8.0%	$24,667	13.76%	$42,388
Tier 1 capital (to risk-weighted assets)	4.0	12,334	12.85	39,569
Core capital (to adjusted total assets)	3.0	12,538	9.47	39,569
Core capital (to adjusted tangible assets)	2.0	8,359	9.47	39,569
Tangible capital (to adjusted total assets)	1.5	6,269	9.47	39,569

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

(17)

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

We recognize that effective management of IRR includes an understanding of when potential adverse changes in interest rates will flow through the income statement. Accordingly, we manage our position so that exposure to net interest income is monitored over both a one-year planning horizon (accounting perspective) and a longer-term strategic horizon (economic perspective).

Our objective is to manage our exposure to IRR, bearing in mind that we will always be in the business of taking on rate risk and that complete rate risk immunization is not possible. Also, it is recognized that as exposure to IRR is reduced, so too may the net interest margin be reduced.

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
March 31, 2008
Year 1	$12,109	$12,311	$12,346	(1.64)%	0.28%

Year 2	$13,703	$13,499	$12,513	11.31%	1.64%

December 31, 2007
Year 1	$10,663	$10,796	$10,774	(1.23)%	(0.20)%

Year 2	$11,152	$10,985	$10,295	3.30%	(4.64)%

The results from modeling our balance sheet structure as of March 31, 2008, incorporating current replacement assumptions, indicate a minimal impact on net interest income from either rising or falling interest rates for the first year. In the second year, stable or falling interest rates are projected to significantly improve net interest income with the cost of interest-bearing liabilities dropping more sharply than yields on earning assets.

The substantial increase in projected base net interest income at March 31, 2008 compared to December 31, 2007 is reflective primarily of the Company’s first quarter growth in earning assets and pricing strategies that have resulted in projected continuing improvement in the interest rate spread between interest-earning assets and interest-bearing liabilities.

(18)

Our IRR exposure has been maintained well within acceptable levels. Management plans to remain highly focused on developing additional strategies designed to further grow net interest income, and also intends to add interest rate risk hedge positions if it is determined to be necessary to keep the Company within reasonable risk levels.

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

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

(19)

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

Except as indicated above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description
10.1*	Employment agreement, effective as of January 1, 2008, by and between Ameriana Bank, SB and Jerome J. Gassen

10.2*	Employment agreement, effective as of January 1, 2008, by and between Ameriana Bank, SB and Timothy G. Clark

10.3*	Employment agreement, effective as of January 1, 2008, by and between Ameriana Bank, SB and John J. Letter

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Management contract or compensation plan or arrangement

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 15, 2008	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 15, 2008	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)