Form 10-Q
period 2008-06-30
AMERIANA BANCORP
filed 2008-08-13
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 12, 2008, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash on hand and in other institutions	$4,791	$4,445
Interest-bearing demand deposits	17,893	12,727

Cash and cash equivalents	22,684	17,172
Investment securities available for sale	67,311	66,692
Loans held for sale	—	250
Loans, net of allowance for loan losses of $2,909 and $2,677	308,159	294,273
Premises and equipment	12,973	7,696
Stock in Federal Home Loan Bank	5,630	5,630
Goodwill	564	564
Cash value of life insurance	23,212	22,777
Other real estate owned	4,026	2,517
Other assets	9,269	9,220

Total assets	$453,828	$426,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$23,712	$20,429
Interest-bearing	290,832	294,317

Total deposits	314,544	314,746
Borrowings	98,735	68,513
Drafts payable	1,509	4,556
Other liabilities	6,130	5,330

Total liabilities	420,918	393,145

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,044	1,040
Retained earnings	32,243	32,857
Accumulated other comprehensive loss	(593)	(467)
Treasury stock at cost – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	32,910	33,646

Total liabilities and shareholders’ equity	$453,828	$426,791

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$4,854	$4,869	$9,815	$9,397
Interest on mortgage-backed securities	553	424	1,011	862
Interest on investment securities	314	602	668	1,391
Other interest and dividend income	138	128	300	263

Total interest income	5,859	6,023	11,794	11,913

Interest Expense
Interest on deposits	1,964	2,748	4,324	5,486
Interest on borrowings	882	810	1,732	1,629

Total interest expense	2,846	3,558	6,056	7,115

Net Interest Income	3,013	2,465	5,738	4,798
Provision for loan losses	221	90	592	180

Net Interest Income After Provision for Loan Losses	2,792	2,375	5,146	4,618

Other Income
Other fees and service charges	454	435	864	828
Brokerage and insurance commissions	282	277	685	601
Net gain (loss) on sale of available-for-sale investment securities	60	(11)	109	(11)
Gains on sales of loans and servicing rights	14	14	41	20
Net gain (loss) on other real estate owned	(20)	2	(18)	5
Increase in cash value of life insurance	225	220	435	407
Other	5	56	45	128

Total other income	1,020	993	2,161	1,978

Other Expense
Salaries and employee benefits	2,108	2,025	4,242	4,250
Net occupancy expense	266	222	526	443
Furniture and equipment expense	183	185	366	363
Legal and professional fees	173	216	302	526
Data processing expense	176	152	307	287
Printing and office supplies	66	65	123	111
Marketing expense	52	100	144	161
Other	447	402	853	771

Total other expense	3,471	3,367	6,863	6,912

Income (Loss) Before Income Taxes	341	1	444	(316)
Income tax (benefit)	(42)	24	(322)	(269)

Net Income (Loss)	$383	$(23)	$766	$(47)

Basic Earnings (Loss) Per Share	$0.13	$(0.01)	$0.26	$(0.02)

Diluted Earnings (Loss) Per Share	$0.13	$(0.01)	$0.26	$(0.02)

Dividends Declared Per Share	$0.04	$0.04	$0.08	$0.08

See notes to consolidated condensed financial statements

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2007	$3,214	$1,040	$32,857	$(467)	$(2,998)	$33,646
Net income	—	—	766	—	—	766
Change in accumulated other comprehensive income related to retirement plan	—	—	—	30	—	30
Increase of $233 in unrealized loss on available-for-sale securities, net of income tax	—	—	—	(156)	—	(156)

Comprehensive income						640
Cumulative effect of a change in accounting principle related to the post-retirement cost of split-dollar life insurance	—	—	(1,141)	—	—	(1,141)
Share-based compensation	—	4	—	—	—	4
Dividends declared ($0.08 per share)	—	—	(239)	—	—	(239)

Balance at June 30, 2008	$3,214	$1,044	$32,243	$(593)	$(2,998)	$32,910

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income (loss)	$766	$(47)
Items not requiring (providing) cash
Provision for losses on loans	592	180
Depreciation and amortization	332	474
Increase in cash value of life insurance	(435)	(407)
Mortgage loans originated for sale	(655)	(1,248)
Proceeds from sale of mortgage loans	912	1,260
Gains on sale of loans and servicing rights	(41)	(20)
Loss on sale or write-down of other real estate owned	112	12
(Gain) loss from sale of available-for-sale securities	(109)	11
Decrease in drafts payable	(3,047)	(732)
(Decrease) increase in accrued interest payable	(356)	331
Other adjustments	(337)	(325)

Net cash used in operating activities	(2,266)	(511)

Investing Activities
Purchase of securities	(14,986)	(192)
Proceeds/principal from the sale of securities	9,272	11,561
Proceeds/principal from maturities/calls of securities	1,000	20,750
Principal collected on mortgage-backed securities	3,935	3,405
Net change in loans	(15,709)	(22,495)
Proceeds from sales of other real estate owned	106	395
Net purchases of premises and equipment	(5,622)	(550)
Redemption of Federal Home Loan Bank stock	—	9
Construction cost for other real estate owned	(496)	—
Other investing activities	70	(2)

Net cash (used in) provided by investing activities	(22,430)	12,881

Financing Activities
Net change in demand and savings deposits	2,292	2,026
Net change in certificates of deposit	(2,494)	(5,655)
Net change in short-term borrowings	4,500	(17,000)
Proceeds from long-term borrowings	27,000	20,000
Repayment of long-term borrowings	(1,278)	(11,589)
Repurchase of common stock	—	(807)
Net change in advances by borrowers for taxes and insurance	427	310
Cash dividends paid	(239)	(239)

Net cash provided by (used in) financing activities	30,208	(12,954)

Change in Cash and Cash Equivalents	5,512	(584)
Cash and Cash Equivalents at Beginning of Year	17,172	12,070

Cash and Cash Equivalents at End of Quarter	$22,684	$11,486

Supplemental information:

Interest paid on deposits	$4,706	$6,048

Interest paid on borrowings	$1,706	$1,611

Income taxes paid	$100	—

See notes to consolidated condensed financial statements.

(4)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank, SB (the “Bank”). The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency, Ameriana Financial Services, Inc., and Ameriana Investment Management, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 unaudited interim financial statements to conform to the 2008 unaudited financial statement presentation. These reclassifications had no effect on net income.

NOTE B – SHAREHOLDERS’ EQUITY

On May 15, 2008, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $120,000, was accrued for payment to shareholders of record on June 13, 2008, and was paid on July 3, 2008.

No stock options were exercised during the second quarter of 2008.

NOTE C – EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended June 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$383	2,988,952	$0.13	$(23)	2,988,952	$(0.01)

Effect of dilutive stock options	—	—		—	—

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$383	2,988,952	$0.13	$(23)	2,988,952	$(0.01)

	(In thousands, except share data) Six Months Ended June 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) per Share: Income (loss) available to common shareholders	$766	2,988,952	$0.26	$(47)	3,010,331	$(0.02)

Effect of dilutive stock options	—	—		—	—

Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$766	2,988,952	$0.26	$(47)	3,010,331	$(0.02)

(5)

Options to purchase 208,282 and 222,782 shares of common stock at exercise prices of $9.25 to $17.05 and $12.43 to $18.30 per share were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D  –  FUTURE ACCOUNTING MATTERS

Split-dollar life insurance agreements

In September 2006, the Emerging Issues Task Force Issue 06–4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06–4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 was effective beginning January 1, 2008. Early adoption was permitted as of January 1, 2007. Upon adoption of EITF 06-4 on January 1, 2008, the Company recorded a cumulative effect of a change in accounting principle of $1.1 million.

Fair Value Option for Financial Assets and Financial Liabilities

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard was effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application was permitted in certain circumstances. The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our financial position or the results of our operations, as the Company did not elect the fair value option for any financial assets or liabilities.

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

(6)

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

NOTE E  –  TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the “Trust”), a statutory business trust formed by the Company. The proceeds from the issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million in subordinated debentures issued by the Company, which constitute the sole asset of the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company’s financial statements reflect the subordinated debt issued to the Trust. Interest payments are payable quarterly at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the subordinated debentures will bear interest at a rate equal to 150 basis points over the three month LIBOR. The Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. At June 30, 2008, the interest rate was 5.49%. The subordinated debentures mature on March 15, 2036, and may be redeemed at par anytime after March 15, 2011.

NOTE F  –  RETIREMENT PLAN

The following table summarizes the components of net periodic pension cost:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Service cost	$9	$8	$17	$17
Interest cost	27	29	55	59
Amortization of actuarial loss	—	3	—	5
Amortization of unrecognized prior service cost	15	15	30	30

Net periodic pension cost	$51	$55	$102	$111

Net periodic pension cost is recorded as a component of employee benefits in the Consolidated Condensed Statements of Operations. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portion of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.

(7)

NOTE G – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$67,311,000	$—	$67,311,000	$—

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are

(8)

charged against the allowance when management believes the uncollectability of the loan is confirmed. During the six months of 2008, fourteen impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $7.6 million as of June 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$7,579,000	$—	$—	$7,579,000

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A.- “Risk Factors,” in this Form 10-Q under Part II, Item 1A -”Risk Factors,” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”). The Company became the holding company for Ameriana Bank, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the “Bank”) in 1990. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

(9)

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.” On July 31, 2006, the Bank closed its Trust Department and adopted its present name on September 12, 2006. As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana and a loan production office in Carmel, Indiana. The Bank offers a wide range of consumer and commercial banking services, including: (i) accepting deposits; (ii) originating commercial, mortgage, consumer and construction loans; and (iii) through its subsidiaries, providing investment and brokerage services and insurance services.

The Bank has three wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit-related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC through which it offers title insurance. AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public. AIMI manages the Company’s investment portfolio.

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

Executive Overview of the Second Quarter of 2008

The Company recorded net income of $383,000, or $0.13 per share, for the second quarter of 2008, which equaled the earnings of $383,000 for the first quarter of 2008:

•	The quarterly dividend of $0.04 per share represented a payout ratio of 31.2%.

•	The Company’s closing stock price of $9.48 per share on June 30, 2008 represented 86.1% of its book value of $11.01 per share on that date, and represented a market capitalization of $28.3 million.

(10)

•

Net interest income for the second quarter of 2008 was 22.2% higher than the same quarter in 2007, primarily a result of a 44 basis point improvement in net interest margin to 3.19%, on a fully tax-equivalent basis.

•	Net interest margin of 3.19%, on a fully tax-equivalent basis, for the second quarter of 2008 represented a 22 basis point improvement over the 2.97% recorded for the first quarter of 2008.

•

Total non-performing loans of $3.5 million, or 1.13% of total net loans at June 30, 2008, represented a $1.1 million decrease from March 31, 2008. The decrease in non-performing loans was primarily due to the migration of a single commercial credit to other real estate owned (OREO). The total for OREO increased $1.3 million during the second quarter.

•

The provision for loan losses for the second quarter of 2008 was $221,000, which was higher than the $90,000 booked for the same quarter a year earlier, but a reduction from the $371,000 recorded for the first quarter of 2008.

•

Other income for the second quarter was 2.7% higher than the same quarter of 2007, primarily a result of a $60,000 gain from the sale of municipal securities, which was a part of the continuation of the Bank’s overall balance sheet restructuring strategy.

•	Other expense for the second quarter was 3.1% higher than the same quarter of 2007, with compensation costs, which were impacted by growth strategies, increasing by 4.1%.

•	The income tax benefit of $42,000 for the second quarter of 2008 was related primarily to a significant amount of tax-exempt income from municipal securities and bank-owned life insurance.

For the second quarter of 2008, the balance sheet grew by $8.5 million, or 1.9%, to $453.8 million:

•

The second quarter balance sheet growth resulted primarily from a $12.6 million, or 4.3%, increase in the loan portfolio to $308.2 million. As a result of the increase in commercial loans, the mix of the loan portfolio changed, with commercial loans becoming a larger percentage of total loans.

•	During the second quarter of 2008, total deposits declined by $7.9 million, or 2.4%, to $314.5 million. No brokered certificates of deposit were held at June 30, 2008.

•

The loan portfolio growth and decline in deposits for the second quarter of 2008 was funded with a combination of Federal Home Loan Bank advances and cash flows from the investment portfolio, which consisted primarily of $9.3 million in principal proceeds from the sale of municipal securities.

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

(11)

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. The financial condition and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results of operations, and they require management to make estimates that are difficult, subjective or complex. We consider the allowance for loan losses and mortgage servicing rights to be our critical accounting policies.

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

(12)

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

FINANCIAL CONDITION

Total assets of $453.8 million at June 30, 2008, represented growth of $27.0 million from the December 31, 2007 total of $426.8 million. This increase resulted primarily from loan growth.

Cash and cash equivalents of $22.7 million at June 30, 2008, which were $5.5 million greater than the December 31, 2007 total of $17.2 million, represent an immediate source of liquidity to fund loans or meet deposit outflows. The increase resulted primarily from a $5.0 million short-term investment of funds earmarked for use later in the year to fund a commercial loan commitment.

Although the total for investment securities available for sale of $67.3 million at June 30, 2008, was relatively unchanged from $66.7 million at December 31, 2007, there was a material change in the investment mix. The total for mortgage-backed securities increased $11.1 million to $42.7 million, while municipal securities declined $9.6 million to $18.1 million, primarily through a second quarter sale of $9.2 million designed to improve the Bank’s immediate liquidity position. All mortgage-backed securities in the portfolio at June 30, 2008, are insured by either Ginnie Mae, a U.S. Government agency, or Fannie Mae or Freddie Mac, U.S. Government sponsored enterprises.

We realized a $13.9 million increase from December 31, 2007 in net loans receivable. Our growth efforts in the first quarter were negatively impacted by a combination of seasonality and the slowing economy, which included significant weakness in the housing sector. Commercial lending activity improved during the second quarter. For the six-month period, the total of commercial real estate, commercial construction and commercial business loans increased by $13.1 million, or 8.5%, to $158.9 million, with most of the lending activity occurring in the Indianapolis metropolitan market. The residential real estate first mortgage loan portfolio grew only slightly by $940,000, or 0.8%, to $117.8 million at June 30, 2008, which was reflective of generally poor mortgage market conditions. During the six month period, the Bank designated only $655,000 of mortgage originations as loans for sale, as widening spreads to funding costs resulted in management modifying its mortgage banking strategy to put a larger percentage of new product in portfolio. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $13.0 million at June 30, 2008 represented a $5.3 million increase over the total of $7.7 million at December 31, 2007. The increase was related primarily to the Indianapolis market expansion strategy, with total acquisition costs of $4.7 million for new properties, in addition to construction costs related to the remodel of the Greenfield banking center.

Total deposits of $314.5 million at June 30, 2008 were virtually unchanged from $314.7 million at December 31, 2007, but strategies employed by management produced a continuing improvement in the deposit mix. The combined total for checking, savings, and money market accounts was up $2.3 million for the period, while typically higher-costing certificates of deposit declined $2.5 million. The Bank’s markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce an acceptable marginal cost for both existing and new deposits.

Borrowings increased by $30.2 million during the first six months of 2008 to $98.7 million, primarily to fund loan portfolio growth, including the $5.0 million short-term investment earmarked for the funding of a commercial loan commitment, and for investments in premises and equipment that are part of the Indianapolis retail banking expansion strategy. Wholesale funding strategies and sources are continuously being analyzed in an effort to control costs using this alternative to organic deposit account funding.

(13)

Drafts payable of $1.5 million at June 30, 2008 were $3.0 million less than the total of $4.5 million at December 31, 2007. This difference will vary and is a function of the dollar amount of checks issued near period end and how quickly they clear.

Shareholders’ equity declined $736,000 during the six months ended June 30, 2008, due to the Company recording a $1.1 million liability, effective January 1, 2008, for post retirement benefits, as required under EITF Issues 06-04 and 06-10, with a corresponding direct charge to retained earnings. Other major items impacting shareholders’ equity included net income of $766,000, a reduction of $156,000 representing the after-tax affect of the $233,000 decline in the market value of the Bank’s available-for-sale investment securities, and a total of $239,000 in two quarterly dividends of $0.04 each.

RESULTS OF OPERATIONS

Second Quarter of 2008 compared to the Second Quarter of 2007

The Company realized net income of $383,000, or $0.13 per diluted share, for the second quarter of 2008, compared to a net loss of $23,000, or $0.01 per diluted share, for the second quarter of 2007. The difference of $406,000 represented improvements in many areas of the income statement:

•

The Company produced a $548,000, or 22.2%, increase in net interest income resulting primarily from a 44 basis point improvement in net interest margin from 2.75% to 3.19%, on a fully tax-equivalent basis. The significant improvement in net interest income was accomplished with an average earning asset total of $397.8 million for the second quarter of 2008 that was only 3.2% higher than the $385.5 million for the same period in 2007.

•	Other income for the second quarter of 2008 was $1.0 million, which was a $27,000, or 2.7%, improvement over the total recorded for the same quarter of 2007.

•	$3.5 million in other expense for the second quarter of 2008, which represented a $104,000, or 3.1%, increase from other expense of $3.4 million for the same quarter of 2007.

•

Income before income taxes of $341,000 for the second quarter of 2008 represented an improvement of $340,000 over the $1,000 income before income taxes for the same period a year earlier. The Company recorded an income tax benefit of $42,000 for the second quarter of 2008, compared to a $24,000 income tax expense in the second quarter of 2007, which was primarily the result of a special charge related to bank-owned life insurance

•

Improvement in other areas of the income statement was partially offset by a higher provision for loan losses of $221,000 for the second quarter of 2008, compared to $90,000 for the same quarter of 2007.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $510,000, or 19.3%, to $3.1 million for the second quarter of 2008 compared to $2.6 million for the same period of 2007. The Company improved its net interest margin on a fully tax-equivalent basis by 44 basis points to 3.19% for the second quarter of 2008 from 2.75% for the second quarter of 2007. The improvement in net interest income and net interest margin was accomplished primarily through the continuation of the balance sheet restructuring strategy implemented in November of 2006, which has resulted in significant commercial loan growth, and through well-managed deposit re-pricing in 2008 during a falling interest rate environment, which also led to a higher concentration of core deposits to total deposits.

Tax-exempt interest was $270,000 for the second quarter of 2008 compared to $341,000 for the same period of 2007. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $137,000 and $175,000 for the second quarters of 2008 and 2007, respectively.

(14)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended June 30,
	2008	2007
Balance at beginning of quarter	$2,909	$2,707
Provision for loan losses	221	90
Charge-offs	(276)	(84)
Recoveries	55	17

Net charge-offs	(221)	(67)

Balance at end of period	$2,909	$2,730

Allowance to total loans	0.94%	1.00%

Allowance to non-performing loans	83.30%	82.23%

We had a provision for loan losses of $221,000 in the second quarter of 2008, compared to a provision of $90,000 for the same period in 2007. The increase in provision expense was primarily the result of a $135,000 charge-off to a commercial real estate development loan based on a new appraisal received at the time the property was transferred to other real estate owned. The change in provision also incorporated the additional portfolio growth and the increasing pressure of current economic conditions on credit quality.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) June 30,
	2008	2007
Loans accounted for on a non-accrual basis	$2,543	$3,320
Accruing loans contractually past due 90 days or more	949	—

Total of non-accrual and 90 days past due loans	$3,492	$3,320

Percentage of total net loans	1.13%	1.22%

Other non-performing assets (1)	$4,026	$806

(1)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Non-performing loans at June 30, 2008, totaled $3.5 million, a decrease of $1.1 million from $4.6 million at March 31, 2008, and up $172,000 from June 30, 2007. The decline in non-performing loans from March 31, 2008, resulted primarily from the migration of the previously mentioned commercial real estate development loan to other real estate owned. This loan had a balance of $879,000 prior to the $135,000 charge-off.

Other real estate owned increased $1.3 million to $4.0 million at June 30, 2008 from $2.7 million at March 31, 2008. The major components of the increase relate to the commercial real estate development loan written down to $744,000 from $879,000, foreclosure of four single-family property credits, and $191,000 in construction cost to complete a previously foreclosed on single-family property. Other real estate owned at June 30, 2007, totaled $806,000.

(15)

Other Income

The Company produced a $27,000, or 2.7%, increase in total other income for the second quarter of 2008, compared to the same period in 2007. The increase was due primarily to a $60,000 gain resulting from the $9.2 million sale of municipal securities and a $19,000, or 4.4%, improvement in other fees and service charges on deposit accounts, partially offset by $51,000 in losses from unconsolidated subsidiaries, compared to a net gain of $5,000 for the same period of 2007. The increase in other fees and service charges on deposit accounts resulted primarily from an improved distribution rate of debit cards to checking account customers. The decline in the earnings of the unconsolidated subsidiaries was due primarily to the weaker housing market.

Other Expense

The $104,000, or 3.1%, increase in total other expense in the second quarter of 2008, compared to the second quarter of 2007, resulted primarily from:

•

An $83,000, or 4.1%, increase in salaries and employee benefits resulted primarily from normal annual increases, but also included the impact of staff additions in commercial lending and marketing needed to support growth initiatives.

•	A $44,000 increase in office occupancy expense that resulted primarily from higher real estate tax rates and major repairs to facilities.

•

A $45,000 rise in other that was due primarily to an $18,000 increase in expense for the directors’ supplemental retirement plan, and the $23,000 bank-owned life insurance (“BOLI”) post-retirement benefit expense recorded under new accounting rules effective January 1, 2008.

•

The increases in expense listed above were offset in part by a $43,000 reduction of legal and professional fees, due primarily to the significant decline in legal fees as a result of the third quarter 2007 settlement of the RLI litigation, and a $20,000 recovery of legal fees paid in a prior year. Marketing expense in the second quarter of 2008 was $48,000 lower than the same period of 2007, during which a major initiative of re-branding the Company contributed to total marketing expense of $100,000.

Income Tax Expense

Although income before income taxes for the second quarter of 2008 was up $340,000 from the same period in 2007, the Company recorded an income tax benefit of $42,000, compared to income tax expense of $24,000 for the second quarter of 2007. The second quarters of both 2008 and 2007 benefited from significant amounts of tax-exempt income from municipal securities and BOLI, but in 2007 our income tax expense was negatively impacted by a $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program.

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

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007

The Company realized net income of $766,000, or $0.26 per diluted share, for the six months of 2008, compared to a net loss of $47,000, or $0.02 per diluted share, for the first six months of 2007. The difference of $813,000 represented improvements in most areas of the income statement:

•

The Company produced a $940,000, or 19.6%, increase in net interest income resulting primarily from a 40 basis point improvement in net interest margin on fully tax-equivalent basis from 2.68% to 3.08%. The significant improvement in net interest income was accomplished with an average earning asset total of $393.6 million for the six months of 2008 that was only 1.7% higher than the $386.9 million for the same period in 2007.

(16)

•	Other income for the six months of 2008 was $2.2 million, a $183,000, or 9.3%, improvement over the $2.0 million recorded for the same period in 2007.

•	$6.9 million in other expense for the six months of 2008 was 0.7% lower, or virtually the same as the total for the same period of 2007.

•

Income before income taxes of $444,000 for the six months of 2008 represented an improvement of $760,000 over the $316,000 loss before income taxes for the same period a year earlier. The income tax benefit of $322,000 for the six months of 2008 included $150,000 related to a favorable tax court ruling, and the income tax benefit of $269,000 for the same period of 2007 was reduced by $219,000 due to an income tax liability resulting from the restructuring of the Company’s BOLI program.

•

Improvement in other areas of the income statement was partially offset by a higher provision for loan losses of $592,000 for the six months of 2008, compared to $180,000 for the first six months of 2007.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $884,000 to $6.0 million for the six months of 2008 compared to $5.1 million for the same period of 2007. The Company improved its net interest margin on a fully tax-equivalent basis by 40 basis points to 3.08% for the six months of 2008 from 2.68% for the first six months of 2007. The improvement in net interest income and net interest margin was accomplished primarily through the continuation of the balance sheet restructuring strategy implemented in November of 2006, which has resulted in significant commercial loan growth, and through well-managed deposit re-pricing in 2008 during a falling interest rate environment, which also led to a higher concentration of core deposits to total deposits

Tax-exempt interest was $568,000 for the six months of 2008 compared to $671,000 for the same period of 2007. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $289,000 and $345,000 for the first six months of 2008 and 2007, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Six Months Ended June 30,
	2008	2007
Balance at beginning of year	$2,677	$2,616
Provision for loan losses	592	180
Charge-offs	(441)	(108)
Recoveries	81	42

Net charge-offs	(360)	(66)

Balance at end of period	$2,909	$2,730

We had a provision for loan losses of $592,000 for the six months of 2008, compared to a provision of $180,000 for the same period in 2007. The increase in provision expense related primarily to four real estate development loans, currently classified as nonperforming loans, in the Hancock County, Indiana, area that represented two long-time lending relationships, and the second quarter $135,000 write-down of a real estate development loan in Lebanon, Indiana, that was part of $360,000 of net charge-offs during the six months of 2008. The change in provision also incorporated the additional portfolio growth and increasing pressure of current economic conditions on credit quality, which resulted in the allowance to total loans ratio increasing to 0.94% at June 30, 2008 from 0.90% at December 31, 2007.

(17)

Other Income

The $183,000 increase in total other income for the six months of 2008, compared to the same period in 2007, resulted primarily from an increase of $84,000 in brokerage and insurance commissions, a net gain of $60,000 from the sale of municipal securities, and a $49,000 gain from the partial redemption of the Company’s equity interest in Visa realized through Visa’s recent initial public offering. The improvement in brokerage and insurance commissions was mainly due to higher commission income from both the insurance agency and the investment center that resulted from increased sales. Other income was negatively impacted in the six months of 2008 by $70,000 in losses from unconsolidated subsidiaries, compared to a net gain of $10,000 for the same period of 2007.

Other Expense

The Company had a $49,000 decrease in total other expense for the six months of 2008, compared to the first six months of 2007, with the following major differences:

•

A $224,000, or 42.6%, reduction of legal and professional fees due primarily to the significant decline in legal fees as a result of the third quarter 2007 settlement of the RLI litigation. Expense for the first six months of 2007 included $147,000 of RLI related legal fees. The total for the six months of 2008 also benefited from a $20,000 recovery of legal fees paid in a prior year. Additionally, there were no recruiting fees in the six months of 2008, compared to $42,000 for the same period of 2007.

•

The decrease in expense detailed above was offset in part by an $83,000 increase in office occupancy expense that resulted from increased real estate tax rates, major repairs to facilities, and office rent for the new Carmel LPO that was opened in the second quarter of 2007. Additionally, the Company experienced an $82,000 rise in other that was due primarily to a $32,000 increase in expense for the directors’ supplemental retirement plan, and the $53,000 BOLI post-retirement benefit expense recorded under new accounting rules effective January 1, 2008.

Income Tax Expense

Although income before income taxes for the six months of 2008 was up $760,000 from the same period in 2007, the 2008 income tax benefit of $322,000 was $53,000 greater than the $269,000 income tax benefit recorded for the first six months of 2007. The income tax benefit for 2008 included a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks. The income tax benefit for the first six months of 2007 was negatively impacted by a $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program.

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

For the six months ended June 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature. Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds. In addition, we have the ability to obtain funds through the sale of mortgage loans and investment securities, through borrowings from the FHLB system and the Federal Reserve Bank Discount Window programs, through the brokered certificates market, and securities sold under agreements to repurchase. We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

(18)

At June 30, 2008, we had $9.8 million in loan commitments outstanding and $35.1 million of available commercial and consumer lines of credit. Certificates of deposit due within one year of June 30, 2008, totaled $117.8 million, or 37.5% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of June 30, 2008. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced growth of $13.9 million in net loans receivable for the six months of 2008, with no new purchases of loans. In the first six months of 2007, we experienced an increase of $21.9 million in net loans receivable, with $3.9 million the result of the purchase of one package of residential mortgage loans.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits declined by $202,000 and FHLB advances increased by $30.2 million during the six months of 2008. There were no brokered certificates at either June 30, 2008 or December 31, 2007.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund the stock repurchase program. We paid $239,000 in cash dividends to our shareholders for both the six-month periods ended June 30, 2008 and 2007. The dividend rates were $0.08 per share for the first six months of 2008 and 2007.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At June 30, 2008 and December 31, 2007, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2008, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2008
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,337	12.92%	$25,601	8.00%	$32,002	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,299	11.97%	$12,801	4.00%	$19,201	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,299	8.68%	$13,235	3.00%	$22,058	5.00%

(19)

December 31, 2007
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,388	13.76%	$24,667	8.00%	$30,341	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,569	12.85%	$12,334	4.00%	$18,204	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,569	9.47%	$12,538	3.00%	$21,484	5.00%

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk (“IRR”) is the risk to earnings and capital arising from movements in interest rates. IRR can result from:

•	timing differences in the maturity/re-pricing of an institution’s assets, liabilities, and off-balance sheet contracts;

•	the effect of embedded options, such as call or convertible options, loan prepayments, interest rate caps, and deposit withdrawals;

•	unexpected shifts of the yield curve; and

•

differences in the behavior of lending and funding rates, sometimes referred to as basis risk. An example would occur if floating rate assets and liabilities, with otherwise identical re-pricing characteristics, were based on market indexes that were imperfectly correlated.

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

(20)

Our objective is to manage our exposure to IRR, bearing in mind that we will always be in the business of taking on rate risk and that complete rate risk immunization is not possible. Also, it is recognized that as exposure to IRR is reduced, so too may the net interest margin be reduced.

Interest Rate Scenarios

Effect of change in net interest income for Year 1 and Year 2

(Dollars in thousands)

	Projected Net Interest Income			% Change From Year 1 Base
	Down 200 bp	Base	Up 200 bp	Down 200 bp	Up 200 bp
June 30, 2008
Year 1	$12,542	$12,680	$12,668	(1.09)%	0.09%
Year 2	$13,960	$13,736	$12,836	10.09%	1.23%

December 31, 2007
Year 1	$10,663	$10,796	$10,774	(1.23)%	(0.20)%
Year 2	$11,152	$10,985	$10,295	3.30%	(4.64)%

The results from modeling our balance sheet structure as of June 30, 2008, incorporating current replacement assumptions, indicate a minimal impact on net interest income from either rising or falling interest rates for the first year. In the second year, stable or falling interest rates are projected to significantly improve net interest income with the cost of interest-bearing liabilities dropping more sharply than yields on earning assets.

The substantial increase in projected base net interest income at June 30, 2008 compared to December 31, 2007 was reflective primarily of the Company’s growth in earning assets, and the benefit from pricing strategies that have produced continuing improvement in the interest rate spread between interest-earning assets and interest-bearing liabilities.

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

(21)

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  –  OTHER INFORMATION

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable. The Company did not repurchase any of its common stock during the quarter ended June 30, 2008.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on May 15, 2008. The results of the vote were as follows:

1.	The following individuals were elected as directors:

	Term	Votes For	Votes Withheld
Charles M. (Kim) Drackett, Jr.	Three Year	2,132,527	351,312
Richard E. Hennessey	Three Year	2,139,389	344,450
Ronald R. Pritzke	Three Year	2,133,899	349,940

(22)

2.	The appointment of BKD, LLP as independent auditors of Ameriana Bancorp for the year ended December 31, 2008 was ratified by the stockholders as follows:

For	Against	Abstain
2,471,874	10,893	1,072

ITEM 5  –  OTHER INFORMATION

Not Applicable

ITEM 6  –  EXHIBITS

No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(23)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 12, 2008	/s/ Jerome J. Gassen Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 12, 2008	/s/ John J. Letter John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)