Form 10-Q
period 2008-09-30
AMERIANA BANCORP
filed 2008-11-14
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 14, 2008, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash on hand and in other institutions	$10,930	$4,445
Interest-bearing demand deposits	6,876	12,727

Cash and cash equivalents	17,806	17,172
Investment securities available for sale	78,221	66,692
Loans held for sale	226	250
Loans, net of allowance for loan losses of $3,014 and $2,677	314,725	294,273
Premises and equipment	13,566	7,696
Stock in Federal Home Loan Bank	5,630	5,630
Goodwill	564	564
Cash value of life insurance	23,453	22,777
Other real estate owned	4,044	2,517
Other assets	9,567	9,220

Total assets	$467,802	$426,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$22,806	$20,429
Interest-bearing	297,969	294,317

Total deposits	320,775	314,746
Borrowings	105,235	68,513
Drafts payable	1,616	4,556
Other liabilities	7,194	5,330

Total liabilities	434,820	393,145

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,044	1,040
Retained earnings	32,517	32,857
Accumulated other comprehensive loss	(795)	(467)
Treasury stock at cost – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	32,982	33,646

Total liabilities and shareholders’ equity	$467,802	$426,791

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest Income
Interest and fees on loans	$4,933	$4,883	$14,748	$14,280
Interest on mortgage-backed securities	540	408	1,551	1,270
Interest on investment securities	250	518	918	1,909
Other interest and dividend income	125	132	425	395

Total interest income	5,848	5,941	17,642	17,854

Interest Expense
Interest on deposits	1,880	2,794	6,204	8,280
Interest on borrowings	961	720	2,693	2,349

Total interest expense	2,841	3,514	8,897	10,629

Net Interest Income	3,007	2,427	8,745	7,225
Provision (credit) for loan losses	205	(1,927)	797	(1,747)

Net Interest Income After Provision for Loan Losses	2,802	4,354	7,948	8,972

Other Income
Other fees and service charges	481	434	1,345	1,262
Brokerage and insurance commissions	225	298	910	899
Net (loss) gain on sale of available-for-sale investment securities	(6)	2	103	(9)
Gains on sales of loans and servicing rights	9	30	50	50
Net gain (loss) on other real estate owned	9	(55)	(9)	(50)
Increase in cash value of life insurance	242	224	677	631
Other	68	52	113	180

Total other income	1,028	985	3,189	2,963

Other Expense
Salaries and employee benefits	2,041	2,076	6,283	6,326
Net occupancy expense	236	290	762	733
Furniture and equipment expense	187	176	553	539
Legal and professional fees	111	176	413	702
Data processing expense	163	149	470	436
Printing and office supplies	86	111	209	222
Marketing expense	134	152	278	313
Other	504	414	1,357	1,185

Total other expense	3,462	3,544	10,325	10,456

Income Before Income Taxes	368	1,795	812	1,479
Income tax (benefit)	(25)	405	(347)	135

Net Income	$393	$1,390	$1,159	$1,344

Basic Earnings Per Share	$0.13	$0.47	$0.39	$0.45

Diluted Earnings Per Share	$0.13	$0.47	$0.39	$0.45

Dividends Declared Per Share	$0.04	$0.04	$0.12	$0.12

See notes to consolidated condensed financial statements

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2007	$3,214	$1,040	$32,857	$(467)	$(2,998)	$33,646
Net income	—	—	1,159	—	—	1,159
Change in accumulated other comprehensive income related to retirement plan	—	—	—	45	—	45
Increase of $563 in unrealized loss on available-for-sale securities, net of income tax	—	—	—	(373)	—	(373)

Comprehensive income						831
Cumulative effect of a change in accounting principle related to the post-retirement cost of split-dollar life insurance	—	—	(1,141)	—	—	(1,141)
Share-based compensation	—	4	—	—	—	4
Dividends declared ($0.12 per share)	—	—	(358)	—	—	(358)

Balance at September 30, 2008	$3,214	$1,044	$32,517	$(795)	$(2,998)	$32,982

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$1,159	$1,344
Items not requiring (providing) cash
Provision (credit) for losses on loans	797	(1,747)
Depreciation and amortization	512	668
Increase in cash value of life insurance	(676)	(631)
Mortgage loans originated for sale	(1,096)	(5,751)
Proceeds from sale of mortgage loans	1,129	5,180
Gains on sale of loans and servicing rights	(52)	(31)
Loss on sale or write-down of other real estate owned	124	67
(Gain) loss from sale of available-for-sale securities	(103)	9
(Decrease) increase in drafts payable	(2,940)	1
Increase in accrued interest payable	25	1,111
Other adjustments	155	779

Net cash (used in) provided by operating activities	(966)	999

Investing Activities
Purchase of securities	(30,103)	(208)
Proceeds/principal from the sale of securities	9,323	16,037
Proceeds/principal from maturities/calls of securities	3,000	30,750
Principal collected on mortgage-backed securities	5,751	5,036
Net change in loans	(22,585)	(34,477)
Proceeds from sales of other real estate owned	251	731
Net purchases of premises and equipment	(6,391)	(656)
Redemption of Federal Home Loan Bank stock	—	14
Construction cost for other real estate owned	(566)	—
Other investing activities	144	(4)

Net cash (used in) provided by investing activities	(41,176)	17,223

Financing Activities
Net change in demand and savings deposits	(7,043)	2,690
Net change in certificates of deposit	13,072	(5,356)
Net change in short-term borrowings	4,000	(26,000)
Proceeds from long-term borrowings	34,500	24,000
Repayment of long-term borrowings	(1,778)	(12,379)
Repurchase of common stock	—	(807)
Net change in advances by borrowers for taxes and insurance	383	215
Cash dividends paid	(358)	(359)

Net cash provided by (used in) financing activities	42,776	(17,996)

Change in Cash and Cash Equivalents	634	226
Cash and Cash Equivalents at Beginning of Year	17,172	12,070

Cash and Cash Equivalents at End of Quarter	$17,806	$12,296

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Supplemental information:

Interest paid on deposits	$6,218	$7,175

Interest paid on borrowings	$2,655	$2,344

Income taxes paid	$100	—

Non-cash supplemental information:

Transfers from loans to other real estate owned	$1,336	$3,151

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2007, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 unaudited interim financial statements to conform to the 2008 unaudited financial statement presentation. These reclassifications had no effect on net income.

NOTE B – SHAREHOLDERS’ EQUITY

On August 25, 2008, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $120,000, was accrued for payment to shareholders of record on September 12, 2008, and was paid on October 3, 2008.

No stock options were exercised during the third quarter of 2008.

NOTE C – EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$393	2,988,952	$0.13	$1,390	2,988,952	$0.47

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$393	2,988,952	$0.13	$1,390	2,988,952	$0.47

	(In thousands, except share data)
	Nine Months Ended September 30,
	2008			2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$1,159	2,988,952	$0.39	$1,344	3,003,127	$0.45

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,159	2,988,952	$0.39	$1,344	3,003,127	$0.45

(6)

Options to purchase 199,482 and 206,282 shares of common stock at exercise prices of $9.25 to $15.56 and $12.43 to $17.05 per share were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D – INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2008, and December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2008
Mortgage-backed securities	$55,802	$332	$247	$55,887
Federal agencies	3,013	7	—	3,020
Municipal securities	18,703	25	905	17,823
Mutual funds	1,498	0	7	1,491

	$79,016	$364	$1,159	$78,221

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2007
Mortgage-backed securities	$31,522	$208	$221	$31,509
Federal agencies	5,964	47	—	6,011
Municipal securities	27,932	32	310	27,654
Mutual funds	1,506	13	1	1,518

	$66,924	$300	$532	$66,692

At September 30, 2008, the Company’s unrealized losses related to municipal securities were attributable primarily to yields and liquidity issues. The Company has the intent and ability to hold these municipals until a recovery of fair value, which may be maturity.

NOTE E – CURRENT AND FUTURE ACCOUNTING MATTERS

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

(7)

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

Determining Fair Value in a Market that is not Active

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB staff position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FASB staff position became effective for the Company on October 10, 2008, and did not have a material impact on the consolidated financial position or results of operations.

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

(8)

Disclosures About Derivative Instruments and Hedging Activities

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

NOTE F – TRUST PREFERRED SECURITIES

During March 2006, the Company completed a private placement of $10 million in trust preferred securities through Ameriana Capital Trust I (the “Trust”), a statutory business trust formed by the Company. The proceeds from the issuance, along with the Company’s $310,000 capital contribution for the Trust’s common securities, were used to acquire $10.3 million in subordinated debentures issued by the Company, which constitute the sole asset of the Trust. Because the Trust is not consolidated with the Company, pursuant to FASB Interpretation No. 46, the Company's financial statements reflect the subordinated debt issued to the Trust. Interest payments are payable quarterly at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the subordinated debentures will bear interest at a rate equal to 150 basis points over the three-month LIBOR. The Company has the option to defer interest payments from time to time for a period not to exceed 20 consecutive quarters. At September 30, 2008, the interest rate was 5.51%. The subordinated debentures mature on March 15, 2036, and may be redeemed at par anytime after March 15, 2011.

NOTE G – RETIREMENT PLAN

The following table summarizes the components of net periodic pension cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Service cost	$9	$8	$26	$25
Interest cost	27	29	82	88
Amortization of actuarial loss	—	3	—	8
Amortization of unrecognized prior service cost	15	15	45	45

Net periodic pension cost	$51	$55	$153	$166

Net periodic pension cost is recorded as a component of employee benefits in the Consolidated Condensed Statements of Operations. The plan assumptions are evaluated annually and are updated as necessary. The discount rate assumption reflects the yield on a portion of high quality fixed-income instruments that have a similar duration to the plan’s liabilities.

NOTE H – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

(9)

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$78,221,000	$—	$78,221,000	$—

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the nine months of 2008, sixteen impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $9.3 million as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$9,284,000	$—	$—	$9,284,000

(10)

NOTE I – SUBSEQUENT EVENT

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law, pursuant to which the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Department of the Treasury announced it will purchase equity stakes in qualifying banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The Company is assessing its participation in the TARP Capital Purchase Program, but has not yet made a decision as to whether it will participate.

Also on October 14, 2008, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Company is assessing its participation in the Temporary Liquidity Guarantee Program, but has not yet made a decision as to whether it will participate.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A.- “Risk Factors,” in this Form 10-Q under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not

(11)

to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.” On July 31, 2006, the Bank closed its Trust Department and adopted its present name on September 12, 2006. As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through nine branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville and New Palestine, Indiana and a loan production office in Carmel, Indiana. The Bank offers a wide range of retail and commercial banking services, including: (i) accepting deposits; (ii) originating commercial, mortgage, consumer and construction loans; and (iii) through its subsidiaries, providing investment and brokerage services and insurance services.

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

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds along with borrowed funds primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, and, to a lesser extent, commercial and industrial loans, small business lending, home improvement loans, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms ranging from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is Federal Home Loan Bank (“FHLB”) advances. Through our subsidiaries, we engage in insurance and brokerage activities.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowing portfolios. Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically have a lower average rate than FHLB advances. Several factors affect our net interest income. These factors include loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturity, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions.

(12)

Executive Overview of the Third Quarter of 2008

The Company recorded net income of $393,000, or $0.13 per share, for the third quarter of 2008, which followed earnings of $383,000 for each of the first two quarters of 2008. Other highlights for the quarter include the following:

•	The quarterly dividend of $0.04 per share represented a payout ratio of 30.4%.

•

The Company’s closing stock price of $8.62 per share on September 30, 2008 represented 78.2% of its book value of $11.03 per share on that date, and represented a market capitalization of $25.8 million.

•

Net interest income for the third quarter of 2008 was $3.0 million, 23.9% higher than the same quarter in 2007, primarily a result of a 38 basis point improvement in net interest margin to 3.12%, on a fully tax-equivalent basis.

•

Net interest margin of 3.12%, on a fully tax-equivalent basis for the third quarter of 2008, represented a 7 basis point decline from the 3.19% recorded for the second quarter of 2008. The decrease was due primarily to $54,000 of accrued interest not being recognized as income as a result of a $1.7 million loan being placed on non-accrual status.

•

Total non-performing loans of $4.5 million, or 1.44% of total net loans at September 30, 2008, represented a $1.0 million increase from June 30, 2008. The increase in non-performing loans was primarily due to the classification of a multi-family loan of $1.7 million in Anderson, Indiana. The total for OREO of $4.0 million was essentially unchanged from June 30, 2008.

•

The provision for loan losses for the third quarter of 2008 was $205,000, which represented a reduction from the $221,000 and $371,000 recorded for the second quarter and first quarter of 2008, respectively.

•

Other income for the third quarter was $43,000, or 4.4%, higher than the same quarter of 2007, primarily a result of an increase in other fees and service charges on deposit accounts, and a net gain on other real estate owned compared to a net loss in the prior year. The increases were offset in part by a decrease in brokerage commissions due to reduced sales resulting from the current global financial crisis.

•

Other expense for the third quarter was $82,000, or 2.3%, lower than the same quarter of 2007, with legal and professional decreasing $65,000, which was due primarily to a significant decline of legal fees as a result of the third quarter 2007 settlement of the RLI litigation involving pools of leases.

•	The income tax benefit of $25,000 for the third quarter of 2008 was related primarily to a significant amount of tax-exempt income from municipal securities and bank-owned life insurance.

For the third quarter of 2008, the balance sheet grew by $14.0 million, or 3.1%, to $467.8 million:

•

The third quarter balance sheet growth included a $10.9 million increase in the investment portfolio resulting primarily from the purchase of Ginnie Mae mortgage-backed securities totaling $15.1 million, and a $6.6 million, or 2.1%, increase in the loan portfolio to $314.7 million.

•

As of September 30, 2008, the Company did not own Fannie Mae or Freddie Mac preferred stock, and did not own private-label mortgage-backed securities. The Company has no direct exposure to sub-prime loans in its loan portfolio.

(13)

•

During the third quarter of 2008, total deposits increased by $6.2 million, or 2.0%, to $320.8 million, primarily due to a new deposit relationship with the State of Indiana. The State’s total investment of $15 million in certificate accounts is expected to provide stable deposits for the Bank. No brokered certificates of deposit were held at September 30, 2008.

•

The growth in the investment portfolio and in the loan portfolio for the third quarter of 2008 was funded with a combination of deposit growth and a $7.5 million long-term repurchase agreement involving one of the two new Ginnie Mae mortgage-backed securities.

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

A major remodeling of our Greenfield Banking Center, our second largest office, was completed in the third quarter of 2008. The renovations will provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that will include interactive terminals, an internet café, and multi-media in-store marketing.

The Company also recently announced plans to open three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis. The new offices in Fishers, Carmel and Westfield, expected to open in November 2008, December 2008, and the second quarter of 2009, respectively, will enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

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

(14)

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

FINANCIAL CONDITION

Total assets of $467.8 million at September 30, 2008, represented growth of $41.0 million, or 9.6%, from the December 31, 2007 total of $426.8 million. This increase resulted primarily from investment portfolio and loan portfolio growth.

Cash and cash equivalents of $17.8 million at September 30, 2008, which were slightly higher than the December 31, 2007 total of $17.2 million, represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available for sale increased 17.3% to $78.2 million at September 30, 2008 from $66.7 million at December 31, 2007, and there also was a material change in the investment mix. Mortgage-backed securities increased $24.4 million to $55.9 million, while municipal securities declined $9.8 million to $17.8 million, primarily through a second quarter sale of $9.2 million designed to support the Bank’s income tax and liquidity strategies. The growth in mortgage-backed securities resulted primarily from a first quarter purchase of $15.0 million of Fannie Mae securities, and a third quarter purchase of $15.1 million of Ginnie Mae securities. The third quarter purchase was funded with FHLB borrowings and a $7.5 million repurchase agreement embedded with two interest caps totaling $15.0 million in notional value. The interest rate caps are designed to provide protection against a negative impact on the Company’s net interest income that could result from rising interest rates. All mortgage-backed securities in the portfolio at September 30, 2008, are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

(15)

We realized a $20.5 million, or 7.0%, increase in net loans receivable to $314.7 million from $294.3 million at December 31, 2007. Our loan portfolio growth objectives for 2008 have been negatively impacted by the slowing economy, which has included significant weakness in the housing sector, but our overall results are encouraging considering this difficult economic environment. For the nine month period ended September 30, 2008, commercial real estate, commercial construction and commercial business loans increased $16.9 million, or 10.9%, to $172.0 million, with most of the lending activity occurring in the Indianapolis metropolitan market. The residential real estate first mortgage loan portfolio grew $2.2 million, or 1.8%, to $119.2 million at September 30, 2008, which was reflective of generally poor mortgage market conditions. During the nine month period ended September 30, 2008,, the Bank designated only $1.1 million of mortgage originations as loans for sale, as widening spreads to funding costs resulted in management modifying its mortgage banking strategy to put a larger percentage of new originations in portfolio. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $13.6 million at September 30, 2008 represented a $5.9 million increase over the total of $7.7 million at December 31, 2007. The increase was related primarily to the Indianapolis market expansion strategy, with total acquisition costs of $4.7 million for new properties, in addition to construction costs related to the remodel of two acquired properties and an extensive remodel of the Greenfield banking center.

Total deposits of $320.8 million at September 30, 2008 increased only $6.0 million, or 1.9%, from $314.7 million at December 31, 2007, but strategies employed by management to add new checking customers produced a continuing improvement in the deposit mix. Noninterest-bearing checking core deposits increased $2.4 million, or 11.6%, for the nine-month period to $22.8 million at September 30, 2008. The Bank also added a deposit relationship with the State of Indiana that produced $15 million in certificates of deposit, which are expected to be stable deposits for the Bank, based on the prior history of the related investment program as administered by the State. Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Borrowings increased by $36.7 million during the first nine months of 2008 to $105.2 million, primarily to fund loan portfolio growth, investment portfolio growth, and for investments in premises and equipment that are part of the Indianapolis retail banking expansion strategy. Wholesale funding strategies and sources are continuously being analyzed in an effort to control costs using this alternative to organic deposit account funding.

Drafts payable of $1.6 million at September 30, 2008 were $2.9 million less than the total of $4.5 million at December 31, 2007. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Shareholders’ equity declined $664,000 during the nine months ended September 30, 2008, due to the Company recording a $1.1 million liability, effective January 1, 2008, for post retirement benefits, as required under EITF Issues 06-04 and 06-10, with a corresponding direct charge to retained earnings. Other major items impacting shareholders’ equity included net income of $1,159,000, a reduction of $373,000 representing the after-tax affect of the $563,000 decline in the market value of the Bank’s available-for-sale investment securities, and a total of $358,000 in three quarterly dividends, each at $0.04 per share.

RESULTS OF OPERATIONS

Third Quarter of 2008 compared to the Third Quarter of 2007

The Company realized net income of $393,000, or $0.13 per diluted share, for the third quarter of 2008, compared to $1.4 million, or $0.47 per diluted share, for the third quarter of 2007. Net income in the year-earlier period included a recovery of $2.8 million, with an after-tax benefit of $1.8 million, in settlement of litigation related to the purchases of pooled leases. The Company realized improvements in many areas of the income statement, excluding those line items affected by the aforementioned recovery:

•

The Company produced a $580,000, or 23.9%, increase in net interest income resulting primarily from a 38 basis point improvement in net interest margin from 2.74% to 3.12%, on a fully tax-equivalent basis. The significant improvement in net interest income was accomplished with an average earning asset total of $399.2 million for the third quarter of 2008 that was only 5.6% higher than the $378.0 million for the same period in 2007.

(16)

•	Other income for the third quarter of 2008 was $1.0 million, which was a $43,000, or 4.4%, improvement over the total recorded for the same quarter of 2007.

•	Other expense for the third quarter of 2008 was $3.5 million, which represented an $82,000, or 2.3%, decrease from total other expense for the same quarter of 2007.

•

Income before income taxes of $368,000 for the third quarter of 2008 represented a decrease of $1.4 million from the $1.8 million income before income taxes for the same period a year earlier, but the results for the third quarter of 2007 benefited from the aforementioned $2.8 million recovery.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $525,000, or 20.1%, to $3.1 million for the third quarter of 2008 compared to $2.6 million for the same period of 2007. The Company improved its net interest margin on a fully tax-equivalent basis by 38 basis points to 3.12% for the third quarter of 2008 from 2.74% for the third quarter of 2007. The improvement in net interest income and net interest margin was accomplished primarily through the continuation of the balance sheet restructuring strategy initiated in November of 2006, which has resulted in significant commercial loan growth, and through well-managed deposit re-pricing during a falling interest rate environment in 2008.

Tax-exempt interest was $249,000 for the third quarter of 2008 compared to $352,000 for the same period of 2007. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $125,000 and $180,000 for the third quarters of 2008 and 2007, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2008	2007
Balance at beginning of quarter	$2,909	$2,730
Provision (credit) for loan losses	205	(1,927)
Charge-offs	(105)	(818)
Recoveries	5	2,754

Net (charge-offs) recoveries	(100)	1,936

Balance at end of period	$3,014	$2,739

Allowance to total loans	0.95%	0.96%

Allowance to non-performing loans	66.76%	112.25%

We had a provision for loan losses of $205,000 in the third quarter of 2008, compared to a credit of $1.9 million for the same period in 2007. The credit in 2007 was due to the loss recovery in the third quarter of 2007 of $2.8 million that resulted from a settlement of litigation related to purchases of pooled leases, reduced by a net provision of $823,000 that included amounts related to write-downs of two commercial credits previously totaling $2.3 million. The provision for the third quarter of 2008 reflected the additional portfolio growth, the increase in non-performing loans, and the increasing pressure of current economic conditions on credit quality. Based on the results of the Company’s standard quarterly review process, it is management’s opinion that the allowance for loan losses is adequate as of September 30, 2008.

(17)

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2008	2007
Loans accounted for on a non-accrual basis	$4,467	$2,388
Accruing loans contractually past due 90 days or more	49	52

Total of non-accrual and 90 days past due loans	$4,516	$2,440

Percentage of total net loans	1.43%	0.86%

Other non-performing assets (1)	$4,044	$2,962

(1)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The allowance for loan losses to non-performing loans ratio decreased from 112.25% at September 30, 2007, to 66.76% at September 30, 2008, as a result of an increase in non-performing loans. Non-performing loans at September 30, 2008, totaled $4.5 million, an increase of $2.1 million from September 30, 2007. The increase was due primarily to the classification of a multi-family loan of $1.7 million in Anderson, Indiana, as non-performing.

Other real estate owned of $4.0 million at September 30, 2008, was up only $18,000 for the quarter, but there were two properties added and two sales during the period. Additionally, the Bank capitalized $70,000 in construction costs to complete a previously foreclosed on a single-family property. The two sales coupled with a write-down on one other property resulted in a net gain of $9,000. Other real estate owned at September 30, 2007, totaled $3.0 million.

Other Income

The Company produced a $43,000, or 4.4%, increase in total other income for the third quarter of 2008, compared to the same period in 2007. The major positive items affecting the change for the period included a $47,000, or 10.8%, improvement in other fees and service charges on deposit accounts, and a net gain of $9,000 on other real estate owned compared to a net loss of $55,000 for the same period in 2007. They were partially offset by a $73,000 decrease in brokerage and insurance commissions. The increase in other fees and service charges on deposit accounts resulted primarily from increased fees received for checks drawn on insufficient funds, and an improved distribution rate of debit cards to checking account customers. The decline in brokerage and insurance commissions was due primarily to reduced sales of investment products by Ameriana Financial Services as a result of the current global financial crisis.

Other Expense

The $82,000, or 2.3%, decrease in total other expense in the third quarter of 2008, compared to the third quarter of 2007, resulted primarily from:

•	A $35,000 decrease in salaries and employee benefits that resulted primarily from lower expenses for employee retirement plans in the third quarter of 2008, compared to the same period in 2007.

•	A $54,000 decrease in office occupancy expense that resulted primarily from lower expenditures for major repairs to facilities in the third quarter of 2008, compared to the same period in 2007.

•

A $65,000 reduction of legal and professional fees, due primarily to the significant decline in legal fees as a result of the third quarter 2007 settlement of the RLI litigation involving pools of leases.

(18)

•

The decreases in expense listed above were offset in part by a $90,000 rise in other that was due primarily to a $24,000 increase in expense for other real estate owned, a $16,000 increase in expense for the directors’ supplemental retirement plan, and the $27,000 bank-owned life insurance (“BOLI”) post-retirement benefit expense recorded under new accounting rules effective January 1, 2008.

Income Tax Expense

An income tax benefit of $25,000 was recorded for the third quarter of 2008, compared to income tax expense of $405,000 for the same period of 2007. The difference was due primarily to the additional income tax expense in 2007 resulting from the $2.8 million recovery related to purchases of pooled leases. The third quarters of both 2008 and 2007 benefited from significant amounts of tax-exempt income from municipal securities and BOLI.

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

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007

The Company realized net income of $1.2 million, or $0.39 per diluted share, for the nine months of 2008, compared to net income of $1.3 million, or $0.45 per diluted share, for the first nine months of 2007. The decrease of $185,000 was due to the credit to the loan loss provision recorded in 2007, which was partially offset by improvements in 2008 in most areas of the income statement:

•

The Company produced a $1.5 million, or 21.0%, increase in net interest income resulting primarily from a 39 basis point improvement in net interest margin on fully tax-equivalent basis from 2.70% to 3.09%. The significant improvement in net interest income was accomplished with an average earning asset total of $395.7 million for the nine months of 2008 that was only 3.0% higher than the $384.1 million for the same period in 2007.

•	A provision for loan losses of $797,000 was recorded during the first nine months of 2008, compared to a credit of $1.7 million for the same period of 2007, a difference of $2.5 million.

•	Other income for the nine months of 2008 was $3.2 million, a $226,000, or 7.6%, improvement over the $3.0 million recorded for the same period in 2007.

•	$10.3 million in other expense for the nine months of 2008 was $131,000, or 1.3%, lower than the total for the same period of 2007.

•

Income before income taxes of $812,000 for the nine months of 2008 represented a decrease of $667,000 from the $1.5 million income before income taxes for the same period a year earlier, but the results for the third quarter of 2007 benefited from the aforementioned $2.8 million recovery related to purchases of pooled leases. The income tax benefit of $347,000 for the nine months of 2008 included $150,000 related to a favorable tax court ruling, and the income tax expense of $135,000 for the same period of 2007 was negatively impacted by a $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $1.4 million to $9.2 million for the nine months of 2008 compared to $7.8 million for the same period of 2007. The Company improved its net interest margin on a fully tax-equivalent basis by 39 basis points to 3.09% for the nine months of 2008 from 2.70% for the first nine months of 2007. The improvement in net interest income and net interest margin was accomplished primarily through the continuation of the balance sheet restructuring strategy initiated in November of 2006, which has resulted in significant commercial loan growth, and through well-managed deposit re-pricing during a falling interest rate environment in 2008.

(19)

Tax-exempt interest was $818,000 for the nine months of 2008 compared to $1.0 million for the same period of 2007. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $415,000 and $524,000 for the first nine months of 2008 and 2007, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
Balance at beginning of year	$2,677	$2,616
Provision (credit) for loan losses	797	(1,747)
Charge-offs	(546)	(926)
Recoveries	86	2,796

Net (charge-offs ) recoveries	(460)	1,870

Balance at end of period	$3,014	$2,739

We had a provision for loan losses of $797,000 for the nine months of 2008, compared to a credit of $1.7 million for the same period in 2007. The credit for 2007 was due to the loss recovery in the third quarter of $2.8 million that resulted from a settlement of litigation related to purchases of pooled leases, reduced by a net provision of $1.0 million for the nine months ended September 30, 2007, that included amounts related to write-downs of two commercial credits previously totaling $2.3 million. The provision for the nine months of 2008 reflected the additional portfolio growth, the increase in non-performing loans, and the increasing pressure of current economic conditions on credit quality. The allowance to total loans ratio increased to 0.94% at September 30, 2008 from 0.90% at December 31, 2007.

Other Income

The $226,000 increase in total other income for the nine months of 2008, compared to the same period in 2007, resulted primarily from the following items:

•

An increase of $83,000, or 6.6%, in other fees and service charges on deposit accounts, which resulted primarily from increased fees received for checks drawn on insufficient funds, and an improved distribution rate of debit cards to checking account customers.

•

A net gain of $60,000 from the sale of municipal securities, and a $49,000 gain from the partial redemption of the Company’s equity interest in Visa realized through Visa’s recent initial public offering.

•	Only $9,000 in net losses on other real estate owned for the nine months ended September 30, 2008, compared to $50,000 in the first nine months of 2007.

•	A $46,000 increase in income related to the growth in cash value of life insurance.

•	The change in other income was negatively impacted in the nine months of 2008 by $61,000 in losses from unconsolidated subsidiaries, compared to a net gain of $12,000 for the same period of 2007.

Other Expense

The Company had a $131,000 decrease in total other expense for the nine months of 2008, compared to the first nine months of 2007, with the following major differences:

•

Additional compensation costs were incurred in 2008 related to the Company’s growth initiatives, as well as due to higher salaries and employee benefits related to normal annual increases, but the total for the nine months of 2008 was $43,000 less than for the same period of the prior year due to severance costs of $273,000 recorded in 2007.

(20)

•

A $289,000, or 41.2%, reduction of legal and professional fees was due primarily to the significant decline in legal fees as a result of the third quarter 2007 settlement of the RLI litigation. Expense for the first nine months of 2007 included $203,000 of RLI related legal fees. The total for the nine months of 2008 also benefited from a $20,000 recovery of legal fees paid in a prior year. Additionally, there were no recruiting fees in the nine months of 2008, compared to $42,000 for the same period of 2007.

•	The decreases in total other expense detailed above were offset in part by a $172,000 increase in other that was due primarily to:

1)	A $48,000 increase in expense for the directors’ supplemental retirement plan,

2)	the $80,000 BOLI post-retirement benefit expense recorded under new accounting rules effective January 1, 2008,

3)	a $22,000 increase in education and training from expanded training efforts related to retail sales; and

4)	An increase of $44,000 in other real estate owned expense, which was mostly offset by a $42,000 decrease in losses on debit card fraud.

Income Tax Expense

An income tax benefit of $347,000 was recorded for the nine months of 2008, compared to an income tax expense of $135,000 for the same period of 2007. The difference was due primarily to the additional income tax expense in 2007 resulting from the $2.8 million RLI recovery related to purchases of pooled leases.

The income tax benefit for 2008 included a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks. The income tax benefit for the first nine months of 2007 was negatively impacted by a $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program. The nine-month periods for both 2008 and 2007 benefited from significant amounts of tax-exempt income from municipal securities and BOLI.

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

For the nine months ended September 30, 2008, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(21)

At September 30, 2008, we had $12.0 million in loan commitments outstanding and $34.7 million of available commercial and consumer lines of credit. Certificates of deposit due within one year of September 30, 2008, totaled $126.5 million, or 39.4% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of September 30, 2008. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced growth of $20.5 million in net loans receivable for the nine months of 2008, with no new purchases of loans. In the first nine months of 2007, we experienced an increase of $33.1 million in net loans receivable, with $3.9 million the result of the purchase of one package of residential mortgage loans.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $6.0 million, FHLB advances increased by $29.2 million, and a repurchase agreement for $7.5 million was added during the nine months of 2008. There were no brokered certificates at either September 30, 2008 or December 31, 2007.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund a stock repurchase program. We paid $358,000 in cash dividends to our shareholders for both the nine-month periods ended September 30, 2008 and 2007. The dividend rates were $0.12 per share for the first nine months of 2008 and 2007.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2008 and December 31, 2007, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2008, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2008

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,582	12.82%	$25,950	8.00%	$32,438	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,441	11.85%	$12,975	4.00%	$19,463	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,441	8.64%	$13,351	3.00%	$22,251	5.00%

(22)

December 31, 2007

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,388	13.76%	$24,667	8.00%	$30,341	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,569	12.85%	$12,334	4.00%	$18,204	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,569	9.47%	$12,538	3.00%	$21,484	5.00%

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

Not applicable as issuer is a smaller reporting company.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(23)

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2008.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Chief Executive Officer Certification
31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer Certification

32	Section 1350 Certifications

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 14, 2008	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: November 14, 2008	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)