Form 10-K
period 2008-12-31
AMERIANA BANCORP
filed 2009-03-30
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2008 was approximately $25.5 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 27, 2009, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

General

The Company. Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”). The Company became the holding company for Ameriana Bank, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the “Bank”), in 1990. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits. Reference to “we,” “us” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB. On July 31, 2006, the Bank closed its Trust Department and adopted its present name on September 12, 2006. The Bank is subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through eleven branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers and New Palestine, Indiana and a loan production office in Carmel, Indiana. The Bank offers a wide range of consumer and commercial banking services, including: (1) accepting deposits; (2) originating commercial, mortgage, consumer and construction loans; and (3) through its subsidiaries, providing investment and brokerage services and insurance services.

The Bank has three wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit-related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. On December 31, 2008, the Company along with joint-venture partners First Merchants Corporation and Mutual First Financial, sold the assets of ITIC to IN Title Company, a newly formed company led by current ITIC executives. AFS also operates a brokerage facility in conjunction with LPL Financial. AIMI manages the Company’s investment portfolio.

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

Competition. The geographic markets we serve are highly competitive for deposits, loans and other financial services, including retail brokerage services and insurance. Our direct competitors include traditional banking and savings institutions as well as other non-bank providers of financial services such as insurance companies, brokerage firms, mortgage companies and credit unions located in the Bank’s market area. Additional significant competition for deposits comes from money market mutual funds and corporate and government debt securities, and internet banks.

The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by the various financial institutions. Competition for origination of loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers and insurance companies. The Bank has been able to compete effectively in its market area.

The Bank has banking offices in Henry, Hancock, Hendricks, Shelby, Madison, and Hamilton Counties in Indiana. The Bank competes with several commercial banks and savings institutions in our primary service area and in surrounding counties, many of which have capital and assets that are substantially larger than the Bank.

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

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$98,173	30.13%	$83,282	27.88%	$62,112	24.48%	$68,484	30.58%	$76,222	37.76%
Residential	160,553	49.27	139,980	46.86	125,424	49.43	98,495	43.99	93,544	46.35
Construction	39,281	12.05	48,880	16.36	47,984	18.91	44,803	20.01	13,339	6.61
Commercial loans	21,215	6.51	18,665	6.25	12,446	4.90	7,962	3.56	14,334	7.10
Municipal loans	2,218	0.68	2,945	0.99	—	—	—	—	—	—
Consumer loans	4,424	1.36	4,959	1.66	5,789	2.28	4,174	1.86	4,404	2.18

Total	325,864	100.00%	298,711	100.00%	253,755	100.00%	223,918	100.00%	201,843	100.00%

Less:
Undisbursed loan proceeds	386		1,892		1,769		2,485		1,966
Deferred loan fees (expenses), net	(48)		(131)		98		307		405
Allowance for loan losses	2,991		2,677		2,616		2,835		3,128

Subtotal	3,329		4,438		4,483		5,627		5,499

Total	$322,535		$294,273		$249,272		$218,291		$196,344

The following table shows, at December 31, 2008, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2009	2010 – 2013	2014 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$7,242	$21,345	$230,139	$258,726
Real estate construction	22,657	4,427	12,197	39,281
Other	10,336	12,206	5,315	27,857

Total	$40,235	$37,978	$247,651	$325,864

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2008, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$119,973	$131,511	$251,484
Real estate construction	11,455	5,169	16,624
Other loans	15,276	2,245	17,521

Total	$146,704	$138,925	$285,629

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period. The Bank sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio. The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter. The residential mortgage loans originated and retained by the Bank in 2008 were composed primarily of fixed-rate loans and, to a lesser extent, hybrid loans that have a fixed-rate for five or seven years and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are made typically as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. Residential real estate construction loans were $6.7 million, or 17.0% of the construction loan portfolio at December 31, 2008 compared to $3.8 million, or 7.8% at December 31, 2007.

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

In 2008, the Bank originated $36.8 million in residential real estate loans and acquired $8.7 million of in-market loans through a broker, for a total of $45.5 million. The total included $16.3 million in adjustable-rate residential mortgage loans, including hybrids, with $809,000 from the broker, $21.9 million of fixed-rate loans, with

$7.9 million from the broker, and $7.3 million of home equity line of credit loans. Sales of fixed-rate residential mortgage loans into the secondary market in 2008 and 2007 were $1.8 million and $4.9 million, respectively. Gains on residential loan sales, including imputed gains on servicing rights, were $51,000 in 2008 compared with $108,000 in 2007.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner occupied and nonowner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. At December 31, 2008, the Bank’s individual commercial real estate loan balances ranged from $4,000 to $5.2 million. The Bank’s commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, non-owner occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $36.2 million, or 92.2% of the construction loan portfolio at December 31, 2008 compared to $45.1 million, or 92.2% at December 31, 2007. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2008, the largest commercial real estate lending relationship included three credits secured by commercial office space with total commitments of $5.7 million and outstanding balances totaling $5.5 million. All of the individual credits were performing according to their original terms at December 31, 2008.

Municipal Lending. At December 31, 2008, the Bank’s loan portfolio included two municipal loans with approved credit limits totaling $3.4 million and outstanding balances totaling $2.2 million. The largest loan had a credit limit of $3.2 million and had an outstanding balance of $2.0 million at December 31, 2008. This loan has a fixed-rate of interest, is non-amortizing, and has a maturity date in 2012. This loan was performing according to its original terms at December 31, 2008.

Consumer Lending. The consumer lending portfolio includes automobile loans, home equity lines, and other consumer products. The collateral is generally the asset defined in the purpose of the request. The policies of the Bank are adhered to in our underwriting of consumer loans.

Management believes that the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining profitable spreads between average loan yields and costs of funds. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank has sought to reduce this risk by primarily granting secured consumer loans.

Commercial Lending. The Bank lends to business entities for the purposes of short-term working capital, inventory financing, equipment purchases and other business financing needs. These can be in the form of revolving lines of credit, commercial lines of credit, or term debt. The Bank also matches the term of the debt to the estimated useful life of the assets.

At December 31, 2008, the largest commercial relationship included nine credits with outstanding balances totaling $4.9 million that were secured by manufacturing equipment, inventory, accounts receivable, and an aircraft. All of the individual credits were performing according to their original terms at December 31, 2008.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, banking center staff, and commissioned loan agents. The Bank has also obtained residential loans and commercial loans from other financial institutions in prior years, and in 2008 purchased a $1.0 million participation in a commercial equipment loan. At December 31, 2008, balances outstanding for all loans acquired as participations or whole loan purchases totaled $26.2 million. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2008, the Bank was servicing $124.9 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2008 was $743,000.

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

Commercial loans are submitted to the Bank’s credit analysts for review, financial analysis and for preparation of a Loan Approval Memorandum. The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve loans between $1.0 million and $4.5 million. The Board of Directors approves all loans in excess of $4.5 million. If an expedient approval is necessary for requests over $1.0 million but less than $4.5 million, approval may be obtained by two of the following individuals: Chief Executive Officer, Chief Operating Officer, Chief Credit Officer and Chief Lending Officer.

In connection with the origination of single-family, residential adjustable-rate loans with the initial rate fixed for three years or less, borrowers are qualified at a rate of interest equal to the new rate at the first re-pricing date, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

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

When possible, the Bank charges loan origination fees on commercial loans that are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan. These fees generally range up to one point (one point being equivalent to 1% of the principal amount of the loan). In accordance with Statement of Financial Accounting Standard No. 91, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

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

Nonperforming Assets and Asset Classification. Loans are reviewed regularly and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due unless it is adequately secured and there is reasonable assurance of full collection of principal and interest. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Commercial business and real estate loans are placed on non-accrual status when the loan is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are applied to the outstanding principal balance.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at its fair value. Any subsequent deterioration of the property is charged off directly to income, reducing the value of the asset.

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real Estate:
Residential	$2,960	$1,465	$657	$494	$1,083
Commercial	1,766	303	—	—	3,032
Construction	1,454	870	2,616	1,960	1,604
Commercial	—	—	—	14	10
Consumer	38	—	53	—	7

Total	6,218	2,638	3,326	2,468	5,736

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	—	—	71	90	143
Consumer	1	—	13	—	1

Total	1	—	84	90	144

Total of non-accrual and 90 days past due loans (1)	$6,219	$2,638	$3,410	$2,558	$5,880

Percentage of total loans	1.91%	0.88%	1.35%	1.16%	2.95%

Other nonperforming assets (2)	$4,169	$2,517	$610	$1,413	$572

(1)	The Company had no troubled debt restructurings at the dates indicated.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s nonperforming loans increased $3.6 million for the year ended December 31, 2008. The increase was due primarily to the classification of a multi-family loan of $1.7 million in Anderson, Indiana, and the classification of two land development loans totaling $1.1 million as non-performing, and an increase in our single-family residential non-performing loans. Non-accrual residential real estate loans increased to $3.0 million at December 31, 2008 from $1.5 million at December 31, 2007 due to weakness in the real estate markets that we serve. We have analyzed our collateral position on these nonperforming loans, and have established reserves accordingly. Non-performing loans at December 31, 2007 would have been higher and represented an increase compared to December 31, 2006 had two credits with outstanding balances totaling $2.4 million not been transferred to other real estate owned during 2007. Both credits were real estate construction loans, with one being a 42-unit condominium project and the other a high-end single-family residential property.

Interest income that would have been recorded for 2008 had non-accruing loans been current in accordance with their original terms and had been outstanding throughout the period was $170,000. The amount of interest related to non-accrual loans included in interest income for 2008 was $70,000.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2008, the Bank’s allowance for loan losses amounted to $3.0 million.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. There can be no assurance that regulators, in reviewing the Bank’s loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$2,677	$2,616	$2,835	$3,128	$3,744

Charge-offs:
Real estate loans:
Commercial	—	1	540	34	674
Residential	413	14	36	237	208
Construction	—	488	—	1,165	20
Commercial loans	503	538	16	31	16
Consumer loans	135	72	87	65	216

Total charge-offs	1,051	1,113	679	1,532	1,134

Recoveries:
Real estate loans:
Residential	9	1	9	97	—
Commercial	75	—	4	552	—
Commercial loans	—	2,772	108	3,515	—
Consumer loans	31	28	39	43	126

Total recoveries	115	2,801	160	4,207	126

Net recoveries (charge-offs)	(936)	1,688	(519)	2,675	(1,008)

Transfer to allowance for unfunded commitments	—	—	—	(116)	—

Provision (credit) for loan losses	1,250	(1,627)	300	(2,852)	392

Balance at end of period	$2,991	$2,677	$2,616	$2,835	$3,128

Ratio of net charge-offs (recoveries) to average loan outstanding during the period	0.30%	(0.62)%	0.22%	(1.30)%	0.52%

Allowance for loan losses to loans	0.92%	0.90%	1.04%	1.28%	1.57%

The Company had a provision for loan losses of $1.3 million for 2008 compared to a credit of $1.6 million in 2007. The 2008 provision was primarily a result of additional loan growth, the increase in nonperforming loans and the increasing pressure of current economic conditions on credit quality. Total charge-offs of $1.1 million for 2008 included a partial charge-off of $259,000 of one commercial loan, and smaller charge-off amounts to various other loans. Total charge-offs of $1.1 million for 2007 included $1.0 million related to three commercial credits, a commercial real estate construction loan and two commercial loans, previously totaling $2.8 million that were either charged off or charged down. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$760	30.13%	$550	27.88%	$716	24.48%
Residential	521	49.27	348	46.86	245	49.43
Construction	686	12.05	999	16.36	1,524	18.91
Commercial loans	729	6.51	571	6.25	75	4.90
Municipal loans	—	0.68	—	0.99	—	—
Consumer loans	295	1.36	209	1.66	56	2.28

Total allowance for loan losses	$2,991	100.00%	$2,677	100.00%	$2,616	100.00%

	At December 31,
	2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$1,545	30.58%	$2,013	37.76%
Residential	502	43.99	462	46.35
Construction	697	20.01	247	6.61
Commercial loans	27	3.56	319	7.10
Consumer loans	64	1.86	87	2.18

Total allowance for loan losses	$2,835	100.00%	$3,128	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 16.4% of the Bank’s total interest income (and dividends) for fiscal 2008. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLB of Indianapolis and the Federal Reserve Bank of Chicago). As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis. The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2008.

The following table sets forth the market value of the Bank’s investments in federal agency obligations, mortgage-backed securities, equity securities, and municipal securities at the dates indicated. All of these investments were available for sale.

	At December 31
	2008	2007
	(In thousands)
Federal agencies	$—	$6,011
Mortgage-backed securities	55,289	31,509
Equity securities	1,525	1,518
Municipal securities	18,557	27,654

Total investment	$75,371	$66,692

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2008

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Municipal securities (1)	—	—	$6,453	5.39%	$4,461	5.51%	$7,643	6.09%	$18,557	5.72%
Equity securities (2)	$1,525	4.10%	—	—	—	—	—	—	1,525	4.10%

(1)	Presented on a tax equivalent basis using a tax rate of 34%.
(2)	Equity securities have no stated maturity date.

The Bank’s mortgage-backed securities include both fixed and adjustable-rate securities. At December 31, 2008, the Bank’s mortgage-backed securities consisted of the following:

	Carrying Amount	Average Yield
	(Dollars in thousands)
Adjustable-rate:
Repricing in one year or less	$12,665	4.47%
Repricing in more than one year	—	—
Fixed-rate:
Maturing in five years or less	7,816	4.27
Maturing in five to ten years	16	11.91
Maturing in more than ten years	34,792	5.52

Total	$55,289	5.29%

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

Deposits. The Bank attracts both short-term and long-term retail deposits from the general public by offering a wide assortment of deposit accounts and interest rates. The Bank offers regular savings accounts, interest-bearing (NOW) and noninterest-bearing checking accounts, money market accounts, fixed interest rate certificates with varying maturities and negotiated rate jumbo certificates with various maturities. The Bank also offers tax-deferred individual retirement, Keogh retirement and simplified employer plan retirement accounts.

As of December 31, 2008, approximately 40.7%, or $132.0 million, of the Bank’s aggregate retail deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market. The Bank held no brokered certificates at December 31, 2008 and December 31, 2007.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

	Balance at December 31, 2008		Balance at December 31, 2007		Increase (Decrease) from Prior Year
	(Dollars in thousands)
Noninterest-bearing accounts	$22,071	6.80%	$20,429	6.49%	$1,642	8.04%
Savings deposits	21,884	6.75	21,385	6.79	499	2.33
NOW accounts	31,900	9.83	29,193	9.28	2,707	9.27
Super NOW accounts	30,502	9.40	33,114	10.52	(2,612)	(7.89)
Money market deposit accounts	25,645	7.91	35,976	11.43	(10,331)	(28.72)
Certificate accounts:
Certificates of $100,000 and more	64,492	19.88	42,470	13.50	22,022	51.85
Fixed-rate certificates:
12 months or less	84,714	26.11	99,612	31.65	(14,898)	(14.96)
13-24 months	27,864	8.59	21,309	6.77	6,555	30.76
25-36 months	5,651	1.74	3,764	1.19	1,887	50.13
37 months or greater	8,850	2.73	6,428	2.04	2,422	37.68
Variable-rate certificates:
18 months	833	0.26	1,066	0.34	(233)	(21.86)

Total	$324,406	100.00%	$314,746	100.00%	$9,660	3.07%

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become much more subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious. The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions. The Bank currently offers a variety of deposit products to the customer. They include noninterest-bearing and interest-bearing NOW accounts, interest-bearing Super NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years. The Bank’s Super NOW account, which was introduced in 2003 and pays tiered premium money market rates with unlimited check writing privileges, had a portfolio balance of $30.5 million at December 31, 2008.

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2008, 2007 and 2006 are calculated from actual daily balances.

	For the Years Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Interest-bearing demand deposits	$62,438	1.43%	$61,754	2.48%	$69,990	2.55%
Money market deposit accounts	30,951	1.82	32,349	3.55	22,460	1.99
Savings deposits	22,048	0.25	22,568	0.39	23,867	0.40
Time deposits	179,357	3.63	183,353	4.47	199,934	4.13

Total interest bearing deposits	294,794	2.72	300,024	3.66	316,251	3.35
Noninterest-bearing demand and savings deposits	23,329		20,729		19,719

Total deposits	$318,123		$320,753		$335,970

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)
Less than 2.00%	$15,071	$—	$144
2.00% - 3.99%	136,408	46,977	41,879
4.00% - 5.99%	40,885	127,628	146,180
6.00% - 7.99%	40	44	45

	$192,404	$174,649	$188,248

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2008.

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	More Than 3 Years	Total
	(In thousands)
Less than 2.00%	$14,930	$141	$—	$—	$15,071
2.00% - 3.99%	92,450	32,763	5,052	6,143	136,408
4.00% - 5.99%	28,989	3,919	2,316	5,661	40,885
6.00% - 7.99%	12	24	4	—	40

	$136,381	$36,847	$7,372	$11,804	$192,404

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2008.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$25,814
Over three through six months	7,315
Over six through twelve months	17,837
Over twelve months	13,526

Total	$64,492

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2008, the Bank had $79.9 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings increased $29.2 million in 2008, to fund the Bank’s loan portfolio growth, investment portfolio growth and for investments in premises and equipment that are part of the Indianapolis retail banking expansion strategy.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust. The Company purchased 100% of the common stock of Trust I for $310,000. Trust I issued $10.0 million in trust preferred securities and those proceeds combined with the $310,000 in proceeds of the common stock were used to purchase $10.3 million in subordinated debentures issued by the Company. The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I. The subordinated debentures bear a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. After the first five years, the subordinated debentures will bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2008, the debentures had an interest rate of 5.10%.

The following table sets forth certain information regarding borrowings from the FHLB of Indianapolis at the dates and for the periods indicated.

	At or for the Year Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$79,925	$58,203	$64,373
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	—	—
Weighted average rate paid on
FHLB advances at end of period	4.05%	4.29%	4.60%
Subordinated debentures	5.10	6.46	6.79
Repurchase agreement	4.42	—	—
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$89,925	$66,324	$91,414
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	—	—
Approximate average amounts outstanding during period:
FHLB advances	$76,901	$53,138	$58,707
Subordinated debentures	10,310	10,310	8,474
Repurchase agreement	2,062	—	—
Approximate weighted average rate during the period paid on:
FHLB advances	3.99%	4.50%	4.48%
Subordinated debentures	5.83	6.91	6.79
Repurchase agreement	4.42	—	—

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $537,000, $666,000 and $442,000 for 2008, 2007 and 2006, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2008, 2007 and 2006 are calculated from actual daily balances.

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio (1)	$311,260	$19,823	6.37%	$274,287	$19,377	7.06%	$232,479	$16,212	6.97%
Mortgage-backed securities	44,808	2,260	5.04	34,606	1,662	4.80	43,081	1,906	4.42
Securities
Taxable	5,391	292	5.42	29,292	1,080	3.69	78,466	2,935	3.74
Tax-exempt (2)	22,444	1,270	5.66	33,266	1,867	5.61	23,393	1,300	5.56
Short-term investments and other interest-earning assets (3)	16,206	473	2.92	12,231	580	4.74	26,029	693	2.66

Total interest-earning assets	400,109	24,118	6.03	383,682	24,566	6.40	403,448	23,046	5.71
Noninterest-earning assets	49,521			41,563			42,399

Total assets	$449,630			$425,245			$445,847

Interest-bearing liabilities:
Demand deposits and savings	$115,437	1,512	1.31	$116,671	2,768	2.37	$116,317	2,327	2.00
Certificate of deposits	179,357	6,517	3.63	183,353	8,205	4.48	199,934	8,264	4.13

Total interest-bearing deposits	294,794	8,029	2.72	300,024	10,973	3.66	316,251	10,591	3.35
Borrowings	89,273	3,759	4.21	63,448	3,105	4.89	77,584	3,212	4.14

Total interest-bearing liabilities	384,067	11,788	3.07	363,472	14,078	3.87	393,835	13,803	3.50

Noninterest-bearing liabilities	32,304			29,139			17,927

Total liabilities	416,371			392,611			411,762

Stockholders’ equity	33,259			32,634			34,085

Total liabilities and stockholders’ equity	$449,630			$425,245			$445,847

Net interest income		$12,330			$10,488			$9,243

Interest rate spread			2.96%			2.53%			2.21%

Net tax equivalent yield (4)			3.08%			2.73%			2.29%

Ratio of average interest-earning assets to average interest-bearing liabilities			104.18%			105.48%			104.65%

(1)	Interest and average yield presented on a tax equivalent basis using an effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty. Nonaccrual loans are included in average loans outstanding.
(2)	Interest and average yield presented on a tax equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities, and FHLB stock.
(4)	Net interest income is presented on a tax equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly-owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has three wholly owned subsidiaries: AFS, AIA and AIMI. On December 31, 2008, the Company, along with joint-venture partners First Merchants Corporation and Mutual First Financial, sold the assets of Indiana Title Insurance Company to IN Title Company, a newly formed company led by current ITIC executives. The Company had a 20.94% ownership interest in ITIC and as a result of the sale incurred a loss of $227,000. At December 31, 2008, the Bank’s investments in its subsidiaries were approximately $28.1 million, consisting of direct equity investments.

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

Regulation and Supervision of the Company

General. The Company is a public company registered with the Securities and Exchange Commission (the “SEC”), whose common stock trades on The Nasdaq Stock Market LLC and is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act, as amended (“BHCA”). As a result, the activities of the Company are subject to certain requirements and limitations, which are described below. As a public reporting company, the Company is required to file annual, quarterly and current reports with the SEC. As a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

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

Under the BHCA, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain “control” of the Company within the meaning of the BHCA. Control for BHCA purposes generally is defined to mean the ownership or power to vote 25% or more of any class of the Company’s voting securities or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the Federal Reserve Board’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock.

Under Indiana banking law, prior approval of the Indiana Department of Financial Institutions is also required before any person may acquire control of an Indiana bank, bank or bank holding company. The Department will issue a notice approving the transaction if it determines that the persons proposing to acquire the savings bank, bank or bank holding company are qualified in character, experience and financial responsibility, and the transaction does not jeopardize the interests of the public.

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements are substantially similar to those applicable to the Bank. See “– Regulation and Supervision of the Bank—Capital Requirements.”

Regulation and Supervision of the Bank

General. The Bank, as an Indiana chartered savings bank, is subject to extensive regulation by the Indiana Department of Financial Institutions and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Indiana Department of Financial Institutions and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Indiana Department of Financial Institutions and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere in this Form 10-K. The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety be reference to the actual statutes and regulations. The Bank’s prospective conversion from an Indiana savings bank to an Indiana commercial bank is not expected to materially change the regulatory requirements applicable to the Bank.

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

In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the regulators’ perception of the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

At December 31, 2008, the Bank’s ratio of Tier 1 capital to total assets was 8.34%, its ratio of Tier 1 capital to risk-weighted assets was 11.82% and its ratio of total risk-based capital to risk-weighted assets was 12.78%.

Investment Activities. Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered FDIC-insured banks have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC regulations permit exceptions to these limitations. The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permitted bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions. The Interstate Banking Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Banking Act permits banks to establish de novo branches on an interstate basis provided that such action is specifically authorized by the law of the host state.

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. At December 31, 2008, the shareholders’ equity of the Bank was $41.9 million.

Earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See “Federal and State Taxation.”

Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would fail to meet any applicable capital requirements. For additional information about dividend limitations see Note 11 in the Consolidated Financial Statements.

Insurance of Deposit Accounts. The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has proposed further refinements to its risk-based assessment system that would be effective April 1, 2009 and would effectively make the range eight to 77.5 basis points. The FDIC has also imposed a special emergency assessment of 20 basis points of assessable deposits, as of June 30, 2009, to cover the losses to the Deposit Insurance Fund. The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest- bearing transaction account coverage, and the Bank and the Company opted to participate in the unsecured debt guarantee program.

Federal law also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The Bank’s remaining one-time credit balance as of December 31, 2008 was $127,784. Federal law also provides for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

Enforcement. The FDIC has extensive enforcement authority over nonmember insured state banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that banks was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts over $10.3 million up to $44.4 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2008, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2008, the Bank held stock in the FHLB of Indianapolis in the amount of $5.6 million and was in compliance with the above requirement.

The FHLB of Indianapolis serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Indianapolis.

Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state nonmember bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the Bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (on any loans where the total outstanding amounts to $500,000 or more) must be approved in advance by a majority of the Board of Directors of the Bank with any “interested” director not participating in the voting. State nonmember banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Indiana Banking Law

Branching. An Indiana bank is entitled to establish one or more branches de novo or by acquisition in any location or locations in Indiana. The bank is required to file an application with the Department of Financial Institutions. Approval of the application is contingent upon the Department’s determination that after the establishment of the branch, the bank will have adequate capital, sound management and adequate future earnings. An application to branch must also be approved by the FDIC.

Lending Limits. Indiana banks are not subject to percentage of asset or capital limits on their commercial, consumer and non-residential mortgage lending, and accordingly, have more flexibility in structuring their portfolios than federally chartered savings banks. Indiana law provides that a bank may not make a loan or extend credit to a borrower or group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional 10% of capital and surplus may be lent if secured by specified readily marketable collateral.

Enforcement. The Department has authority to take enforcement action against an Indiana bank in appropriate cases, including the issuance of cease and desist orders, removal of directors or officers, issuance of civil money penalties and appointment of a conservator or receiver.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2008	Principal Position
Jerome J. Gassen	58	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	58	Executive Vice President and Chief Operating Officer of the Bank and the Company

John J. Letter	63	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

James A. Freeman	59	Senior Vice President and Chief Commercial Lending Officer of the Bank

Matthew Branstetter	41	Senior Vice President and Chief Credit Officer of the Bank

Unless otherwise noted, all officers have held the position described below for at least the past five years.

Jerome J. Gassen was appointed President and Chief Executive Officer and director of the Company and the Bank on June 1, 2005. Before joining the Company, Mr. Gassen served as Executive Vice President of Banking of Old National Bank, Evansville, Indiana from August 2003 until January 2005. Before serving as Executive Vice President, Mr. Gassen was the Northern Region President of Old National Bank from January 2000 to August 2003. Mr. Gassen also served on Old National Bank’s Board of Directors from January 2000 until January 2005. Mr. Gassen served as President and Chief Operating Officer of American National Bank and Trust Company, Muncie, Indiana from 1997 until January 2000, when American National was acquired by Old National Bank.

Timothy G. Clark joined the Bank as Executive Vice President and Chief Operating Officer on September 2, 1997. He was elected Executive Vice President and Chief Operating Officer of the Company on October 23, 2000. He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for five years and before that held senior management positions with Central National Bank in Greencastle, Indiana for five years and Hancock Bank & Trust in Greenfield, Indiana for 13 years.

John J. Letter was appointed Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank on January 22, 2007. Before joining the Company, Mr. Letter served as Regional President with Old National Bank in Muncie, Indiana from September 2004 to April 2005. Before being named Regional President, Mr. Letter also served as District President with Old National Bank from November 2003 to September 2004 and Regional Chief Financial Officer – Old National Bank from August 2000 to November 2003. Mr. Letter was also Chief Financial Officer and Controller with American National Bank in Muncie from March 1997 to August 2000.

James A. Freeman was named Senior Vice President and Chief Commercial Lending Officer of the Bank in September 2005. Before joining Ameriana, Mr. Freeman was Regional Senior Credit Officer (Small Business Division) for National City Bank from September 2002 to September 2005, where he managed the credit underwriting process for a four state region. Mr. Freeman also served as Credit Department Manager/Vice President for Fifth Third Bank, Indiana from January 2000 to August 2002.

Matthew Branstetter was appointed as Senior Vice President and Chief Credit Officer of the Bank in March 2006. Before joining Ameriana, Mr. Branstetter was Senior Vice President, Credit Administrator for Old National Bank in Indianapolis from 2000 to 2006, where he managed the credit underwriting process for a four-state region. During his banking career, Mr. Branstetter also served as Vice President-Comptroller and Corporate Treasurer for FCN Bank in Brookville, Indiana from 1989 to 2000.

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

Our increased emphasis on commercial and construction lending may expose us to increased lending risk. At December 31, 2008, our loan portfolio consisted of $98.2 million, or 30.1%, of commercial real estate loans, $39.3 million, or 12.1%, of construction loans, and $21.2 million, or 6.5%, of commercial and industrial loans. We intend to continue to increase our emphasis on the origination of commercial and construction lending. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our level of non-performing loans and classified assets expose us to increased lending risks. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. At December 31, 2008, our nonperforming loans totaled $6.2 million, representing 1.9% of total loans. In addition, loans that we have classified as substandard totaled $5.0 million, representing 1.5% of total loans. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2008, our allowance for loan losses as a percentage of total loans was 0.92%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees and data processing expense, totaled $14.4 million for the year ended December 31, 2008 compared to $14.0 million for the year ended December 31, 2007. Our efficiency ratio totaled 89.2% for the year ended December 31, 2008 compared to 100.0% for the year ended December 31, 2007. We continue our concerted effort to effectively manage our expenses, as is evidenced by the improvement realized in our efficiency ratio in 2008 compared to 2007, that was due primarily to a net interest income growth rate that exceeded the growth rate for operating expenses. However, the failure to control our expenses could hurt our profits.

Future FDIC Assessments Will Hurt Our Earnings. In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 20 basis points of insured deposits as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that the special assessment will amount to approximately $740,000. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessments imposed by the FDIC will further hurt the Company’s earnings.

Additionally, the Federal Deposit Insurance Corporation increased the assessment rates for deposits by seven basis points for the first quarter of 2009. The FDIC has the authority to further increase insurance assessments, which would have an adverse impact on our non-interest expenses and results of operations.

If we do not achieve profitability on our new offices, it may negatively impact our earnings. We opened a new loan production office in Carmel, Indiana in April 2007, a new full-service banking center in Fishers, Indiana in November 2008, and another in Carmel in January 2009. We also expect to open a new full-service banking center in Westfield, Indiana in the second quarter of 2009. Numerous factors will impact the performance of a new office, such as a suitable location, competition from other financial institutions, qualified personnel and an effective marketing strategy. Additionally, it takes time for a new office to generate significant deposits and loans to produce enough income to offset expenses, some of which, like salaries and occupancy expense, are relatively fixed costs. We expect that it may take a period of time before our new offices can become profitable. During this period, operating these new offices may negatively impact our net income.

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

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. According to the FDIC, as of June 30, 2008, we held 32.5% of the deposits in Henry County, Indiana, which was the largest market share of deposits out of the five financial institutions that held deposits in this county. We also held 9.4% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the 10 financial institutions that held deposits in this county. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

The trading history of our common stock is characterized by low trading volume. Our common stock may be subject to sudden decreases. Although our common stock trades on the Nasdaq Global Market, it has not been regularly traded. We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. The Bank is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, its chartering authority, and by the FDIC, as insurer of its deposits. The Company is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank. The regulation and supervision by the Indiana Department of Financial Institutions and the FDIC are not intended to protect the interests of investors in the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Provisions of our articles of incorporation, bylaws and Indiana law, as well as state and federal banking regulations, could delay or prevent a takeover of us by a third party. Provisions in our articles of incorporation and bylaws and the corporate law of the State of Indiana could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings. In addition, we are subject to Indiana laws, including one that prohibits us from engaging in a business combination with any interested shareholder for a period of five years from the date the person became an interested shareholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our Board of Directors.

We may require additional capital in the future, but that capital may not be available when it is needed. We anticipate that we have adequate capital for the foreseeable future. Based on this determination and an assessment that the restrictions contained in the Troubled Asset Relief Program’s Capital Purchase Program could adversely affect our ability to successfully operate our business, our board of directors determined not to participate in the Capital Purchase Program, even though it had been preliminarily approved. However, we may at some point need to raise additional capital to support our continued growth or if we incur significant loan or securities impairment. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or on financial terms that were comparable to that offered through the Capital Purchase Program. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth could be materially impaired.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2008, and certain other information relating to these properties at that date.

	Year Acquired	Total Investment		Net Book Value	Owned/ Leased		Square Feet
	(Dollars in thousand)
Main Office: 2118 Bundy Avenue New Castle, Indiana	1958	$1,738		$341	Owned		20,500

Branch Offices: 1311 Broad Street New Castle, Indiana	1890	1,136		200	Owned		18,000

956 North Beechwood Street Middletown, Indiana	1971	334		30	Owned		5,500

22 North Jefferson Street Knightstown, Indiana	1979	401		131	Owned		3,400

1810 North State Street Greenfield, Indiana	1995	2,589		2,244	Owned		7,600

99 South Dan Jones Road Avon, Indiana	1995	1,560		1,143	Owned		12,600

1724 East 53rd Street Anderson, Indiana	1993	734		574	Owned		3,000

488 West Main Street Morristown, Indiana	1998	363		271	Owned		2,600

7435 West U.S. 52 New Palestine, Indiana	1999	944		704	Owned		3,300

6653 West Broadway McCordsville, Indiana	2004	1,140		1,049	Owned		3,400

11521 Olio Road Fishers, Indiana	2008	2,118		2,114	Owned		2,500

3975 West 106th Street Carmel, Indiana	2009	1,921		1,918	Owned		3,500

Branch Office Under Construction:
3333 East State Road 32 Westfield, Indiana	2008	41	(1)	41	Leased	(1)	5,000

Land Acquired for Future Branch Office:
2437 East Main Street Plainfield, Indiana	2008	1,376		1,376	Owned		—

Loan Production Office: 11711 N. Pennsylvania, Suite 100 Carmel, Indiana	2007	33	28	Leased	(2)	2,126

Ameriana Insurance Agency, Inc.: 1908 Bundy Avenue New Castle, Indiana	1999	386	311	Owned		5,000

Total		$16,814	$12,475

(1)	The total cost of leasehold improvements when completed will be approximately $650,000. The initial lease term will be twenty years and will begin when construction is completed, which is estimated to be on May 1, 2009. The Bank has options for four additional terms of five years each.
(2)	The initial lease expires on June 30, 2012, and the Bank has options for two additional terms of three years each.

The total net book value of $12.5 million shown above for the Company’s office facilities is $2.4 million less than the total of $14.9 million shown for premises and equipment on the consolidated balance sheet. This difference represents the net book value as of December 31, 2008 for furniture, equipment, and automobiles.

Item 3.	Legal Proceedings

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the Nasdaq Global Market under the symbol “ASBI.” On March 23, 2009, there were 442 holders of record of the Company’s common stock. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 11 to the “Consolidated Financial Statements” included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the Nasdaq Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2008			2007
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared
March 31	$10.00	$7.50	$0.04	$13.25	$11.35	$0.04
June 30	9.50	8.51	0.04	11.60	9.82	0.04
September 30	10.00	6.84	0.04	11.10	8.80	0.04
December 31	8.00	4.05	0.04	9.40	7.01	0.04

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2008, and at December 31, 2008 we had no publicly announced repurchase plans or programs.

Item 6.	Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2008	2007	2006	2005	2004
Cash	$3,810	$4,445	$7,986	$8,318	$8,645
Investment securities	75,371	66,692	129,776	168,686	170,354
Loans, net of allowances for loan losses	322,535	294,273	249,272	218,291	196,344
Interest-bearing deposits and stock in Federal Home Loan Bank	10,268	18,357	9,730	13,401	15,673
Other assets	51,518	43,024	40,482	40,673	37,537

Total assets	$463,502	$426,791	$437,246	$449,369	$428,553

Deposits noninterest-bearing	$22,070	$20,429	$19,905	$18,788	$19,649
Deposits interest-bearing	302,336	294,317	302,529	320,563	324,398
Borrowings	97,735	68,513	74,683	66,889	40,390
Other liabilities	7,585	9,886	7,005	7,472	5,473

Total liabilities	429,726	393,145	404,122	413,712	389,910
Stockholders’ equity	33,776	33,646	33,124	35,657	38,643

Total liabilities and stockholders’ equity	$463,502	$426,791	$437,246	$449,369	428,553

	Year Ended December 31,
Summary of Earnings	2008	2007	2006	2005	2004
Interest income	$23,581	$23,900	$22,604	$19,782	$18,331
Interest expense	11,788	14,078	13,803	9,995	7,566

Net interest income	11,793	9,822	8,801	9,787	10,765
Provision (credit) for loan losses	1,250	(1,627)	300	(2,852)	392
Other income	3,801	3,494	2,271	4,115	3,961
Other expense	14,384	13,978	13,175	14,513	13,381

Income (loss) before taxes	(40)	965	(2,403)	2,241	953
Income taxes (benefit)	(781)	(219)	(1,433)	183	(473)

Net income (loss)	$741	$1,184	$(970)	$2,058	$1,426

Basic earnings (loss) per share	$0.25	$0.39	$(0.31)	$0.65	$0.45
Diluted earnings (loss) per share	$0.25	$0.39	$(0.31)	$0.65	$0.45

Dividends declared per share	$0.16	$0.16	$0.52	$0.64	$0.64

Book value per share	$11.30	$11.26	$10.85	$11.23	$12.26

	Year Ended December 31,
Other Selected Data	2008	2007	2006	2005	2004
Return on average assets	0.16%	0.28%	(0.22)%	0.47%	0.34%
Return on average equity	2.23	3.63	(2.85)	5.40	3.69
Ratio of average equity to average assets	7.40	7.67	7.65	8.77	9.11
Dividend payout ratio (1)	64.56	41.03	NM (2)	98.46	142.22
Number of full-service bank offices	12	10	10	10	10

(1)	Dividends per share declared divided by net income per share.
(2)	NM – not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana, through 11 branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Fishers, Carmel and New Palestine, Indiana, and through our loan production office in Carmel, Indiana.

The Bank has three wholly owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers debt protection products through its ownership of an interest in Family Financial Holdings, Incorporated, Columbus, Indiana. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offers title insurance. In December 2008, the Company sold its interest in ITIC. See Item 1. “Business—Subsidiaries.” AFS also operates a brokerage facility in conjunction with LPL Financial. AIMI manages the Bank’s investment portfolio. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

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

Financial Challenges, Strategies and Results in Recent Years

In 2006, the Company incurred a net loss of $1.0 million, which represented a $3.0 million decline from the prior year and was due primarily to four factors. First, a flattening of the U.S. Treasury yield curve and the related impact on other market interest rates resulted in new rates for the Bank’s loans and deposits that further narrowed our net interest margin. Second, in the fourth quarter, management implemented a balance sheet restructuring strategy that involved the sale of $34.0 million of low-yielding U.S. Government Agency securities, which resulted in a loss of $821,000. Third, also in the fourth quarter, a $514,000 loss was recorded due to $13.3 million in investment securities being classified as other than temporarily impaired. Fourth, the drop in net income from the prior year was also the result of 2005 earnings being inflated by the after-tax benefit of $3.3 million in lease settlements during that year.

Although the loss on sales of investment securities from the balance sheet restructuring strategy had a negative impact on 2006 earnings, positive results associated with the strategy were realized throughout 2007 and 2008. Additionally, the loan portfolio expansion of $31.0 million, 14.2%, in 2006 did not have a full year impact on 2006 earnings, but it established a stronger base for future earnings growth.

In 2007, the Company produced net income of $1.2 million, which represented a $2.2 million improvement over the $1.0 million loss recorded in 2006. Net income in 2007 benefited from a $2.8 million settlement related to our litigation against RLI Insurance Co. (“RLI”) over surety guarantees for certain lease pools in which Ameriana Bank had previously invested. The positive impact from the RLI settlement in 2007 was offset in part by $1.1 million in charge-offs, most of which occurred later in the year when the economic climate worsened.

During 2007, the Bank continued its balance sheet restructuring strategy that was initiated in late 2006 and involved principally the redeployment of funds from lower-yielding investment securities into higher-yielding loans, and it was the primary reason that net interest margin on a fully-taxable equivalent basis improved 45 basis points from 2.29% for 2006 to 2.74% for 2007. As a result of this improvement in net interest margin, we were able to grow net interest income on a fully-taxable equivalent basis by $1.2 million without the benefit of balance sheet growth, as total assets actually were reduced by $10.5 million, or 2.4%.

As part of the Bank’s efforts to expand its commercial lending capabilities, we opened a commercial lending center in the fast growing suburban area of Carmel, Indiana. This office and the Bank’s continued emphasis on commercial lending contributed to the loan growth realized during the year. Also in 2007, our re-branding of the Company included the roll-out of a new logo and image campaign. These new initiatives continue to provide significant value to the Company moving forward.

Executive Overview of 2008

The Company recorded net income of $741,000, or $0.25 per share for 2008, which followed net income of $1.2 million, or $0.39 per share for 2007 that benefited from the $2.8 million settlement of litigation related to lease pools. Financial results for 2008 included the following:

•	Quarterly dividends totaled $0.16 per share, a payout ratio of 64.6%.

•	The Company’s tangible common equity ratio at December 31, 2008 was 7.17%.

•

Net interest income for of 2008 was $11.8 million, a $2.0 million, or 20.0%, improvement over 2007, primarily a result of a 35 basis point improvement in net interest margin to 3.08%, on a fully tax-equivalent basis.

•

Total non-performing loans of $6.2 million, or 1.9% of total net loans at December 31, 2008, represented a $3.6 million increase from December 31, 2007. The increase in non-performing loans was primarily due to the classification of a multi-family loan of $1.7 million in Anderson, Indiana, the classification of two land development loans totaling $1.1 million, and an increase in our single-family residential non-performing loans. We have analyzed our collateral position on these non-performing loans, and have established reserves accordingly. The total for other real estate owned (“OREO”) at December 31, 2008 of $3.9 million was $1.4 million higher than the total for the prior year end.

•

The provision for loan losses for 2008 was $1.3 million, compared to a credit of $1.6 million for 2007 that resulted from the loss recovery realized with the third quarter 2007 settlement of the RLI litigation involving pools of leases.

•

Other income for 2008 was $307,000, or 8.8%, higher than the total for 2007. This increase was primarily a result of net losses of only $67,000 on other real estate owned compared to net losses of $573,000 in the prior year, which was offset in part by $328,000 in losses from unconsolidated subsidiaries compared to $30,000 of income in 2007. $227,000 of the 2008 loss resulted from the sale of a title insurance company that the Bank had jointly owned with two other financial institutions.

•

Other expense for 2008 increased $406,000, or 2.9%, over the total for 2007, and resulted primarily from costs associated with two new banking centers, and increases in retirement benefits and OREO expense. The overall increase was offset partially by a $255,000 reduction in legal and professional fees, which was due primarily to a significant decline of legal fees as a result of the settlement of the RLI litigation involving pools of leases.

•

The income tax benefit of $781,000 for 2008 was related primarily to a total of $2.0 million of tax-exempt income from municipal securities and bank-owned life insurance, and a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax ruling related to income earned by the Bank’s investment subsidiary.

For 2008, the balance sheet grew by $36.7 million, or 8.6%, to $463.5 million:

•	Loan portfolio growth in 2008 of $28.6 million, or 9.6%, to $325.5 million, followed portfolio growth of $45.1 million, or 17.9%, in 2007.

•

An $8.7 million increase in the investment portfolio in 2008, resulted primarily from the purchase of $30.0 million of Ginnie Mae and Fannie Mae mortgage-backed securities, reduced by sales of $9.2 million of municipal securities, maturities of $5.0 million of U.S. Government agency securities, and $7.3 million of principal payments received on mortgage-backed securities.

•

As of December 31, 2008, the Company did not own Fannie Mae or Freddie Mac preferred stock, and did not own private-label mortgage-backed securities. As a matter of policy, the Company has not originated or purchased sub-prime loans.

•

During 2008, total deposits increased by $9.7 million, or 3.1%, to $324.4 million, primarily due to a new deposit relationship with the State of Indiana. The State’s total investment of $15.0 million in certificate accounts is expected to provide stable deposits for the Bank, based on the prior history of the related investment program as administered by the State. No brokered certificates of deposit were held at December 31, 2008.

•

The growth in the investment portfolio and in the loan portfolio, and the addition of new properties for banking centers in 2008 was funded with a combination of deposit growth, borrowings from the Federal Home Loan Bank, and a $7.5 million long-term repurchase agreement involving one of two new Ginnie Mae mortgage-backed securities.

Strategic Summary

The current economic downturn has created a challenging operating environment for all businesses, and, in particular, the financial services industry. Management continues its focus on maintaining and improving overall credit quality, liquidity and capital. Earnings pressure is expected to continue as the deterioration in credit quality resulting from the weak economy is likely to continue. Competition for deposits continues to be intense resulting in higher deposit rates while yields on interest earning assets continue to experience downward pressure. Management is also focused on reducing non-interest expense through aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

Achievement of the Company’s financial objectives will require obtaining new loans and deposits in our traditional markets, generating significant loan and deposit growth from our new offices in Hamilton County and continuing the expansion of our commercial lending strategy in the greater Indianapolis metropolitan area.

We believe the long-term success of the Company is dependent on its ability to provide its customers with financial advice and solutions that assist them in achieving their goals. We will accomplish this mission by:

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

Achieve Superior Customer Service. We continually measure customer satisfaction through post-transaction surveys. Our evaluations include telephone and in-person customer surveys, as well as other in-store performance metrics. We have enhanced our efforts to improve our service by establishing a training department and formalizing our service standards.

Develop and Deliver Fully Integrated Financial Advice and Comprehensive Solutions to Meet Customer Life Events. We are re-packaging our products around customer “life events” such as planning for retirement, buying a home and saving for college education rather than traditional transaction accounts, savings and consumer loan products.

Establish Strong Brand Awareness. We believe it is important to create a value proposition that is relevant, understood and valued by our customers. Accordingly, we are continuing our efforts through our marketing, customer communications, training, and design of our Banking Centers to position Ameriana Bank as a premier service brand.

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

Increase Market Share in Existing Markets and Expand into New Markets. We believe there is significant opportunity to increase our products per household with existing customers and attract new customers in our existing and new markets. Further, we believe there are opportunities to gain market share in new markets and have developed an expansion strategy to accomplish this. As part of our expansion strategy, the Company opened two new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis. The new offices in Fishers and Carmel opened in October and December 2008, respectively. A full-service banking center in Westfield is under construction and is expected to open during the second quarter of 2009. In addition, the Company has purchased a site in Plainfield, which will enhance our presence on the west side of Indianapolis and our existing office in Avon. We plan to begin construction of the Plainfield office in 2010. We continue to evaluate additional locations for development of full-service banking centers in order to increase our footprint in Marion County and surrounding Indianapolis metropolitan area and to boost our visibility in this market.

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

Valuation Measurements. Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangibles assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

FINANCIAL CONDITION

Total assets increased $36.7 million, or 8.6%, to $463.5 million at December 31, 2008 from $426.8 million at December 31, 2007 primarily due to growth in investment securities and the loan portfolio, and the addition of properties for new banking centers.

Cash and Cash Equivalents

Total cash and cash equivalents decreased $8.8 million to $8.4 million at December 31, 2008 from $17.2 million at December 31, 2007. Cash on hand and in other institutions decreased $635,000, or 14.3%, to $3.8 million at December 31, 2008. This change was due to a $728,000 decrease in our book balance for the noninterest-earning piece of our Federal Reserve Bank account, which primarily represents deposits in transit. Interest-bearing deposits decreased $8.1 million, or 63.6%, to $4.6 million at December 31, 2008. The higher balance as of December 31, 2007 was due primarily to proceeds realized by the Bank’s investment subsidiary from sales and maturities of investment securities. These funds were transferred to the Bank in January 2008 in the form of a dividend, and were used to fund new loans and pay off short-term borrowings from the Federal Home Loan Bank.

Securities

Investment securities increased $8.7 million to $75.4 million at December 31, 2008, from $66.7 million at December 31, 2007 and there was a material change in the investment mix. Mortgage-backed securities increased $23.8 million to $55.3 million, while municipal securities declined $9.1 million to $18.6 million, primarily through a second quarter sale of $9.2 million designed to support the Bank’s income tax and liquidity strategies. The growth in mortgage-backed securities resulted primarily from a first quarter purchase of $15.0 million of Fannie Mae securities and a third quarter purchase of $15.1 million of Ginnie Mae Securities The third quarter purchase was funded with FHLB borrowings and a $7.5 million repurchase agreement embedded with two interest rate caps totaling $15.0 million in notional value. The interest rate caps are designed to provide protection against a negative impact on the Company’s net interest income that could result from rising interest rates. These interest rate caps are considered to be clearly and closely related to the host instrument. All mortgage-backed securities at December 31, 2008 are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

At December 31, 2008, all investments remained classified as available for sale. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings. There were no other than temporarily impaired investment securities as of December 31, 2008.

The following table identifies changes in the investment securities carrying values:

	(Dollars in thousands)
	2008	2007	$ Change	% Change
December 31:
Mortgage-backed securities	$55,289	$31,509	$23,780	75.47%
Federal agencies	—	6,011	(6,011)	(100.00)
Municipal securities	18,557	27,654	(9,097)	(32.90)
Equity securities	1,525	1,518	7	0.46

Totals	$75,371	$66,692	$8,679	13.01%

The following table identifies the percentage composition of the investment securities:

	2008	2007	2006
December 31:
Mortgage-backed and collateralized mortgage obligations	73.4%	47.2%	28.9%
Federal agencies	—	9.0	34.4
Municipal securities	24.6	41.5	26.5
Equity securities	2.0	2.3	9.8
Trust preferred	—	—	0.4

Totals	100.00%	100.00%	100.0%

See Note 3 to the “Consolidated Financial Statements” for more information on investment securities.

Loans

Net loans receivable totaled $322.5 million at December 31, 2008, an increase of $28.2 million, or 9.6%, from $294.3 million at December 31, 2007. The portfolio growth was primarily a result of the Bank’s increased emphasis on commercial real estate and residential investment property lending, and a decision in 2008 to put most originations of single-family loans into the portfolio to take advantage of the historically wide spreads to funding costs.

Residential real estate loans increased $20.6 million to $160.6 million at December 31, 2008, from $140.0 million at December 31, 2007. The growth involved a mix of owner-occupied single-family and investment property loans, as well as a blend of products that included both fixed-rate and variable-rate pricing. During 2008, the Bank originated $36.8 million in residential real estate loans and sold $1.8 million into the secondary market. Additionally, the Bank acquired $8.7 million of in-market loans through a broker.

Commercial real estate loans increased $14.9 million to $98.2 million at December 31, 2008, from $83.3 million at December 31, 2007. Commercial loans increased $2.5 million to $21.2 million at December 31, 2008 from $18.7 million at December 31, 2007. The overall growth in these two categories of commercial loans for 2008 was due to increased penetration by our lenders in the local market areas, particularly the Indianapolis market. Commercial loans added in 2008 totaled $44.9 million, with $43.9 million in originations and $1.0 million in purchases.

The Bank’s construction loans, which consist primarily of commercial properties, decreased $9.6 million to $39.3 million during 2008 due primarily to the weaker economy. Construction loans added in 2008 totaled $12.3 million.

On December 31, 2008, the Bank had $2.2 million in loans to local municipalities, compared to $2.9 million at December 31, 2007. Municipal loans are added through a competitive bid process. New loans totaled $8.2 million in 2008, with $8.0 million repaid before the end of the year.

Consumer loans declined $535,000 to $4.4 million at December 31, 2008 from $5.0 million at December 31, 2007. The decrease was due to a net paydown of $786,000 in automobile loan balances that was due to decreased demand resulting primarily from deteriorating economic conditions. The Bank originated $2.4 million of consumer loans in 2008.

New loan volume in 2008 totaled $113.3 million, compared to $142.9 million in 2007. New residential loans, including construction loans, increased to $47.6 million in 2008 from $40.3 million in 2007. Commercial loan, commercial real estate, commercial construction, and municipal loan additions in 2008 totaled $63.3 million compared to $98.9 million in 2007. New consumer loans totaled $2.4 million in 2008 compared to $3.7 million in 2007.

We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $124.9 million at December 31, 2008 compared to $134.0 million at December 31, 2007. The decrease resulted from a continued weak residential mortgage market during 2008 with pay downs and payoffs on existing serviced loans exceeding the dollar amount of new serviced loans. Loans sold and that we subsequently service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans increased $3.6 million to $6.2 million at December 31, 2008 from $2.6 million at December 31, 2007. The increase in nonperforming loans was due primarily to the classification of a multi-family property of $1.7 million in Anderson, Indiana, and two land development loans totaling $1.1 million as no-performing, and an increase in our residential nonperforming loans.

We recorded net charge offs of $936,000 in 2008, compared to net recoveries of $1.7 million in 2007. Total charge-offs were $1.1 million in both 2008 and 2007. Total recoveries in 2008 were $115,000 while total recoveries were $2.8 million in 2007. The 2007 recoveries were almost totally related to the settlement of the RLI litigation.

The allowance for loan losses as a percent of loans was 0.92% at December 31, 2008 and 0.90% at December 31, 2007. Although there was a significant increase in the Bank’s loan portfolio during 2008, as a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2008.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $23.7 million and $22.8 million, respectively, at December 31, 2008 and 2007. The majority of these policies were purchased in 1999. Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program. The nontaxable increase in cash surrender value of life insurance was $892,000 in 2008, compared to $839,000 in 2007.

Deposits

The following table shows deposit changes by category:

	(Dollars in thousands)
	2008	2007	$ Change	% Change
December 31,
Noninterest-bearing accounts	$22,070	$20,429	$1,641	8.0%
Savings deposits	21,884	21,385	499	2.3
NOW and Super NOW accounts	62,403	62,307	96	0.2
Money market accounts	25,645	35,976	(10,331)	(28.7)
Certificates $100,000 and more	64,492	42,470	22,022	51.9
Other certificates	127,912	132,179	(4,267)	(3.2)

Totals	$324,406	$314,746	$9,660	3.1%

Non-maturity deposits decreased $8.1 million, or 5.8%, to $132.0 million at December 31, 2008 from $140.1 million at December 31, 2007, as a material amount of deposits were moved to certificate accounts that offered higher yields.

Certificates of deposit increased $17.8 million primarily as a result of the Bank adding a deposit relationship with the State of Indiana that produced $15.0 million in certificates of deposits, which are expected to be stable deposits for the Bank, based on the prior history of the related investment program as administered by the State.

Borrowings

Borrowings increased $29.2 million to $97.7 million at December 31, 2008 from $68.5 million at December 31, 2007 primarily to fund growth in the loan and investment portfolios and for investments in premises and equipment that are part of the Indianapolis retail banking expansion strategy. At December 31, 2008, our borrowings consisted of FHLB advances totaling $79.9 million, one $7.5 million repurchase agreement, and subordinated debentures in the amount of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis. The tax-equivalent adjustment was $537,000, $666,000 and $442,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

	Year Ended December 31
	2008	2007	2006
Weighted Average Yield:
Loans	6.37%	7.06%	6.97%
Mortgage-backed and collateralized mortgage obligations	5.04	4.80	4.42
Securities – taxable	5.42	3.69	3.74
Securities – tax-exempt	5.66	5.61	5.56
Other interest-earning assets	2.92	4.74	2.66
All interest-earning assets	6.03	6.40	5.71
Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	1.31	2.37	2.00
Certificates of deposit	3.63	4.48	4.13
Federal Home Loan Bank advances, repurchase agreement and note payable	4.21	4.89	4.14
All interest-bearing liabilities	3.07	3.87	3.50
Interest Rate Spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	2.96	2.53	2.21
Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.08	2.73	2.29

	At December 31,
	2008	2007	2006
Weighted Average Interest Rates:
Loans	5.94%	6.95%	6.93%
Mortgage-backed securities	5.10	4.89	4.76
Securities – taxable	4.10	5.05	3.11
Securities – tax-exempt	5.72	5.56	5.61
Other earning assets	2.29	4.49	4.79
Total interest-earning assets	5.72	6.52	6.04
Demand deposits, money market deposit accounts, and savings	0.66	2.30	1.62
Certificates of deposit	3.28	4.31	4.43
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures	4.19	4.61	4.87
Total interest-bearing liabilities	2.67	3.70	3.67
Interest rate spread	3.05	2.82	2.37

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Nonaccrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans. The tax equivalent adjustment was $537,000, $666,000 and $442,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$2,612	$(2,166)	$446	$2,918	$247	$3,165
Mortgage-backed securities	490	108	598	(376)	132	(244)
Securities – taxable	(881)	93	(788)	(1,852)	(3)	(1,855)
Securities – tax-exempt	(608)	11	(597)	550	17	567
Other interest-earning assets	188	(295)	(107)	(367)	254	(113)

Total interest-earning assets	1,801	(2,249)	(448)	873	647	1,520

Interest Expense:
Demand deposits and savings	(29)	(1,227)	(1,256)	7	434	441
Certificates of deposits	(179)	(1,509)	(1,688)	(693)	634	(59)
FHLB advances, repurchase agreement, note payable, and subordinated debentures	1,264	(610)	654	(584)	477	(107)

Total interest-bearing liabilities	1,056	(3,346)	(2,290)	(1,270)	1,545	275

Change in net interest income	$745	$1,097	$1,842	$2,143	$(898)	$1,245

RESULTS OF OPERATIONS

2008 Compared to 2007

Net Income

The Company recorded net income of $741,000 for 2008, or $0.25 per diluted share, compared to a net income of $1.2 million, or $0.39 per diluted share, for 2007. The decrease of $443,000 was due primarily to the $2.8 million credit to the loan loss provision recorded in 2007, which was partially offset in 2008 by an increase in net interest income. The $2.8 million recovery in 2007, with an after-tax benefit of $1.8 million, represented a settlement of litigation related to the purchases of pooled leases. The following is a summary of changes in the components of net income for 2008 compared to 2007:

•

The Company produced a $2.0 million, or 20.1%, increase in net interest income that resulted from the combined benefit of a 4.3% growth in average earning assets and a 35 basis points improvement in net interest margin on a fully tax-equivalent basis.

•	A provision for loan losses of $1.3 million recorded during 2008, compared to a credit of $1.6 million for the same period of 2007, a difference of $2.9 million.

•	Other income for 2008 was $3.8 million, a $307,000, or 8.8%, improvement over the $3.5 million recorded for 2007.

•	$14.4 million in other expense for 2008 was $406,000, or 2.9%, higher than the total for 2007.

•

The income tax benefit of $781,000 for 2008 included $150,000 related to a favorable tax court ruling, and was also positively impacted by a significant amount of tax-exempt municipal securities and BOLI income. The income tax benefit of $219,000 for 2007 was related primarily to the significant amount of tax-exempt municipal securities and BOLI income, but was negatively impacted by a $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program.

For a quarterly breakdown of earnings, see Note 18 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax equivalent basis for 2008 compared to 2007. The tax equivalent adjustment was $537,000 and $666,000 for the years ended December 31, 2008 and 2007, respectively, based on a tax rate of 34%.

	(Dollars in thousands)
Years ended December 31,	2008		2007
	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$19,823	6.37%	$19,377	7.06%	$446
Other interest income	4,295	4.83	5,189	4.74	(894)

Total interest income	24,118	6.03	24,566	6.40	(448)

Interest on deposits	8,029	2.72	10,973	3.66	(2,944)
Interest on borrowings	3,759	4.21	3,105	4.89	654

Total interest expense	11,788	3.07	14,078	3.87	(2,290)

Net interest income	$12,330	—	$10,488	—	$1,842

Net interest spread	—	2.96%	—	2.53%	—
Net interest margin	—	3.08%	—	2.73%	—

The growth in net interest income, as shown in the table above, benefited from certain market conditions in 2008 that allowed the Bank to grow earning assets and also improve its net interest margin primarily through the repricing of deposit accounts in a sharply falling interest rate environment. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets. For a discussion on interest rate risk see “Interest Rate Risk.”

Tax-exempt interest for 2008 was $1.1 million compared to $1.3 million for 2007. Tax-exempt interest is primarily from bank-qualified municipal securities. Total interest income on a tax equivalent basis of $24.1 million for 2008 represented a decrease of $448,000 compared to $24.5 million for 2007. This reduction resulted primarily from the declining interest rate environment in 2008 that led to a reduced average return on earning assets, which was accompanied by an even greater reduction in the average cost of interest-bearing liabilities. Total interest expense for 2008 decreased $2.3 million compared to 2007, as the Bank took advantage of market opportunities to reprice and sharply reduce its cost of interest-bearing liabilities. For further information see “Financial Condition – Rate/Volume Analysis.”

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

We had a provision for loan losses of $1.3 million for 2008 compared to a credit of $1.6 million for 2007. The provision for 2008 reflected additional loan growth, the increase in nonperforming loans and the increasing pressure of current economic conditions on credit quality. The credit in 2007 was the result of the $2.8 million loss recovery from the settlement of the RLI litigation. This 2007 credit was offset in part by $1.1 million in provisions, which was related to the charge off of $1.0 million for three commercial lending relationships previously totaling $2.8 million.

Other Income

The $307,000 increase in total other income in 2008 as compared to 2007 resulted primarily from the following items:

•

An increase of $94,000, or 5.5%, in other fees and service charges on deposit accounts, which resulted primarily from increased fees received for checks drawn on insufficient funds, and an improved distribution rate of debit cards to checking account customers.

•

A net gain of $60,000 from the sale of municipal securities, and a $49,000 gain from the partial redemption of the Company’s equity interest in Visa realized through Visa’s recent initial public offering.

•	Only $67,000 in net losses on other real estate owned for 2008, compared to $573,000 in 2007. The total for 2007 included a $520,000 write-down of a commercial real estate construction property.

•	A $53,000, or 6.3% increase in income related to the growth in cash value of life insurance.

The change in total other income in 2008 as compared to 2007 was negatively impacted by the following items:

•

A $60,000, or 5.1%, decrease in brokerage and insurance commissions that related primarily to reduced commissions from the sales of investment products that resulted from worsening economic conditions.

•	A $57,000, or 52.8%, decline in gains on sales of loans and servicing rights from reduced mortgage banking activity due to the weaker economy’s effect on loan demand.

•

$328,000 in losses from unconsolidated subsidiaries for 2008, compared to $30,000 of income in 2007. $227,000 of the 2008 loss resulted from the sale of the title insurance company that the Bank had jointly owned with two other financial institutions.

Other Expense

The Company had a $406,000 increase in total other expense for 2008 compared to 2007, with the following major differences:

•

Additional compensation costs were incurred in 2008 related to the Company’s growth initiatives, as well as due to higher salaries related to normal annual increases; however, the total cost for salaries and benefits for 2008 was only $26,000 higher than 2007 due primarily to lower health insurance costs in 2008 and severance costs of $273,000 recorded in 2007.

•	The total of net occupancy expense and furniture and equipment expense for 2008 increased $179,000, or 10.5%, compared to 2007, primarily due to the opening of two new banking centers.

•

A $255,000, or 31.1%, reduction of legal and professional fees was due primarily to the significant decline in legal fees as a result of the third quarter 2007 settlement of the RLI litigation. Expense for 2007 included $203,000 of RLI related legal fees. 2008 also benefited from a $20,000 recovery of legal fees paid in a prior year. Additionally, there were no recruiting fees in 2008, compared to $42,000 for the same period of 2007.

•	An increase of $174,000 in other real estate owned expense resulted primarily from declining economic conditions.

•	The $188,000 increase in other expense from $1.5 million for 2007 to $1.7 million for 2008 was due primarily to:

1)	a $53,000 increase in expense for directors’ retirement benefits,

2)	the $106,000 BOLI post-retirement benefit expense recorded under new accounting rules effective January 1, 2008,

3)	a $25,000 increase in loan expense, also related primarily to declining economic conditions,

4)	a $17,000 increase in education and training resulting from expanded training efforts related to retail sales; and

5)	the expense increases above were offset in part by a $44,000 decrease in losses on debit card fraud from $51,000 in 2007 to $7,000 in 2008.

Income Tax Expense

The $562,000 increase in income tax benefit for 2008 as compared to 2007 related to higher income before income taxes in 2007 compared to 2008 that was due primarily to the $2.8 million loss recovery in 2007 that resulted from the settlement of litigation related to the purchases of pooled leases. The income tax benefit for 2008 also included a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks. The income tax benefit for 2007 was negatively impacted by a $219,000 income tax liability resulting from the restructuring of the Company’s BOLI program. We recorded an income tax benefit of $781,000 in 2008, compared to an income tax benefit of $219,000 in 2007.

•

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary. Operating income from AIMI is not subject to state income taxes under current state law, and is the primary reason for the tax asset. The valuation allowance was $637,000 at December 31, 2008.

•

The Company had a deferred federal tax asset of $2.4 million at December 31, 2008, that was composed of $1.4 million of tax benefit from a net operating loss carryforward of $4.0 million and $1.0 million in purchased tax credits. The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023. Included in the $1.0 million of tax credits available to offset future federal income tax are approximately $304,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

•

The effective tax rate was 1959.5% in 2008, which resulted from a $40,000 loss before income taxes coupled with a $781,000 income tax benefit, and (22.7)% in 2007. The primary difference in the effective tax rate and the statutory tax rates in 2008 relates to cash value of life insurance and municipal securities income. The primary difference in the effective tax rate and the statutory tax rates in 2007 also relates to cash value of life insurance and municipal securities income.

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

At December 31, 2008, we had $3.4 million in loan commitments outstanding and $35.6 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of December 31, 2008 totaled $136.4 million, or 42.0% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2009. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at either December 31, 2008 or December 31, 2007.

Our primary investing activities are the origination of loans and purchase of securities. In 2008, our loan originations totaled $103.6 million, and we also purchased $8.7 million of loans from brokers and one $1.0 million participation loan from another financial institution.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Deposit account balances increased by $9.7 million in 2008. We had FHLB advances of $79.9 million and $58.2 million at December 31, 2008 and 2007, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

See Note 16 to the “Consolidated Financial Statements” for more information relating to fair value of financial instruments.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assts and Financial Liabilities; including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on the operations of the Company.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable as issuer is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT OF INTERNAL CONTROL OVER FINANCIAL

PROCEDURES AND FINANCIAL STATEMENTS

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2008 and 2007, and the related consolidated Statements of Operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 30, 2009

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31
	2008	2007
Assets
Cash on hand and in other institutions	$3,810	$4,445
Interest-bearing demand deposits	4,639	12,727

Cash and cash equivalents	8,449	17,172
Investment securities available for sale	75,371	66,692
Loans held for sale	—	250
Loans, net of allowance for loan losses of $2,991 and $2,677	322,535	294,273
Premises and equipment	14,912	7,696
Stock in Federal Home Loan Bank	5,629	5,630
Goodwill	564	564
Cash value of life insurance	23,669	22,777
Other real estate owned	3,881	2,517
Other assets	8,492	9,220

Total assets	$463,502	$426,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$22,070	$20,429
Interest-bearing	302,336	294,317

Total deposits	324,406	314,746
Borrowings	97,735	68,513
Drafts payable	1,582	4,556
Other liabilities	6,003	5,330

Total liabilities	429,726	393,145

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,044	1,040
Retained earnings	31,979	32,857
Accumulated other comprehensive income (loss)	537	(467)
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	33,776	33,646

Total liabilities and shareholders’ equity	$463,502	$426,791

See notes to consolidated financial statements

Ameriana Bancorp

Consolidated Statements of Operations

(in thousands, except share data)

	Year Ended December 31
	2008	2007
Interest Income
Interest and fees on loans	$19,718	$19,346
Interest on mortgage-backed securities	2,260	1,662
Interest on investment securities	1,130	2,312
Other interest and dividend income	473	580

Total interest income	23,581	23,900

Interest Expense
Interest on deposits	8,029	10,973
Interest on borrowings	3,759	3,105

Total interest expense	11,788	14,078

Net Interest Income	11,793	9,822
Provision (credit) for loan losses	1,250	(1,627)

Net Interest Income After Provision (Credit) for Loan Losses	10,543	11,449

Other Income
Other fees and service charges	1,794	1,700
Brokerage and insurance commissions	1,124	1,184
Net realized and recognized gains (losses) on available-for-sale securities	103	(7)
Gains on sales of loans and servicing rights	51	108
Net losses on other real estate owned	(67)	(573)
Increase in cash value of life insurance	892	839
Other	(96)	243

Total other income	3,801	3,494

Other Expense
Salaries and employee benefits	8,473	8,447
Net occupancy expense	1,130	1,005
Furniture and equipment expense	758	704
Legal and professional fees	565	820
Data processing expense	656	620
Printing and office supplies	341	303
Marketing expense	503	483
Other real estate owned expense	280	106
Other	1,678	1,490

Total other expense	14,384	13,978

Income (Loss) Before Income Taxes	(40)	965
Income tax benefit	(781)	(219)

Net Income	$741	$1,184

Basic and Diluted Earnings Per Share	$0.25	$0.39

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2006	$3,214	$1,039	$32,152	$(1,090)	$(2,191)	$33,124
Net income			1,184			1,184
Change of $1,216 in unrealized loss on available-for-sale securities, net of income tax of $446				770		770
Change in accumulated other comprehensive income related to retirement plan				(147)		(147)

Comprehensive income						1,807
Share-based compensation		1				1
Common stock purchased					(807)	(807)
Dividends declared ($0.16 per share)			(479)			(479)

Balance at December 31, 2007	3,214	1,040	32,857	(467)	(2,998)	33,646
Net income			741			741
Change of $1,113 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $423				690		690
Change in accumulated other comprehensive income related to retirement plan				314		314

Comprehensive income						1,745
Cumulative effect of a change in accounting principle related to the post-retirement cost of split-dollar life insurance			(1,141)			(1,141)
Share-based compensation		4				4
Dividends declared ($0.16 per share)			(478)			(478)

Balance at December 31, 2008	$3,214	$1,044	$31,979	$537	$(2,998)	$33,776

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31
	2008	2007
Operating Activities
Net income	$741	$1,184
Items not requiring (providing) cash
Provision (credit) for losses on loans	1,250	(1,627)
Depreciation and amortization	710	839
Increase in cash value of life insurance	(892)	(839)
(Gain) loss on sale of investments	(103)	7
Deferred taxes	(970)	121
Mortgage loans originated for sale	(1,118)	(4,820)
Proceeds from sale of mortgage loans	1,794	4,909
Gains on sale of loans and servicing rights	(51)	(108)
Loss on sale or write-down of other real estate owned	67	573
Increase (decrease) in accrued interest payable	(794)	537
Other adjustments	1,481	(60)

Net cash (used) provided by operating activities	2,115	716

Investing Activities
Purchase of securities	(30,103)	(225)
Proceeds/principal from sale of securities	9,323	18,432
Proceeds/principal from maturity/call of securities	6,000	39,608
Principal collected on mortgage-backed securities	7,272	6,308
Net change in loans	(31,742)	(46,825)
Proceeds from sales of other real estate owned	472	733
Net purchases of premises and equipment	(7,930)	(1,029)
Redemption of Federal Home Loan Bank stock	1	16
Construction costs for other real estate owned	(566)	(79)
Other investing activities	695	200

Net cash (used) provided by investing activities	(46,578)	17,139

Financing Activities
Net change in demand and savings deposits	(8,095)	5,911
Net change in certificates of deposit	17,755	(13,599)
Increase (decrease) in drafts payable	(2,974)	2,459
Net change in short-term borrowings	(3,000)	(23,000)
Proceeds from long-term borrowings	34,500	30,000
Repayment of long-term borrowings	(2,278)	(13,170)
Purchase of common stock	—	(807)
Net change in advances by borrowers for taxes and insurance	310	(68)
Cash dividends paid	(478)	(479)

Net cash provided (used) in financing activities	35,740	(12,753)

Change in Cash and Cash Equivalents	(8,723)	5,102
Cash and Cash Equivalents at Beginning of Year	17,172	12,070

Cash and Cash Equivalents at End of Year	$8,449	$17,172

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31
	2008	2007
Supplemental information:
Interest paid on deposits	$8,869	$10,459

Interest paid on borrowings	$3,713	$3,083

Income taxes paid net of income taxes refunded	$(165)	$300

Non-cash supplemental information:
Transfer from loans to other real estate owned	$1,526	$3,151

Adoption of EITF 06-4	$1,141	—

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

Valuation Measurements: Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangibles assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2008, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and Equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2008 or 2007.

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

Reclassifications of certain amounts in the 2007 consolidated financial statements have been made to conform to the 2008 presentation. These reclassifications had no impact on net income.

Current Economic Conditions. The current economic environment presents financial institutions with unprecedented circumstances and challenges that in some cases have resulted in large declines in the fair value of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

2.	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2008 was $208,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

3.	Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
Mortgage-backed securities	$54,276	$1,127	$114	$55,289
Municipal securities	18,700	227	370	18,557
Equity securities	1,513	12	—	1,525

	$74,489	$1,366	$484	$75,371

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2007
Mortgage-backed securities	$31,522	$208	$221	$31,509
Federal agencies	5,964	47	—	6,011
Municipal securities	27,932	32	310	27,654
Equity securities	1,506	13	1	1,518

	$66,924	$300	$532	$66,692

The amortized cost and fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	6,274	6,453
Five to ten years	4,452	4,461
After ten years	7,974	7,643

	18,700	18,557
Mortgage-backed securities	54,276	55,289
Equity securities	1,513	1,525

	$74,489	$75,371

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Mortgage-backed securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by agencies of the U. S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Municipal securities: The unrealized losses on the Company’s investment in municipal securities were caused either by interest rate changes and/or reduced credit ratings of the insurers of these securities. All of the municipal securities in the Company’s investment portfolio at December 31, 2008 that were rated by Moody’s Investors Service received an investment grade credit quality rating. Six securities were not rated by Moody’s, but received an investment grade rating from Standard & Poor’s. One security was not rated by either Moody’s or Standard & Poor’s. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008.

Equity securities: The equity securities balance at December 31, 2008 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA by Standard and Poor’s.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2008 and 2007 were $18,004,000 and $39,285,000, which is approximately 23.9% and 58.9% of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007:

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,490	$93	$1,524	$21	$8,014	$114
Municipal securities	5,865	187	4,125	183	9,990	370
Equity securities	—	—	—	—	—	—

	$12,355	$280	$5,649	$204	$18,004	$484

	Less Than 12 Months		12 Months or Longer		Total
At December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$185	$1	$19,057	$220	$19,242	$221
Municipal securities	6,797	102	13,210	208	20,007	310
Equity securities	36	1	—	—	36	1

	$7,018	$104	$32,267	$428	$39,285	$532

Investment securities with a total market value of $32,339,000 and $13,160,000 were pledged at December 31, 2008 and 2007 to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,512,000 were pledged at December 31, 2008 to secure a repurchase agreement with Barclays Capital, Inc.

A gross gain of $111,000 and a gross loss of $8,000 resulting from sales of available for sale securities were realized for 2008. A gross loss of $16,000 and a gross gain of $9,000 resulting from sales of available for sale securities were realized for 2007. Net tax expense of $35,000 and a net tax benefit of $2,000 were recorded on sales for 2008 and 2007, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4.	Loans

	December 31
	2008	2007
Residential mortgage loans	$160,553	$139,980
Commercial mortgage loans	98,173	83,282
Construction mortgage loans	39,281	48,880
Municipal loans	2,218	2,945
Consumer loans	4,424	4,959
Commercial loans	21,215	18,665

	325,864	298,711

Deduct
Undisbursed loan proceeds	386	1,892
Deferred loan expenses, net	(48)	(131)
Allowance for loan losses	2,991	2,677

	3,329	4,438

	$322,535	$294,273

Loans being serviced by the Company for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $124,873,000 and $134,018,000 as of December 31, 2008 and 2007, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2008 and 2007 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. At December 31, 2008 the fair value of mortgage servicing rights was approximately $966,000. No valuation allowance was necessary at December 31, 2008 and 2007.

	Year Ended December 31
	2008	2007
Mortgage servicing rights
Balance at beginning of year	$865	$967
Servicing rights capitalized	16	39
Amortization of servicing rights	(138)	(141)

Balance at end of year	$743	$865

At December 31, 2008 and 2007, the Company had outstanding commitments to originate loans of approximately $3,436,000 and $9,588,000. The outstanding commitments for 2008 were primarily for one-to-four family mortgage loans, and the outstanding commitments for 2007 were primarily for commercial real estate loans. In addition, the Company had $35,640,000 and $37,943,000 of conditional commitments for lines of credit receivables at December 31, 2008 and 2007. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $9,599,000 and $5,433,000 of letters of credit outstanding at December 31, 2008 and 2007. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business. An analysis of the 2008 activity of these loans is as follows:

2008
Balance at beginning of year	$5,758
New loans	169
Repayments	(97)

Balance at end of year	$5,830

At December 31, 2008 unfunded commitment amounts related to the outstanding loan balances shown above totaled $326,000.

5.	Allowance for Loan Losses

	Year Ended December 31
	2008	2007
Balance at beginning of year	$2,677	$2,616
Provision (credit) for losses	1,250	(1,627)
Charge-offs	(1,051)	(1,113)
Recoveries	115	2,801

Net recoveries (charge-offs)	(936)	1,688

Balance at end of year	$2,991	$2,677

At December 31, 2008 and 2007, impaired loans totaled $9,175,000 and $3,886,000 with an allocation of the allowance for loan losses of $1,024,000 and $142,000.

Interest income of $70,000 and $62,000 was recognized on average impaired loans of $3,802,000 and $3,528,000 for 2008 and 2007, respectively.

Cash basis interest on impaired loans included above was $70,000 and $62,000 for 2008 and 2007, respectively.

At December 31, 2008 there was one loan for $1,000 that was accruing and delinquent more than 90 days, and at December 31, 2007 there were no accruing loans delinquent 90 days or more. Non-accruing loans at December 31, 2008 and 2007 were $6,218,000 and $2,638,000, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

6.	Premises and Equipment

	December 31
	2008	2007
Land	$4,254	$1,477
Land improvements	579	530
Office buildings	11,981	8,043
Furniture and equipment	6,129	5,039
Automobiles	121	98

	23,064	15,187
Less accumulated depreciation	8,152	7,491

	$14,912	$7,696

7.	Deposits

	December 31
	2008	2007
Demand	$110,118	$118,712
Savings	21,884	21,385
Certificates of $100,000 or more	64,492	42,470
Other certificates	127,912	132,179

	$324,406	$314,746

The Company held no brokered certificates at December 31, 2008 and 2007.

Certificates maturing in years ending after December 31, 2008:

2009	$136,381
2010	36,847
2011	7,372
2012	9,994
2013	812
Thereafter	998

$192,404

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

8.	Borrowings

Borrowings at December 31, 2008 and 2007 include Federal Home Loan Bank advances totaling $79,925,000 and $58,203,000 with a weighted-average rate of 4.05% and 4.29%. The advances are secured by a combination of first mortgage loans, investment securities and overnight deposits. At December 31, 2008, the pledged mortgage loans totaled $144,913,000, and the pledged investment securities had a market value of $32,339,000.

Some advances are subject to restrictions or penalties in the event of prepayment. In addition, $24,000,000 of the advances outstanding at December 31, 2008 contained options with dates ranging from August 24, 2010 to March 10, 2014, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.

Borrowings at December 31, 2008 and 2007 also include subordinated debentures in the amount of $10,310,000 at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering, or March 15, 2011. After the first five years, the securities will bear a rate equal to 150 basis points over the three-month LIBOR. At December 31, 2008, the average interest rate was 5.10%. These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2008 also include a repurchase agreement with Barclays Capital, Inc., in the amount of $7,500,000 with a rate of 4.42%. The repurchase agreement has embedded interest rate caps with a four-year term ending on September 22, 2012 that have a total notional value of $15,000,000. The interest rate caps will provide a reduction of the interest rate during any quarter if three-month LIBOR exceeds 3.81% on the quarterly determination date. These embedded interest rate caps are considered to be clearly and closely related to the host instrument. The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015, and provides Barclays Capital, Inc. with an early termination right on the four-year anniversary date of September 22, 2012. At December 31, 2008, pledged investment securities for this repurchase agreement had a market value of $9,512,000. In 2008, the Company had one repurchase agreement in the amount of $7,500,000 in place for part of the year, resulting in an average balance for 2008 of $2,070,000. In 2007, the Company did not have any repurchase agreements.

Aggregate annual maturities of borrowings at December 31, 2008 are:

Maturities in years ending December 31
2009	$28,550
2010	20,375
2011	6,000
2012	—
2013	5,000
Thereafter	37,810

$97,735

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

9.	Income Taxes

The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	December 31
	2008	2007
Deferred tax assets:
Deferred compensation	$839	$850
General loan loss reserves	1,385	1,070
Net unrealized loss on securities available for sale	—	78
Reserve for uncollected interest	—	154
State and federal net operating loss carryfoward and tax credits carryfoward	3,602	2,876
Benefit plans	—	118
Other real estate owned	376	—
Other	67	84

	6,269	5,230

Deferred tax liabilities:
FHLB stock dividends	(313)	(311)
Tax bad debt reserves	—	(23)
Deferred loan fees	(334)	(316)
Net unrealized gain on securities available for sale	(345)	—
Mortgage servicing rights	(307)	(354)
Deferred state tax	(214)	(148)
Depreciation	(215)	(209)
Prepaid expenses	(197)	(145)
Goodwill	(112)	(93)

	(2,037)	(1,599)

Net deferred tax asset before valuation allowance	4,232	3,631

Valuation allowance
Beginning balance	(336)	(386)
Change during the period	(301)	50

Ending balance	(637)	(336)

Net deferred tax asset	$3,595	$3,295

As of December 31, 2008, the Company had approximately $16,285,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2008, the Company had approximately $4,008,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2008, the Company had approximately $1,040,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2026. The tax credits begin to expire in 2023. Included in the $1,040,000 of tax credits available to offset future federal income tax are approximately $304,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

Retained earnings at December 31, 2008, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31
	2008	2007
Statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	—	(1.3)
Tax credits	3.7	(2.7)
Cash value of life insurance	797.3	(6.9)
Tax exempt interest - municipal securities and municipal loans	881.3	(46.4)
Other	243.2	0.6

Effective tax rate	1959.5%	(22.7)%

The provision (credit) for income taxes consists of the following:

	Year Ended December 31
	2008	2007
Federal
Current	$189	$(319)
Deferred	(970)	119

	$(781)	$(200)

State
Current	—	(21)
Deferred	—	2

	—	(19)

Tax benefit	$(781)	$(219)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2005.

10.	Employee Benefits

Multi-Employer Defined Benefit Pension Plan and 401(k) Plan. The Company is a participating employer in a multi-employer defined benefit pension plan and a 401(k) plan. The plans cover substantially all full-time employees of the Company. The Company matches employees’ contributions to the 401(k) plan at the rate of 100% for the first 4% of base salary contributed by participants. Since the defined benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. The Company froze the defined benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company will continue to make contributions to meet required funding obligations.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Pension expense for the plans totaled $295,000 and $246,000 in 2008 and 2007, respectively.

Split-dollar life insurance agreements. In September 2006, the Emerging Issues Task Force Issue 06–4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split–Dollar Life Insurance Arrangements, was ratified. EITF 06-4 addresses accounting for separate agreements which split life insurance policy benefits between an employer and employee. The Issue requires the employer to recognize a liability for future benefits payable to the employee under these agreements. The effects of applying EITF 06-4 must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods. For calendar year companies, EITF 06-4 was effective beginning January 1, 2008. Early adoption was permitted as of January 1, 2007. Upon the adoption of EITF 06-4 on January 1, 2008, the Company recorded a cumulative effect of a change in accounting principle of $1,141,000.

Supplemental Executive Retirement Plan. Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors. At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan. Instead, the Company entered into separate agreements with these certain officers and directors that provide retirement and death benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at December 31, 2008 was $1,733,000. The expense for the plan was $169,000 for 2008.

Supplemental Retirement Plan. This plan that provided retirement and death benefits to certain officers and directors, as stated in the prior paragraph was terminated effective January 1, 2008. The net impact from the termination of the Plan and entering into separate agreements with these officers and directors was immaterial to the financial statements for the year ended December 31, 2008.

The Company had used a December 31 measurement date for the plan. Information about the plans’ funded status and pension cost follows:

2007
Change in benefit obligation
Beginning of year	$2,035
Service	33
Interest Cost	117
Actuarial gain
Benefits paid	(111)

End of year	$2,074

Funded status at end of year	$(2,074)

Amounts recognized in the balance sheets

2007
Liabilities	$2,074

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

2007
Net loss, net of tax of $102 for 2007	$208
Prior service cost, net of tax of $52 for 2007	105

Total	$313

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

2007
Components of net periodic benefit cost
Service cost	$33
Interest cost	117
Amortization of prior service cost	60
Amortization of net loss	11

Net periodic benefit cost	$221

Other changes in benefit obligations recognized in other comprehensive income:

2007
Net loss arising during the period, net of tax benefit of $96	$(189)
Amortization of prior service cost , net of tax benefit of $24	36
Amortization of net loss, net of tax benefit of $5	6

Total recognized in other comprehensive income, net of tax benefit	$(147)

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

At December 31, 2007, the estimated net loss, prior service cost and transition obligation for the defined benefit pension plans that was projected to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2008 were $61,000, $11,000 and $0 respectively.

Significant assumptions include:

2007
Weighted-average assumptions used to determine benefit obligation
Discount rate	6.0%
Rate of compensation increase	N/A

Weighted-average assumptions used to determine benefit cost
Discount rate	6.0%
Expected return on plan assets	N/A
Rate of compensation increase	N/A

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

Under the 1996 Stock Option and Incentive Plan (“1996 Plan”) and the 2006 Long-Term Incentive Plan (“2006 Plan”), the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans. The 1996 Plan and the 2006 Plan require that options be granted at the fair market value of the stock on the date of the grant. Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans. The period for exercising options shall not exceed ten years from the date of grant. The plans also permit grants of stock appreciation rights. An amendment of the 1996 Plan extended the plan’s term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares. The 2006 Plan permits the granting of up to 225,000 shares. The 1996 Plan and 2006 Plan were approved by the stockholders of the Company.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical volatility of the Company’s stock and other factors. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The estimated fair value of the stock options during 2008 and 2007 were calculated using a Black-Scholes options pricing model. The following summarizes the assumptions used in the Black-Scholes model:

	2008	2007
Expected volatility	39.5%	37.8%
Weighted-average volatility	39.5%	37.8%
Expected dividends	1.73%	1.23%
Expected term (in years)	8.0	8.0
Risk-free rate	3.15%	4.73%

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2008, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	206,282	$14.27
Granted	2,000	9.25
Exercised	—	—
Forfeited	(8,800)	17.05

Outstanding, end of year	199,482	$14.10	5.94	$-0-

Exercisable, end of year	196,882	$14.14	5.90	$-0-

The weighted-average grant-date fair value of options granted during the years 2008 and 2007 was $3.68 and $5.79, respectively. There were no options exercised during the years ended December 31, 2008 and 2007.

As of December 31, 2008, there was $11,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

During 2008, the Company recognized $4,000 of share-based compensation expense.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

12.	Earnings Per Share

	2008			2007
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share
Income available to common shareholders	$741	2,988,952	$0.25	$1,184	2,999,554	$0.39

Effect of Dilutive Stock Options	—			—

Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$741	2,988,952	$0.25	$1,184	2,999,554	$0.39

Options to purchase 199,482 and 206,282 shares of common stock at exercise prices of $9.25 to $15.56 and $12.43 to $17.05 per share were outstanding at December 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13.	Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2008	2007
Unrealized gains on securities available for sale	$1,010	$1,209
Less: reclassification adjustment for gains (losses) realized in net income	103	(7)

Net unrealized gains	1,113	1,216
Change related to retirement plan	467	(272)

Other comprehensive income, before tax effect	1,580	944
Tax expense	576	321

Other comprehensive income	$1,004	$623

14.	Accumulated other comprehensive loss

	2008	2007
Net unrealized gain (loss) on available-for-sale securities, net of income tax (benefit) of $345 and $(79) for 2008 and 2007, respectively	$537	$(154)
Pension liability not yet recognized in net periodic cost, net of income tax benefit of $157 for 2007.	—	(313)

	$537	$(467)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2008 and 2007, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2008, that management believes have changed this classification.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2008
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	10.00%	$32,638	8.00%	$26,110	12.78%	$41,715
Tier 1 capital (to risk-weighted assets)	6.00	19,583	4.00	13,055	11.82	38,592
Core capital (to adjusted total assets)	5.00	23,131	3.00	13,879	8.34	38,592

	December 31, 2007
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	10.00%	$30,800	8.00%	$24,667	13.76%	$42,388
Tier 1 capital (to risk-weighted assets)	6.00	18,480	4.00	12,334	12.85	39,569
Core capital (to adjusted total assets)	5.00	20,896	3.00	12,538	9.47	39,569

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

16. Fair Value of Financial Instruments

DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$75,371,000	$1,525,000	$73,846,000	$—

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During 2008, sixteen impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $8.2 million as of December 31, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,151,000	$—	$—	$8,151,000

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

The following table presents the estimates of fair value of financial instruments:

	December 31
	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$8,449	$8,449	$17,172	$17,172
Investment securities available for sale	75,371	75,371	66,692	66,692
Loans held for sale	—	—	250	250
Loans	322,535	326,393	294,273	297,267
Interest receivable	1,717	1,717	2,044	2,044
Stock in FHLB	5,629	5,629	5,630	5,630

Liabilities
Deposits	324,406	327,978	314,746	315,098
Borrowings	97,735	95,762	68,513	66,971
Interest payable	780	780	1,573	1,573
Drafts payable	1,582	1,582	4,556	4,556

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31
	2008	2007
Balance Sheets
Assets
Cash	$276	$358
Investment in Bank	41,933	42,050
Investments in affiliates	524	616
Other assets	1,561	1,107

	$44,294	$44,131

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	208	175
Shareholders’ equity	33,776	33,646

	$44,294	$44,131

	Year Ended December 31
	2008	2007
Statements of Operations
Dividends from Bank	$1,600	$1,000
Interest income	18	21

	1,618	1,021
Operating expense	1,254	1,297

Income (loss) before income tax benefit and equity in undistributed income of Bank	364	(276)
Income tax benefit	453	471

	817	195
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	(76)	989

Net Income (Loss)	$741	$1,184

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31
	2008	2007
Statements of Cash Flows
Operating Activities
Net income	$741	$1,184
Items not requiring (providing) cash
Equity in undistributed income of subsidiaries and affiliates	76	(989)
Other adjustments	(421)	(478)

Net cash provided by (used in) operating activities	396	(283)

Financing Activities
Purchase of common stock	—	(807)
Cash dividends paid	(478)	(479)

Net cash used in financing activities	(478)	(1,286)

Change in cash	(82)	(1,569)
Cash at beginning of year	358	1,927

Cash at end of year	$276	$358

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

18. Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total interest income	$5,935	$5,859	$5,848	$5,939
Total interest expense	3,210	2,846	2,841	2,891
Net interest income	2,725	3,013	3,007	3,048
Provision for loan losses	371	221	205	453
Net income (loss)	383	383	393	(418)
Securities gains (losses)	49	60	(6)	—
Basic earnings (loss) per share	0.13	0.13	0.13	(0.14)
Diluted earnings (loss) per share	0.13	0.13	0.13	(0.14)
Dividends declared per share	0.04	0.04	0.04	0.04
Stock price range
High	10.00	9.50	10.00	8.00
Low	7.50	8.51	6.84	4.05
2007
Total interest income	$5,890	$6,023	$5,941	$6,046
Total interest expense	3,557	3,558	3,514	3,449
Net interest income	2,333	2,465	2,427	2,597
Provision (credit) for loan losses	90	90	(1,927)	120
Net income (loss)	(24)	(23)	1,390	(159)
Basic earnings (loss) per share	(0.01)	(0.01)	0.47	(0.06)
Diluted earnings (loss) per share	(0.01)	(0.01)	0.47	(0.06)
Dividends declared per share	0.04	0.04	0.04	0.04
Stock price range
High	13.25	11.60	11.10	9.40
Low	11.35	9.82	8.80	7.01

Significant activity in the fourth quarter of 2008

The two primary contributing factors to the net loss for the quarter were a larger provision for loan losses related to management’s continuing evaluation regarding the adequacy of the allowance for loan losses considering the current economic environment, and a $227,000 loss from the disposition of our ownership interest in Indiana Title Insurance Company.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

19. Current and Future Accounting Matters

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

On October 10, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have any significant impact on consolidated statements of financial position, consolidated statement of operations, or disclosures.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). This Statement replaces SFAS 141 “Business Combinations” (“Statement 141”). SFAS 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (called the “purchase” method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This is broader than in Statement 141 which applied only to business combinations in which control was obtained by transferring consideration. This Statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and it requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the “negative goodwill” amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. An entity may not apply it before that date.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

During December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent’s equity. Before the Statement was issued these so-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented in the consolidated statement of income. This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

During March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands the disclosure requirement of SFAS 133 No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instrument and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivative, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. Management does not anticipate that this Statement will have a material impact on the Corporation’s consolidated financial condition or results of operations.

During May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Adoption of SFAS 162 will not be a change in the Corporation’s current accounting practices; therefore, it will not have a material impact on the Corporation’s consolidated financial condition or results of operations.

During June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting. Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earning per share data. Early adoption is not permitted. It is not expected that the adoption of FSP EITF 03-6-1 will have a material effect on consolidated results of operations or earnings per share.

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

21. Risks and Uncertainties

The Company’s allowance for loan losses contains certain assumptions on the value of collateral dependent loans as well as certain economic and industry conditions which may be subject to change within the next year. These changes could have an adverse impact on the allowance for loan loss in the near term.

22. Subsequent Event

In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund (DIF). The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15 percent from five to seven years. The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, beginning on April 1, 2009, the Company expects the FDIC premium assessed to the Company to increase.

The Board of the FDIC also adopted an interim rule imposing a 20 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009. The interim rule would also allow the assessment of additional special assessments of up to 10 basis points after June 30, 2009 as deemed necessary. Comments on the interim rule are due within 30 days of publication in the Federal Register.

While the Company has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On December 15, 2008 and December 18, 2008, the Bank entered into Salary Continuation Agreements (the “Salary Continuation Agreements”) with Messrs. Gassen and Clark, respectively. The Salary Continuation Agreements provide the executives with additional compensation at retirement or upon termination of employment by reason of death or disability. Under the Salary Continuation Agreements, upon separation from service after attaining age 65, the executive becomes entitled to an annual benefit payable in equal monthly installments for a period of 15 years equal to $43,000 for Mr. Gassen and $36,000 for Mr. Clark. If the executive terminates before reaching age 65 (for reasons other than for cause, change in control, death or disability) he will receive a reduced benefit, in which he will have a greater vested interest in each succeeding year. Benefits are paid over 180 months commencing at age 65. Under each Salary Continuation Agreement, the executive forfeits entitlement to all benefits under the Salary Continuation Agreement if his employment with the Bank is terminated for cause as specified in the Salary Continuation Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1. Business – Executive Officers” in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page of this Form 10-K and the section titled “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters - Director Compensation” and “Executive Compensation” in the Proxy Statement.

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2008. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	199,482	$14.10	221,000

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	199,482	$14.10	221,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2008

Consolidated Statements of Shareholders’ Equity for Each of the Two Years in the Period Ended December 31, 2008

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request

10.1*	Employment Agreement, dated January 1, 2008, between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008)

10.2*	Employment Agreement, dated January 1, 2008, between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008)

10.3*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.4*	Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.5*	Change in Control Severance Agreement dated March 6, 2006, by and between Ameriana Bank and Trust and Matthew Branstetter (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the SEC on May 12, 2006)

10.6*	Employment Agreement, effective January 1, 2008, between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008)

10.7*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008)

10.8*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2008)

10.9*	Ameriana Bank, SB, Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen

10.10*	Ameriana Bank, SB, Salary Continuation Agreement dated December 18, 2008 between Ameriana Bank, SB and Timothy G. Clark

10.11*	Ameriana Bank, SB, Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent

10.12*

Mr. Drackett’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Charles M. Drackett, Jr.; (ii) the date of execution, which is December 30, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $21,000.

10.13*

Mr. Danielson’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporate herein by reference except as to: (i) the name of the Executive, which is Donald C. Danielson; (ii) the date of execution, which is November 17, 2008; (iii) the normal retirement age under Section 1.10, which is age 87; and (iv) the annual benefit amount in Section 2.1.1, which is $20,000.

10.14*	Ameriana Bank, SB, Supplemental Retirement Plan, dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke

10.15*

Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.14, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.16*	Ameriana Bank, SB, Supplemental Retirement Plan, dated December 30, 2008 between Ameriana Bank, SB and Richard Hennessey

10.17*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated May 6, 1999, as amended, between Ameriana Bank, SB and Timothy G. Clark

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 27, 2009	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 27, 2009
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 27, 2009
John J. Letter
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Donald C. Danielson	March 27, 2009
Donald C. Danielson
Director

By:	/s/ Charles M. Drackett, Jr.	March 27, 2009
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 27, 2009
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 27, 2009
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 27, 2009
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 27, 2009
Ronald R. Pritzke
Director