Form 10-Q
period 2009-03-31
AMERIANA BANCORP
filed 2009-05-15
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 15, 2009, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Cash on hand and in other institutions	$3,858	$3,810
Interest-bearing demand deposits	30,016	4,639

Cash and cash equivalents	33,874	8,449
Investment securities available for sale	65,878	75,371
Loans held for sale	478	—
Loans, net of allowance for loan losses of $3,225 and $2,991	335,775	322,535
Premises and equipment	15,185	14,912
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	564	564
Cash value of life insurance	23,882	23,669
Other real estate owned	6,352	3,881
Other assets	8,663	8,492

Total assets	$496,280	$463,502

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$24,057	$22,070
Interest-bearing	334,526	302,336

Total deposits	358,583	324,406
Borrowings	94,235	97,735
Drafts payable	2,315	1,582
Other liabilities	7,363	6,003

Total liabilities	462,496	429,726

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952
Additional paid-in capital	1,047	1,044
Retained earnings	31,747	31,979
Accumulated other comprehensive income	774	537
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	33,784	33,776

Total liabilities and shareholders’ equity	$496,280	$463,502

See notes to consolidated condensed financial statements.

(1)

Ameriana Bancorp

Consolidated Condensed Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest Income
Interest and fees on loans	$4,884	$4,961
Interest on mortgage-backed securities	671	458
Interest on investment securities	183	354
Other interest and dividend income	85	162

Total interest income	5,823	5,935

Interest Expense
Interest on deposits	1,773	2,360
Interest on borrowings	1,009	850

Total interest expense	2,782	3,210

Net Interest Income	3,041	2,725
Provision for loan losses	338	371

Net Interest Income After Provision for Loan Losses	2,703	2,354

Other Income
Other fees and service charges	417	410
Brokerage and insurance commissions	337	403
Net realized and recognized gains on available-for-sale investment securities	107	49
Gains on sales of loans and servicing rights	14	27
Net (losses) gains on other real estate owned	(321)	2
Increase in cash value of life insurance	213	210
Other	11	40

Total other income	778	1,141

Other Expense
Salaries and employee benefits	2,148	2,134
Net occupancy expense	374	260
Furniture and equipment expense	217	183
Legal and professional fees	180	129
Data processing expense	177	131
Printing and office supplies	89	57
Marketing expense	171	92
Other real estate owned expense	63	27
Other	436	379

Total other expense	3,855	3,392

Income (Loss) Before Income Taxes	(374)	103
Income tax benefit	261	280

Net Income (Loss)	$(113)	$383

Basic Earnings (Loss) Per Share	$(0.04)	$0.13

Diluted Earnings (Loss) Per Share	$(0.04)	$0.13

Dividends Declared Per Share	$0.04	$0.04

See notes to consolidated condensed financial statements

(2)

Ameriana Bancorp

Consolidated Condensed Statements of Shareholders’ Equity

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$3,214	$1,044	$31,979	$537	$(2,998)	$33,776
Net loss	—	—	(113)	—	—	(113)
Increase of $392 in unrealized gain on available-for-sale securities, net of income tax	—	—	—	237	—	237

Comprehensive income						124
Share-based compensation	—	3	—	—	—	3
Dividends declared ($0.04 per share)	—	—	(119)	—	—	(119)

Balance at March 31, 2009	$3,214	$1,047	$31,747	$774	$(2,998)	$33,784

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income (loss)	$(113)	$383
Items not requiring (providing) cash
Provision for losses on loans	338	371
Depreciation and amortization	237	161
Increase in cash value of life insurance	(213)	(210)
Gain from sale of available-for-sale securities	(107)	(49)
Mortgage loans originated for sale	(1,198)	(463)
Proceeds from sale of mortgage loans	727	441
Gains on sale of loans and servicing rights	(14)	(27)
Loss on sale or write-down of other real estate owned	322	45
Increase in accrued interest payable	778	233
Other adjustments	28	177

Net cash provided by operating activities	785	1,062

Investing Activities
Purchase of securities	—	(14,970)
Proceeds/principal from the sale of securities	7,225	—
Proceeds/principal from maturities/calls of securities	—	1,000
Principal collected on mortgage-backed securities	2,765	1,527
Net change in loans	(16,543)	(1,656)
Proceeds from sales of other real estate owned	172	71
Net purchases and construction of premises and equipment	(508)	(3,669)
Construction cost for other real estate owned	—	(305)
Other investing activities	11	19

Net cash used in investing activities	(6,878)	(17,983)

Financing Activities
Net change in demand and savings deposits	33,554	4,779
Net change in certificates of deposit	623	2,877
Increase (decrease) in drafts payable	733	(3,498)
Net change in short-term borrowings	—	(3,000)
Proceeds from long-term borrowings	—	17,000
Repayment of long-term borrowings	(3,500)	(1,278)
Net change in advances by borrowers for taxes and insurance	227	261
Cash dividends paid	(119)	(120)

Net cash provided by financing activities	31,518	17,021

Change in Cash and Cash Equivalents	25,425	100
Cash and Cash Equivalents at Beginning of Year	8,449	17,172

Cash and Cash Equivalents at End of Quarter	$33,874	$17,272

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Supplemental information:
Interest paid on deposits	$990	$2,148
Interest paid on borrowings	$1,015	$829
Income taxes paid net of income taxes refunded	$—	$(265)
Non-cash supplemental information:
Transfers from loans to other real estate owned	$2,965	$—

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the period are not necessarily indicative of the results to be expected in the full year. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B — SHAREHOLDERS’ EQUITY

On February 23, 2009, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $119,000, was accrued for payment to shareholders of record on March 13, 2009, and was paid on April 3, 2009.

No stock options were exercised during the first quarter of 2009.

NOTE C — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed as follows:

	(In thousands, except share data) Three Months Ended March 31,
	2009			2008
	Loss	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic (Loss) Earnings Per Share: (Loss) income available to common shareholders	$(113)	2,988,952	$(0.04)	$383	2,988,952	$0.13

Effect of dilutive stock options	—	—		—	—

Diluted (Loss) Earnings Per Share: (Loss) income available to common shareholders and assumed conversions	$(113)	2,988,952	$(0.04)	$383	2,988,952	$0.13

Options to purchase 199,482 and 208,282 shares of common stock at exercise prices of $9.25 to $15.56 and $9.25 to $17.05 per share were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(6)

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at March 31, 2009, and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2009
Mortgage-backed securities	$51,496	$1,568	$16	$53,048
Municipal securities	11,579	73	379	11,273
Mutual funds	1,529	28	—	1,557

	$64,604	$1,669	$395	$65,878

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
Mortgage-backed securities	$54,276	$1,127	$114	$55,289
Municipal securities	18,700	227	370	18,557
Mutual funds	1,513	12	—	1,525

	$74,489	$1,366	$484	$75,371

At March 31, 2009, the Company’s unrealized losses related to municipal securities were attributable primarily to the difference between the Company’s book yields and current market yields. The Company has the intent and ability to hold these municipals until a recovery of fair value, which may be maturity.

NOTE E — CURRENT AND FUTURE ACCOUNTING MATTERS

Business Combinations

Financial Accounting Standards Board Statement No. 141 Revised (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting. Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.” SFAS 141R was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Noncontrolling Interest in Consolidated Financial Statements

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the

(7)

deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Disclosures About Derivative Instruments and Hedging Activities

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies

Financial Accounting Standards Board Staff Position (FSP) FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” amends and clarifies FAS 141(R), Business Combinations, regarding the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP eliminates the distinction between contractual and noncontractual contingencies discussed in FAS 141(R), specifies whether contingencies should be measured at fair value or in accordance with FAS 5, provides application guidance on subsequent accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and establishes new disclosure requirements. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of the FSP on the Company.

Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

Financial Accounting Standards Board Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued on April 9, 2009. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company is currently evaluating the potential impact of the FSP on the Company.

(8)

Recognition and Presentation of Other-Than-Temporary Impairments

Financial Accounting Standards Board Staff Position (FSP) No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” was issued on April 9, 2009. This FSP amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APG 28-1 are adopted concurrently. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The Company is currently evaluating the potential impact of the FSP on the Company.

Interim Disclosures about Fair Value of Financial Instruments

Financial Accounting Standards Board Staff Position (FSP) No. 107-1 and APG 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued on April 9, 2009. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently. The Company is currently evaluating the potential impact of the FSP on the Company.

Accounting for Defensive Intangible Assets

Emerging Issues Task Force (EITF) No. 08-07, “Accounting for Defensive Intangible Assets” was issued on September 9, 2008. Prior to the issuance of FAS 157, when an entity acquired a business or group of assets, it typically allocated little or no value to the intangible assets that it did not intend to actively use. Defensive assets are those assets not actively used after being acquired, but contribute to an increase in value of other assets owned by the acquiring entity. This document addresses whether an acquired defensive asset should be accounted for as a separate unit of accounting or whether the value should be added as a component of an existing intangible asset. Additionally, determination of a useful life for a defensive asset is addressed. The Company is currently evaluating the potential impact of this standard on the Company.

Equity Method Investment Accounting Considerations

Emerging Issues Task Force (EITF) No. 08-06, “Equity Method Investment Accounting Considerations” was issued on September 2, 2008. This issue addresses several questions related to equity method investments including: (1) how the initial carrying value of an equity method investment should be determined; (2) how the difference between the investor’s carrying value, as determined in Issue 1, and the underlying equity of the investee should be allocated to the underlying assets and liabilities of the investee; (3) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (4) how an equity method investee’s issuance of shares should be accounted for; and (5) how to account for a change in an investment from the equity method to the cost method. The Company is currently evaluating the potential impact of this standard on the Company.

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

Emerging Issues Task Force (EITF) No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” was issued on September 9, 2007. This document addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FAS 133. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of FAS 133 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). The Company is currently evaluating the potential impact of this standard on the Company.

(9)

NOTE F — RETIREMENT PLAN

Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors. At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan. Instead, the Company entered into separate agreements with these certain officers and directors that provide retirement and death benefits. The Company is recording an expense equal to the projected present value of the payments due at the full eligibility date. The liability for the agreements was $1.8 million at March 31, 2009, and $1.7 million at December 31, 2008. The expense for the plan was $54,000 for the quarter ended March 31, 2009, and $169,000 for the year ended December 31, 2008.

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

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The securities valued in Level 1 are mutual funds. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and are classified within Level 2 of the valuation hierarchy. Level 2 securities include U.S. Government Agency notes and mortgage-backed securities, and municipal bonds. There currently are no securities valued in Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities:
At March 31, 2009	$65,878,000	$1,557,000	$64,321,000	$—
At December 31, 2008	$75,371,000	$1,525,000	$73,846,000	$—

(10)

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed. During the first three months of 2009, twenty-four impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $7.3 million as of March 31, 2009. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008:

	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2009:
Impaired loans	$7,292,000	$—	$—	$7,292,000
Other real estate owned	6,352,000	—	—	6,352,000

At December 31, 2008:
Impaired loans	$8,151,000	$—	$—	$8,151,000
Other real estate owned	3,881,000	—	—	3,881,000

NOTE H — SUBSEQUENT EVENT

In February 2009, the Board of Directors of the Federal Deposit Insurance Corporation (the “FDIC”) voted to amend the restoration plan for the Deposit Insurance Fund (the “DIF”). The amended restoration plan extended the period of time to raise the DIF reserve ratio to 1.15% from five to seven years. The amended restoration plan also includes a final rule that sets assessment rates. Under this final rule, effective April 1, 2009, the Company expects the FDIC premium assessed to the Company to increase.

The Board of the FDIC also adopted an interim rule imposing a 20 basis point special assessment on insured institutions as of June 30, 2009 which will be payable on September 30, 2009. The interim rule would also allow the assessment of additional special assessments of up to 10 basis points after June 30, 2009 as the FDIC deems necessary.

(11)

While the Company has not fully evaluated the impact the increased assessment rates and the pending special assessment will have on the 2009 financial results, it is anticipated the impact will be material to the 2009 results of operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a reader of our financial statements with a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. We believe it is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other reports on Forms 10-Q and 8-K and other publicly available information.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended. The Company became the holding company for Ameriana Bank, SB, an Indiana chartered savings bank headquartered in New Castle, Indiana (the “Bank”) in 1990. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.” On July 31, 2006, the Bank closed its Trust Department and adopted its present name on September 12, 2006. As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through eleven branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, and New Palestine, Indiana and a loan production office in Carmel, Indiana. The Bank offers a wide range of retail and commercial banking services, including: (i) accepting deposits; (ii) originating commercial, mortgage, consumer and construction loans; and (iii) through its subsidiaries, providing investment and brokerage services and insurance services.

(12)

The Bank has three wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS offers insurance products through its ownership of an interest in Family Financial Life Insurance Company, New Orleans, Louisiana, which offers a full line of credit-related insurance products. In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offered title insurance. On December 31, 2008, the Company along with joint-venture partners First Merchants Corporation and Mutual First Financial, sold the assets of ITIC to IN Title Company, a newly formed company by current ITIC executives. AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public. AIMI manages the Company’s investment portfolio.

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds along with borrowed funds primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, and, to a lesser extent, commercial and industrial loans, small business lending, home improvement loans, and consumer loans. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms ranging from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is FHLB advances. Through our subsidiaries, we engage in insurance and brokerage activities.

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

Executive Overview of the First Quarter of 2009

The Company recorded a net loss of $113,000, or $(0.04) per share, for the first quarter of 2009, which resulted primarily from write-downs of other real estate owned (“OREO”). The largest of the write-downs was $223,000, which related to a credit with problems that preceded the current recession, as it has been a non-performing asset for several years. This first quarter 2009 write-down was based on an offer to purchase the property that was received by the Bank in early April 2009. Highlights for the quarter include the following:

•	The Company maintained its quarterly dividend of $0.04 per share.

•	The Company’s tangible common equity ratio at March 31, 2009, was 6.70%.

•	The Bank’s total risk-based capital ratio at March 31, 2009, of 12.03% was well above the 10.00% level required under regulatory guidelines to be considered “well capitalized.”

•

The Company declined to participate in the United States Treasury Department’s Troubled Asset Relief Program, even though the Treasury approved the purchase of up to $9.8 million of the Company’s senior preferred stock.

•	Net interest income for the first quarter of 2009 was $316,000, or 11.6%, higher than the same quarter in 2008, primarily from the growth of the Bank’s loan portfolio.

(13)

•	Net interest margin of 2.99%, on a fully tax-equivalent basis for the first quarter of 2009, was 2 basis points higher than 2.97% for the first quarter of 2008.

•	The provision for loan losses for the first quarter of 2009 was $338,000, which was relatively consistent with provisions for the four prior quarters that fell in a range of $205,000 to $453,000.

•

Other income for the first quarter of 2009 was $363,000, or 31.8%, lower than the total for the same quarter of 2008, of which $323,000 related to higher losses on OREO and $66,000 came from a decrease in brokerage and insurance commissions related primarily to economic conditions. Other income benefited from a $58,000 increase in gains on sales of securities.

•

Other expense for the first quarter of 2009 was $463,000, or 13.6%, higher than the same quarter of 2008, and resulted primarily from the acceleration of the Bank’s Indianapolis retail expansion strategy.

•

The income tax benefit of $261,000 for the first quarter of 2009 was related primarily to the OREO write-downs and a significant amount of tax-exempt income from municipal securities and bank-owned life insurance.

For the first quarter of 2009, the balance sheet grew by $32.8 million, or 7.1%, to $496.3 million:

•	The growth was driven mostly by a $22.2 million increase in public funds checking account balances, of which a material amount is expected to be temporary.

•

A $9.5 million reduction in the investment portfolio during the quarter resulted from principal payments on mortgage-backed securities and $7.2 million in sales of municipal securities. The Bank has continued to sell municipal securities as part of its overall income tax and liquidity strategies.

•

Loan portfolio growth in the first quarter of 2009 of $13.3 million, or 4.1%, to $335.8 million was the result of residential mortgage loan volume driven by lower interest rates. Commercial loan demand during the quarter remained weak due to recession related factors.

•

Total non-performing loans of $3.3 million, or 0.98% of total net loans, at March 31, 2009 represented a $2.9 million decrease from December 31, 2008, and a $1.3 million decrease from March 31, 2008. These decreases were due largely to the migration of certain credits to OREO and other repossessed assets for resolution, with total OREO and other repossessed assets at March 31, 2009 of $6.6 million representing increases of $2.5 million and $3.9 million over the totals for December 31, 2008, and March 31, 2008, respectively.

•	The allowance for loan losses of $3.2 million at March 31, 2009, was equal to 0.95% of total loans and 98.0% of non-performing loans.

•

As of March 31, 2009, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities. The Company has no direct exposure to sub-prime loans in its loan portfolio.

•

During the first quarter of 2009, total deposits increased by $34.2 million, or 10.5%, to $358.6 million. Excluding the $22.2 million growth in public funds checking accounts and a $5.1 million decline in public funds certificates of deposit, $12.9 million of the remaining growth in total deposits was from the two new Indianapolis area banking centers located in Fishers and Carmel. No brokered certificates of deposit were held at March 31, 2009.

(14)

Strategic Issues

As part of the Bank’s efforts to expand its commercial lending capabilities, in the second quarter of 2007, the Bank opened a commercial lending center in the fast growing suburban area of Carmel, Indiana. This office and the Bank’s current emphasis on commercial lending have contributed to our continued loan growth, which coupled with our strong focus on retail banking activities, is expected to allow us to produce earnings growth for the Company.

A major remodeling of our Greenfield Banking Center, our second largest office, was completed in the third quarter of 2008. The renovations will provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that will include interactive terminals, an internet café, and multi-media in-store marketing.

In early 2008, the Company announced plans to open three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis. The new offices in Fishers and Carmel opened in November 2008 and December 2008, respectively, and we plan to open the Westfield office in late May of 2009. These new banking centers enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex. The following are the Company’s critical accounting policies:

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

(15)

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

Valuation Measurements. Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

FINANCIAL CONDITION

Total assets of $496.3 million at March 31, 2009, represented growth of $32.8 million, or 7.1%, from the December 31, 2008 total of $463.5 million. This increase for the first quarter of 2009 was driven primarily by significant deposit growth in the form of public funds checking account balances, of which a material amount is expected to be temporary. Total balances in our public funds checking product grew $22.2 million from $20.5 million at December 31, 2008, to $42.7 million at March 31, 2009, as some of the public entities recognized that the rate being paid by the Bank at the time was higher than what was typically available in this lower interest rate environment when they solicited bids to invest these funds in financial institution certificates of deposit. The Bank changed the pricing index for this product effective April 15th, which resulted in a material decrease in the interest rate and an immediate cost reduction to the Bank for these funds, and this pricing decision is also expected to result in an outflow of the more rate sensitive newer deposits.

Cash and cash equivalents of $33.9 million at March 31, 2009, were $25.4 million higher than the December 31, 2008 total of $8.4 million. This increase for the quarter was related primarily to the Bank’s growth in public funds checking account balances described in the prior paragraph, as well as $6.4 million in sales of municipal securities that occurred late in the quarter. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available for sale decreased 12.6% to $65.9 million at March 31, 2009 from $75.4 million at December 31, 2008. This $9.5 million decrease was due primarily to sales of municipal securities and principal repayments on mortgage-backed securities. Municipal securities decreased to $11.7 million through total sales of $7.2 million designed to support the Bank’s income tax and liquidity strategies. The principal repayments reduced the total for mortgage-backed securities to $53.0 million. All mortgage-backed securities in the portfolio at March 31, 2009, are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

(16)

We realized a $13.3 million, or 4.1%, increase in net loans receivable to $335.8 million from $322.5 million at December 31, 2008. Our commercial loan growth objectives for the first quarter of 2009 were negatively impacted by the effect of the economic recession on the business community, while residential mortgage loan volume exceeded projections due, primarily to the success of the Federal Reserve’s actions to reduce mortgage loan interest rates. For the three month period ended March 31, 2009, the Bank’s commercial and investment residential real estate, and commercial business loans decreased $1.4 million, or 0.8%, to $175.6 million. The owner-occupied residential real estate first mortgage loan portfolio grew $14.9 million, or 12.3%, to $136.7 million at March 31, 2009, as the Bank elected to add most new originations of this product to its portfolio during the quarter. The Bank designated only $1.2 million of these mortgage originations as loans for sale, as spreads to funding costs continued to remain wide. As a result of balance sheet management considerations, later in the quarter, the Bank modified its mortgage banking strategy selling most of the new residential real estate production into the secondary market. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $15.2 million at March 31, 2009, represented a $273,000 increase over the total of $14.9 million at December 31, 2008. The net increase was a result of payments for additions, related primarily to the Indianapolis market expansion strategy, exceeding $235,000 of depreciation for the quarter.

Total deposits of $358.6 million at March 31, 2009, represented an increase of $34.2 million, or 10.5%, from the total of $324.4 million at December 31, 2008. As stated earlier, $22.2 million of this growth was realized with the Bank’s public funds checking product. Total public funds certificates of deposits declined $5.1 million to $16.0 million. $12.9 million of the $17.1 million growth in retail and business deposits during the quarter was attributed to the two new Indianapolis metropolitan area banking centers located in Fishers and Carmel. The Bank has maintained its focus on strategies designed to grow total balances in multi-product deposit relationships. Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Borrowings declined by $3.5 million during the first three months of 2009 to $94.2 million, as the Bank used available cash to repay two borrowings from the Federal Home Loan Bank that had reached maturity. Wholesale funding options and strategies are continuously being analyzed to ensure that we retain sufficient sources of credit to fund all of the Company’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $2.3 million at March 31, 2009, increased $733,000 from $1.6 million at December 31, 2008. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $33.8 million at March 31, 2009, was $8,000 higher than the total at December 31, 2008, as the unrealized gain net of income taxes of $237,000 from the Bank’s available for sale investments securities portfolio was offset by the $113,000 net loss for the quarter and $119,000 cost of dividends paid. The Company declined to participate in the United States Treasury Department’s Troubled Asset Relief Program, even though the Treasury approved the purchase of up to $9.8 million of the Company’s senior preferred stock. The Company ended the first quarter with a tangible common equity to total tangible assets ratio of 6.70%, while the Bank’s total risk-based capital ratio at March 31, 2009 of 12.03% was well above the 10.00% level required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

First Quarter of 2009 compared to the First Quarter of 2008

The Company recorded a net loss of $113,000, or $(0.04) per diluted share, for the first quarter of 2009, compared to net income of $383,000, or $0.13 per diluted share, for the first quarter of 2008.

(17)

Net income in the year-earlier period benefited from a favorable federal income tax ruling that resulted in an additional $150,000 of income tax benefit for the quarter. The net loss for the first quarter of 2009 resulted primarily from $321,000 in losses incurred from other real estate owned.

The Company achieved net interest income growth of $316,000, or 11.6%, compared to the first quarter of 2008 that resulted primarily from the Bank’s success with continuing efforts related to loan portfolio growth, coupled with well-managed deposit re-pricing during a falling interest rate environment.

Compared to the same period in 2008, other expense for the first quarter of 2009 increased by $463,000, and was due mostly to costs associated with the two new Indianapolis metropolitan area banking centers opened in the fourth quarter of 2008.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $260,000, or 9.0%, to $3.1 million for the first quarter of 2009 compared to $2.9 million for the same period of 2008, and resulted primarily from growth of 13.6% in the Bank’s loan portfolio. The Company improved its net interest margin on a fully tax-equivalent basis by 2 basis points to 2.99% for the first quarter of 2009 from 2.97% for the first quarter of 2008. The improvement in net interest income and net interest margin was negatively impacted by the aforementioned temporary pricing issue related to the public funds checking product, as most of the newer deposits were invested in a liquid account at the Federal Reserve Bank that paid a rate of interest that was lower than the rate paid by the Bank for these checking balances.

Tax-exempt interest was $190,000 for the first quarter of 2009 compared to $299,000 for the same period of 2008. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $96,000 and $152,000 for the first quarter of 2009 and 2008, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended March 31,
	2009	2008
Balance at beginning of quarter	$2,991	$2,677
Provision for loan losses	338	371
Charge-offs	(118)	(165)
Recoveries	14	26

Net charge-offs	(104)	(139)

Balance at end of period	$3,225	$2,909

Allowance to total loans	0.95%	0.97%

Allowance to non-performing loans	97.96%	63.84%

We had a provision for loan losses of $338,000 in the first quarter of 2009, compared to $371,000 for the same period in 2008. The provision for loan losses for the first quarter of 2009 reflected the additional portfolio growth and the continuing pressure of current economic conditions on credit quality. Based on the results of the Company’s continuing review process, it is management’s opinion that the allowance for loan losses is adequate as of March 31, 2009.

(18)

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) March 31,
	2009	2008
Loans accounted for on a non-accrual basis	$3,282	$4,157

Accruing loans contractually past due 90 days or more	10	400

Total of non-accrual and 90 days past due loans	$3,292	$4,557

Percentage of total net loans	0.98%	1.54%

Other non-performing assets (1)	$6,640	$2,706

(1)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses to non-performing loans ratio increased from 63.84% at March 31, 2008, to 97.96% at March 31, 2009, as a result of a decrease in non-performing loans. Non-performing loans at March 31, 2009, totaled $3.3 million, a decrease of $1.3 million from March 31, 2008. The decrease was due primarily to the migration of certain credits to OREO and repossessed asset classifications.

Other real estate owned of $6.4 million at March 31, 2009 represented an increase of $2.5 million from December 31, 2008, with thirteen new properties and three sales during the quarter. The net OREO increase during the quarter was due primarily to the addition of $1.8 million for an investment property located in Anderson, Indiana.

The total of $288,000 for repossessed assets at March 31, 2009, was unchanged from December 31, 2008.

Other Income

The Company recorded other income of $778,000 for the first quarter of 2009, a decrease of $363,000 from the total of $1.1 million for the same period a year earlier. $323,000 of the decrease related to other real estate owned, as the Bank sustained a net loss of $321,000 in 2009 from sales and write-downs, compared to a net gain of $2,000 in 2008.

Other material changes in other income line items comparing the first quarter of 2009 to the first quarter of 2008 included:

•

A $66,000 decrease in brokerage and insurance commissions to $337,000 that resulted primarily from reduced sales of investment products by Ameriana Financial Services related to the current global financial crisis, and reduced sales of group life insurance by Ameriana Insurance Agency compared to the significant success with this product in the first quarter of 2008.

•	A $58,000 increase in gains on sales of investment securities to $107,000 for the first quarter of 2009.

Other Expense

The $463,000, or 13.6%, increase in total other expense in the first quarter of 2009, compared to the first quarter of 2008, resulted primarily from the acceleration of the Bank’s Indianapolis retail expansion strategy and included:

•

A $114,000 increase in office occupancy expense that was due mostly to costs associated with the two new banking centers that opened during the fourth quarter of 2008, and the major banking center remodel that was completed in September 2008;

(19)

•	A $34,000 increase in furniture and equipment expense that was due to costs associated with the two new banking centers and the major banking center remodel;

•

A $51,000 increase in legal and other professional fees that was due primarily to legal fees related to the Abstract & Title Guaranty Company, Inc. litigation, and legal fees related to issues involving the Company’s filing an application for and consideration of participation in the TARP Purchase Program;

•	A $79,000 increase in marketing expense that resulted primarily from promotional activities related to the opening of the new banking centers;

•	A $36,000 increase in other real estate owned expense, and $27,000 increase in loan related expenses that were primarily byproducts of the current difficult credit environment.

Income Tax Expense

Although the Company had a loss before income taxes of $374,000 for the first quarter of 2009, compared to income before income taxes of $103,000 for the same period of 2008, the income tax benefits were similar. In the first quarter of 2008, the Bank had a larger portfolio of tax-exempt municipal securities, and benefited from a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks. The first quarters of 2009 and 2008 benefited from significant amounts of tax-exempt income from municipal securities and BOLI, although the municipal securities portfolio has been reduced by $16.3 million since March 31, 2008 to $11.6 million at March 31, 2009.

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

The Company also has a deferred federal tax asset that is composed of tax benefit from a net operating loss carryforward and purchased tax credits. The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

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

For the three months ended March 31, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(20)

At March 31, 2009, we had $5.2 million in loan commitments outstanding and $36.5 million of available commercial and consumer lines of credit. Certificates of deposit due within one year of March 31, 2009, totaled $140.5 million, or 39.2% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of March 31, 2009. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, produced growth of $13.2 million in net loans receivable for the three months of 2009. In the first three months of 2008, we experienced an increase of $1.3 million in net loans receivable, but additionally invested in $15.0 million of mortgage-backed securities during the quarter.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $34.2 million and total FHLB advances were reduced by $3.5 million during the first quarter of 2009. There were no brokered certificates at either March 31, 2009 or December 31, 2008.

In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets. The proceeds were used initially for paying down short-term borrowings and were also used to fund a stock repurchase program. We paid $119,000 in cash dividends to our shareholders for both the three-month periods ended March 31, 2009 and 2008. The dividend rates were $0.04 per share for the first three months of 2009 and 2008.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At March 31, 2009 and December 31, 2008, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2009, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

	March 31, 2009

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,606	12.03%	$27,671	8.00%	$34,589	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,237	11.05%	$13,836	4.00%	$20,754	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,237	8.02%	$14,303	3.00%	$23,839	5.00%

(21)

	December 31, 2008

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,715	12.78%	$26,110	8.00%	$32,638	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,592	11.82%	$13,055	4.00%	$19,583	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,592	8.34%	$13,879	3.00%	$23,131	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were forged and deposited into an account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of $1.9 million plus interest. The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation. Discovery is now being conducted by both parties. The parties anticipate that the matter will go to trial in early 2010.

(22)

Except as indicated above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2009.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(23)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 15, 2009	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 15, 2009	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)