Form 10-Q
period 2009-06-30
AMERIANA BANCORP
filed 2009-08-14
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
OR

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

At August 14, 2009, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash on hand and in other institutions	$8,697	$3,810
Interest-bearing demand deposits	18,459	4,639
Cash and cash equivalents	27,156	8,449
Investment securities available for sale	64,852	75,371
Loans held for sale	308	—
Loans, net of allowance for loan losses of $3,643 and $2,991	335,823	322,535
Premises and equipment	15,569	14,912
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	649	564
Cash value of life insurance	24,095	23,669
Other real estate owned	5,658	3,881
Other assets	9,697	8,492
Total assets	$489,436	$463,502

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$28,325	$22,070
Interest-bearing	345,454	302,336
Total deposits	373,779	324,406
Borrowings	74,235	97,735
Drafts payable	2,040	1,582
Other liabilities	6,292	6,003
Total liabilities	456,346	429,726
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares and 2,988,952 shares
Additional paid-in capital	1,047	1,044
Retained earnings	31,161	31,979
Accumulated other comprehensive income	666	537
Treasury stock at cost – 225,000 shares and 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	33,090	33,776
Total liabilities and shareholders’ equity	$489,436	$463,502

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$4,823	$4,854	$9,707	$9,815
Interest on mortgage-backed securities	603	553	1,274	1,011
Interest on investment securities	130	314	313	668
Other interest and dividend income	24	138	109	300
Total interest income	5,580	5,859	11,403	11,794
Interest Expense
Interest on deposits	1,710	1,964	3,483	4,324
Interest on borrowings	820	882	1,829	1,732
Total interest expense	2,530	2,846	5,312	6,056
Net Interest Income	3,050	3,013	6,091	5,738
Provision for loan losses	615	221	953	592
Net Interest Income After Provision for Loan Losses	2,435	2,792	5,138	5,146
Other Income
Other fees and service charges	461	454	878	864
Brokerage and insurance commissions	246	282	583	685
Net realized and recognized gains (losses) on available-for-sale investment securities	(5)	60	102	109
Gains on sales of loans and servicing rights	173	14	187	41
Net losses on other real estate owned	(379)	(20)	(700)	(18)
Other real estate owned income	105	—	105	—
Increase in cash value of life insurance	213	225	426	435
Gain on liquidation of minority interest in unconsolidated investment	192	—	192	—
Other	14	5	25	45
Total other income	1,020	1,020	1,798	2,161
Other Expense
Salaries and employee benefits	2,218	2,108	4,366	4,242
Net occupancy expense	364	266	738	526
Furniture and equipment expense	224	183	441	366
Legal and professional fees	235	173	415	302
FDIC insurance premiums and assessments	239	9	254	18
Data processing expense	205	176	382	307
Printing and office supplies	59	66	148	123
Marketing expense	157	52	328	144
Other real estate owned expense	241	29	304	56
Other	401	409	822	779
Total other expense	4,343	3,471	8,198	6,863
(Loss) Income Before Income Taxes	(888)	341	(1,262)	444
Income tax benefit	422	42	683	322
Net (Loss) Income	$(466)	$383	$(579)	$766

Basic (Loss) Earnings Per Share	$(0.16)	$0.13	$(0.19)	$0.26
Diluted (Loss) Earnings Per Share	$(0.16)	$0.13	$(0.19)	$0.26
Dividends Declared Per Share	$0.04	$0.04	$0.08	$0.08
See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp
Consolidated Condensed Statements of Shareholders’ Equity
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$3,214	$1,044	$31,979	$537	$(2,998)	$33,776
Net loss	—	—	(579)	—	—	(579)
Increase of $206 in unrealized gain on available-for-sale securities, net of income tax	—	—	—	129	—	129
Comprehensive income						(450)
Share-based compensation	—	3	—	—	—	3
Dividends declared ($0.08 per share)	—	—	(239)	—	—	(239)
Balance at June 30, 2009	$3,214	$1,047	$31,161	$666	$(2,998)	$33,090

See notes to consolidated condensed financial statements.

(5)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net (loss) income	$(579)	$766
Items not requiring (providing) cash
Provision for losses on loans	953	592
Depreciation and amortization	507	332
Increase in cash value of life insurance	(426)	(435)
Gain from sale of available-for-sale securities	(102)	(109)
Mortgage loans originated for sale	(9,803)	(655)
Proceeds from sale of mortgage loans	9,572	912
Gains on sale of loans and servicing rights	(187)	(41)
Loss on sale or write-down of other real estate owned	700	18
Gain on liquidation of minority interest in unconsolidated investment	(192)	—
Increase in accrued interest payable	(131)	(356)
Other adjustments	(838)	(312)
Net cash (used in) provided by operating activities	(526)	712
Investing Activities
Purchase of securities	(5,380)	(14,986)
Proceeds/principal from the sale of securities	7,916	9,272
Proceeds/principal from maturities/calls of securities	—	1,000
Principal collected on mortgage-backed securities	8,263	3,935
Net change in loans	(17,278)	(15,640)
Proceeds from sales of other real estate owned	554	106
Purchase of insurance book of business	(724)	—
Proceeds from liquidation of minority interest in unconsolidated investment	645	—
Net purchases and construction of premises and equipment	(1,136)	(5,622)
Construction cost for other real estate owned	—	(496)
Other investing activities	22	70
Net cash used in investing activities	(7,118)	(22,361)
Financing Activities
Net change in demand and savings deposits	40,318	2,292
Net change in certificates of deposit	9,055	(2,494)
Increase (decrease) in drafts payable	458	(3,047)
Net change in short-term borrowings	—	4,500
Proceeds from long-term borrowings	—	27,000
Repayment of long-term borrowings	(23,500)	(1,278)
Net change in advances by borrowers for taxes and insurance	259	427
Cash dividends paid	(239)	(239)
Net cash provided by financing activities	26,351	27,161
Change in Cash and Cash Equivalents	18,707	5,512
Cash and Cash Equivalents at Beginning of Year	8,449	17,172
Cash and Cash Equivalents at End of Quarter	$27,156	$22,684

(6)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Supplemental information:

Interest paid on deposits	$3,554	$4,706

Interest paid on borrowings	$1,895	$1,706

Income taxes paid net of income taxes refunded	$—	$100

Non-cash supplemental information:

Transfers from loans to other real estate owned	$3,037	$1,231

See notes to consolidated condensed financial statements.

(7)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A - - BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank (the “Bank”).  The Bank has three direct wholly-owned subsidiaries, Ameriana Insurance Agency, Ameriana Financial Services, Inc., and Ameriana Investment Management, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows.  The consolidated condensed balance sheet of the Company as of December 31, 2008, has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected in the full year.  These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B - - SHAREHOLDERS’ EQUITY

On May 21, 2009, the Board of Directors declared a quarterly cash dividend of $0.04 per share.  This dividend, totaling approximately $120,000, was accrued for payment to shareholders of record on June 12, 2009, and was paid on July 6, 2009.

 No stock options were exercised during the second quarter of 2009.

NOTE C - - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended June 30,
	2009			2008
	Loss	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic (Loss) Earnings Per Share: (Loss) income available to common shareholders	$(466)	2,988,952	$(0.16)	$383	2,988,952	$0.13
Effect of dilutive stock options	–	–		–	–
Diluted (Loss) Earnings Per Share: (Loss) income available to common shareholders and assumed conversions	$(466)	2,988,952	$(0.16)	$383	2,988,952	$0.13

	(In thousands, except share data)
	Six Months Ended June 30,
	2009			2008
	Loss	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic (Loss) Earnings Per Share: (Loss) income available to common shareholders	$(579)	2,988,952	$(0.19)	$766	2,988,952	$0.26
Effect of dilutive stock options	–	–		–	–
Diluted (Loss) Earnings Per Share: (Loss) income available to common shareholders and assumed conversions	$(579)	2,988,952	$(0.19)	$766	2,988,952	$0.26

Options to purchase 199,482 and 208,282 shares of common stock at exercise prices of $9.25 to $15.56 and $9.25 to $17.05 per share were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(8)

NOTE D - - INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2009, and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2009
Mortgage-backed securities	$48,463	$1,344	$6	$49,801
Municipal securities	10,881	59	291	10,649
SBA asset-backed securities	2,877	—	43	2,834
Mutual funds	1,544	24	—	1,568
	$63,765	$1,427	$340	$64,852

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
Mortgage-backed securities	$54,276	$1,127	$114	$55,289
Municipal securities	18,700	227	370	18,557
Mutual funds	1,513	12	—	1,525
	$74,489	$1,366	$484	$75,371

The amortized cost and fair value of securities available for sale at June 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	2,997	3,027
Five to ten years	1,537	1,546
After ten years	6,347	6,076
	10,881	10,649
Mortgage-backed securities	48,463	49,801
SBA asset-backed securities	2,877	2,834
Equity securities	1,544	1,568
	$63,765	$64,852

Mortgage-backed securities: The unrealized losses on the Company’s investment in mortgage-backed securities were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

(9)

SBA asset-backed securities:  The unrealized loss on the Company’s investment in a U.S. Small Business Administration asset-backed security was caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Municipal securities:  The unrealized losses on the Company’s investment in municipal securities were caused either by interest rate changes and/or reduced credit ratings of the insurers of these securities.  All of the municipal securities in the Company’s investment portfolio at June 30, 2009 that were rated by Moody’s Investors Service received an investment grade credit quality rating.  Seven securities were not rated by Moody’s, but received an investment grade rating from Standard & Poor’s.  One security was not rated by either Moody’s or Standard & Poor’s.   The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.  Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009.

Equity securities:  The equity securities balance at June 30, 2009 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA by Standard & Poor’s.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2009 and December 31, 2008 were $12,959,000 and $18,004,000, which is approximately 20.0% and 23.9% of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008:

At June 30, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$2,487	$2	$385	$4	$2,872	$6
Municipal securities	3,703	74	3,550	217	7,253	291
SBA asset-backed securities	2,834	43	—	—	2,834	43
	$9,024	$119	$3,935	$221	$12,959	$340

At December 31, 2008	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,490	$93	$1,524	$21	$8,014	$114
Municipal securities	5,865	187	4,125	183	9,990	370
	$12,355	$280	$5,649	$204	$18,004	$484

Investment securities with a total market value of $27,472,000 and $32,339,000 were pledged at June 30, 2009, and December 31, 2008, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $8,955,000 and $9,512,000 were pledged at June 30, 2009, and December 31, 2008, respectively, to secure a repurchase agreement.

A gross gain of $131,000 and a gross loss of $29,000 resulting from sales of available for sale securities were realized during the first six months of 2009, with a net tax expense of $35,000.

(10)

NOTE E - - CURRENT AND FUTURE ACCOUNTING MATTERS

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

SFAS No. 165, Subsequent Events

             The FASB has issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

             Statement 165 was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.

(11)

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) and SFAS No. 166, Accounting for Transfers of Financial Assets

            The FASB has issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets;
•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).

            Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

            Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

            The new standards will require a number of new disclosures. Statement 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. Statement 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

            The Federal Reserve is reviewing regulatory capital requirements associated with the adoption of the new accounting standards by financial institutions. In conducting this review, the Federal Reserve is considering a broad range of factors including the maintenance of prudent capital levels, the record of recent bank experiences with off-balance sheet vehicles, and the results of the recent Supervisory Capital Assessment Program (SCAP). As part of the SCAP, participating banking organizations' capital adequacy was assessed using assumptions consistent with standards ultimately included in FAS 166 and FAS 167.

             Statements 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The Company is currently evaluating the potential impact, if any, of the adoption of these two statements on the Company.

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

(12)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

               Financial Accounting Standards Board Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for The Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued on April 9, 2009.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.   Even if there has been a significant decrease in the volume and level of activity regardless of valuation technique, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 115-2 and FAS 124-2 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted the FSP effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

               Financial Accounting Standards Board Staff Position (FSP) No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” was issued on April 9, 2009.  This FSP amends the other-than-temporary guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 107-1 and APG 28-1 are adopted concurrently.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  The Company adopted the FSP effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations.

Interim Disclosures about Fair Value of Financial Instruments

               Financial Accounting Standards Board Staff Position (FSP) No. 107-1 and APG 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued on April 9, 2009.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Effective for interim reporting periods ending after June 15, 2009, early adoption is permitted for periods ending after March 15, 2009 only if FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are adopted concurrently.  The Company adopted the FSP effective for the period ending June 30, 2009, and adoption did not result in a material effect on consolidated results of operations. Additional disclosures required by the adoption of these standards are included above.

Accounting for Defensive Intangible Assets

               Emerging Issues Task Force (EITF) No. 08-07, “Accounting for Defensive Intangible Assets” was issued on September 9, 2008.  Prior to the issuance of FAS 157, when an entity acquired a business or group of assets, it typically allocated little or no value to the intangible assets that it did not intend to actively use.  Defensive assets are those assets not actively used after being acquired, but contribute to an increase in value of other assets owned by the acquiring entity.  This document addresses whether an acquired defensive asset should be accounted for as a separate unit of accounting or whether the value should be added as a component of an existing intangible asset.  Additionally, determination of a useful life for a defensive asset is addressed.  The Company has complied with this EITF and its adoption did not result in a material affect on the consolidated results of operations.

Equity Method Investment Accounting Considerations

               Emerging Issues Task Force (EITF) No. 08-06, “Equity Method Investment Accounting Considerations” was issued on September 2, 2008.  This issue addresses several questions related to equity method investments including:  (1) how the initial carrying value of an equity method investment should be determined; (2) how the difference between the investor’s carrying value, as determined in Issue 1, and the underlying equity of the investee should be allocated to the underlying assets and liabilities of the investee; (3) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; (4) how an equity method investee’s issuance of shares should be accounted for; and (5) how to account for a change in an investment from the equity method to the cost method.  The Company has complied with this EITF and its adoption did not result in a material affect on the consolidated results of operations.

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

               Emerging Issues Task Force (EITF) No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” was issued on September 9, 2007.  This document addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of FAS 133.  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of FAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  The Company has complied with this EITF and its adoption did not result in a material affect on the consolidated results of operations.

(13)

NOTE F -– RETIREMENT PLAN

           Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors.  At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan.  Instead, the Company entered into separate agreements with these certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payments due at the full eligibility date.  The liability for the agreements was $1.8 million at June 30, 2009, and $1.7 million at December 31, 2008.  The expense for the Plan was $109,000 for the six months ended June 30, 2009, and $169,000 for the year ended December 31, 2008.

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

Level 2 securities include U.S. agency and U.S. government sponsored enterprise mortgage-backed securities,  municipal securities, and one U.S. Small Business Administration asset-backed security.  Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing.  In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

There currently are no securities valued in Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008:

(14)

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2009:
Mortgage-backed securities	$49,801,000	$—	$49,801,000	$—
Municipal securities	10,649,000	—	10,649,000	—
SBA asset-backed securities	2,834,000	—	2,834,000	—
Mutual funds	1,568,000	1,568,000	—	—
	$64,852,000	$1,568,000	$63,284,000	$—

At December 31, 2008
Mortgage-backed securities	$55,289,000	$—	$55,289,000	$—
Municipal securities	18,557,000	—	18,557,000	—
Mutual funds	1,525,000	1,525,000	—	—
	$75,371,000	$1,525,000	$73,846,000

               Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when scheduled payments under contractual terms are deemed uncollectible.  Impaired loans are carried at the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed.  During the first six months of 2009, twenty-six impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $14.2 million as of June 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned on June 30, 2009 that was recognized during the six months ended June 30, 2009 was $634,000, which was recorded as a direct charge to current earnings.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2009:
Impaired loans	$14,226,000	$—	$—	$14,226,000
Other real estate owned	5,658,000	—	—	5,658,000

At December 31, 2008:
Impaired loans	$8,151,000	$—	$—	$8,151,000
Other real estate owned	3,881,000	—	—	3,881,000

(15)

Fair Value of Financial Instruments

Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available.  These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows.  As such, the derived fair value estimates cannot be compared to independent markets and, further, may not be realized upon an immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Company.

The following table presents the estimates of fair value of financial instruments:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$27,156	$27,156	$8,449	$8,449
Investment securities available for sale	64,852	64,852	75,371	75,371
Loans held for sale	308	308	—	—
Loans	335,823	337,293	322,535	326,393
Interest receivable	1,548	1,548	1,717	1,717
Stock in FHLB	5,629	5,629	5,629	5,629

Liabilities
Deposits	373,779	365,252	324,406	327,978
Borrowings	74,235	70,742	97,735	95,762
Interest payable	644	644	780	780
Drafts payable	2,040	2,040	1,582	1,582

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

NOTE H – SUBSEQUENT EVENT

               Subsequent events have been evaluated through August 13, 2009, which is the date the financial statements were available to be issued.

(16)

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors,” in this Form 10-Q under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

             The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

             Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended.  The Company became the holding company for Ameriana Bank, an Indiana chartered commercial bank headquartered in New Castle, Indiana (the “Bank”) in 1990.  The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

             The Bank began operations in 1890.  Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System.  Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”).  On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.”  As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions and the FDIC.  On July 31, 2006, the Bank closed its Trust Department and adopted the name Ameriana Bank, SB, on September 12, 2006.  On June 10, 2009, the Bank converted to an Indiana chartered commercial bank and adopted the name Ameriana Bank.  The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana and a loan production office in Carmel, Indiana.  The Bank offers a wide range of retail and commercial banking services, including:  (i) accepting deposits; (ii) originating commercial, mortgage, consumer and construction loans; and (iii) through its subsidiaries, providing investment and brokerage services and insurance services.

(17)

               The Bank has three wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”).  AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana.  On June 30, 2009, AIA completed the purchase of the book of business of Chapin-Hayworth Insurance Agency Inc. located in New Castle.  AFS has offered insurance products through its ownership of an interest in Family Financial Life Insurance Company (“Family Financial”), New Orleans, Louisiana, which offers a full line of credit-related insurance products.  On May 22, 2009, the Company announced that AFS had liquidated its 16.67% interest in Family Financial, and recorded a pre-tax gain of $192,000 from the transaction.  In 2002, AFS acquired a 20.9% ownership interest in Indiana Title Insurance Company, LLC (“ITIC”) through which it offered title insurance.  On December 31, 2008, the Company along with joint-venture partners First Merchants Corporation and Mutual First Financial, sold the assets of ITIC to IN Title Company, a newly formed company by current ITIC executives.  AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.  AIMI manages the Company’s investment portfolio.

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

Executive Overview of the Second Quarter of 2009

             The Company recorded a net loss of $466,000, or $(0.16) per share, for the second quarter of 2009, which resulted primarily from higher credit costs due to the current economic environment, as reflected in the loan loss provision of $615,000, net losses of $379,000 from sales and write-downs of other real estate owned (“OREO”), $136,000 in net expenses associated with OREO, and an increase of $230,000 in FDIC insurance premiums and assessments.  Following is additional summary information for the quarter:

•	The Company maintained its quarterly dividend of $0.04 per share.

•	The Company’s tangible common equity ratio at June 30, 2009, was 6.64%.

•	All three of the Bank’s capital ratios at June 30, 2009 were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income for the second quarter of 2009 was $37,000, or 1.2% higher than the same quarter in 2008, primarily from the growth of the Bank’s loan portfolio.

•
Net interest margin of 2.86%, on a fully tax-equivalent basis for the second quarter of 2009, declined 33 basis points from 3.19% for the second quarter of 2008, due largely to strategies designed to strengthen the Bank’s balance sheet liquidity position.

•
An increase in the provision for loan losses, compared to the same period of 2008, to $615,000 resulted from the Bank’s efforts to strengthen the allowance for loan losses due to an increase in non-performing loans.

•
Other income of $1.0 million for the second quarter of 2009 was unchanged from the total for the same quarter of 2008, but several components had major differences.  The 2009 quarter was impacted by a $359,000 increase in net losses and write-downs of OREO, but benefited from a $159,000 improvement in gains from sales of loans and servicing rights, and a $192,000 gain from the liquidation of an investment in an unconsolidated subsidiary.

(18)

•
Other expense for the second quarter of 2009 was $872,000, or 25.1%, higher than the same quarter in 2008, due primarily to the acceleration of the Bank’s Indianapolis retail expansion strategy, $225,000 in expense recorded as a result of the industry-wide FDIC special assessment, and a significant increase in OREO expense.

•
The income tax benefit of $422,000 for the second quarter of 2009 was related primarily to the credit costs and a significant amount of tax-exempt income from municipal securities and bank-owned life insurance.

For the second quarter of 2009, total assets decreased by $6.8 million, or 1.4%, to $489.4 million.  Significant factors relating to balance sheet items include:

•
A $1.0 million reduction in the investment portfolio during the quarter resulted primarily from principal payments on mortgage-backed securities and $691,000 in sales of municipal securities exceeding the $5.4 million of securities purchases.  The Bank continues to sell municipal securities as part of its overall income tax and liquidity strategies.

•
Net loans receivable of $335.8 million at June 30, 2009 represented a minimal increase of $48,000 for the quarter, but there was a material change in the mix of the portfolio as the Bank experienced growth in commercial loans, while the size of the residential mortgage portfolio declined, as most new originations during the second quarter were sold into the secondary market.

•	Reflective of the continuing weak economy, total non-performing loans of $4.4 million, or 1.31% of total net loans at June 30, 2009, represented a $1.1 million increase from March 31, 2009.

•
The allowance for loan losses of $3.6 million at June 30, 2009, was equal to 1.07% of total loans and 82.7% of non-performing loans, compared to ratios of 0.95% and 98.0%, respectively, at March 31, 2009.

•
As of June 30, 2009, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities.  The Company has no direct exposure to sub-prime loans in its loan portfolio.

•
During the second quarter of 2009, total deposits increased by $15.2 million, or 4.2%, to $373.8 million.  The total for retail and business accounts increased by $15.7 million, while deposit balances representing public funds decreased by $467,000.  No brokered certificates of deposit were held at June 30, 2009.

•	The Bank repaid two borrowings from the Federal Home Loan Bank totaling $20 million during the second quarter using funds accumulated from total deposit growth since the beginning of the year.

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

            In early 2008, the Company announced plans to open three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis.  The new offices in Fishers and Carmel opened in November 2008 and December 2008, respectively, and the Westfield office opened in late May of 2009.  These new banking centers enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

             We believe the continued success of the Company is dependent on its ability to provide its customers with financial advice and solutions that assist them in achieving their goals.  We will accomplish this mission by:

•	being our customers’ first choice for financial advice and solutions;

•	informing and educating customers on the basics of money management; and

(19)

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

(20)

FINANCIAL CONDITION

               Total assets of $489.4 million at June 30, 2009, represented growth of $25.9 million, or 5.6%, from the December 31, 2008 total of $463.5 million.  This increase for the first six months of 2009 was driven primarily by significant deposit growth, which provided the Bank with the ability to fund its loan portfolio growth, improve its balance sheet liquidity position, and also reduce outstanding borrowings.

             Cash and cash equivalents of $27.1 million at June 30, 2009, were $18.7 million higher than the December 31, 2008 total of $8.4 million.  This increase for the six month period was related to the Bank’s deposit growth, as well as $7.9 million in sales of municipal securities.  Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

               Investment securities available for sale decreased 14.0% to $64.9 million at June 30, 2009 from $75.4 million at December 31, 2008.  This $10.5 million decrease was due primarily to sales of municipal securities and principal repayments on mortgage-backed securities.  Municipal securities decreased to $10.9 million through total sales of $7.9 million designed to support the Bank’s income tax and liquidity strategies.  Principal repayments of $8.3 million, net of one $2.5 million Ginnie Mae purchase, reduced the total book value for mortgage-backed securities to $48.5 million.  All mortgage-backed securities in the portfolio at June 30, 2009, are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.  The only other purchase during the six month period was a $2.9 million U.S. Small Business Administration security that carries the full faith and credit guarantee of the U.S. Government.

                 We realized a $13.3 million, or 4.1%, increase in net loans receivable to $335.8 million from $322.5 million at December 31, 2008.  Our commercial loan growth objective of 6.7% for the six months of 2009 was negatively impacted by the effect of the economic recession on the business community, while residential mortgage loan volume exceeded projections, due primarily to the success of the Federal Reserve’s actions to reduce mortgage loan interest rates.  For the six month period ended June 30, 2009, the Bank’s commercial and investment residential real estate, and commercial business loans increased $6.2 million, or 3.5%, to $183.2 million.  The owner-occupied residential real estate first mortgage loan portfolio grew $9.7 million, or 7.9%, during the six month period to $131.5 million at June 30, 2009, however this represents a decrease of $5.2 million from the total of $136.7 million at March 31, 2009.  The Bank has elected to add most new originations of this product to its portfolio during the first quarter, as spreads to funding costs continued to remain wide.  As a result of balance sheet management considerations, later in the first quarter, the Bank modified its mortgage banking strategy selling most of the new residential real estate production into the secondary market.  $9.8 million of new originations during the six months of 2009 were classified as for sale.  The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

                   Premises and equipment of $15.6 million at June 30, 2009, represented a $657,000 increase over the total of $14.9 million at December 31, 2008.  The net increase was a result of payments for additions totaling $1.1 million, related primarily to the Indianapolis market expansion strategy, exceeding $479,000 of depreciation for the six month period.

                   The total for other assets was $9.7 million at June 30, 2009, compared to $8.5 million at December 31, 2008.  This increase of $1.2 million was primarily the net of the $640,000 portion of AIA’s purchase price for an insurance book of business not allocated to goodwill, a $606,000 increase in deferred tax assets, and a $359,000 increase in due from securities dealers, reduced by the $453,000 December 31, 2008 book value of the investment in Family Financial that was liquidated in 2009.

                  Total deposits of $373.8 million at June 30, 2009, represented an increase of $49.4 million, or 15.2%, from the total of $324.4 million at December 31, 2008.  $21.6 million of this growth was realized with the Bank’s public funds checking product, and it is expected that some of these funds will be lost when higher yield investment opportunities are available to the municipalities.  Total public funds certificates of deposits declined $5.0 million to $16.1 million, with $15.0 million representing State of Indiana investments.  $18.3 million of the $32.8 million growth in retail and business deposits during the six  months of 2009  was attributed to the three new Indianapolis metropolitan area banking centers located in Fishers, Carmel and Westfield.  The Bank has maintained its focus on strategies designed to grow total balances in multi-product deposit relationships.  Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

(21)

                  Borrowings declined by $23.5 million during the first six months of 2009 to $74.2 million, as the Bank used available cash to repay four borrowings from the Federal Home Loan Bank that had reached maturity.  Wholesale funding options and strategies are continuously being analyzed to ensure that we retain sufficient sources of credit to fund all of the Company’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

                  Drafts payable of $2.0 million at June 30, 2009, reflected a $458,000 increase from $1.6 million at December 31, 2008.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

                  Total shareholders’ equity of $33.1 million at June 30, 2009, was $686,000 lower than the total at December 31, 2008, with the reduction resulting from the $579,000 net loss and $239,000 in dividends paid during the six month period, partially offset by an unrealized gain net of income taxes of $129,000 from the Bank’s available for sale investments securities portfolio. The Company declined to participate in the United States Treasury Department’s Troubled Asset Relief Program, even though the Treasury approved the purchase of up to $9.8 million of the Company’s senior preferred stock.  The Company ended the first six months of 2009 with a tangible common equity to total tangible assets ratio of 6.64%, while the Bank’s three regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Second Quarter of 2009 compared to the Second Quarter of 2008

               The Company recorded a net loss of $466,000, or $(0.16) per diluted share, for the second quarter of 2009, compared to net income of $383,000, or $0.13 per diluted share, for the second quarter of 2008.

               The net loss for the second quarter of 2009 resulted primarily from higher credit costs due to the current economic environment, as reflected in the loan loss provision of $615,000, coupled with net losses from sales and write-downs of OREO totaling $379,000.  Compared to the same period in 2008, other expense for the second quarter of 2009 increased by $872,000, primarily due to costs associated with the three new Indianapolis metropolitan area banking centers, OREO expense, and the expense recorded related to the industry-wide special assessment to replenish the FDIC insurance fund.

Net Interest Income

               Net interest income on a fully tax-equivalent basis decreased $30,000, or 1.0%, to $3.12 million for the second quarter of 2009 compared to $3.15 million for the same period of 2008.  The decrease resulted primarily from strategies designed to enhance the Bank’s balance sheet liquidity in the face of challenging economic conditions by maintaining higher levels of cash and cash equivalents, which provide a lower yield.  Due primarily to these liquidity strategies, the Company’s net interest margin on a fully tax-equivalent basis declined to 2.86% for the second quarter of 2009 from 3.19% for the second quarter of 2008.  The impact to net interest income from the decline in the net interest margin was largely mitigated by growth in average earning assets for the second quarter of 2009 compared to the same period of 2008 of $39.8 million.

              Tax-exempt interest was $141,000 for the second quarter of 2009 compared to $270,000 for the same period of 2008. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans.  The tax-equivalent adjustments were $71,000 and $137,000 for the second quarter of 2009 and 2008, respectively.

(22)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended June 30,
	2009	2008
Balance at beginning of quarter	$3,225	$2,909
Provision for loan losses	615	221
Charge-offs	(201)	(276)
Recoveries	4	55
Net charge-offs	(197)	(221)
Balance at end of period	$3,643	$2,909
Allowance to total loans	1.07%	0.94%
Allowance to non-performing loans	82.66%	83.30%

We recorded a provision for loan losses of $615,000 in the second quarter of 2009, compared to $221,000 for the same period in 2008.  The provision for loan losses for the second quarter of 2009 reflected the continuing pressure of current economic conditions on credit quality.  Based on the results of the Company’s continuing review process, it is management’s opinion that the allowance for loan losses is adequate as of June 30, 2009.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	June 30,
	2009	2008

Loans accounted for on a non-accrual basis	$4,344	$2,543

Accruing loans contractually past due 90 days or more	63	949

Total of non-accrual and 90 days past due loans	$4,407	$3,492
Percentage of total net loans	1.31%	1.13%
Other non-performing assets (1)	$5,946	$4,026

(1)   Other non-performing assets represent property acquired through foreclosure or repossession.  This property is carried at the lower of its fair market value or carrying value.

                The allowance for loan losses to non-performing loans ratio of 82.66% at June 30, 2009 was similar to the ratio of 83.30% at June 30, 2008.  Non-performing loans of $4.4 million at June 30, 2009 represented a 26.2% increase over the total of $3.5 million at June 30, 2008, but there was a similar 25.2% increase in the allowance for loan losses to $3.6 million from $2.9 million a year earlier.

Other real estate owned of $5.7 million at June 30, 2009, represented a decrease of $694,000 from March 31, 2009, with one new property and five sales, and three major write downs at the end of the quarter that totaled $386,000.

 The total of $288,000 for repossessed assets at June 30, 2009, was unchanged from March 31, 2009.

Other Income

             The Company recorded other income of $1.02 million for the second quarter of 2009, which was the same as the total of $1.02 million for the same period a year earlier, although there were several substantial differences in the components of the two totals:

•
Due primarily to significant residential mortgage loan refinancing activity in 2009, gains on sales of loans and servicing rights of $173,000 for the second quarter were $159,000 greater than the same quarter of 2008.

(23)

•	Due mostly to the $386,000 in write downs at quarter end, $379,000 in net losses on OREO for the second quarter was $359,000 higher than the total of $20,000 for the year earlier quarter.

•	The Bank earned $105,000 in rental income from an OREO apartment complex for the second quarter of 2009, and recorded no OREO rental income for the same period in 2008.

•
Other income for the second quarter of 2009 included the $192,000 gain from the liquidation of a minority interest in Family Financial, an unconsolidated investment that focused on credit-related insurance products.

Other Expense

           The $872,000, or 25.1% increase in total other expense in the second quarter of 2009, compared to the second quarter of 2008, resulted primarily from the acceleration of the Bank’s Indianapolis retail expansion strategy, the industry-wide FDIC special assessment, and OREO expense:

•
The $2.2 million total cost for salaries and employees benefits for the second quarter of 2009 was $110,000 higher than the year earlier quarter, due mostly to compensation costs related to the three new banking centers.  The increase would have been materially greater without the benefit from the elimination of other positions through attrition.

•
A $98,000 increase in office occupancy expense, and a $41,000 increase in furniture and equipment expense, were due mostly to costs associated with the two new banking centers that opened during the fourth quarter of 2008, the new banking center that opened in May of 2009, and the major banking center remodel that was completed in September 2008.

•
A $62,000 increase in legal and other professional fees was due primarily to legal fees related to the Abstract & Title Guaranty Company, Inc. litigation that were incurred in the second quarter of 2009, while the second quarter of 2008 benefited from a $20,000 recovery of legal fees paid in a prior year.

•	The $230,000 increase in FDIC insurance premiums and assessments was related primarily to the industry-wide special assessment that resulted in a $225,000 second quarter expense for the Bank.

•	A $105,000 increase in marketing expense resulted primarily from promotional activities related to the opening of the new banking centers.

•
The $241,000 of other real estate owned expense exceeded the total for the same quarter a year earlier by $212,000, and related primarily to real estate taxes and to operating expenses for the OREO apartment complex that provided $105,000 of rental income during the quarter.

Income Tax Expense

             The income tax benefit of $422,000 for the second quarter of 2009 was due to both the loss before income taxes of $888,000 and a significant amount of tax-exempt income from municipal securities and BOLI.  For the same quarter of 2008, the Company had income before taxes of $341,000 and recorded a tax benefit of $42,000 that was due to a similar amount of BOLI income coupled with the interest from a larger average investment in municipal securities.  The municipal securities portfolio had been reduced from an average balance of $24.3 million for the second quarter of 2008 to an average balance of $11.3 million for the second quarter of 2009.

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

(24)

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

               The Company recorded a net loss of $579,000, or $(0.19) per diluted share, for the six months of 2009, compared to net income of $766,000, or $0.26 per diluted share, for the first six months of 2008.

               Net income in the year-earlier period benefited from a favorable federal income tax ruling that resulted in an additional $150,000 of income tax benefit for the six month period.  The net loss for the six months of 2009 resulted primarily from a substantial loan loss provision of $953,000, and net losses from OREO sales and write-downs that totaled $700,000.  The Company achieved net interest income growth of $353,000, or 6.2%, compared to the first six months of 2008 that resulted primarily from the Bank’s success with continuing efforts related to loan portfolio growth.  The significant increase in other expense for the six months of 2009 compared to the same period in 2008 was due primarily to costs associated with new banking centers, the FDIC special assessment, and higher OREO expense.

Net Interest Income

             Net interest income on a fully tax-equivalent basis increased $230,000, or 3.8%, to $6.3 million for the six months of 2009 compared to $2.0 million for the same period of 2008, and resulted primarily from growth of 9.1% in the Bank’s loan portfolio.  The Company’s net interest margin on a fully tax-equivalent basis declined to 2.92% for the six months of 2009 from 3.08% for the first six months of 2008.  The decrease in the net interest margin was due largely to on balance sheet liquidity strategies designed to grow cash and cash equivalents to address risks associated with difficult economic conditions, as well as the recent significant increase in non-maturity deposits.

             Tax-exempt interest was $331,000 for the six months of 2009 compared to $568,000 for the same period of 2008. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans.  The tax-equivalent adjustments were $167,000 and $289,000 for the six months of 2009 and 2008, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
Balance at beginning of year	$2,991	$2,677
Provision for loan losses	953	592
Charge-offs	(319)	(441)
Recoveries	18	81
Net charge-offs	(301)	(360)
Balance at end of period	$3,643	$2,909

We had a provision for loan losses of $953,000 for the six months of 2009, compared to $592,000 for the same period in 2008.  The increase in the provision reflected the additional loan portfolio growth and the continuing pressure of current economic conditions on credit quality, which resulted in the allowance to total loans ratio increasing to 1.07% at June 30, 2009 from 0.92% at December 31, 2008.

Other Income

            The $363,000 decrease in other income to $1.8 million for the six months of 2009, compared to $2.2 million for the same period of 2008, resulted primarily from a $682,000 increase in net losses on OREO from $18,000 to $700,000.  Major positive differences included an increase of $146,000 in gains on sales of loans and servicing rights from significant refinance activity due to lower mortgage loan interest rates, and the $192,000 gain from the liquidation of a minority interest in Family Financial.

Other Expense

            The Company recorded a $1.3 million growth in total other expense for the six months of 2009, compared to the first six months of 2008, with the following major increases:

(25)

•
An increase of $595,000 in the total of salaries and employee benefits, office occupancy expense, furniture and equipment expense, and marketing expense that was due mostly to costs associated with the two new banking centers that opened during the fourth quarter of 2008, the new banking center that opened in May of 2009, and the major banking center remodel that was completed in September 2008;

•	A $236,000 increase in FDIC insurance premiums and assessments that was related primarily to the industry-wide special assessment that resulted in a $225,000 second quarter expense for the Bank; and

•
The $304,000 of other real estate owned expense that exceeded the total for the same period a year earlier by $248,000, and related primarily to real estate taxes and to operating expenses for an apartment complex.

Income Tax Expense

Although the Company had a loss before income taxes of $1.3 million for the six months of 2009, compared to income before income taxes of $444,000 for the same period of 2008, the 2008 income tax benefit was not correspondingly lower for the following two reasons.  In the first six months of 2008, the Bank had a larger portfolio of tax-exempt municipal securities and also benefited from a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks.  The first six months of both of 2009 and 2008 benefited from significant amounts of tax-exempt income from municipal securities and BOLI.

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

              For the six months ended June 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

            The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, the Company has redeemed its stock. Substantially all of the Company’s revenues are obtained from subsidiary service fees and dividends. Payment of such dividends to the Company by the Bank is limited under Indiana law. The Bank must obtain the approval from the state regulatory agency for the payment of a dividend if the total of all dividends declared by the Bank during the calendar year, including the proposed dividend, would exceed the sum of the net income for the year to date combined with its retained net income (as defined) for the previous two years. The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

             At June 30, 2009, we had $5.0 million in loan commitments outstanding and $36.7 million of available commercial and consumer lines of credit. Certificates of deposit due within one year of June 30, 2009, totaled $142.7 million, or 38.2% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of June 30, 2009. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

(26)

             Our primary investing activity, the origination and purchase of loans, produced growth of $13.3 million in net loans receivable for the six months of 2009.  In the first six months of 2008, we experienced an increase of $13.9 million in net loans receivable.

             Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Total deposits increased by $49.4 million and total FHLB advances were reduced by $23.5 million during the six months of 2009. There were no brokered certificates at either June 30, 2009 or December 31, 2008.

             In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets.  The proceeds were used initially for paying down short-term borrowings and were also used to fund a stock repurchase program.  We paid $239,000 in cash dividends to our shareholders for both the six-month periods ended June 30, 2009 and 2008.  The dividend rates were $0.08 per share for the first six months of 2009 and 2008.

             The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

              There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At June 30, 2009 and December 31, 2008, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since June 30, 2009, that management believes have changed this classification.

              Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2009

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,289	12.07%	$27,375	8.00%	$34,219	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,507	10.96%	$13,688	4.00%	$20,532	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,507	7.76%	$14,500	3.00%	$24,167	5.00%

December 31, 2008

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,715	12.78%	$26,110	8.00%	$32,638	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,592	11.82%	$13,055	4.00%	$19,583	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,592	8.34%	$13,879	3.00%	$23,131	5.00%

(27)

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

ITEM 4T. – CONTROLS AND PROCEDURES

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

            There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were forged and deposited into an account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of approximately $740,000 plus interest and attorney fees.  The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation.  Discovery is now being conducted by both parties.    The parties anticipate that the matter will go to trial in early to mid-2010.

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

(28)

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            The Company did not repurchase any of its common stock during the quarter ended June 30, 2009.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on May 21, 2009.  The results of the vote were as follows:

1.	The following individuals were elected as directors:

	Term	Votes For	Votes Withheld

R. Scott Hayes	Three Year	2,003,274	476,450
Michael E. Kent	Three Year	2,068,586	411,138

2.           The appointment of BKD, LLP as independent auditors of Ameriana Bancorp for the year ended December 31, 2009 was ratified by the stockholders as follows:

For	Against	Abstain
2,459,251	15,631	4,842

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6  - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(29)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	August 14, 2009	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE:	August 14, 2009	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)