Form 10-Q
period 2009-09-30
AMERIANA BANCORP
filed 2009-11-13
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
OR

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

At November 13, 2009, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

Table of Contents

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
Ameriana Bancorp
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash on hand and in other institutions	$4,331	$3,810
Interest-bearing demand deposits	6,093	4,639
Cash and cash equivalents	10,424	8,449
Investment securities available for sale	54,059	75,371
Loans held for sale	1,515	—
Loans, net of allowance for loan losses of $3,870 and $2,991	329,597	322,535
Premises and equipment	15,661	14,912
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	649	564
Cash value of life insurance	24,312	23,669
Other real estate owned	5,432	3,881
Other assets	9,335	8,492
Total assets	$456,613	$463,502
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$27,396	$22,070
Interest-bearing	318,869	302,336
Total deposits	346,265	324,406
Borrowings	68,435	97,735
Drafts payable	1,200	1,582
Other liabilities	7,383	6,003
Total liabilities	423,283	429,726
Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares and 2,988,952 shares
Additional paid-in capital	1,047	1,044
Retained earnings	31,318	31,979
Accumulated other comprehensive income	749	537
Treasury stock at cost – 225,000 shares and 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	33,330	33,776
Total liabilities and shareholders’ equity	$456,613	$463,502
See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest Income
Interest and fees on loans	$4,915	$4,933	$14,622	$14,748
Interest on mortgage-backed securities	544	540	1,818	1,551
Interest on investment securities	122	250	435	918
Other interest and dividend income	74	125	183	425
Total interest income	5,655	5,848	17,058	17,642
Interest Expense
Interest on deposits	1,596	1,880	5,079	6,204
Interest on borrowings	749	961	2,578	2,693
Total interest expense	2,345	2,841	7,657	8,897
Net Interest Income	3,310	3,007	9,401	8,745
Provision for loan losses	320	205	1,273	797
Net Interest Income After Provision for Loan Losses	2,990	2,802	8,128	7,948
Other Income
Other fees and service charges	480	481	1,358	1,345
Brokerage and insurance commissions	360	225	943	910
Net realized and recognized gains (losses) on available-for-sale investment securities	793	(6)	895	103
Gains on sales of loans and servicing rights	91	9	278	50
Net (loss) gain on other real estate owned	(126)	9	(826)	(9)
Loss on other repossessed assets	(150)	—	(150)	—
Other real estate owned income	77	—	182	—
Increase in cash value of life insurance	217	242	643	677
Gain on liquidation of minority interest in unconsolidated investment	—	—	192	—
Other	22	68	47	113
Total other income	1,764	1,028	3,562	3,189
Other Expense
Salaries and employee benefits	2,459	2,041	6,825	6,283
Net occupancy expense	387	236	1,125	762
Furniture and equipment expense	228	187	669	553
Legal and professional fees	128	111	543	413
FDIC insurance premiums and assessments	409	15	663	33
Data processing expense	188	163	570	470
Printing and office supplies	78	86	226	209
Marketing expense	136	134	464	278
Other real estate owned expense	116	51	420	107
Other	487	438	1,309	1,217
Total other expense	4,616	3,462	12,814	10,325
Income (Loss) Before Income Taxes	138	368	(1,124)	812
Income tax benefit	49	25	732	347
Net Income (Loss)	$187	$393	$(392)	$1,159
Basic (Loss) Earnings Per Share	$0.06	$0.13	$(0.13)	$0.39
Diluted (Loss) Earnings Per Share	$0.06	$0.13	$(0.13)	$0.39
Dividends Declared Per Share	$0.01	$0.04	$0.09	$0.12
See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp
Consolidated Condensed Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2009
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2008	$3,214	$1,044	$31,979	$537	$(2,998)	$33,776
Net loss	—	—	(392)	—	—	(392)
Increase of $315 in unrealized gain on available-for-sale securities, net of income tax	—	—	—	212	—	212
Comprehensive loss						(180)
Share-based compensation	—	3	—	—	—	3
Dividends declared ($0.09 per share)	—	—	(269)	—	—	(269)
Balance at September 30, 2009	$3,214	$1,047	$31,318	$749	$(2,998)	$33,330
See notes to consolidated condensed financial statements.

(5)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net (loss) income	$(392)	$1,159
Items not requiring (providing) cash
Provision for losses on loans	1,273	797
Depreciation and amortization	794	512
Increase in cash value of life insurance	(643)	(677)
Gain from sale of available-for-sale securities	(895)	(103)
Mortgage loans originated for sale	(14,593)	(1,096)
Proceeds from sale of mortgage loans	13,187	1,129
Gains on sale of loans and servicing rights	(278)	(50)
Loss on sale or write-down of other real estate owned and other repossessed assets	976	124
Gain on liquidation of minority interest in unconsolidated investment	(192)	—
Increase in accrued interest payable	669	25
Other adjustments	(217)	154
Net cash (used in) provided by operating activities	(311)	1,974
Investing Activities
Purchase of securities	(24,225)	(30,103)
Proceeds/principal from the sale of securities	34,756	9,323
Proceeds/principal from maturities/calls of securities	—	3,000
Principal collected on mortgage-backed securities	11,924	5,751
Net change in loans	(11,360)	(22,585)
Proceeds from sales of other real estate owned	642	251
Purchase of insurance book of business	(724)	—
Proceeds from liquidation of minority interest in unconsolidated investment	645	—
Net purchases and construction of premises and equipment	(1,476)	(6,391)
Construction cost for other real estate owned	—	(566)
Other investing activities	49	144
Net cash provided by (used in) investing activities	10,231	(41,176)
Financing Activities
Net change in demand and savings deposits	23,981	(7,043)
Net change in certificates of deposit	(2,122)	13,072
Decrease in drafts payable	(382)	(2,940)
Net change in short-term borrowings	—	4,000
Proceeds from long-term borrowings	—	34,500
Repayment of long-term borrowings	(29,300)	(1,778)
Net change in advances by borrowers for taxes and insurance	147	383
Cash dividends paid	(269)	(358)
Net cash (used in) provided by financing activities	(7,945)	39,836
Change in Cash and Cash Equivalents	1,975	634
Cash and Cash Equivalents at Beginning of Year	8,449	17,172
Cash and Cash Equivalents at End of Quarter	$10,424	$17,806

Supplemental information:
Interest paid on deposits	$4,341	$6,218
Interest paid on borrowings	$2,652	$2,655
Income taxes paid net of income taxes refunded	$—	$100
Non-cash supplemental information:
Transfers from loans to other real estate owned	$3,048	$1,336
See notes to consolidated condensed financial statements.

(6)

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

NOTE B - - SHAREHOLDERS’ EQUITY

On August 31, 2009, the Board of Directors declared a quarterly cash dividend of $0.01 per share.  This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on September 11, 2009, and was paid on October 2, 2009.

 No stock options were exercised during the third quarter of 2009.

NOTE C - - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2009			2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$187	2,988,952	$0.06	$393	2,988,952	$0.13
Effect of dilutive stock options	-	-		-	-
Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$187	2,988,952	$0.06	$393	2,988,952	$0.13

	(In thousands, except share data)
	Nine Months Ended September 30,
	2009			2008
	Loss	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic (Loss) Earnings Per Share: (Loss) income available to common shareholders	$(392)	2,988,952	$(0.13)	$1,159	2,988,952	$0.39
Effect of dilutive stock options	-	-		-	-
Diluted (Loss) Earnings Per Share: (Loss) income available to common shareholders and assumed conversions	$(392)	2,988,952	$(0.13)	$1,159	2,988,952	$0.39

Options to purchase 172,982 and 184,482 shares of common stock at exercise prices of $9.25 to $15.56 and $9.25 to $15.56 per share were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(7)

NOTE D - - INVESTMENT SECURITIES

            The following tables provide the composition of investment securities at September 30, 2009, and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2009
Mortgage-backed securities - pass through	$38,866	$1,055	$3	$39,918
Collateralized mortgage obligations	6,101	—	46	6,055
Municipal securities	3,461	120	—	3,581
SBA asset-backed securities	2,876	13	—	2,899
Mutual funds	1,559	47	—	1,606
	$52,863	$1,235	$49	$54,059

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
Mortgage-backed securities	$54,276	$1,127	$114	$55,289
Municipal securities	18,700	227	370	18,557
Mutual funds	1,513	12	—	1,525
	$74,489	$1,366	$484	$75,371

The amortized cost and fair value of securities available for sale at September 30, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	324	344
Five to ten years	—	—
After ten years	3,137	3,237
	3,461	3,581
Mortgage-backed securities – pass-through	38,866	39,918
Collateralized mortgage obligations	6,101	6,055
SBA asset-backed securities	2,876	2,899
Equity securities	1,559	1,606
	$52,863	$54,059

Mortgage-backed securities: The contractual cash flows of those investments are guaranteed by agencies of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

Collateralized mortgage obligations: The unrealized losses on the Company’s investment in collateralized mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by the Ginnie Mae, a corporation owned by the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009.

(8)

SBA asset-backed securities:  The contractual cash flows of those investments are guaranteed by the U.S. Small Business Association, an agency of the U.S. Government.  Accordingly, it is expected that the security would not be settled at a price less than the amortized cost of the Company’s investment.

Municipal securities:  All of the municipal securities in the Company’s investment portfolio at September 30, 2009 that were rated by Moody’s Investors Service received an investment grade credit quality rating.  Two securities were not rated by Moody’s, but received an investment grade rating from Standard & Poor’s.  One security was not rated by either Moody’s or Standard & Poor’s.   The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Equity securities:  The equity securities balance at September 30, 2009 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA by Standard & Poor’s.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2009 and December 31, 2008 were $6,403,000 and $18,004,000, which is approximately 11.8% and 23.9% of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008:

At September 30, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities – pass-thru	$76	$—	$273	$3	$349	$3
Collateralized mortgage obligations	6,054	46	—	—	6,054	46
	$6,130	$46	$273	$3	$6,403	$49

At December 31, 2008	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,490	$93	$1,524	$21	$8,014	$114
Municipal securities	5,865	187	4,125	183	9,990	370
	$12,355	$280	$5,649	$204	$18,004	$484

Investment securities with a total market value of $30,706,000 and $32,339,000 were pledged at September 30, 2009 and December 31, 2008, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,092,000 and $9,512,000 were pledged at September 30, 2009 and December 31, 2008, respectively, to secure a repurchase agreement.

A gross gain of $959,000 and a gross loss of $64,000 resulting from sales of available for sale securities were realized during the first nine months of 2009, with a net tax expense of $304,000.

(9)

NOTE E - - CURRENT AND FUTURE ACCOUNTING MATTERS

❑	Financial Accounting Standards Board (FASB)

▪	Accounting Standards Update (ASU) No. 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share

In September 2009, this ASU was issued and permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date.  The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the Update.  ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  We are currently assessing the impact of the ASU on our financial condition, results of operations, and disclosures.

▪	ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”

In August 2009, this ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  We are currently assessing the impact of the on our financial condition, results of operations, and disclosures.

▪	ASU 2009-01 (Formerly SFAS No. 168, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles)

ASU 2009-01 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  ASU 2009-01 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We have made the appropriate changes to GAAP references in our financial statements.

▪	ASC 810-10 (Formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R))

In June 2009, the FASB issued consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of FIN 46(R).  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are currently assessing the impact of SFAS 167 on our financial condition, results of operations, and disclosures.

▪	ASC 860 (Formerly SFAS No. 166, Accounting for Transfers of Financial Assets Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140)

SFAS 166 amends the derecognition accounting and disclosure guidance relating to SFAS 140.  SFAS 166 eliminates the exemption from consolidation for QSPEs, it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS 167.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are currently assessing the impact of SFAS 166 on our financial condition, results of operations, and disclosures.

(10)

▪	ASC 855 (Formerly SFAS No. 165, Subsequent Events)

In May 2009, the FASB issued SFAS 165 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 was effective for interim or annual periods ending after June 15, 2009.  We adopted the provisions of SFAS 165 and this change is reflected in Note H - Subsequent Events.

▪	ASC 825 (Formerly FASB Staff Position (FSP) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments)

In April 2009, the FASB issued the FSP which requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP is effective for interim and annual financial periods ending after June 15, 2009.  We adopted the provisions of the FSP on April 1, 2009 and the impact on our disclosures is more fully discussed in Note G.

▪	ASC 320 (Formerly FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary-Impairment)

In April 2009, the FASB issued the FSP which (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the FSP, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  The FSP is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of the FSP on April 1, 2009.

▪	ASC 820 (Formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly)

In April 2009, the FASB issued the FSP which affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of the FSP on April 1, 2009.  We adopted the provisions of the FSP on April 1, 2009.

▪	ASC 260 (Formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities)

In June 2008, the FASB issued the FSP which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  The FSP also provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The provisions of the FSP did not have a material impact on our EPS calculation.

(11)

NOTE F – RETIREMENT PLAN

           Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors.  At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan.  Instead, the Company entered into separate agreements with these certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payments due at the full eligibility date.  The liability for the agreements was $1.8 million at September 30, 2009 and $1.7 million at December 31, 2008.  The expense for the Plan was $54,000 and $163,000 for the three month and nine month periods ended September 30, 2009, respectively.

NOTE G – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

          Effective January 1, 2008, the Company adopted new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance has been applied prospectively as of the beginning of the year/period.

          This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy has been established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Leve l	Quoted prices in active markets for identical assets or liabilities

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008:

(12)

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2009:
Mortgage-backed securities – pass-thru	$39,918,000	$—	$39,918,000	$—
Collateralized mortgage obligations	6,055,000	—	6,055,000	—
Municipal securities	3,581,000	—	3,581,000	—
SBA asset-backed securities	2,899,000	—	2,899,000	—
Mutual funds	1,606,000	1,606,000	—	—
	$54,059,000	$1,606,000	$52,453,000	$—

At December 31, 2008:
Mortgage-backed securities	$55,289,000	$—	$55,289,000	$—
Municipal securities	18,557,000	—	18,557,000	—
Mutual funds	1,525,000	1,525,000	—	—
	$75,371,000	$1,525,000	$73,846,000

               Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans and Other Real Estate Owned

Loan impairment is reported when substantial doubt about the collectibility of scheduled payments exists.  Impaired loans are carried at the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of the loan is confirmed.  During the first nine months of 2009, twenty-two impaired loans were partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific reserve, of $11.6 million as of September 30, 2009.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned on September 30, 2009 that was recognized during the nine months ended September 30, 2009 was $777,000, which was recorded as a direct charge to current earnings.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2009:
Impaired loans	$11,567,000	$—	$—	$11,567,000
Other real estate owned	5,432,000	—	—	5,432,000

At December 31, 2008:
Impaired loans	$8,151,000	$—	$—	$8,151,000
Other real estate owned	3,881,000	—	—	3,881,000

(13)

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

The following table presents the estimates of fair value of financial instruments:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$10,424	$10,424	$8,449	$8,449
Investment securities available for sale	54,059	54,059	75,371	75,371
Loans held for sale	1,515	1,515	—	—
Loans	329,597	333,433	322,535	326,393
Interest receivable	1,561	1,561	1,717	1,717
Stock in FHLB	5,629	5,629	5,629	5,629

Liabilities
Deposits	346,265	340,514	324,406	327,978
Borrowings	68,435	65,959	97,735	95,762
Interest payable	1,444	1,444	780	780
Drafts payable	1,200	1,200	1,582	1,582

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

NOTE H – SUBSEQUENT EVENT

               Subsequent events have been evaluated through November 13, 2009, which is the date the financial statements were issued.

(14)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards.  It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other reports on Forms 10-Q and 8-K and other publicly available information.

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

(15)

               The Bank has three wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”), Ameriana Financial Services, Inc. (“AFS”) and Ameriana Investment Management, Inc. (“AIMI”).  AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana.  On June 30, 2009, AIA completed the purchase of the book of business of Chapin-Hayworth Insurance Agency Inc. located in New Castle, Indiana.  AFS had offered insurance products through its ownership of an interest in Family Financial Life Insurance Company (“Family Financial”), New Orleans, Louisiana, which offers a full line of credit-related insurance products.  On May 22, 2009, the Company announced that AFS had liquidated its 16.67% interest in Family Financial, and recorded a pre-tax gain of $192,000 from the transaction.  AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.  AIMI manages the Company’s investment portfolio.

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

Executive Overview of the Third Quarter of 2009

             The Company recorded net income of $187,000, or $0.06 per share, for the third quarter of 2009, which resulted primarily from $793,000 in gains from sales of investment securities, exceeding credit costs for the quarter that were inflated by the weak economic environment.  Credit costs included a loan loss provision of $320,000, and net losses of $276,000 from sales and write-downs of other real estate owned (“OREO”) and a major non-real estate repossessed asset.  An FDIC insurance expense of $409,000 also had a significant negative impact on third quarter earnings.  Following is additional summary information for the quarter:

•	The Company reduced its quarterly dividend from $0.04 per share to $0.01 per share.

•	All three of the Bank’s capital ratios at September 30, 2009 were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income for the third quarter of 2009 was $303,000, or 10.1%, higher than the same quarter in 2008, primarily from the growth of the Bank’s loan portfolio.

•	Net interest margin of 3.126%, on a fully tax-equivalent basis for the third quarter of 2009 was essentially unchanged from 3.122% for the same period of 2008.

•
A $115,000 increase in the provision for loan losses, compared to the same period of 2008, to $320,000 resulted from the Bank’s efforts to strengthen the allowance for loan losses due to an increase in non-performing loans.

•
Other income of $1.8 million for the third quarter of 2009 was $736,000, or 71.6%, greater than the total for the same quarter of 2008, and resulted primarily from $793,000 in gains from sales of investment securities, compared to $6,000 in losses during the same period in 2008, reduced by higher credit costs.

•
Other expense for the third quarter of 2009 was $1.2 million, or 33.3%, higher than the same quarter in 2008, due primarily to the acceleration of the Bank’s Indianapolis retail expansion strategy, and higher FDIC insurance premium expense due mostly to a higher industry-wide assessment rate and the one-time credit being exhausted earlier in the year.

(16)

•	The income tax benefit of $49,000 for the third quarter of 2009 was related primarily to the significant amount of tax-exempt income from municipal securities and bank-owned life insurance.

For the third quarter of 2009, total assets decreased by $32.8 million, or 6.7%, to $456.6 million due primarily to balance sheet restructuring strategies implemented by the Bank to strengthen its capital position.  Significant factors relating to balance sheet items include:

•
A $10.8 million reduction in the investment portfolio during the quarter resulted primarily from principal payments on mortgage-backed securities and $26.8 million in securities sales exceeding the $18.8 million of securities purchases.  All securities purchased during the quarter are Ginnie Mae securities that carry the full faith and credit of the U.S. Government.  The Bank continues to sell municipal securities as part of its overall income tax strategy.

•
Net loans receivable of $329.6 million at September 30, 2009 represented a decrease of $6.2 million, or 1.8%, for the quarter, as commercial loan demand remained weak and the Bank continued the strategic change adopted earlier in the year of selling fixed-rate residential products in the secondary market.

•	Reflective of the continuing weak economy, total non-performing loans of $8.3 million, or 2.48% of total net loans, at September 30, 2009, represented a $3.9 million increase from June 30, 2009.

•
The allowance for loan losses of $3.9 million at September 30, 2009, was equal to 1.16% of total loans and 46.72% of non-performing loans, compared to ratios of 1.07% and 82.7%, respectively, at June 30, 2009.

•
As of September 30, 2009, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities.  The Company has no direct exposure to sub-prime loans in its loan portfolio.

•
During the third quarter of 2009, total deposits decreased by $27.5 million, or 7.4%, to $346.3 million.  A Bank-planned reduction of non-core public funds investments resulted in $24.9 million of this decrease.  No brokered certificates of deposit were held at September 30, 2009.

•	Also, during the third quarter of 2009, an $800,000 note to the FHLB matured and the Bank prepaid a $5.0 million borrowing from the FHLB that carried a January 25, 2010 maturity date.

Regulatory Action

On September 28, 2009, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things:

•
Adopt a capital plan to increase its Tier 1 Leverage Ratio to 7.75% by December 31, 2009 and to 8.00% at March 31, 2010 and to increase its Total Risk-Based Capital Ratio to 12.00% by December 31, 2009;

•	Adopt a written plan to less classified assets;
•	Formulate and implement a written profit plan;
•	Receive prior written consent from the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends;
•	Strive to reduce total holdings of bank-owned life insurance; and
•	Furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the resolution.

Strategic Issues

As part of the Bank’s efforts to expand its commercial lending capabilities, in the second quarter of 2007, the Bank opened a commercial lending center in the fast growing suburban area of Carmel, Indiana. This office, our current emphasis on commercial lending and our strong focus on retail banking activities, are expected to allow us to produce earnings growth for the Company.

A major remodeling of our Greenfield Banking Center, our second largest office, was completed in the third quarter of 2008. The renovations will provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that will include interactive terminals, an internet café, and multi-media in-store marketing.

(17)

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

(18)

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

               Income Tax Accounting.   We file a consolidated federal income tax return.  The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

               Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At September 30, 2009 and December 31, 2008, we determined that valuation allowances were not necessary, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

                Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

                We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at September 30, 2009.

FINANCIAL CONDITION

               Total assets of $456.6 million at September 30, 2009 represented a reduction of $6.9 million, or 1.5%, from the December 31, 2008 total of $463.5 million.  This managed reduction of the balance sheet occurred in the third quarter of 2009 after the Company reported total assets of $489.4 million at June 30, 2009, and represented a $32.8 million, or 6.7%, reduction in total assets for the most recent three month period.  The Company embarked on this restructuring to strengthen its capital position to be in a better position to sustain the possible consequences of a continuing weak economy.  During the third quarter, the strategy focused primarily on eliminating non-core deposits and reducing the level of borrowed money with excess cash accumulated during 2009, and also with the proceeds from some of the securities sales executed during the quarter.  The sales of these securities, along with other security sales in the quarter, also allowed the Company to realize gains and enhance the quarter’s earnings.

(19)

             Cash and cash equivalents of $10.4 million at September 30, 2009 were $2.0 million higher than the December 31, 2008 total of $8.4 million, but $16.8 million less than the June 30, 2009 total of $27.2 million.  Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

               Investment securities available for sale decreased 28.2% to $54.1 million at September 30, 2009 from $75.4 million at December 31, 2008.  This $21.3 million decrease was due primarily to sales of municipal securities, and sales and principal repayments on mortgage-backed securities that exceeded new purchases.  Municipal securities decreased to $3.6 million through total sales of $15.2 million designed primarily to support the Bank’s income tax  strategies.  Principal repayments of $11.9 million and sales of $19.4 million of securities, offset by $21.3 million of Ginnie Mae purchases, reduced the total fair value of mortgage-backed pass-through and collateralized mortgage obligation securities to $46.0 million.  All mortgage-backed securities in the portfolio at September 30, 2009 are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.  Purchases during the nine-month period ended September 30, 2009 included $15.2 million of Ginnie Mae pass-through mortgage-backed securities, $6.1 million of Ginnie Mae collateralized mortgage obligations, and one $2.9 million U.S. Small Business Administration security, all of which  carry the full faith and credit guarantee of the U.S. Government.

                 We realized a $7.1 million, or 2.2%, increase in net loans receivable to $329.6 million from $322.5 million at December 31, 2008.  Our commercial loan growth objective for the nine months of 2009 was negatively impacted by the effect of the economic recession on the business community, while residential mortgage loan origination volume exceeded projections, due primarily to a significant amount of refinancing activity resulting from the Federal Reserve’s actions to reduce mortgage loan interest rates.  For the nine months ended September 30, 2009, the Bank’s commercial and investment residential real estate, and commercial business loans increased $2.7 million, or 1.5%, to $179.7 million.  The owner-occupied residential real estate first mortgage loan portfolio grew $6.0 million, or 4.9%, during the nine month period to $127.8 million at September 30, 2009, however the growth was limited by management’s decision to sell $14.6 million of new originations due to balance sheet management considerations.  The Bank had elected to add most new originations of this product to its portfolio during the first quarter, as spreads to funding costs continued to remain wide, but then modified its mortgage banking strategy and sold most of the new residential real estate production into the secondary market.  The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

                   Premises and equipment of $15.7 million at September 30, 2009 represented a $749,000 increase over the total of $14.9 million at December 31, 2008.  The net increase was a result of payments for additions totaling $1.5 million, related primarily to the Indianapolis market expansion strategy, exceeding $727,000 of depreciation for the nine-month period ended September 30, 2009.

                   The $85,000 increase in goodwill from $564,000 at December 31, 2008 to $649,000 at September 30, 2009 resulted from the June 30, 2009 purchase of an insurance agency book of business.  $457,000 of the goodwill reported for both dates relates to deposits associated with a banking center acquired on February 27, 1998.  The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill.

                   The total for other assets was $9.3 million at September 30, 2009, compared to $8.5 million at December 31, 2008.  This increase of $843,000 was primarily the net of the $629,000 unamortized portion of AIA’s purchase price for an insurance book of business not allocated to goodwill and a $630,000 increase in deferred tax assets, reduced by the $453,000 December 31, 2008 book value of the investment in Family Financial that was liquidated in 2009.

                  Total deposits of $346.3 million at September 30, 2009 represented an increase of $21.9 million, or 6.7%, from the total of $324.4 million at December 31, 2008, but $27.5 million less than the total at June 30, 2009, as the Bank worked diligently to reduce non-core deposits as part of its balance sheet restructuring strategy.  During the third quarter, the Bank reduced its total of public funds certificates of deposit by $11.1 million primarily through not accepting renewals, and reduced public funds checking balances by $13.8 million through re-pricing strategies.  $21.6 million of growth was realized with the Bank’s public funds checking product during the first six months of 2009, as the municipalities found our pricing for this product to be more attractive for their short-term investments than bids being received for certificates of deposit. $21.1 million of the $30.2 million growth in retail and business deposits during the nine months of 2009 was attributed to the three new Indianapolis metropolitan area banking centers located in Fishers, Carmel and Westfield.  The Bank has maintained its focus on strategies designed to grow total balances in multi-product deposit relationships.  Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

(20)

                  Borrowings declined by $29.3 million during the first nine months of 2009 to $68.4 million, as the Bank used available cash to repay five borrowings from the Federal Home Loan Bank that had reached maturity, and prepaid one $5.0 million borrowing from the Federal Home Loan Bank that had been scheduled to mature on January 25, 2010.  Wholesale funding options and strategies are continuously being analyzed to ensure that we retain sufficient sources of credit to fund all of the Company’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

                  Drafts payable of $1.2 million at September 30, 2009 reflected a $382,000 decrease from $1.6 million at December 31, 2008.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

                  Total shareholders’ equity of $33.3 million at September 30, 2009 was $446,000 lower than the total at December 31, 2008, with the reduction resulting from the $392,000 net loss and $269,000 in dividends paid during the nine month period, partially offset by an unrealized gain net of income taxes of $212,000 from the Bank’s available for sale investments securities portfolio. The Company declined to participate in the United States Treasury Department’s Troubled Asset Relief Program, even though the Treasury approved the purchase of up to $9.8 million of the Company’s senior preferred stock.  The Company and the Bank’s three regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Third Quarter of 2009 compared to the Third Quarter of 2008

               The Company recorded net income of $187,000, or $0.06 per diluted share, for the third quarter of 2009, compared to net income of $393,000, or $0.13 per diluted share, for the third quarter of 2008.

               Although credit costs related to the weak economic environment had a significant negative impact on 2009 third quarter earnings, the results benefited from balance sheet restructuring strategies that produced $793,000 in net gains on sales of investment securities.  Compared to the same period in 2008, other expense for the third quarter of 2009 increased by $1.2 million primarily due to costs associated with the three new Indianapolis metropolitan area banking centers, and higher expenses related to a pension plan, FDIC insurance premiums, and OREO expense.

Net Interest Income

               Net interest income on a fully tax-equivalent basis increased $231,000, or 7.4%, to $3.4 million for the third quarter of 2009 compared to $3.1 million for the same period of 2008.  The increase resulted primarily from a 7.0%, or $27.8 million, increase in average interest-earning assets. The Company’s net interest margin on a fully tax-equivalent was essentially unchanged at 3.126% for the third quarter of 2009 compared to 3.122% for the third quarter of 2008.

              Tax-exempt interest was $110,000 for the third quarter of 2009 compared to $249,000 for the same period of 2008. Our tax-exempt interest was from bank-qualified municipal securities and municipal loans.  The tax-equivalent adjustments were $54,000 and $125,000 for the third quarter of 2009 and 2008, respectively.  The decrease in tax-exempt interest for the third quarter compared to the same period of 2008 was due primarily to the significant amount of municipal securities sales.

(21)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2009	2008
Balance at beginning of quarter	$3,643	$2,909
Provision for loan losses	320	205
Charge-offs	(135)	(105)
Recoveries	42	5
Net charge-offs	(93)	(100)
Balance at end of period	$3,870	$3,014
Allowance to total loans	1.16%	0.95%
Allowance to non-performing loans	46.72%	66.76%

We recorded a provision for loan losses of $320,000 in the third quarter of 2009, compared to $205,000 for the same period in 2008.  The provision for loan losses for the third quarter of 2009 reflected the continuing pressure of current economic conditions on credit quality, including an increase in non-performing loans.  Based on the results of the Company’s continuing review process, it is management’s opinion that the allowance for loan losses is adequate as of September 30, 2009.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2009	2008

Loans accounted for on a non-accrual basis	$7,685	$4,467

Accruing loans contractually past due 90 days or more	598	49

Total of non-accrual and 90 days past due loans	$8,283	$4,516
Percentage of total net loans	2.48%	1.43%
Other non-performing assets (1)	$5,570	$4,044

(1)   Other non-performing assets represent property acquired through foreclosure or repossession.  This property is carried at the lower of its fair market value or its carrying value.

                Although the allowance for loan losses of $3.9 million at September 30, 2009 was $856,000, or 28.4%, higher than a year earlier, the allowance for loan losses to non-performing loans ratio of 46.72% at September 30, 2009 reflected a significant change from the ratio of 66.76% at September 30, 2008 as the result of the higher total of non-performing loans.  Non-performing loans of $8.3 million at September 30, 2009 represented an 83.4% increase over the total of $4.5 million at September 30, 2008.

             Other real estate owned of $5.4 million at September 30, 2009, represented a decrease of $226,000 from June 30, 2009, with two new properties and three sales, and five write downs that totaled $152,000.

              An additional write-down of $150,000 in the third quarter of 2009 of a helicopter repossessed in December of 2008, resulted in the total for repossessed assets declining from $288,000 at June 30, 2009 to $138,000 at September 30, 2009.

Other Income

             The Company recorded other income of $1.8 million for the third quarter of 2009, an increase of $736,000 over $1.0 million for the same period a year earlier:

(22)

•
Due primarily to the June 30, 2009 acquisition of an insurance agency book of business, brokerage and insurance commission income of $360,000 for the third quarter of 2009 increased $135,000 over the total for the same period of 2008.

•	Due primarily to a different mortgage-banking strategy, gains on sales of loans and servicing rights of $91,000 for the third quarter were $82,000 greater than the same quarter of 2008.

•
Balance sheet restructuring strategies in the third quarter of 2009 resulted in $793,000 in net gains from sales of investment securities, compared to a net loss of $6,000 during the same period of 2008.

•
A total of $276,000 in net losses during the third quarter of 2009 from OREO and other repossessed assets, including the $150,000 write-down of the helicopter, negatively impacted earnings, while the third quarter of 2008 benefited from a $9,000 net gain from OREO.

•	The Bank earned $77,000 in rental income from an OREO apartment complex for the third quarter of 2009, and recorded no OREO rental income for the same period in 2008.

•	The $25,000 decrease in income from bank owned life insurance for the third quarter of 2009 compared to the same period of 2008 resulted from a lower average yield on the policies.

Other Expense

           The $1.2 million, or 33.3%, increase in total other expense for the third quarter of 2009, compared to the third quarter of 2008, resulted primarily from the acceleration of the Bank’s Indianapolis retail expansion strategy, a higher required pension plan contribution, higher FDIC insurance premiums, and OREO expense:

•
The $2.5 million total cost for salaries and employees benefits for the third quarter of 2009 was $418,000 higher than the year earlier quarter, due mostly to compensation costs related to the three new banking centers and significantly higher funding costs for the frozen defined benefit retirement plan.  The increase would have been materially greater without the benefit from the elimination of other positions through attrition.

•
The $151,000 increase in office occupancy expense and the $41,000 increase in furniture and equipment expense were due mostly to costs associated with the two new banking centers that opened during the fourth quarter of 2008, the new banking center that opened in May of 2009, and the major banking center remodel that was completed in September of 2008.

•
The $394,000 increase in FDIC insurance premiums and assessments resulted from a higher industry-wide insurance assessment rate than a year earlier, the balance of the one-time assessment credit being used up in the first half of 2009, and a correcting entry to properly reflect the Bank’s accrued expense at quarter end.

•
The $116,000 of other real estate owned expense exceeded the total for the same quarter a year earlier by $65,000 and related primarily to real estate taxes and to operating expenses for the OREO apartment complex that provided $77,000 of rental income during the quarter.

Income Tax Expense

             The Company had income before income taxes of $138,000, but recorded an income tax benefit of $49,000 for the third quarter of 2009 due to a significant amount of tax-exempt income from municipal securities and BOLI.  For the same quarter of 2008, the Company had income before taxes of $368,000 and recorded a tax benefit of $25,000 that was due to a similar amount of BOLI income coupled with the interest from a larger average investment in municipal securities.  The municipal securities portfolio had been reduced from an average balance of $18.6 million for the third quarter of 2008 to an average balance of $7.1 million for the third quarter of 2009.

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

(23)

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

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

               The Company recorded a net loss of $392,000, or $(0.13) per diluted share, for the first nine months of 2009, compared to net income of $1.2 million, or $0.39 per diluted share, for the first nine months of 2008.

               Net income in the year-earlier period benefited from a favorable federal income tax ruling that resulted in an additional $150,000 of income tax benefit.  The net loss for the nine months of 2009 resulted primarily from a loan loss provision of $1.3 million, and net losses from OREO and other repossessed asset sales or write-downs that totaled $976,000.  These losses were partially offset by $895,000 of net gains realized from the sales of investment securities.

             The Company achieved net interest income growth of $656,000, or 7.5%, compared to the first nine months of 2008 that resulted primarily from the Bank’s success with continuing efforts related to loan portfolio growth.  The significant increase in other expense for the nine months of 2009 compared to the same period in 2008 was due primarily to costs associated with the new banking centers, the FDIC special assessment and higher FDIC insurance costs, and higher OREO expense.

Net Interest Income

             Net interest income on a fully tax-equivalent basis increased $461,000, or 5.0%, to $9.6 million for the nine months of 2009 compared to $9.2 million for the same period of 2008, and resulted primarily from growth of $15.7 million, or 5.0%, in the Bank’s loan portfolio.  The Company’s net interest margin on a fully tax-equivalent basis declined to 2.99% for the nine months of 2009 from 3.09% for the first nine months of 2008.  The decrease in the net interest margin was due largely to activity during the first six months of 2009 involving strategies to grow cash and cash equivalents to address risks associated with difficult economic conditions, as well as an interest rate spread issue related to a temporary significant increase in interest-bearing non-maturity public funds deposits.

             Tax-exempt interest was $441,000 for the nine months of 2009 compared to $818,000 for the same period of 2008. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans.  The tax-equivalent adjustments were $221,000 and $415,000 for the nine months of 2009 and 2008, respectively.  The decrease in tax-exempt interest for the nine months of 2009 compared to the same period of 2008 was due primarily to the significant amount of municipal securities sales.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2009	2008
Balance at beginning of year	$2,991	$2,677
Provision for loan losses	1,273	797
Charge-offs	(453)	(546)
Recoveries	59	86
Net charge-offs	(394)	(460)
Balance at end of period	$3,870	$3,014

We had a provision for loan losses of $1.3 million for the nine months of 2009, compared to $797,000 for the same period in 2008.  The increase in the provision reflected the additional loan portfolio growth and the continuing pressure of current economic conditions on credit quality, which resulted in increased non-performing loans.  The allowance to total loans ratio was 1.16% at September 30, 2009 compared to 0.92% at December 31, 2008.

(24)

Other Income

            The $373,000 increase in other income to $3.6 million for the nine months of 2009, compared to $3.2 million for the same period of 2008, resulted primarily from the following:

•
A $792,000 increase in gains on available for sale investment securities from $103,000 for the nine months ended September 30, 2008 to $895,000 for the nine months ended September 30, 2009 that resulted primarily from balance sheet restructuring strategies;

•	A $228,000 increase in gains on sales of loans and servicing rights from $278,000;

•	$182,000 in OREO income from the operation of an apartment complex compared to none for the same period of 2008;

•	The $192,000 gain from the liquidation of a minority interest in Family Financial; reduced by

•	An $817,000 increase in net losses on OREO from $9,000 for the nine months ended September 30, 2008 to $826,000 for the nine months ended September 30, 2009;

•	A $150,000 write-down of a repossessed helicopter; and

•
A $66,000 decrease in other income that resulted primarily from a $56,000 increase in the amortization of originated mortgage loan servicing rights amortization due mostly to higher refinancing activity than in the same period of 2008.

Other Expense

            The Company recorded a $2.5 million growth in total other expense for the nine months of 2009, compared to the first nine months of 2008, with the following increases:

•
An increase of $1.2 million in the total of salaries and employee benefits, office occupancy expense, furniture and equipment expense, and marketing expense that was due mostly to costs associated with the two new banking centers that opened during the fourth quarter of 2008, the new banking center that opened in May of 2009, and the major banking center remodel that was completed in September 2008;

•	A $130,000 increase in legal and professional fees to $543,000 that resulted primarily from higher legal fees, mostly related to the Abstract & Title Guaranty Company, Inc. litigation;

•
A $630,000 increase in FDIC insurance premiums and assessments that was related primarily to higher net premiums due to industry-wide increases and the exhaustion of the one-time credit, coupled with the industry-wide special assessment that resulted in a $225,000 second quarter expense for the Bank;

•	A $100,000 increase in data processing expense to $570,000 that resulted primarily from a greater use of the existing electronic services, as well new electronic services provided by the Bank; and

•
The $420,000 of other real estate owned expense that exceeded the total for the same period a year earlier by $313,000, and related primarily to real estate taxes and to operating expenses for the apartment complex.

Income Tax Expense

Although the Company had a loss before income taxes of $1.1 million for the nine months of 2009, compared to income before income taxes of $812,000 for the same period of 2008, the 2008 income tax benefit was not correspondingly lower for the following two reasons.  In the first nine months of 2008, the Bank had a larger portfolio of tax-exempt municipal securities and also benefited from a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks.  The first nine months of both 2009 and 2008 benefited from significant amounts of tax-exempt income from municipal securities and BOLI.

(25)

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

              For the nine months ended September 30, 2009, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

            The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. At times, the Company has repurchasesd its stock. Substantially all of the Company’s operating cash is obtained from subsidiary service fees and dividends. Payment of such dividends to the Company by the Bank is limited under Indiana law. As part of a resolution adopted by the Board of Directors of the Bank on September 28, 2009, the Bank cannot declare or pay any dividends without the prior written consent of the FDIC and the Indiana Department of Financial Institutions.  See “Regulatory Action.”  The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

             At September 30, 2009, we had $3.5 million in loan commitments outstanding and $36.5 million of available commercial and consumer lines of credit. Certificates of deposit due within one year of September 30, 2009 totaled $135.7 million, or 39.2% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered certificates of deposit, securities sold under agreements to repurchase, and other borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than the rates that we are now paying on those certificates of deposit that are due within one year of September 30, 2009. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain with us. We also have the ability to attract and retain deposits by adjusting the interest rates offered.

             Our primary investing activity, the origination and purchase of loans, produced growth of $7.1 million in net loans receivable for the nine months of 2009.  In the first nine months of 2008, we experienced an increase of $20.5 million in net loans receivable.

             Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Total deposits increased by $21.9 million and total FHLB advances were reduced by $29.3 million during the nine months of 2009. There were no brokered certificates at either September 30, 2009 or December 31, 2008.

             In March 2006, the Company completed a private placement of $10.0 million in trust preferred securities. The proceeds from the private placement are included in Borrowings on the Consolidated Condensed Balance Sheets.  The proceeds were used initially for paying down short-term borrowings and were also used to fund a stock repurchase program.

            We paid $269,000 in cash dividends to our shareholders for the nine-month period ended September 30, 2009 and $358,000 for the nine-month period ended September 30, 2008.  The dividend rates were $0.09 per share for the first nine months of 2009 and $0.12 per share for the first nine months of 2008.

(26)

             The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, both the Company and the Bank exceeded all of their regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.  In addition, as part of a resolution adopted by the Board of Directors of the Bank on September 28, 2009, the Bank agreed to adopt a capital plan to increase its Tier 1 Leverage Ratio to 7.75% by December 31, 2009 and to 8.00% at March 31, 2010 and to increase its Total Risk-Based Capital Ratio to 12.00% by December 31, 2009.  See “Regulatory Action.”

              There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At September 30, 2009 and December 31, 2008, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since September 30, 2009, that management believes have changed this classification.

              Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2009
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,262	12.39%	$26,637	8.00%	$33,297	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,244	11.19%	$13,319	4.00%	$19,978	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,244	7.82%	$14,280	3.00%	$23,800	5.00%

December 31, 2008
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,715	12.78%	$26,110	8.00%	$32,638	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,592	11.82%	$13,055	4.00%	$19,583	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,592	8.34%	$13,879	3.00%	$23,131	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2009
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,551	12.39%	$26,826	8.00%	$33,533	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,533	11.19%	$13,413	4.00%	$20,119	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,533	7.87%	$14,301	3.00%	$23,835	5.00%

(27)

December 31, 2008
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,008	12.79%	$26,277	8.00%	$32,846	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,885	11.84%	$13,138	4.00%	$19,708	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,885	8.39%	$13,903	3.00%	$23,171	5.00%

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

ITEM 4T – CONTROLS AND PROCEDURES

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

            There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were forged and deposited into an account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of approximately $740,000 plus interest and attorney fees.  The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation.  Discovery is now being conducted by both parties.    The parties anticipate that the matter will go to trial in mid to late 2010.

(28)

           Except as indicated above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

Failure to comply with the restrictions and conditions in the resolution adopted by our board at the request of the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions could result in additional enforcement action against us.

On September 28, 2009, the Board of Directors of the Bank, adopted a resolution agreeing to higher capital requirements, requirements to reduce the level of our classified and criticized assets and restrictions on dividend payments.  These restrictions may impede our ability to operate our business.  If we fail to comply with the terms and conditions of the board resolution, the FDIC and the Indiana Department of Financial Institutions could take enforcement action against us, including the imposition of further operating restrictions.  These enforcement actions could take the form of a memorandum of understanding or a cease and desist order.  Any informal or formal enforcement action could harm our reputation and our ability to retain or attract customers or employees and impact the trading price of our common stock.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                The Company did not repurchase any of its common stock during the quarter ended September 30, 2009, and at September 30, 2009 had no approved repurchase plans or programs.

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

AMERIANA BANCORP

DATE: November 13, 2009	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: November 13, 2009	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)