Form 10-K
period 2009-12-31
AMERIANA BANCORP
filed 2010-03-31
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2009 was approximately $11.6 million.  For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 30, 2010, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

INDEX

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

PART I

Item 1.  Business

General

The Company.  Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”).  The Company became the holding company for Ameriana Bank (the “Bank”) in 1990.  The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.  Reference to “we,” “us” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

The Bank.  The Bank began operations in 1890.  Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System.  Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”).  On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.  On July 31, 2006, the Bank closed its Trust Department and adopted the name “Ameriana Bank, SB.”  On June 1, 2009, the Indiana Department of Financial Institutions approved the Bank’s application to convert its charter from an Indiana savings bank to an Indiana commercial bank and adopted its present name, “Ameriana Bank.”  The charter conversion did not involve significant financial or regulatory changes and will not affect the Bank’s activities.  The Bank is subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC.  The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana and a loan production office in Carmel, Indiana.  The Bank offers a wide range of consumer and commercial banking services, including:  (1) accepting deposits; (2) originating commercial, mortgage, consumer and construction loans; and (3) through its subsidiaries, providing investment and brokerage services and insurance services.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”).  AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana.  On July 1, 2009, AIA purchased the book of business of Chapin-Hayworth Insurance Agency, Inc., a multi-line property and casualty insurance agency located in New Castle, Indiana.  AFS operates a brokerage facility in conjunction with LPL Financial.  A third wholly-owned subsidiary, Ameriana Investment Management, Inc. (“AIMI”), had been responsible for managing investment securities for the Bank.  AIMI was liquidated by the Bank effective December 31, 2009, and the investment securities were merged into the bank.

The principal sources of funds for the Bank’s lending activities include deposits received from the general public, funds borrowed from the FHLB of Indianapolis, principal amortization and prepayment of loans.  The Bank’s primary sources of income are interest and fees on loans and interest on investments.  The Bank has from time to time purchased loans and loan participations in the secondary market.  The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and mutual fund securities.  The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses incurred in the operation of the Bank.

Competition.  The geographic markets we serve are highly competitive for deposits, loans and other financial services, including retail brokerage services and insurance.  Our direct competitors include traditional banking and savings institutions, as well as other non-bank providers of financial services, such as insurance companies, brokerage firms, mortgage companies and credit unions located in the Bank’s market area.  Additional significant competition for deposits comes from money market mutual funds and corporate and government debt securities, and internet banks.

The primary factors in competing for loans are interest rates and loan origination fees, and the range of services offered by the various financial institutions.  Competition for origination of loans normally comes from commercial banks, savings institutions, mortgage bankers, mortgage brokers and insurance companies.

The Bank has banking offices in Henry, Hancock, Hendricks, Shelby, Madison, and Hamilton Counties in Indiana.  The Bank competes with several commercial banks and savings institutions in the Bank’s primary service area and in surrounding counties, many of which have capital and assets that are substantially larger than the Bank.

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

Lending Activities

General.  The principal lending activity of the Bank has been the origination of conventional first mortgage loans secured by residential property and commercial real estate, commercial loans and consumer loans.  The residential mortgage loans have been predominantly secured by single-family homes and have included construction loans.

The Bank may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States.  Notwithstanding this nationwide lending authority, the majority of the Bank’s mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hamilton, Hendricks, Madison, Shelby, Delaware and Marion counties in the State of Indiana.

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$104,231	31.92%	$98,173	30.13%	$83,282	27.88%	$62,112	24.48%	$68,484	30.58%
Residential	161,035	49.31	160,553	49.27	139,980	46.86	125,424	49.43	98,495	43.99
Construction	30,943	9.47	39,281	12.05	48,880	16.36	47,984	18.91	44,803	20.01
Commercial loans and leases	23,580	7.22	21,215	6.51	18,665	6.25	12,446	4.90	7,962	3.56
Municipal loans	2,781	0.85	2,218	0.68	2,945	0.99	—	—	—	—
Consumer loans	4,003	1.23	4,424	1.36	4,959	1.66	5,789	2.28	4,174	1.86
Total	326,573	100.00%	325,864	100.00%	298,711	100.00%	253,755	100.00%	223,918	100.00%

Less:
Undisbursed loan proceeds	1,005		386		1,892		1,769		2,485
Deferred loan fees (expenses), net	19		(48)		(131)		98		307
Allowance for loan losses	4,005		2,991		2,677		2,616		2,835
Subtotal	5,029		3,329		4,438		4,483		5,627
Total	$321,544		$322,535		$294,273		$249,272		$218,291

The following table shows, at December 31, 2009, the Bank’s loans based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
			2015 and
	2010	2011 – 2014	Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$6,522	$21,735	$237,009	$265,266
Real estate construction	17,984	5,047	7,912	30,943
Other	11,015	12,206	7,143	30,364
Total	$35,521	$38,988	$252,064	$326,573

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2009, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate_	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$153,143	$105,601	$258,744
Real estate construction	8,480	4,479	12,959
Other loans	16,809	2,540	19,349
Total	$178,432	$112,620	$291,052

Residential Real Estate and Residential Construction Lending.  The Bank originates loans on one-to four-family residences.  The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years.  Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period.  The Bank sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio.  The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations.  The Bank also originates hybrid mortgage loans.  Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter.  The residential mortgage loans originated and retained by the Bank in 2009 were composed primarily of fixed-rate loans and, to a lesser extent, hybrid loans that have a fixed-rate for five or seven years and adjust annually to the one-year constant maturity treasury rate thereafter.  The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years.  These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term.  The loans are made typically as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met.  Residential real estate construction loans were $7.9 million, or 25.7% of the construction loan portfolio at December 31, 2009 compared to $6.7 million, or 17.0% at December 31, 2008.

Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes since collateral value and construction costs can only be estimated at the time the loan is approved.  The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in its market area and by limiting the number of construction loans outstanding at any time to individual builders.  In addition, many of the Bank’s construction loans are made on homes that are pre-sold, for which permanent financing is already arranged.

In 2009, the Bank originated $56.8 million in residential real estate loans, including home equity loans,  and acquired $9.5 million of in-market loans through a broker, for a total of $66.3 million.  The total included $5.4  million in adjustable-rate residential first mortgage loans, including hybrids, $49.6 million of fixed-rate first mortgage loans, with $9.5 million from the broker, and $10.7 million of home equity credit lines and $585,000 of closed end second mortgage loans.  Sales of fixed-rate residential mortgage loans into the secondary market in 2009 and 2008 were $19.2 million and $1.8 million, respectively.  Gains on residential loan sales, including imputed gains on servicing rights, were $408,000 in 2009 compared with $51,000 in 2008.

Commercial Real Estate and Commercial Real Estate Construction Lending.  The Bank originates loans secured by both owner-occupied and nonowner-occupied properties.  The Bank originates commercial real estate loans and purchases loan participations from other financial institutions.  These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank.  At December 31, 2009, the Bank’s individual commercial real estate loan balances ranged from $5,000 to $5.2 million.  The Bank’s commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, non-owner occupied facilities and for speculative purposes.  These construction loans are granted based on a reasonable estimate of the time to complete the projects.  Commercial real estate construction loans made up $23.0 million, or 74.3% of the construction loan portfolio at December 31, 2009 compared to $36.2 million, or 92.2% at December 31, 2008.  As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2009, the largest commercial real estate lending relationship included 3 credits secured by commercial office space and a property held for future commercial development, with total commitments of $5.8 million and outstanding balances totaling $5.7 million.  All of the individual credits were performing according to their original terms at December 31, 2009.

Municipal Lending.  At December 31, 2009, the Bank’s loan portfolio included three municipal loans with approved credit limits totaling $4.1 million and outstanding balances totaling $2.8 million.  The largest loan had a credit limit of $3.2 million and had an outstanding balance of $2.0 million at December 31, 2009.  This loan has a fixed-rate of interest, is non-amortizing, and has a maturity date in 2012.  This loan was performing according to its original terms at December 31, 2009.

Consumer Lending.  The consumer lending portfolio includes automobile loans and other consumer products.  The collateral is generally the asset defined in the purpose of the request.  The policies of the Bank are adhered to in our underwriting of consumer loans.

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

Commercial Lending.  The Bank lends to business entities for the purposes of short-term working capital, inventory financing, equipment purchases and other business financing needs.  The loans can be in the form of revolving lines of credit, commercial lines of credit, or term debt.  The Bank also matches the term of the debt to the estimated useful life of the assets.

At December 31, 2009, the largest commercial relationship included nine credits with total commitments of $5.0 million and outstanding balances totaling $4.8 million that were secured by manufacturing equipment, inventory, and accounts receivable.  All of the individual credits were performing according to their original terms at December 31, 2009.

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

Originations, Purchases and Sales.  Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers.  Residential loan originations have been attributable to referrals from real estate brokers and builders, banking center staff, and commissioned loan agents.  The Bank has also obtained residential loans and commercial loans from other financial institutions, and in 2009 purchased one commercial real estate loan for $2.0 million and two commercial loans secured by business assets for $2.6 million. At December 31, 2009, balances outstanding for all loans acquired as participations or whole loan purchases totaled $29.1 million.  Commercial real estate and construction loan originations have also been obtained by direct solicitation.  Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors, and sold $19.2 million of loans in 2009.  Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes.  When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans.  The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services.  The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows.  At December 31, 2009, the Bank was servicing $115.5 million of loans for others.  The aggregate book value of capitalized servicing rights at December 31, 2009 was $707,000.

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

Loan Underwriting.  During the loan approval process, the Bank assesses both the borrower’s ability to repay the loan and the adequacy of the underlying security.  Potential residential borrowers complete an application that is submitted to a commissioned loan originator.  As part of the loan application process, the Bank obtains information concerning the income, financial condition, employment and credit history of the applicant.  In addition, qualified appraisers inspect and appraise the property that is offered to secure the loan.  The Bank’s underwriter or the Senior Vice President of Mortgage Banking approves or denies the loan request.

Consumer loan applications are evaluated using a multi-factor based scoring system or by direct underwriting.

Commercial loans that are part of a lending relationship exceeding $250,000 are submitted to the Bank’s credit analysts for review, financial analysis and for preparation of a Loan Approval Memorandum.  The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve collateralized and unsecured loans between $1.0 million and $3.0 million, and $100,000 and $1.0 million, respectively.  The Board of Directors approves all loans that exceed Loan Committee authority and those that have an exception to the loan policy, and the Loan Committee approves all loans that have a variance to loan procedure.

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

Loan Fee and Servicing Income.  In addition to interest earned on loans, the Bank receives income through servicing of loans, and fees in connection with loan originations, loan modifications, late payments, changes of property ownership and for other miscellaneous services related to the loan.  Income from these activities is volatile and varies from period to period with the volume and type of loans made.

When possible, the Bank charges loan origination fees on commercial loans that are calculated as a percentage of the amount borrowed and are charged to the borrower at the time of origination of the loan.  These fees generally range up to one point (one point being equivalent to 1% of the principal amount of the loan).  In accordance with Accounting Standards Codification 310, loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of yield over the contractual life of the related loans.

For additional information, see Note 4 to the “Consolidated Financial Statements” included under Item 8 of this Form 10-K.

Delinquencies.  When a borrower defaults on a required payment on a non-commercial loan, the Bank contacts the borrower and attempts to induce the borrower to cure the default.  A late payment notice is mailed to the borrower and a telephone contact is made after a payment is fifteen days past due.  If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing foreclosure action.  In the case of default related to a commercial loan, the contact is initiated by the commercial lender after a payment is ten days past due.  The Loan Committee reviews delinquency reports weekly and the Criticized Assets Committee reviews classified loans monthly.

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

Nonperforming Assets and Asset Classification.  Loans are reviewed regularly and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful.  Residential mortgage loans are placed on nonaccrual status when principal or interest payments are 90 days or more past due unless it is adequately secured and there is reasonable assurance of full collection of principal and interest.  Consumer loans generally are charged off when the loan delinquency exceeds 120 days.  Commercial real estate loans and commercial loans are generally placed on nonaccrual status when the loan is 90 days or more past due.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.  Subsequent payments are applied to the outstanding principal balance.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until such time as it is sold.  When such property is acquired, it is recorded at its fair value.  Any subsequent deterioration of the property is charged off directly to income, reducing the value of the asset.

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real Estate:
Residential	$3,810	$2,960	$1,465	$657	$494
Commercial	841	1,766	303	—	—
Construction	4,219	1,454	870	2,616	1,960
Commercial and leases	—	—	—	—	14
Consumer	12	38	—	53	—
Total	8,882	6,218	2,638	3,326	2,468

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	170	—	—	71	90
Consumer	1	1	—	13	—
Total	171	1	—	84	90
Total of nonaccrual and 90 days past due or more loans (1)	$9,053	$6,219	$2,638	$3,410	$2,558

Percentage of total loans	2.78%	1.91%	0.88%	1.35%	1.16%
Other nonperforming assets (2)	$5,517	$4,169	$2,517	$610	$1,413

(1)	The Company had no troubled debt restructurings at the dates indicated.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s nonperforming loans increased by $2.8 million in 2009.  The increase was due primarily to the classifications of a retail center loan in Fishers, Indiana, and a warehouse/office building and adjoining land loan in Indianapolis totaling $3.5 million, and an increase in our single-family residential nonperforming loans.   Nonaccrual residential real estate loans increased to $3.8 million at December 31, 2009 from $3.0 million at December 31, 2008 due to continued weakness in the economy and value of the real estate in the markets that we serve.  We have analyzed our collateral position on these nonperforming loans using current appraisals and valuations, and have established reserves accordingly.  Nonperforming loans increased $3.6 million for the year ended December 31, 2008.  The increase was due primarily to the classification of a multi-family loan of $1.7 million in Anderson, Indiana, and the classification of two land development loans totaling $1.1 million as nonperforming, and an increase in our single-family residential nonperforming loans.

Interest income that would have been recorded for 2009 had nonaccruing loans been current in accordance with their original terms and had been outstanding throughout the period was $713,000.  The amount of interest related to nonaccrual loans included in interest income for 2009 was $212,000.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans.  The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality.  Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable.  It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties.  At December 31, 2009, the Bank’s allowance for loan losses amounted to $4.0 million.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations.  There can be no assurance that regulators, in reviewing the Bank’s loan portfolio in the future, will not ask the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$2,991	$2,677	$2,616	$2,835	$3,128

Charge-offs:
Real estate loans:
Commercial	127	—	1	540	34
Residential	200	413	14	36	237
Construction	637	—	488	—	1,165
Commercial loans	212	503	538	16	31
Consumer loans	54	135	72	87	65
Total charge-offs	1,230	1,051	1,113	679	1,532

Recoveries:
Real estate loans:
Residential	1	9	1	9	97
Commercial	—	75	—	4	552
Construction	1	—	—	—	—
Commercial loans and leases	47	—	2,772	108	3,515
Consumer loans	15	31	28	39	43
Total recoveries	64	115	2,801	160	4,207

Net (charge-offs) recoveries	(1,166)	(936)	1,688	(519)	2,675

Transfer to allowance for unfunded commitments	—	—	—	—	(116)

Provision (credit) for loan losses	2,180	1,250	(1,627)	300	(2,852)

Balance at end of period	$4,005	$2,991	$2,677	$2,616	$2,835

Ratio of net charge-offs (recoveries) to average loan outstanding during the period	0.35%	0.30%	(0.62)%	0.22%	(1.30)%

Allowance for loan losses to loans	1.23%	0.92%	0.90%	1.04%	1.28%

The Company had a provision for loan losses of $2.2 million for 2009 compared to a provision of $1.3 million in 2008.  The 2009 provision was primarily a result of the increase in nonperforming loans due to increasing pressure of current economic conditions on credit quality and continued charge-offs.  Total charge-offs of $1.2 million for 2009 included the charge-off of $461,000 on one development loan for single-family building lots, a partial charge-off of $176,000 on a single-family residential subdivision development loan, charge-offs totaling $124,000 for two commercial loans, and a $189,000 charge-off on a credit secured by both commercial real estate and business assets.  These charge-offs resulted from further deterioration of general economic conditions that occurred in 2009 and decreased real estate values as reflected by new appraisals or new valuations.  Total charge-offs of $1.1 million for 2008 included a partial charge-off of $259,000 of one commercial loan, and smaller charge-off amounts to various other loans.  See also “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$688	31.92%	$760	30.13%	$550	27.88%
Residential	1,557	49.31	521	49.27	348	46.86
Construction	966	9.47	686	12.05	999	16.36
Commercial loans	685	7.22	729	6.51	571	6.25
Municipal loans	—	0.85	—	0.68	—	0.99
Consumer loans	109	1.23	295	1.36	209	1.66
Total allowance for loan losses	$4,005	100.00%	$2,991	100.00%	$2,677	100.00%

	At December 31,
	2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$716	24.28%	$1,545	30.58%
Residential	245	49.43	502	43.99
Construction	1,524	18.91	697	20.01
Commercial loans	75	4.90	27	3.56
Municipal loans	—	—	—	—
Consumer loans	56	2.28	64	1.86
Total allowance for loan losses	$2,616	100.00%	$2,835	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 13.3% of the Bank’s total interest income (and dividends) for 2009.  The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

As an Indiana commercial bank, the Bank is authorized to invest without limitation in direct or indirect obligations of the United States, direct obligations of a United States territory, and direct obligations of the state or a municipal corporation or taxing district in Indiana.  The Bank is also permitted to invest in bonds or other securities of a national mortgage association and the stock and obligations of a Federal Home Loan Bank.  Indiana commercial banks may also invest in collateralized mortgage obligations to the same extent as national banks.  An Indiana commercial bank may also purchase for its own account other investment securities under such limits as the Department of Financial Institutions prescribes by rule, provided that the commercial bank may not invest more than 10% of its equity capital in the investment securities of any one issuer.  An Indiana commercial bank may not invest in speculative bonds, notes or other indebtedness that are defined as securities and that are rated below the first four rating categories by a generally recognized rating service, or are in default.  An Indiana commercial bank may purchase an unrated security if it obtains financial information adequate to document the investment quality of the security.

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis).  As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis.  The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2009.

The following table sets forth the market value of the Bank’s investments in mortgage-backed securities, municipal securities and mutual funds at the dates indicated.  All of these investments were available for sale.

	At December 31
	2009	2008
	(In thousands)
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,992	$55,289
Ginnie Mae collateralized mortgage obligations	5,820	—
Municipal securities	3,431	18,557
Mutual funds	1,598	1,525
Total investment	$35,841	$75,371

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2009.

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Municipal securities (1)	—	—	$343	5.00%	—	—	$3,088	6.11%	$3,431	6.11%
Mutual funds (2)	$1,598	3.61%	—	—	—	—	—	—	1,598	3.61%

(1)	Presented on a tax equivalent basis using a tax rate of 34%.
(2)	Mutual funds have no stated maturity date.

The Bank’s Ginnie Mae and GSE mortgage-backed pass-through securities, and Ginnie Mae collateralized mortgage obligations, include both fixed and adjustable-rate securities.  At December 31, 2009, the Bank’s mortgage-backed securities consisted of the following:

	Carrying	Average
	Amount	Yield
	(Dollars in thousands)
Adjustable-rate:
Repricing in one year or less	$6,582	3.52%
Repricing in more than one year	—	—

Fixed-rate:
Maturing in five years or less	1,450	4.69%
Maturing in five to ten years	10,036	4.61%
Maturing in more than ten years	12,744	4.53%
Total	$30,812	4.35%

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

As of December 31, 2009, approximately 46.0%, or $155.5 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market.  The Bank held no brokered certificates at December 31, 2009 and December 31, 2008.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

					Increase
	Balance at		Balance at		(Decrease)
	December 31,		December 31,		from Prior
	2009		2008		Year
	(Dollars in thousands)
Noninterest-bearing deposits	$29,531	8.73%	$22,071	6.80%	$7,460	33.80%
NOW deposits	74,851	22.12	62,402	19.23	12,449	19.95
Money Market deposits	26,584	7.85	25,645	7.91	939	3.66
Savings deposits	24,522	7.25	21,884	6.75	2,638	12.05
Certificate accounts:
Certificates of $100,000 and more	52,515	15.52	64,492	19.88	(11,977)	(18.57)
Fixed-rate certificates:
12 months or less	86,346	25.52	84,714	26.11	1,632	1.93
13-24 months	22,123	6.54	27,864	8.59	(5,741)	(20.60)
25-36 months	9,197	2.72	5,651	1.74	3,546	62.75
37 months or greater	12,096	3.57	8,850	2.73	3,246	36.68
Variable-rate certificates:
18 months	616	0.18	833	0.26	(217)	(26.05)
Total	$338,381	100.00%	$324,406	100.00%	$13,975	4.31%

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities).  In addition, the Bank has become increasingly subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious.  The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions.  The Bank currently offers a variety of deposit products to the customer.  They include noninterest-bearing and interest-bearing NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years.

The following table sets forth the Bank’s average aggregate balances and interest rates.  Average balances in 2009, 2008 and 2007 are calculated from actual daily balances.

	For the Years Ended December 31,
	2009		2008		2007
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)

NOW deposits	$79,064	0.82%	$62,438	1.43%	$61,754	2.48%
Money market deposits	29,259	0.74	30,951	1.82	32,349	3.55
Savings deposits	23,983	0.13	22,048	0.25	22,568	0.39
Time deposits	194,046	2.84	179,357	3.63	183,353	4.47
Total interest-bearing deposits	326,352	1.96	294,794	2.72	300,024	3.66
Noninterest-bearing demand and savings deposits	27,235		23,329		20,729
Total deposits	$353,587		$318,123		$320,753

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)

Less than 2.00%	$76,024	$15,071	$—
2.00% - 3.99%	94,919	136,408	46,977
4.00% - 5.99%	11,935	40,885	127,628
6.00% - 7.99%	15	40	44
	$182,893	$192,404	$174,649

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2009.

	Amount Due
	Less Than			More Than
	One Year	1-2 Years	2-3 Years	3 Years	Total
	(In thousands)

Less than 2.00%	$63,092	$12,286	$646	$—	$76,024
2.00% - 3.99%	57,275	14,678	7,745	15,221	94,919
4.00% - 5.99%	3,979	2,302	3,900	1,754	11,935
6.00% - 7.99%	11	4	—	—	15
	$124,357	$29,270	$12,291	$16,975	$182,893

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2009.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$7,574
Over three through six months	13,314
Over six through twelve months	16,819
Over twelve months	14,808
Total	$52,515

Borrowings.  Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes.  The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities.  FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits.  At December 31, 2009, the Bank had $46.4 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Borrowings decreased $33.6 million in 2009, as the Bank relied more on core deposits to fund portfolio lending, and also due to the restructuring strategy implemented in the second half of the year that resulted in a reduction in the size of the Bank’s balance sheet.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust.  The Company purchased 100% of the common stock of Trust I for $310,000.  Trust I issued $10.0 million in trust preferred securities and those proceeds combined with the $310,000 in proceeds of the common stock were used to purchase $10.3 million in subordinated debentures issued by the Company.  The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I.  The subordinated debentures bear a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering.  After the first five years, the subordinated debentures will bear a rate equal to 150 basis points over the three-month LIBOR rate.  At December 31, 2009, the debentures had an interest rate of 4.23%.

The following table sets forth certain information regarding borrowings at the dates and for the periods indicated.

	At or for the Year
	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Amounts outstanding at end of period:
FHLB advances	$46,375	$79,925	$58,203
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	—
Weighted average rate paid on:
FHLB advances at end of period	3.84%	4.05%	4.29%
Subordinated debentures	4.23	5.10	6.46
Repurchase agreement	4.42	4.42	—
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$79,925	$89,925	$66,324
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	—
Approximate average amounts outstanding during period:
FHLB advances	$61,244	$76,901	$53,138
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	2,062	—
Approximate weighted average rate during the period paid on:
FHLB advances	3.97%	3.99%	4.50%
Subordinated debentures	4.64	5.83	6.91
Repurchase agreement	4.42	4.42	—

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented.  Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $256,000, $537,000, and $666,000 for 2009, 2008, and 2007, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis.  Average balances for 2009, 2008 and 2007 are calculated from actual daily balances.

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio (1)	$335,522	$19,434	5.79%	$311,260	$19,823	6.37%	$274,287	$19,377	7.06%
Mortgage-backed securities	48,078	2,258	4.70	44,808	2,260	5.04	34,606	1,662	4.80
Other securities:
Taxable	3,208	133	4.15	5,391	292	5.42	29,292	1,080	3.69
Tax-exempt (2)	9,765	575	5.89	22,444	1,270	5.66	33,266	1,867	5.61
Short-term investments and other interest-earning assets (3)	23,622	197	0.83	16,206	473	2.92	12,231	580	4.74
Total interest-earning assets	420,195	22,597	5.38	400,109	24,118	6.03	383,682	24,566	6.40
Noninterest-earning assets	54,627			49,521			41,563
Total assets	$474,822			$449,630			$425,245

Interest-bearing liabilities:
Demand deposits and savings	$132,306	894	0.68	$115,437	1,512	1.31	$116,671	2,768	2.37
Certificate of deposits	194,046	5,512	2.84	179,357	6,517	3.63	183,353	8,205	4.48
Total interest-bearing deposits	326,352	6,406	1.96	294,794	8,029	2.72	300,024	10,973	3.66
Borrowings	79,054	3,246	4.11	89,273	3,759	4.21	63,448	3,105	4.89
Total interest-bearing liabilities	405,406	9,652	2.38	384,067	11,788	3.07	363,472	14,078	3.87
Noninterest-bearing liabilities	35,946			32,304			29,139
Total liabilities	441,352			416,371			392,611
Stockholders’ equity	33,470			33,259			32,634
Total liabilities and stockholders’ Equity	$474,822			$449,630			$425,245
Net interest income		$12,945			$12,330			$10,488
Interest rate spread			3.00%			2.96%			2.53%
Net tax equivalent yield (4)			3.08%			3.08%			2.73%
Ratio of average interest-earning assets to to average interest-bearing liabilities			103.65%			104.18%			105.48%

(1)
Interest and average yield presented on a tax-equivalent basis using a tax-effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty.  Nonaccrual loans are included in average loans outstanding

(2)	Interest and average yield presented on a tax-equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities, and FHLB stock.
(4)	Net interest income is presented on a tax-equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly owned subsidiaries, the Bank and Ameriana Capital Trust I.  The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits.  The Bank has two wholly owned subsidiaries: AIA sells insurance products and AFS operates a brokerage facility.  At December 31, 2009, the Bank’s investments in its subsidiaries were approximately $1.3 million, consisting of direct equity investments.

Indiana commercial banks may acquire or establish subsidiaries that engage in activities permitted to be performed by the commercial bank itself, or permitted to operating subsidiaries of national banks.  Under FDIC regulations, a subsidiary of a state bank may not engage as principal in any activity that is not of a type permissible for a subsidiary of a national bank unless the FDIC determines that the activity does not impose a significant risk to the affected insurance fund.

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

Acquisitions.  The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company.  Prior Federal Reserve Board approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.  In evaluating such transactions, the Federal Reserve Board considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served.  Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits.  With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking.  The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations.  The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being well-capitalized and well managed, to opt to become a “financial holding company,” and thereby engage in a broader array of financial activities than previously permitted.  Such activities can include insurance underwriting and investment banking.  The Company has not, up to this time, opted to become a financial holding company.  The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

Under Indiana banking law, prior approval of the Indiana Department of Financial Institutions is also required before any person may acquire control of an Indiana bank or bank holding company.  The Department will issue a notice approving the transaction if it determines that the persons proposing to acquire the Indiana bank or bank holding company are qualified in character, experience and financial responsibility, and the transaction does not jeopardize the interests of the public.

Capital Requirements.  The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets.  These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to those applicable to the Bank.  See “– Regulation and Supervision of the Bank – Capital Requirements.”

Regulation and Supervision of the Bank

General.  The Bank, as an Indiana chartered commercial bank, is subject to extensive regulation by the Indiana Department of Financial Institutions and the FDIC.  The lending activities and other investments of the Bank must comply with various regulatory requirements.  The Indiana Department of Financial Institutions and FDIC periodically examine the Bank for compliance with various regulatory requirements.  The Bank must file reports with the Indiana Department of Financial Institutions and the FDIC describing its activities and financial condition.  The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.  This supervision and regulation is intended primarily for the protection of depositors.  Certain of these regulatory requirements are referred to below or appear elsewhere in this Form 10-K.  The regulatory discussion, however, does not purport to be an exhaustive treatment of applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations.  The Bank’s conversion from an Indiana savings bank to an Indiana commercial bank has not materially changed the regulatory requirements applicable to the Bank.

Federal Banking Law

Capital Requirements.  Under FDIC regulations, state chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council.  For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 4%.  Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and certain other servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

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

At December 31, 2009, the Bank’s ratio of Tier 1 capital to total assets was 8.27%, its ratio of Tier 1 capital to risk-weighted assets was 11.25% and its ratio of total risk-based capital to risk-weighted assets was 12.51%.

Investment Activities.  Since the enactment of Federal Deposit Insurance Corporation Improvement Act, all state-chartered FDIC-insured banks have generally been limited in their activities as principal and their equity investments to the type and in the amount authorized for national banks, notwithstanding state law.  The Federal Deposit Insurance Corporation Improvement Act and the FDIC regulations permit exceptions to these limitations.  The FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund.  The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments.  The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

Dividend Limitations.  The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.  In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions.  At December 31, 2009, the shareholders’ equity of the Bank was $40.4 million.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  FDIC made further refinements to its risk-based assessment that were effective April 1, 2009, and effectively made the range 7 to 77.5 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar special assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010, and certain senior unsecured debt issued by institutions and their holding companies within a specified time frame would be guaranteed by the FDIC through June 30, 2012, or, in certain cases, December 31, 2012.  The Bank made the business decision to participate in the unlimited noninterest-bearing transaction account coverage through December 31, 2009.  The Bank and the Company opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

Reserve Requirements.  Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $55.2 million, plus 10% on the remainder.  The first $10.7 million of transaction accounts are exempt.  This percentage is subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  At December 31, 2009, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”).  As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis.  As of December 31, 2009, the Bank held stock in the FHLB of Indianapolis in the amount of $5.6 million and was in compliance with the above requirement.

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

Indiana Banking Law

Branching.  An Indiana bank is entitled to establish one or more branches de novo or by acquisition in any location or locations in Indiana and in other states (subject to the requirements of federal law for interstate banking).  The bank is required to file an application with the Department of Financial Institutions.  Approval of the application is contingent upon the Department’s determination that after the establishment of the branch, the bank will have adequate capital, sound management and adequate future earnings.  An application to branch must also be approved by the FDIC.

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

Regulatory Restructuring Legislation.  The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision, which regulates federal thrifts, with the Office of the Comptroller of the Currency, which regulated national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, Office of the Comptroller of the Currency and Federal Reserve Board.  Also, proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.

Enactment of such legislation could revise the regulatory structure imposed on the Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

	Age at
Name	December 31, 2009	Principal Position

Jerome J. Gassen	59	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	59	Executive Vice President and Chief Operating Officer of the Bank and the Company

John J. Letter	64	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

James A. Freeman	60	Senior Vice President and Chief Commercial Lending Officer of the Bank

Michael L. Wenstrup	52	Senior Vice President and Chief Credit Officer of the Bank

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

Timothy G. Clark joined the Bank as Executive Vice President and Chief Operating Officer on September 2, 1997.  He was appointed Executive Vice President and Chief Operating Officer of the Company on October 23, 2000.  He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for five years and before that held senior management positions with Central National Bank in Greencastle, Indiana for five years and Hancock Bank & Trust in Greenfield, Indiana for 13 years.

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

             Michael L. Wenstrup was named Senior Vice President and Chief Credit Officer of the Bank effective March 1, 2010.  Before joining Ameriana, Mr. Wenstrup was Executive Vice President – Chief Credit Officer and Director of Parkway Bank Arizona, Phoenix, Arizona from November 2005 to December 2008.  Mr. Wenstrup was Executive Vice President of Parkway Bank and Trust, Harwood Heights, Illinois from June 1999 to November 2005 and served as Vice President – Portfolio Manager, Commercial Real Estate with LaSalle National Bank, Chicago, Illinois from January 1994 to June 1999.

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

Our increased emphasis on commercial and construction lending may expose us to increased lending risk.  At December 31, 2009, our loan portfolio consisted of $104.2 million, or 31.9%, of commercial real estate loans, $30.9 million, or 9.5%, of construction loans, and $23.6 million, or 7.2%, of commercial and industrial loans and leases.  We intend to continue to increase our emphasis on the origination of commercial and construction lending.  However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our provision for loan losses increased substantially during the past fiscal year and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.  For 2009, we recorded a provision for loan losses of $2.2 million.  We also recorded net loan charge-offs of $1.2 million.  We are experiencing increasing loan delinquencies and credit losses.  The deterioration in the general economy and our market area has become a significant contributing factor to the increased levels of loan delinquencies and nonperforming assets as of December 31, 2009.  Our nonperforming loans totaled $9.1 million, representing 2.78% of total loans.  In addition, loans that we have classified as substandard totaled $6.7 million, representing 2.1% of total loans.  If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2009, our allowance for loan losses as a percentage of total loans was 1.23%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Our cost of operations is high relative to our assets.  Our failure to maintain or reduce our operating expenses costs could hurt our profits.  Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, data processing expense, FDIC insurance premiums and assessments, and marketing, totaled $17.1 million for the year ended December 31, 2009 compared to $14.4 million for the year ended December 31, 2008.  We continued our concerted effort to effectively manage our expenses, but experienced the increase in 2009 due primarily to higher FDIC insurance premiums and assessments, and costs associated with the new banking centers that are part of our Indianapolis metropolitan market retail expansion strategy.  Although we generated an increase in both net interest income on a tax equivalent basis and noninterest income, we experienced an increase in our efficiency ratio as a result of the higher operating expenses.  Our efficiency ratio totaled 92.6% for the year ended December 31, 2009 compared to 89.2% for the year ended December 31, 2008. Failure to control our expenses could hurt future profits.

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

              The building of market share through our branching strategy could cause our expenses to increase faster than revenues.  We opened a full-service banking center in Fishers in October 2008,  a second banking center in Carmel in December 2008 and a third in Westfield in May 2009.  We also have purchased property in Plainfield with the expectation to begin construction on a new full-service banking center in 2011.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.

Increased and/or special FDIC assessments will hurt our earnings.  Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $225,000.

In lieu of imposing an additional special assessment, the FDIC has adopted a rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under this rule, we made a payment of $2.9 million to the FDIC on December 30, 2009.  We recorded the fourth quarter assessment of $193,000 as a charge to earnings, and recorded $2.7 million as a prepaid expense that will be amortized over the three-year assessment period.

If the value of real estate in central Indiana were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.  Central Indiana has experienced declines in home prices over the past two years.  A further decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans.  A continued decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans.  Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits.  Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

Our business is subject to the success of the local economy in which we operate.  Since the latter half of 2007, depressed economic conditions have existed throughout the United States, including our market area.  Our market area has experienced home price declines, increased foreclosures and increased unemployment rates.  Continued deterioration of economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Indiana could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and our stock price.  As a result of the general economic downturn and uncertainty in the financial markets, commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

Strong competition within our market area could hurt our profits and slow growth.  We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the FDIC, as of June 30, 2009, we held 33.9% of the deposits in Henry County, Indiana, which was the largest market share of deposits out of the six financial institutions that held deposits in this county.  We also held 10.8% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the 10 financial institutions that held deposits in this county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

Failure to comply with the restrictions and conditions in the resolutions adopted by our board at the request of our regulators could result in additional enforcement action against us.   On September 28, 2009, the Board of Directors of the Bank, adopted a resolution agreeing to higher capital requirements, requirements to reduce the level of our classified and criticized assets and restrictions on dividend payments.  These restrictions may impede our ability to operate our business.  Additionally, on December 17, 2009, the Board of Directors of the Company, at the request of the Federal Reserve Bank of Chicago, adopted a resolution requiring the Board to obtain the approval of the Federal Reserve Bank at least thirty days before taking any of the following actions:

•	The payment of corporate dividends;

•	The payment of interest on trust preferred securities;

•
Any increase in debt or issuance of trust preferred obligations (the request for approval should include a written debt service plan indicating how payments will be made without causing further strain on Ameriana Bank’s capital position); and

•	The redemption of Ameriana Bancorp stock.

The resolution will remain in effect until the Federal Reserve Bank authorizes the Board to rescind the resolution.  If we fail to comply with the terms and conditions of the board resolutions, our regulators could take enforcement action against us, including the imposition of further operating restrictions.  These enforcement actions could take the form of a memorandum of understanding or a cease and desist order.  Any informal or formal enforcement action could harm our reputation and our ability to retain or attract customers or employees and impact the trading price of our common stock.

We may require additional capital in the future, but that capital may not be available when it is needed.  We anticipate that we have adequate capital for the foreseeable future.  However, we may at some point need to raise additional capital to support our continued growth or if we incur significant loan or securities impairment.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth could be materially impaired.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2009 and certain other information relating to these properties at that date.

	Year	Total	Net	Owned/	Square
	Acquired	Investment	Book Value	Leased	Feet
		(Dollars in thousands)
Main Office:
2118 Bundy Avenue New Castle, Indiana	1958	$1,741	$307	Owned	20,500

Branch Offices:
1311 Broad Street New Castle, Indiana	1890	1,136	178	Owned	18,000

956 North Beechwood Street Middletown, Indiana	1971	334	20	Owned	5,500

22 North Jefferson Street Knightstown, Indiana	1979	401	124	Owned	3,400

1810 North State Street Greenfield, Indiana	1995	2,589	2,163	Owned	7,600

99 South Dan Jones Road Avon, Indiana	1995	1,564	1,112	Owned	12,600

1724 East 53rd Street Anderson, Indiana	1993	734	558	Owned	3,000

488 West Main Street Morristown, Indiana	1998	363	262	Owned	2,600

7435 West U.S. 52 New Palestine, Indiana	1999	944	681	Owned	3,300

6653 West Broadway McCordsville, Indiana	2004	1,140	1,028	Owned	3,400

11521 Olio Road Fishers, Indiana	2008	2,148	2,094	Owned	2,500

3975 West 106th Street Carmel, Indiana	2008	2,097	2,051	Owned	3,500

3333 East State Road 32
Westfield, Indiana	2008	619	613	Leased (1)	5,000

Land Acquired for Future Branch Office:
2437 East Main Street Plainfield, Indiana	2008	1,327	1,327	Owned	—

Loan Production Office:
11711 N. Pennsylvania, Suite 100 Carmel, Indiana	2007	34	25	Leased (2)	2,100

Ameriana Insurance Agency, Inc.:
1908 Bundy Avenue New Castle, Indiana	1999	386	302	Owned	5,000

Total		$17,557	$12,845

(1)	The initial lease expires on May 31, 2029, and the Bank has options for four additional terms of five years each.
(2)	The initial lease expires on June 30, 2012, and the Bank has options for two additional terms of three years each.

The total net book value of $12.8 million shown above for the Company’s office facilities is $2.7 million less than the total of $15.5 million shown for premises and equipment on the consolidated balance sheet.  This difference represents the net book value as of December 31, 2009 for furniture, equipment, and automobiles.

Item 3.  Legal Proceedings

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were forged and deposited into an account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of $740,000 plus interest and attorney fees.  The Bank believes it has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation.  Discovery is now being conducted by both parties.   The parties anticipate that the matter will go to trial in mid to late 2010.

Except as indicated above, neither the Company nor the Bank is involved in any pending legal proceedings other than those occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operation of the Company.

Item 4.  [Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Market under the symbol “ASBI.”  On March 25, 2010, there were 428 holders of record of the Company’s common stock.  The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future.  See Note 11 to the “Consolidated Financial Statements” included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2009			2008
			Dividends			Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared

March 31	$5.99	$2.19	$0.04	$10.00	$7.50	$0.04
June 30	4.42	2.50	0.04	9.50	8.51	0.04
September 30	4.32	3.10	0.01	10.00	6.84	0.04
December 31	3.61	2.39	0.01	8.00	4.05	0.04

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2009 and at December 31, 2009 we had no publicly announced repurchase plans or programs.

Item 6.  Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2009	2008	2007	2006	2005
Cash	$6,283	$3,810	$4,445	$7,986	$8,318
Investment securities	35,841	75,371	66,692	129,776	168,686
Loans, net of allowances for loan losses	321,544	322,535	294,273	249,272	218,291
Interest-bearing deposits and stock in Federal Home Loan Bank	18,934	10,268	18,357	9,730	13,401
Other assets	58,961	51,518	43,024	40,482	40,673
Total assets	$441,563	463,502	426,791	437,246	449,369

Deposits noninterest-bearing	$29,531	$22,070	$20,429	$19,905	$18,788
Deposits interest-bearing	308,850	302,336	294,317	302,529	320,563
Borrowings	64,185	97,735	68,513	74,683	66,889
Other liabilities	6,422	7,585	9,886	7,005	7,472
Total liabilities	408,988	429,726	393,145	404,122	413,712
Stockholders’ equity	32,575	33,776	33,646	33,124	35,657
Total liabilities and stockholders’ equity	$441,563	463,502	426,791	437,246	449,369

	Year Ended December 31,
Summary of Earnings	2009	2008	2007	2006	2005
Interest income	$22,341	$23,581	$23,900	$22,604	$19,782
Interest expense	9,652	11,788	14,078	13,803	9,995
Net interest income	12,689	11,793	9,822	8,801	9,787
Provision (credit) for loan losses	2,180	1,250	(1,627)	300	(2,852)
Other income	5,536	3,801	3,494	2,271	4,115
Other expense	17,119	14,384	13,978	13,175	14,513
(Loss) income before taxes	(1,074)	(40)	965	(2,403)	2,241
Income (tax benefit) taxes	(810)	(781)	(219)	(1,433)	183
Net (loss) income	$(264)	$741	$1,184	$(970)	$2,058

Basic (loss) earnings per share	$(0.09)	$0.25	$0.39	$(0.31)	$0.65
Diluted (loss)earnings per share	$(0.09)	$0.25	$0.39	$(0.31)	$0.65
Dividends declared per share	$0.10	$0.16	$0.16	$0.52	$0.64
Book value per share	$10.90	$11.30	$11.26	$10.85	$11.23

	Year Ended December 31,
Other Selected Data	2009	2008	2007	2006	2005
Return on average assets	(0.06)%	0.16%	0.28%	(0.22)%	0.47%
Return on average equity	(0.79)%	2.23	3.63	(2.85)	5.40
Ratio of average equity to average assets	7.05	7.40	7.67	7.65	8.77
Dividend payout ratio (1)	NM	64.56	41.03	NM	98.46

Number of full-service bank offices	13	12	10	10	10

(1)	Dividends per share declared divided by net income per share.
NM = not meaningful.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Bank (the “Bank”).  The Company is subject to regulation and supervision by the Federal Reserve Bank.  The Bank began banking operations in 1890.  In June 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB.  In July 2006, the Bank closed its Trust Department and adopted the name “Americana Bank, SB.”  On June 1, 2009, the Bank converted to an Indiana commercial bank and adopted its present name, “Americana Bank.”  The charter conversion did not involve any significant financial or regulatory changes and will not affect the Bank’s current activities.  The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”).  Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

We are headquartered in New Castle, Indiana.  We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana, through 12 branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Fishers, Carmel, Westfield and New Palestine, Indiana, and through our loan production office in Carmel, Indiana.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”).  AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana.  On July 1, 2009, AIA  purchased the book of business of Chapin-Hayworth Insurance Agency Inc. located in New Castle, Indiana.  AFS had offered insurance products through its ownership of an interest in Family Financial Life Insurance Company (“Family Financial”), New Orleans, Louisiana, which offers a full line of credit-related insurance products.  On May 22, 2009, the Company announced that AFS had liquidated its 16.67% interest in Family Financial, and recorded a pre-tax gain of $192,000 from the transaction.  AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.  A third Bank subsidiary, Ameriana Investment Management, Inc. (“AIMI”), had managed part of the Company’s investment portfolio.  Following a cost/benefit analysis, AIMI was liquidated effective December 31, 2009, and the portfolio under management was transferred to the Bank.  The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments, which qualify for federal tax credits.

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

During 2007, the Bank continued its balance sheet restructuring strategy that was initiated in late 2006 and involved principally the redeployment of funds from lower-yielding investment securities into higher-yielding loans, and it was the primary reason that net interest margin on a fully-taxable equivalent basis improved 44 basis points from 2.29% for 2006 to 2.73% for 2007.  As a result of this improvement in net interest margin, we were able to grow net interest income on a fully-taxable equivalent basis by $1.2 million without the benefit of balance sheet growth, as total assets actually were reduced by $10.5 million, or 2.4%.

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

In 2008, the Company recorded net income of $741,000, or $443,000 less than 2007 net income that benefitted from the RLI litigation settlement.  Earnings in 2008 were negatively impacted by an increase in credit issues related primarily to worsening economic conditions.

 The Company was successful in the continuation of its balance sheet growth strategy, with total assets increasing by $36.7 million, or 8.6% to $463.5 million.  Coupled with this growth was a 35 basis point improvement in the Company’s net interest margin on a fully-taxable equivalent basis to 3.08% for 2008 from 2.73% a year earlier, which was accomplished primarily through a significant reduction in the Bank’s funding costs.

Loan portfolio growth of $28.6 million, or 9.6% in 2008 followed the portfolio growth of $45.1 million in 2007, and in both years was achieved primarily through our greater commercial lending presence in the Indianapolis market.

The Bank’s Indianapolis metropolitan market retail expansion strategy was advanced with the opening of banking centers in Fishers and West Carmel in the last quarter of 2008, and in Westfield in May 2009.

The economic climate became progressively difficult through most of  2008, as the world-wide financial crisis reached a peak in the second half of the year.  The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Executive Overview of  2009

The Company recorded a net loss of $264,000, or $(0.09) per share for 2009, which followed net income of $741,000, or $0.25 per share for 2008.  The results for 2009 compared to 2008 were negatively impacted by higher credit costs, higher FDIC premiums and a special assessment, and higher operating expenses resulting primarily from the Bank’s retail expansion strategy.  Following is additional summary information for the year:

•	The Company reduced its dividend from $0.04 per share to $0.01 per share in the third quarter. Quarterly dividends totaled $0.10 per share for 2009.

•	The Company’s tangible common equity ratio at December 31, 2009 was 7.11%.

•
At December 31, 2009, the Bank’s tier 1 leverage ratio was 8.27%, the tier 1 risk-based capital ratio was 11.25%, and the total risk-based capital ratio was 12.51%.  All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	A 5.0% improvement for 2009 in net interest income an a fully tax-equivalent basis resulted from higher average earnings assets, as the net interest margin of 3.08% was unchanged from 2008.

•
Through balance sheet restructuring and pricing strategies, the Company improved its interest rate spread on a fully tax-equivalent basis by 55 basis points from 3.05% at December 31, 2008 to 3.60% at December 31, 2009.

•
A $930,000 year-over-year increase in the provision for loan losses for 2009 to $2.2 million resulted from the Bank’s efforts to strengthen the allowance for loan losses due to an increase in non-performing loans and charge-offs that related primarily to the continuing weak economic environment.

•	Total nonperforming loans of $9.0 million, or 2.78% of total loans at December 31, 2009, represented a $2.8 million increase from $6.2 million, or 1.91% of total loans at December 31, 2008.

•	The allowance for loan losses of $4.0 million, or 1.23% of total loans at December 31, 2009, represented a $1.0 million increase over $3.0 million, or 0.92% of loans at December 31, 2008.

•
Other real estate owned (“OREO”) at December 31, 2009 of $5.5 million was $1.6 million higher than the total for the prior year end.  The total write-downs during 2009 of OREO still on the books at year end was $806,000.

•
Other income of $5.5 million for 2009 was $1.7 million, or 45.6%, greater than the total of $3.8 million for 2008, and resulted primarily from $1.7 million in gains from sales of investment securities, compared to $103,000 during 2008.  Increases generated in various other categories of other income were offset by higher credit costs in 2009.

•
Other expense of $17.1 million for 2009 was $2.7 million, or 19.0%, higher than the total of $14.4 million for 2008, and was due primarily to the Bank’s Indianapolis retail expansion strategy, and a $797,000 increase in FDIC insurance expense due mostly to a higher industry-wide premium rate coupled with the one-time credit being exhausted earlier in the year, and the industry-wide second quarter special assessment.

•
The income tax benefit of $810,000 with a pre-tax loss of $1.1 million for 2009 was related primarily to a significant amount of tax-exempt income from bank-owned life insurance and tax-exempt interest from municipal securities and loans.

Balance sheet restructuring strategies implemented during the second half of 2009 resulted in a $21.9 million, or 4.7%, decrease in the Company’s total assets from $463.5 million at December 31, 2008 to $441.6 million at December 31, 2009:

•
Net loans receivable were $321.5 million at December 31, 2009, down slightly from $322.5 million at the end of 2008, as commercial loan demand remained weak and the Bank maintained the strategic change adopted earlier in the year of selling fixed-rate residential products in the secondary market.

•
Although the 5.79% yield on the loan portfolio for 2009 was 58 basis points lower than 2008, the 5.87% weighted average interest rate for the loan portfolio at December 31, 2009 represented a decline of only 7 basis points during a low interest rate environment in 2009, compared to a 101 basis point reduction experienced in 2008.

•
During 2009, the Bank realized a $14.0 million, or 4.1%, growth in total deposits to $338.4 million, with a $23.5 million increase in non-maturity deposits partially offset by a $9.5 million decrease in certificate accounts.  The decrease in certificate balances was related primarily to the balance sheet restructuring initiative and included a Bank-planned reduction of $15.0 million from public funds accounts.  No brokered certificates of deposit were held at December 31, 2009.

•	The Bank achieved a 74 basis point reduction in the weighted average cost of deposits to 1.50% at December 31, 2009 from 2.24% at the end of 2008.

•
A $39.5 million, or 52.4%, decrease in the investment portfolio during 2009 to $35.8 million resulted primarily from the Bank’s balance sheet restructuring and $16.1 million of principal payments on mortgage-backed securities.  The Bank continues to sell municipal securities as part of its overall income tax strategy. As of December 31, 2009, the Company did not own Fannie Mae or Freddie Mac preferred stock, and did not own private-label mortgage-backed securities.

•	As a matter of policy, the Company has not originated or purchased sub-prime loans.

•
Using funds from the 2009 growth in deposits and reduction in the size of the investment portfolio, the Bank was able to reduce borrowings from the Federal Home Loan Bank of Indianapolis by $33.6 million, and increase short-term investments in interest-bearing deposits by $8.7 million from the totals at the end of the prior year.

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

Serving customers requires the commitment of all Ameriana Bank associates to provide exceptional service and sound advice.  We believe these qualities will differentiate us from our competitors and increase profitability and shareholder value.

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

Develop an Innovative Delivery System.  We believe our banking centers must evolve into “Financial Stores” that showcase our financial products and offer our customers an environment that is conducive to interacting with knowledgeable Ameriana Bank associates and with our technology-based products.

Increase Market Share in Existing Markets and Expand into New Markets.    We believe there is significant opportunity to increase our products per household with existing customers and attract new customers in our existing and new markets.  Further, we believe there are opportunities to gain market share in new markets and have developed an expansion strategy to accomplish this.  As part of our expansion strategy, the Company opened three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis. The new offices in Fishers, Carmel, and Westfield opened in October 2008, December 2008, and May 2009, respectively.  In addition, the Company has purchased a site in Plainfield, which will enhance our presence on the west side of Indianapolis and our existing office in Avon. We plan to begin construction of the Plainfield office in 2011.  Until economic conditions improve, the Bank will not acquire additional locations for development of full-service banking centers.

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

Allowance for Loan Losses.  The allowance for loan losses provides coverage for probable losses in the Company’s loan portfolio.  Management evaluates the adequacy of the allowance for credit losses each month based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors.  This evaluation is inherently subjective, as it requires the use of significant management estimates.  Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions.  The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

Valuation Measurements.  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.  Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”), which requires key judgments affecting how fair value for such assets and liabilities is determined.  In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangibles assets.  To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors.  The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

Income Tax Accounting.   We file a consolidated federal income tax return.  The provision for income taxes is based upon income in our consolidated financial statements.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years, available tax strategies, as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At December 31, 2009 and December 31, 2008, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets.  Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2009.

FINANCIAL CONDITION

Total assets decreased $21.9 million, or 4.7%, to $441.6 million at December 31, 2009 from $463.5 million at December 31, 2008 primarily due to balance sheet restructuring strategies that were implemented during the second half of 2009.

Cash and Cash Equivalents

Total cash and cash equivalents increased $11.2 million to $19.6 million at December 31, 2009 from $8.4 million at December 31, 2008.  Cash on hand and in other institutions increased $2.5 million, or 64.9%, to $6.3 million at December 31, 2009.  This change was primarily due to a $1.9 million increase in our book balance for the noninterest-earning piece of our Federal Reserve Bank account, which represents electronic deposits not yet credited.  Interest-bearing deposits increased $8.7 million, or 186.8%, to $13.3 million at December 31, 2009, as the Bank deposited some of the cash proceeds from the December sales of investment securities into its overnight investment account at the Federal Reserve Bank.

Securities

Investment securities available for sale decreased 52.4% to $35.8 million at December 31, 2009 from $75.3 million at December 31, 2008.  This $39.5 million decrease was due primarily to sales of municipal securities, and sales and principal repayments on mortgage-backed securities that exceeded new purchases.  Municipal securities decreased to $3.4 million through total sales of $15.2 million that were designed primarily to support the Bank’s income tax strategies.  Principal repayments and sales, offset by $25.6 million of purchases, reduced the total fair value of Ginnie Mae and GSE mortgage-backed pass-through securities by $30.3 million to $25.0 million at December 31, 2009.  The 2009 sales related mostly to the balance sheet restructuring strategies.

All mortgage-backed securities at December 31, 2009 are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.  At December 31, 2009, all investments remained classified as available for sale.  All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings.  There were no other than temporarily impaired investment securities as of December 31, 2009.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2009	2008	$ Change	% Change
December 31:
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,992	$55,289	$(30,297)	(54.80)%
Ginnie Mae collateralized mortgage obligations	5,820	—	5,820	—
Municipal securities	3,431	18,557	(15,126)	(81.51)%
Mutual funds	1,598	1,525	73	4.79%
Totals	$35,841	$75,371	$(39,530)	(52.45)%

The following table identifies the percentage composition of the investment securities:

	2009	2008	2007
December 31:
Ginnie Mae and GSE mortgage-backed pass-through securities	69.7%	73.4%	47.2%
Ginnie Mae collateralized mortgage obligations	16.2	—	—
Federal agencies	—	—	9.0
Municipal securities	9.6	24.6	41.5
Mutual funds	4.5	2.0	2.3
Totals	100.0%	100.0%	100.0%

See Note 3 to the “Consolidated Financial Statements” for more information on investment securities.

Loans

Net loans receivable totaled $321.5 million at December 31, 2009, a decrease of $1.0 million, or 0.3%, from $322.5 million at December 31, 2008.  The lack of portfolio growth was due primarily to the impact of the weak economy on commercial loan demand, coupled with management’s decision to sell a significant portion of  new single-family mortgage loans in the secondary market.

Residential real estate loans increased $482,000 to $161.0 million at December 31, 2009, from $160.6 million at December 31, 2008.  New production involved  a mix of owner-occupied single-family and investment property loans, as well as a blend of products that included both fixed-rate and variable-rate pricing.  During 2009, the Bank originated $56.8 million in residential real estate loans, including home equity loans, and sold $19.2 million into the secondary market.  Additionally, the Bank acquired $9.5 million of in-market loans through a broker.

Commercial real estate loans increased $6.0 million to $104.2 million at December 31, 2009, from $98.2 million at December 31, 2008.  Commercial loans and leases increased $2.4 million to $23.6 million at December 31, 2009 from $21.2 million at December 31, 2008.  The overall growth in these two categories of commercial loans for 2009 was due to increased penetration by our lenders in the local market areas, particularly the Indianapolis market.  Commercial real estate and other commercial loans added in 2009 totaled $33.9 million, with $29.3 million in originations and $4.8 million in purchases.

The Bank’s construction loans, which consist primarily of commercial properties, decreased $8.3 million to $30.9 million during 2009 due primarily to the weaker economy.  Construction loans added in 2009 totaled $13.9 million.

On December 31, 2009, the Bank had $2.8 million in loans to local municipalities, compared to $2.2 million at December 31, 2008.  Municipal loans are added through a competitive bid process.  New loans totaled $2.1 million in 2009, with $1.3 million repaid before the end of the year.

Consumer loans declined $421,000 to $4.0 million at December 31, 2009 from $4.4 million at December 31, 2008.  The decrease was primarily due to a net paydown of $401,000 in automobile loan balances that was due to decreased demand resulting primarily from poor economic conditions.  The Bank originated $2.2 million of consumer loans in 2009.

New loan volume in 2009 totaled $118.4 million, compared to $113.3 million in 2008.  New residential loans, including $3.9 million of construction loans, increased to $70.2 million in 2009 from $47.6 million in 2008.  Commercial loan, commercial real estate, commercial construction, and municipal loan additions in 2009 totaled $46.0 million compared to $63.3 million in 2008.  New consumer loans totaled $2.2 million in 2009 compared to $2.4 million in 2008.

We generally retain loan servicing on loans sold.  Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $115.5 million at December 31, 2009 compared to $124.9 million at December 31, 2008.  The decrease resulted from a continued weak residential mortgage market during 2009 with pay downs and payoffs on existing serviced loans exceeding the dollar amount of new serviced loans.  Loans sold that we subsequently service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans increased $2.8 million to $9.1 million at December 31, 2009 from $6.2 million at December 31, 2008.  The increase was due primarily to the classifications of a retail center loan in Fishers, Indiana, and a warehouse/office building and adjoining land loan in Indianapolis totaling $3.5 million, and an increase on our single-family residential nonperforming loans.

We recorded net charge-offs of $1.2 million in 2009, compared to net charge-offs of $936,000 in 2008.  Total charge-offs were $1.2 million and $1.1 million in 2009 and 2008, respectively.  Total recoveries in 2009 were $64,000 while total recoveries were $115,000 in 2008.

The allowance for loan losses as a percent of loans was 1.23% at December 31, 2009 and 0.92% at December 31, 2008.  Although there was a significant increase in nonperforming loans in the Bank’s loan portfolio during 2009 due primarily to the continuing weak economy, as a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2009.

Goodwill

The $85,000 increase in goodwill from $564,000 at December 31, 2008 to $649,000 at December 31, 2009 resulted from the June 30, 2009 purchase of an insurance agency book of business.  $457,000 of the goodwill reported for both dates relates to deposits associated with a banking center acquired on February 27, 1998.  The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill, and a fair value of the two  insurance agency books of business purchased that exceeds the associated goodwill.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $24.5 million and $23.7 million, respectively, at December 31, 2009 and 2008.  The majority of these policies were purchased in 1999.  Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program.  The nontaxable increase in cash surrender value of life insurance was $869,000 in 2009, compared to $892,000 in 2008.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
	2009	2008	$ Change	% Change
December 31,
Noninterest-bearing deposits	$29,531	$22,071	$7,460	33.8%
Savings deposits	24,522	21,884	2,638	12.1
NOW deposits	74,851	62,402	12,449	20.0
Money market deposits	26,584	25,645	939	3.7
Certificates $100,000 and more	52,515	64,492	(11,977)	(18.6)
Other certificates	130,378	127,912	2,466	1.9
Totals	$338,331	$324,406	$13,975	4.3%

Non-maturity deposits increased $23.5 million, or 17.8%, to $155.5 million at December 31, 2009 from $132.0 million at December 31, 2008.  $19.9 million of the 2009 increase related to checking accounts, noninterest-bearing and interest-bearing, with $8.0 million representing growth in public funds checking balances.  The growth in non-maturity deposits resulted primarily from the Bank’s increased focus on sales activities coupled with its banking center expansion strategy, and the reaction of individuals to safer investments due to market conditions related to the depressed economic environment.

Certificates of deposit decreased $9.5 million primarily as a result of our decision not to renew three State of Indiana public funds investments totaling $15.0 million, as part the Bank’s balance sheet restructuring strategy implemented during the second half of 2009.

Borrowings

Borrowings decreased $33.6 million to $64.2 million at December 31, 2009 from $97.7 million at December 31, 2008 as the Bank relied more on core deposits to fund portfolio lending, and also due to the restructuring strategy implemented in the second half of the year that resulted in a reduction in the size of the Bank’s balance sheet.  At December 31, 2009, our borrowings consisted of FHLB advances totaling $46.4 million, one $7.5 million repurchase agreement, and subordinated debentures in the amount of $10.3 million.  The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets.  Yields are calculated on a tax-equivalent basis.  The tax-equivalent adjustment was $256,000, $537,000 and $666,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
Weighted Average Yield:	2009	2008	2007

Loans	5.79%	6.37%	7.06%
Mortgage-backed pass through and collateralized mortgage obligations	4.70	5.04	4.80
Securities – taxable	4.15	5.42	3.69
Securities – tax-exempt	5.89	5.66	5.61
Other interest-earning assets	0.83	2.92	4.74
All interest-earning assets	5.38	6.03	6.40

Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	0.68	1.31	2.37
Certificates of deposit	2.84	3.63	4.48
Federal Home Loan Bank advances, repurchase agreement and note payable	4.11	4.21	4.89
All interest-bearing liabilities	2.38	3.07	3.87
Interest rate spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	3.00	2.96	2.53
Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.08	3.08	2.73

	At December 31,
Weighted Average Interest Rates:	2009	2008	2007

Loans	5.87%	5.94%	6.95%
Mortgage-backed pass through and collateralized mortgage obligations	4.35	5.10	4.89
Securities – taxable	3.61	4.10	5.05
Securities – tax-exempt	6.00	5.72	5.56
Other earning assets	0.77	2.29	4.49
Total interest-earning assets	5.49	5.72	6.52
Demand deposits, money market deposit accounts, and savings	0.36	0.66	2.30
Certificates of deposit	2.46	3.28	4.31
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures	3.97	4.19	4.61
Total interest-bearing liabilities	1.89	2.67	3.70
Interest rate spread	3.60	3.05	2.82

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume).  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume.  No material amounts of loan fees or out-of-period interest are included in the table.  Non-accrual loans were not excluded in the calculations.  The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans.  The tax equivalent adjustment was $256,000, $537,000 and $666,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$1,550	$(1,939)	$(389)	$2,612	$(2,166)	$446
Mortgage-backed securities	163	(165)	(2)	490	108	598
Securities – taxable	(118)	(41)	(159)	(881)	93	(788)
Securities – tax-exempt	(718)	23	(695)	(608)	11	(597)
Other interest-earning assets	217	(493)	(276)	188	(295)	(107)
Total interest-earning assets	1,094	(2,615)	(1,521)	1,801	(2,249)	(448)
Interest expense:
Demand deposits and savings	220	(838)	(618)	(29)	(1,227)	(1,256)
Certificates of deposits	532	(1,537)	(1,005)	(179)	(1,509)	(1,688)
FHLB advances, repurchase agreement, note payable, and subordinated debentures	(433)	(80)	(513)	1,264	(610)	654
Total interest-bearing liabilities	319	(2,455)	(2,136)	1,056	(3,346)	(2,290)
Change in net interest income	$775	$(160)	$615	$745	$1,097	$1,842

Shareholders’ Equity

  Total shareholders’ equity of $32.6 million at December 31, 2009 was $1.2 million lower than at December 31, 2008.  This decrease included a $639,000 change in the accumulated other comprehensive income (loss) component of equity that was due primarily to the Bank’s 2009 investment portfolio strategies that resulted in realizing $1.7 million in net gains from the sales of securities.  Total shareholders’ equity was also reduced in 2009 by a $264,000 net loss and the payment of $299,000 in dividends.

RESULTS OF OPERATIONS

2009 Compared to 2008

Net Income

The Company recorded a net loss of $264,000 for 2009, or $(0.09) per diluted share, compared to net income of $741,000, or $0.25 per diluted share, for 2008.  This decrease of $1.0 million was due primarily to higher credit costs resulting from continuing weak economic conditions, higher FDIC insurance premiums and assessments, and higher operating expenses resulting from adding de novo banking centers.  The following is a summary of changes in the components of net income for 2009 compared to 2008:

•
The Company produced a $896,000, or 7.6%, increase in net interest income that resulted from a 5.0% growth in average earning assets.  The increase in net interest income was 5.0% on a tax equivalent basis, as the net interest margin was unchanged at 3.08%.

•	A provision for loan losses of $2.2 million was recorded during 2009, compared to $1.3 million for the same period of 2008, with an increase of $930,000.

•	Other income for 2009 was $5.5 million, a $1.7 million, or 45.6% improvement over the $3.8 million recorded for 2008, and was due primarily to gains on sales of investment securities.

•	$17.2 million in other expense for 2009 was $2.7 million, or 19.0%, higher than the total for 2008.

•
The income tax benefit of $810,000 for 2009 resulted from the pre-tax loss of $1.1 million coupled with the significant amount of tax-exempt income from BOLI, municipal securities and municipal loans.  The income tax benefit of $781,000 for 2008 included $150,000 related to a favorable tax court ruling, and was also positively impacted by a significant amount of tax-exempt municipal securities and BOLI income.

For a quarterly breakdown of earnings, see Note 18 to the “Consolidated Financial Statements.”

Net Interest Income

We derive the majority of our income from net interest income.  The following table shows a breakdown of net interest income on a tax equivalent basis for 2009 compared to 2008.  The tax equivalent adjustment was $256,000 and $537,000 for the years ended December 31, 2009 and 2008, respectively, based on a tax rate of 34%.

(Dollars in thousands)
Years ended December 31,	2009		2008
	Interest	Yield/Rate	Interest	Yield/Rate	Change

Interest and fees on loans	$19,434	5.79%	$19,823	6.37%	$(450)
Other interest income	3,163	3.74	4,295	4.83	(1,071)
Total interest income	22,597	5.38	24,118	6.03	(1,521)
Interest on deposits	6,406	1.96	8,029	2.72	(1,623)
Interest on borrowings	3,246	4.11	3,759	4.21	(513)
Total interest expense	9,652	2.38	11,788	3.07	(2,136)
Net interest income	12,945	—	12,330	—	$615
Net interest spread		3.00%	—	2.96%
Net interest margin		3.08%	—	3.08%

The growth in net interest income, as shown in the table above, benefited from certain market conditions in 2009 that allowed the Bank to produce a higher average balance of earning assets and decrease its cost of funds, primarily through the repricing of deposit accounts in a relatively stable low interest rate environment.  Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets.  For a discussion on interest rate risk see “Interest Rate Risk.”

Tax-exempt interest for 2009 was $514,000 compared to $1.1 million for 2008.  Tax-exempt interest is primarily from bank-qualified municipal securities and municipal loans.  Total interest income on a tax-equivalent basis of $22.6 million for 2009 represented a decrease of $1.5 compared to $24.1 million for 2008.  This reduction resulted primarily from the low interest rate environment in 2009 that led to a reduced average return on earning assets, which was accompanied by an even greater reduction in the average cost of interest-bearing liabilities.  Total interest expense for 2009 decreased $2.1 million compared to 2008, as the Bank took advantage of market opportunities to reprice and sharply reduce its cost of interest-bearing deposits, and reduced total borrowings as part of its balance sheet restructuring strategy.  For further information see “– Financial Condition – Rate/Volume Analysis.”

Provision for Loan Losses

The provision for loan losses represents the current period credit or cost associated with maintaining an appropriate allowance for loan losses.  Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses.  The allowance for loan losses is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market area.  We believe the allowance for loan losses is adequate to cover losses inherent in the loan portfolio as calculated in accordance with generally accepted accounting principles.

We had a provision for loan losses of $2.2 million for 2009 compared to a provision of $1.3 million for 2008.  The provisions for both 2009 and 2008 reflected the increase in nonperforming loans and charge-offs, and the increasing pressure of current economic conditions on credit quality.   The allowance to total loans ratio was 1.23% at December 31, 2009, compared to 0.92% at December 31, 2008.

Other Income

The $1.7 million increase in total other income in 2009 as compared to 2008 resulted primarily from the following items:

•	A $133,000, or 11.8%, increase in brokerage and insurance commissions that resulted mostly from the mid-year acquisition of the book of business of a local insurance agency;

•
A net gain of $1.7 million from $58.6 million in sales of available-for-sale investment securities in 2009, compared to a net gain of $103,000 in 2008 from $9.3 million in sales.  The 2009 sales related mostly to the balance sheet restructuring strategies implemented in the second half of the year;

•
$408,000 in gains from $19.4 million in sales of loans and the imputed value of the associated servicing rights realized in 2009, compared to $51,000 in gains from $1.8 million in sales in 2008.  The relatively stable low interest rate environment in 2009 contributed to a higher volume of refinancing activity for single-family residential mortgage loans than in 2008;

•
$273,000 in OREO income from the operation of an apartment complex compared to none for 2008.  In 2009, the Bank began upgrading some of the units and using other marketing efforts to increase the occupancy rate to make the apartment complex more attractive to potential buyers;

•	A $192,000 gain from the liquidation of a minority interest in Family Financial;

•
A $178,000 increase in other income that was due primarily to a $261,000 reduction in losses from unconsolidated subsidiaries to $67,000 in 2009 from $328,000 in 2008.  $227,000 of the 2008 loss resulted from the sale of the title insurance company that the Bank had jointly owned with two other financial institutions.  The benefit from the reduction in losses from unconsolidated subsidiaries was partially offset by a $67,000 increase in the amortization of originated mortgage loan servicing rights due mostly to the higher volume of refinancing activity.

 The change in total other income in 2009 compared to 2008 was negatively impacted by $1.1 million in net losses on other real estate owned and other repossessed assets for 2009, compared to $67,000 in 2008.

Other Expense

 The $2.7 million, or 19.0%, increase in total other expense for 2009 compared to 2008, resulted primarily from the acceleration of the Bank’s Indianapolis retail expansion strategy, a higher required pension plan contribution, higher FDIC insurance premiums, and OREO expense:

•
The $9.3 million total cost for salaries and employees benefits for 2009 was $857,000 higher than 2008, due mostly to compensation costs related to the three new banking centers, a $237,000 increase in employee health insurance costs, and a $149,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan.  The increase in salaries would have been materially greater without the benefit from the elimination of other positions primarily through attrition.

•
The $450,000 increase in office occupancy expense and $147,000 increase in furniture and equipment expense  were also due mostly to costs associated with the two new banking centers that opened during the fourth quarter of 2008, the new banking center that opened in May of 2009, and the major banking center remodel that was completed in September of 2008.

•	A $58,000 increase in legal and professional fees to $623,000 that resulted primarily from higher legal fees, mostly related to the Abstract & Title Guaranty Company, Inc. litigation;

•
A $797,000 increase in FDIC insurance premiums and assessments that was related primarily to higher net premiums due to industry-wide increases and the exhaustion of the one-time credit, coupled with the industry-wide special assessment that resulted in a $225,000 second quarter expense for the Bank;

•	A $91,000 increase in data processing expense to $747,000 that resulted primarily from a greater use of the existing electronic services, as well as new electronic services provided by the Bank;

•
A $255,000 increase in other real estate owned expense related primarily to real estate taxes and to operating expenses for the OREO apartment complex that provided $273,000 of rental income during 2009; and

•	A $70,000 increase in other expense from $1.6 million for 2008 to $1.7 million for 2009 was due primarily to:

(1)	a $45,000 penalty resulting from the prepayment of a Federal Home Loan Bank borrowing that was part of the Bank’s balance sheet restructuring strategy;

(2)	a $24,000 increase in directors’ fees resulting from special meetings and the addition of a new director;

(3)	a $16,000 increase in loan expense that resulted mostly from economic conditions, and a $21,000 increase in expenses associated with repossessed non-real estate property;

(4)	$23,000 in amortization expense recorded in 2009 related to the fair value of the intangible assets associated with the purchased insurance agency book of business; reduced by

(5)
a $51,000 decrease in educational expense, that resulted primarily from the shift in 2009 of sales training expense to the  marketing budget.  This change also contributed to the $50,000 increase in marketing expense for 2009 compared to 2008.

Income Tax Expense

We recorded an income tax benefit of $810,000 on a $1.1 million pre-tax loss for 2009, compared to an income tax benefit of $781,000 on a $40,000 pre-tax loss for 2008.  Both years had a significant amount of tax-exempt BOLI income, and tax-exempt income from municipal loans and municipal securities.  The income tax benefit for 2008 also included a $150,000 reversal of an income tax liability recorded in prior years that resulted from a favorable tax court ruling regarding the application of the Tax Equity and Fiscal Responsibility Act penalty to investment subsidiaries of commercial banks.

•
We have a deferred state tax asset of $1.5 million that is primarily the result of operating losses sustained since 2003 for state tax purposes.  We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009.  Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset.  The valuation allowance was $836,000 at December 31, 2009.

•
The Company had a deferred federal tax asset of $4.0 million at December 31, 2009, that was composed of $1.9 million of tax benefit from a net operating loss carryforward of $5.5 million, $1.1 million related to temporary differences between book and tax income, and $1.0 million in tax credits.  The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023.  Included in the $1.0 million of tax credits available to offset future federal income tax are approximately $303,000 of alternative minimum tax credits which have no expiration date.  Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

•
The Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset, in addition to the liquidation of AIMI, our investment subsidiary, as stated above.  Through a series of sales of tax-exempt municipal securities, that segment of the investment  portfolio has already been reduced by $31.1 million, or 90.1%, from $34.5 million at December 31, 2006 to $3.4 million at December 31, 2009.  The proceeds from these sales have been reinvested in taxable financial instruments.  The Bank is considering a sale/leaseback transaction that could result in a significant taxable gain on its office properties, and also allow the Bank to convert nonearning assets to earnings assets that will produce taxable income.  Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies, that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield.  Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

•
The effective tax rate was 75.4% in 2009, which resulted from a $1.1 million loss before income taxes coupled with an $810,000 income tax benefit, compared to an effective tax rate of 1,959.5% for 2008 that resulted from a $40,000 loss before income taxes and a $781,000 income tax benefit.  The primary difference in the effective tax rate and the statutory tax rates in both 2009 and 2008 relates to cash value of life insurance and municipal securities income.

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

 The Company is a separate entity and apart from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders and the payment of interest on its subordinated debentures.  At times, the Company has repurchased its stock.  Substantially all of the Company’s operating cash is obtained from subsidiary service fees and dividends.  Payment of such dividends to the Company by the Bank is limited under Indiana law.  Additionally, as part of a resolution adopted by the Board of Directors of the Bank on September 28, 2009, the Bank cannot declare or pay any dividends without the prior written consent of the FDIC and the Indiana Department of Financial Institutions.  See “Regulatory Action.”  The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

At December 31, 2009, we had $6.1 million in loan commitments outstanding and $35.8 million of additional commitments for line of credit receivables.  Certificates of deposit due within one year of December 31, 2009 totaled $124.4 million, or 36.8% of total deposits.  If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2010.  However, based on past experiences we believe that a significant portion of the certificates of deposit will remain.  We have the ability to attract and retain deposits by adjusting the interest rates offered.  We held no brokered CDs at either December 31, 2009 or December 31, 2008.

Our primary investing activities are the origination of loans and purchase of securities.  In 2009, our loan originations totaled $104.3 million, and we also purchased $9.5 million of loans from a broker and purchased three loans totaling $4.6 million from other financial institutions.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Deposit account balances increased by $14.0 million in 2009.  We had FHLB advances of $46.4 million and $79.9 million at December 31, 2009 and 2008, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Bank.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Off-Balance-Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  See Note 4 of the Notes to Consolidated Financial Statements.

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

Current Accounting Issues

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities.”  In June 2008, the FASB issued the FSP which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  The FSP also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The provisions of the FSP did not have a material impact on our EPS calculation.  The provisions of this ASC did not have a material impact on our financial statements.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.”  New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation—Retirement Benefits.”  New authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 10 – Employee Benefits.

Additional new authoritative accounting guidance under ASC Topic 715, “Compensation—Retirement Benefits,” requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 8 – Borrowings.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 16—Fair Value of Financial Instruments).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Company on January 1, 2008 (see Note 19—Fair Value of Financial Instruments).

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Split-Dollar Life Insurance Agreements

The Company adopted the accounting guidance for separate agreements which split life insurance policy benefits between an employer and employee.  This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this guidance must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all prior periods.  For calendar year companies, this guidance was effective beginning January 1, 2008, and upon its adoption,  the Company recorded a cumulative effect of a change in accounting principle of $1.1 million.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Ameriana Bancorp
New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP
BKD LLP
Indianapolis, Indiana
March 31, 2010

Ameriana Bancorp
Consolidated Balance Sheets
(in thousands, except share data)

	December 31
	2009	2008
Assets
Cash on hand and in other institutions	$6,283	$3,810
Interest-bearing demand deposits	13,305	4,639
Cash and cash equivalents	19,588	8,449
Investment securities available for sale	35,841	75,371
Loans held for sale	537	—
Loans, net of allowance for loan losses of $4,005 and $2,991	321,544	322,535
Premises and equipment	15,508	14,912
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	649	564
Cash value of life insurance	24,538	23,669
Other real estate owned	5,517	3,881
Other assets	12,212	8,492
Total assets	$441,563	$463,502
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$29,531	$22,070
Interest-bearing	308,850	302,336
Total deposits	338,381	324,406
Borrowings	64,185	97,735
Drafts payable	920	1,582
Other liabilities	5,502	6,003
Total liabilities	408,988	429,726
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,045	1,044
Retained earnings	31,416	31,979
Accumulated other comprehensive (loss) income	(102)	537
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	32,575	33,776
Total liabilities and shareholders’ equity	$441,563	$463,502

See notes to consolidated financial statements

Ameriana Bancorp
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31
	2009	2008
Interest Income
Interest and fees on loans	$19,373	$19,718
Interest on mortgage-backed securities	2,258	2,260
Interest on investment securities	513	1,130
Other interest and dividend income	197	473
Total interest income	22,341	23,581
Interest Expense
Interest on deposits	6,406	8,029
Interest on borrowings	3,246	3,759
Total interest expense	9,652	11,788
Net Interest Income	12,689	11,793
Provision for loan losses	2,180	1,250
Net Interest Income After Provision for Loan Losses	10,509	10,543
Other Income
Other fees and service charges	1,860	1,794
Brokerage and insurance commissions	1,257	1,124
Net realized and recognized gains on available-for-sale securities	1,680	103
Gains on sales of loans and servicing rights	408	51
Net loss on other real estate owned	(928)	(67)
Loss on other repossessed assets	(157)	—
Other real estate owned income	273	—
Increase in cash value of life insurance	869	892
Gain on liquidation of minority interest in unconsolidated investment	192	—
Other	82	(96)
Total other income	5,536	3,801
Other Expense
Salaries and employee benefits	9,330	8,473
Net occupancy expense	1,580	1,130
Furniture and equipment expense	905	758
Legal and professional fees	623	565
FDIC insurance premiums and assessments	844	47
Data processing expense	747	656
Printing and office supplies	301	341
Marketing expense	553	503
Other real estate owned expense	535	280
Other	1,701	1,631
Total other expense	17,119	14,384
Loss Before Income Taxes	(1,074)	(40)
Income tax benefit	(810)	(781)
Net (Loss) Income	$(264)	$741
Basic and Diluted (Loss) Earnings Per Share	$(0.09)	$0.25

See notes to consolidated financial statements.

Ameriana Bancorp
Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2007	3,214	1,040	32,857	(467)	(2,998)	33,646
Net income			741			741
Change of $1,113 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $423				690		690
Change in accumulated other comprehensive income related to retirement plan				314		314
Comprehensive income						1,745
Cumulative effect of a change in accounting principle related to the post-retirement cost of split-dollar life insurance			(1,141)			(1,141)
Share-based compensation		4				4
Dividends declared ($0.16 per share)			(478)			(478)
Balance at December 31, 2008	3,214	1,044	31,979	537	(2,998)	33,776
Net loss			(264)			(264)
Change of $1,052 from unrealized gain to unrealized loss on available-for-sale securities, net of income tax benefit of $413				(639)		(639)
Comprehensive loss						(903)
Share-based compensation		1				1
Dividends declared ($0.10 per share)			(299)			(299)
Balance at December 31, 2009	$3,214	$1,045	$31,416	$(102)	$(2,998)	$32,575

See notes to consolidated financial statements.

Ameriana Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2009	2008
Operating Activities
Net (loss) income	$(264)	$741
Items not requiring (providing) cash
Provision for losses on loans	2,180	1,250
Depreciation and amortization	1,072	710
Increase in cash value of life insurance	(869)	(892)
Gain on sale of investments	(1,680)	(103)
Deferred taxes	(807)	(970)
Loss on sale or write-down of other real estate owned and other repossessed assets	1,085	67
Gain on liquidation of minority interest in unconsolidated investment	(192)	—
Mortgage loans originated for sale	(19,774)	(1,118)
Proceeds from sale of mortgage loans	19,394	1,794
Gains on sale of loans and servicing rights	(408)	(51)
Prepayment of FDIC insurance premiums	(2,740)	—
Decrease in accrued interest payable	(365)	(794)
Other adjustments	340	1,481
Net cash (used in) provided by operating activities	(3,028)	2,115
Investing Activities
Purchase of securities	(34,657)	(30,103)
Proceeds/principal from sale of securities	58,532	9,323
Proceeds/principal from maturity/call of securities	—	6,000
Principal collected on mortgage-backed securities	16,196	7,272
Net change in loans	(5,527)	(31,742)
Proceeds from sales of other real estate owned and other repossessed assets	1,899	472
Purchase of insurance business	(724)	—
Proceeds from liquidation of minority interest in unconsolidated investment	645	—
Net purchases and construction of premises and equipment	(1,580)	(7,930)
Construction costs for other real estate owned	—	(566)
Other investing activities	62	696
Net cash provided by (used in) provided by investing activities	34,846	(46,578)
Financing Activities
Net change in demand and savings deposits	23,486	(8,095)
Net change in certificates of deposit	(9,511)	17,755
Decrease in drafts payable	(662)	(2,974)
Net change in short-term borrowings	—	(3,000)
Proceeds from long-term borrowings	—	34,500
Repayment of long-term borrowings	(33,550)	(2,278)
Net change in advances by borrowers for taxes and insurance	(143)	310
Cash dividends paid	(299)	(478)
Net cash (used in) provided by financing activities	(20,679)	35,740
Change in Cash and Cash Equivalents	11,139	(8,723)

Ameriana Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2009	2008
Cash and Cash Equivalents at Beginning of Year	8,449	17,172
Cash and Cash Equivalents at End of Year	$19,588	$8,449

Supplemental information:
Interest paid on deposits	$6,697	$8,869
Interest paid on borrowings	$3,321	$3,713
Income taxes paid net of income taxes refunded	—	$(165)
Non-cash supplemental information:
Transfer from loans to other real estate owned	$4,362	$1,526
Adoption of BOLI split-dollar insurance accounting	—	$1,141

See notes to consolidated financial statements.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

1.	Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Ameriana Investment Management, Inc. (“AIMI”), Ameriana Financial Services, Inc., and Ameriana Insurance Agency, Inc.  All significant intercompany accounts and transactions have been eliminated.  AIMI was liquidated by the Bank effective December 31, 2009, with all of  its assets and liabilities transferred into the Bank at that time.

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

The Bank generates loans and receives deposits from customers located primarily in east central Indiana.  Loans are generally secured by specific items of collateral including real property, business assets, or consumer assets.  The Company has sold various loans to investors while retaining the servicing rights.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009 and 2008, cash equivalents consisted primarily of interest-bearing deposits with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis.

One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through June 30, 2010, all noninterest-bearing transaction accounts at these institutions are fully guaranteed by the FDIC for the entire amount in the account.

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program for interest-bearing cash accounts, the FDIC’s insurance limits increased to $250,000.  The increase in federally insured limits is currently set to expire December 31, 2013.  At December 31, 2009, the Company’s cash accounts exceeded federally insured limits by approximately $13.3 million, with $13.3 million held by the Federal Reserve Bank of Chicago and $23,000 held by the Federal Home Loan Bank of Indianapolis, and both banks not being insured.

Investment Securities

Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity.  Securities held to maturity are carried at amortized cost.  Debt securities not classified as held to maturity are classified as available for sale.  Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated comprehensive income (loss), net of tax.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities.  Realized gains and losses are recorded as net security gains (losses).  Gains and losses on sales of securities are determined on the specific identification method.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10).  When the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

For equity securities, when the Company has decided to sell an impaired available-for-sale security and the entity does not expect the fair value of the security to fully recover before the expected time of sale, the security is deemed other-than-temporarily impaired in the period in which the decision to sell is made.  The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.

Valuation Measurements: Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.  Investment securities and residential mortgage loans held for sale are carried at the lower of cost or fair value, as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which requires key judgments affecting how fair value for such assets and liabilities is determined.  In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangibles assets.  To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors.  The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation.  This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank (FHLB).  The Company reviewed the FHLB stock and based on current performance of the Federal Home Loan Bank of Indianapolis, the Company determined there was no impairment of this stock at December 31, 2009.

Loans Held for Sale.  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income.  Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans are carried at the principal amount outstanding.  A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired.  Certain non-accrual and substantially delinquent loans may be considered to be impaired.  Generally, loans are placed on non-accrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection.  The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and, therefore, excluded from separate identification of evaluation of impairment.  Interest income is accrued on the principal balances of loans.  The accrual of interest on impaired and nonaccrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that as of December 31, 2009, the allowance for loan losses was adequate based on information then available.  A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and Equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Goodwill is tested at least annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  There was no impairment of goodwill recognized in 2009 or 2008.

Other Real Estate Owned.  Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Reclassifications of certain amounts in the 2008 consolidated financial statements have been made to conform to the 2009 presentation.  These reclassifications had no impact on net income.

2.	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2009 was $361,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

3.      Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,953	$214	$175	$24,992
Ginnie Mae collateralized mortgage obligations	6,024	—	204	5,820
Municipal securities	3,461	30	60	3,431
Mutual funds	1,573	25	—	1,598
	$36,011	$269	$439	$35,841

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2008
Ginnie Mae and GSE mortgage-backed pass-through securities	$54,276	$1,127	$114	$55,289
Municipal securities	18,700	227	370	18,557
Mutual funds	1,513	12	—	1,525
	$74,489	$1,366	$484	$75,371

The amortized cost and fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$325	$343
After ten years	3,136	3,088
	3,461	3,431
Ginnie Mae and GSE mortgage-backed pass-through securities	24,953	24,992
Ginnie Mae collateralized mortgage obligations	6,024	5,820
Mutual funds	1,573	1,598
	$36,011	$35,841

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2009 and December 31, 2008 were $18,289,000 and $18,004,000, which is approximately 51.0% and 23.9% of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008:

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$10,394	$172	$231	$3	$10,625	$175
Ginnie Mae collateralized mortgage obligations	5,820	204	—	—	5,820	204
Municipal securities	1,844	60	—	—	1,844	60
	$18,058	$436	$231	$3	$18,289	$439

At December 31, 2008	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass- through securities	$6,490	$93	$1,524	$21	$8,014	$114
Municipal securities	5,865	187	4,125	183	9,990	370
	$12,355	$280	$5,649	$204	$18,004	$484

Mortgage-backed pass-through securities: The contractual cash flows of those investments are guaranteed by either Ginnie Mae, a U.S. Government agency, or by U.S. Government-sponsored entities, Fannie Mae and Freddie Mac, institutions which the U.S. Government has affirmed its commitment to support.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

Collateralized mortgage obligations: The unrealized losses on the Company’s investment in collateralized mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by  Ginnie Mae, a U. S. Government Agency.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009.

Municipal securities:  All of the municipal securities in the Company’s investment portfolio at December 31, 2009 that were rated by Moody’s Investors Service received an investment grade credit quality rating.  Two securities were not rated by Moody’s, but received an investment grade rating from Standard & Poor’s.  One security was not rated by either Moody’s or Standard & Poor’s.   The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Investment securities with a total market value of $5,820,000 and $32,339,000 were pledged at December 31, 2009 and December 31, 2008, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,030,000 and $9,512,000 were pledged at December 31, 2009 and December 31, 2008, respectively, to secure a repurchase agreement.

A gross gain of $1,744,000 and a gross loss of $64,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2009, with a net tax expense of $571,000.  A gross gain of $111,000 and a gross loss of $8,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2008, with a net tax expense of $35,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

4.	Loans

	December 31
	2009	2008
Residential mortgage loans	$161,035	$160,553
Commercial mortgage loans	104,231	98,173
Construction mortgage loans	30,943	39,281
Municipal loans	2,781	2,218
Consumer loans	4,003	4,424
Commercial loans	23,580	21,215
	326,573	325,864
Deduct
Undisbursed loan proceeds	1,005	386
Deferred loan fees (expenses), net	19	(48)
Allowance for loan losses	4,005	2,991
	5,029	3,329
	$321,544	$322,535

Loans being serviced by the Company for investors, primarily Freddie Mac, totaled approximately $115,509,000 and $124,873,000 as of December 31, 2009 and 2008, respectively.  Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2009 and 2008 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates.  At December 31, 2009 and December 31, 2008 the fair value of mortgage servicing rights was approximately $710,000 and $966,000, respectively.  No valuation allowance was necessary at December 31, 2009 and 2008.

	Year Ended December 31
	2009	2008
Mortgage servicing rights
Balance at beginning of year	$743	$865
Servicing rights capitalized	167	16
Amortization of servicing rights	(203)	(138)
Balance at end of year	$707	$743

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

At December 31, 2009 and 2008, the Company had outstanding commitments to originate loans of approximately $6,056,000 and $3,436,000. The outstanding commitments for 2009 included $3,028,000 for one-to four family mortgage loans, $2,545,000 for commercial real estate loans and $483,000 for commercial loans, while the outstanding commitments for 2008 were primarily for one-to-four family mortgage loans.  In addition, the Company had $35,791,000 and $35,640,000 of conditional commitments for lines of credit at December 31, 2009 and 2008.  Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments.  The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Each customer's credit worthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.  In addition, the Company had $10,335,000 and $9,599,000 of letters of credit outstanding at December 31, 2009 and 2008.  Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business.  An analysis of the 2009 activity of these loans is as follows:

2009
Balance at beginning of year	$5,830
New loans	8,410
Repayments	(3,153)
Balance at end of year	$11,087

At December 31, 2009, unfunded commitment amounts related to the outstanding loan balances shown above totaled $548,000.

5.	Allowance for Loan Losses

	Year Ended December 31
	2009	2008
Balance at beginning of year	$2,991	$2,677
Provision for losses	2,180	1,250
Charge-offs	(1,230)	(1,051)
Recoveries	64	115
Net charge-offs	(1,166)	(936)
Balance at end of year	$4,005	$2,991

At December 31, 2009 and 2008, impaired loans totaled $11,401,000 and $8,151,000 with an allocation of the allowance for loan losses of $1,305,000 and $1,024,000.

Interest income of $799,000 and $70,000 was recognized on average impaired loans of $11,099,000 and $3,802,000 for 2009 and 2008, respectively.

Cash basis interest on impaired loans included above was $740,000 and $70,000 for 2009 and 2008, respectively.

At December 31, 2009, there were three loans totaling $171,000 that were accruing and delinquent 90 days or more, and at December 31, 2008 there was one loan for $1,000 that was accruing and delinquent more than 90 days.  Non-accruing loans at December 31, 2009 and 2008 were $8,882,000 and $6,218,000, respectively.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

6.	Premises and Equipment

	December 31
	2009	2008
Land	$4,254	$4,254
Land improvements	1,220	579
Office buildings	12,083	11,981
Furniture and equipment	6,856	6,129
Automobiles	145	121
	24,558	23,064
Less accumulated depreciation	9,050	8,152
	$15,508	$14,912

7.	Deposits

	December 31
	2009	2008
Demand	$130,966	$110,118
Savings	24,522	21,884
Certificates of $100,000 or more	52,515	64,492
Other certificates	130,378	127,912
	$338,381	$324,406

The Company held no brokered certificates at December 31, 2009 and 2008.

Certificates maturing in years ending after December 31, 2009:

2010	$124,357
2011	29,270
2012	12,291
2013	2,903
2014	13,933
Thereafter	139
$182,893

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

8.   Borrowings

Borrowings at December 31, 2009 and 2008 include Federal Home Loan Bank advances totaling $46,375,000 and $79,925,000 with a weighted-average rate of 3.84% and 4.05%.  The advances are secured by a combination of first mortgage loans, investment securities and overnight deposits.  At December 31, 2009, the pledged mortgage loans totaled $135,158,000, and the pledged investment securities had a carrying and market value of $5,820,000.

Some advances are subject to restrictions or penalties in the event of prepayment.  In addition, $24,000,000 of the advances outstanding at December 31, 2009 contained options with dates ranging from August 24, 2010 to March 10, 2014, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.

Borrowings at December 31, 2009 and 2008 also include subordinated debentures in the amount of $10,310,000 at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering, or March 15, 2011.  After the first five years, the securities will bear a rate equal to 150 basis points over the three-month LIBOR.  At December 31, 2009, the interest rate was 4.23%.  These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2009 also include a repurchase agreement with Barclays Capital, Inc. in the amount of $7,500,000 with a rate of 4.42%.  The repurchase agreement has embedded interest rate caps with a four-year term ending on September 22, 2012 that have a total notional value of $15,000,000. The interest rate caps will provide a reduction of the interest rate during any quarter if three-month LIBOR exceeds 3.81% on the quarterly determination date.  These embedded interest rate caps are considered to be clearly and closely related to the host instrument.  The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015, and provides Barclays Capital, Inc. with an early termination right on the four-year anniversary date of September 22, 2012.  At December 31, 2009, pledged investment securities for this repurchase agreement had a market value of $9,030,000.  In 2008, the Company had one repurchase agreement in the amount of $7,500,000 in place for part of the year, resulting in an average balance for 2008 of $2,070,000.

Aggregate annual maturities of borrowings at December 31, 2009 are:

	FHLB Advances	Repurchase Agreement	Subordinated Debentures	Total
Maturities in years ending December 31
2010	$15,375	—	—	$15,375
2011	6,000	—	—	6,000
2012	—	—	—	—
2013	5,000	—	—	5,000
2014	15,000	—	—	15,000
Thereafter	5,000	$7,500	$10,310	22,810
	$46,375	$7,500	$10,310	$64,185

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

9.	Income Taxes

The components of the net deferred tax asset at December 31, 2009 and 2008 are as follows:

	December 31
	2009	2008
Deferred tax assets:
Deferred compensation	$869	$839
General loan loss reserves	1,859	1,385
Net unrealized loss on securities available for sale	68	—
State and federal net operating loss carryfoward and tax credits carryfoward	4,230	3,602
Other real estate owned	136	376
Other	95	67
	7,257	6,269
Deferred tax liabilities:
FHLB stock dividends	(312)	(313)
Deferred loan fees	(314)	(334)
Net unrealized gain on securities available for sale	—	(345)
Mortgage servicing rights	(291)	(307)
Deferred state tax	(199)	(214)
Depreciation	(219)	(215)
Prepaid expenses	(140)	(197)
Goodwill	(131)	(112)
	(1,606)	(2,037)
Net deferred tax asset before valuation allowance	5,651	4,232
Valuation allowance
Beginning balance	(637)	(336)
Change during the period	(199)	(301)
Ending balance	(836)	(637)
Net deferred tax asset	$4,815	$3,595

As of December 31, 2009, the Company had approximately $18,185,000 of state tax loss carryforward available to offset future franchise tax.  As of December 31, 2009, the Company had approximately $5,536,000 of federal tax loss carryforward available to offset future federal tax.  Also, at December 31, 2009, the Company had approximately $1,039,000 of tax credits available to offset future federal income tax.  The state loss carryforward begins to expire in 2023.  The federal loss carryforward expires in 2026.  The tax credits begin to expire in 2023.  Included in the $1,039,000 of tax credits available to offset future federal income tax are approximately $303,000 of alternative minimum tax credits which have no expiration date.  Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods.

Retained earnings at December 31, 2009, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates.  The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31
	2009	2008
Statutory federal tax rate	34.0%	34.0%
Tax credits	0.1	3.7
Cash value of life insurance	26.4	797.3
Tax exempt interest - municipal securities and municipal loans	15.9	881.3
Other	(1.0)	243.2
Effective tax rate	75.4%	1959.5%

The credit for income taxes consists of the following:

	Year Ended December 31
	2009		2008
Federal
Current	$	(3)	$189
Deferred		(807)	(970)
Tax benefit		$(810)	$(781)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2006.

10. Employee Benefits

Multi-Employer Defined Benefit Pension Plan.  The Company is a participating employer in a multi-employer defined benefit pension plan.  Since the defined benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer.  The Company froze the defined benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan.  The change was made in an effort to control and reduce pension plan expense in the future.  The Company will continue to make contributions to meet required funding obligations.

401(k) Plan.   The Company’s self-administered 401(k) plan became effective April 1, 2008.  Prior to that date, the Company was a participating employer in a multi-employer 401(k) plan.  The current plan covers substantially all full-time employees of the Company.  The Company matches employees’ contributions to the 401(k) plan at the rate of 100% for the first 4% of base salary contributed by participants.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Pension expense for the plans totaled $453,000 and $295,000 in 2009 and 2008, respectively.

Split-dollar life insurance agreements.  The Company adopted the accounting guidance for separate agreements which split dollar life insurance policy benefits between an employer and employee.  This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  The effects of applying this guidance must be recognized through either a change in accounting principle through an adjustment to equity or through the retrospective application to all periods.  For calendar year companies, this guidance was effective beginning January 1, 2008, and upon its adoption, the Company recorded a cumulative effect of a change in accounting principle of $1,141,000.  At December 31, 2009 and 2008, the Company had a recorded a liability of $1,213,000 and $1,205,000, respectively.  During 2009 and 2008 the Company recognized net expense totaling $7,000 and $64,000, respectively.

Supplemental Executive Retirement Plan.  Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors.  At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan.  Instead, the Company entered into separate agreements with these certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date.  The liability for the plan at December 31, 2009 and 2008 was $1,823,000 and $1,733,00, respectively.  The expense for the plan was $218,000 and $169,000 for 2009 and 2008, respectively.

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

Stock Options.  Under the 1996 Stock Option and Incentive Plan (“1996 Plan”) and the 2006 Long-Term Incentive Plan (“2006 Plan”),  the Company has granted options to individuals to purchase common stock at a price equal to the fair market value at the date of grant, subject to the terms and conditions of the plans.  The 1996 Plan and the 2006 Plan require that options be granted at the fair market value of the stock on the date of the grant.  Options vest and are fully exercisable when granted or over an extended period subject to continuous employment or under other conditions set forth in the plans.  The period for exercising options shall not exceed ten years from the date of grant.  The plans also permit grants of stock appreciation rights.  An amendment of the 1996 Plan extended the plan’s term by five years and increased the number of shares reserved under the plan from 176,000 to 352,000 shares.  The 2006 Plan permits the granting of up to 225,000 shares.  The 1996 Plan and 2006 Plan were approved by the stockholders of the Company.

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

There were no stock options granted in 2009.  The following summarizes the assumptions used in the Black-Scholes model:

	2009	2008
Expected volatility	N/A	39.5%
Weighted-average volatility	N/A	39.5%
Expected dividends	N/A	1.73%
Expected term (in years)	N/A	8.0
Risk-free rate	N/A	3.15%

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	184,482	$14.07
Forfeited	(11,500)	14.08
Outstanding, end of year	172,982	$14.07	4.91	$-0-

Exercisable, end of year	171,182	$14.10	4.88	$-0-

The weighted-average grant-date fair value of options granted during the year 2008 was $3.68.  There were no options granted during the year 2009, and there were no options exercised during the years ended December 31, 2009 and 2008.

As of December 31, 2009, there was $7,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 0.95 years.

During 2009, the Company recognized $1,000 of share-based compensation expense.

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

On September 28, 2009, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions (“DFI”), the Board of Directors of the Bank adopted a resolution agreeing to, among other things, receive prior written consent from the FDIC and the DFI before declaring or paying any dividends.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

12. Earnings Per Share

	2009			2008
	Net Loss	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic (Loss) Earnings Per Share
(Loss) income available to common shareholders	$(264)	2,988,952	$(0.09)	$741	2,988,952	$0.25
Effect of Dilutive Stock Options	—			—
Diluted Earnings Per Share
Income available to common shareholders and assumed conversions	$(264)	2,988,952	$(0.09)	$741	2,988,952	$0.25

Options to purchase 172,982 and 184,482 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at December 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Other Comprehensive (Loss) Income

Other comprehensive (loss) income components and related taxes were as follows:

	2009	2008
Unrealized gain on securities available for sale arising during the period	$628	$1,010
Less: reclassification adjustment for gains realized in net income	1,680	103
Net unrealized (loss) gain	(1,052)	1,113
Change related to retirement plan	—	467
Other comprehensive (loss) income, before tax effect	(1,052)	1,580
Tax (benefit) expense	(413)	576
Other comprehensive (loss) income	$(639)	$1,004

14. Accumulated other comprehensive (loss) income

	2009	2008
Net unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) expense of $(68) and $345 for 2009 and 2008, respectively	$(102)	$537
	$(102)	$537

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2009 and 2008, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2009, that management believes have changed this classification.

On September 28, 2009, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, adopt a capital plan to increase its Tier 1 leverage ratio to 7.75% by December 31, 2009 and 8.00% at March 31, 2010, and to increase its Total Risk-Based Capital Ratio to 12.00% by December 31, 2009.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2009
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	10.00%	$32,634	8.00%	$26,107	12.51%	$40,811
Tier 1 capital (to risk-weighted assets)	6.00	19,580	4.00	13,053	11.25	36,720
Core capital (to adjusted total assets)	5.00	22,189	3.00	13,314	8.27	36,720

	December 31, 2008
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital (to risk-weighted assets)	10.00%	$32,638	8.00%	$26,110	12.78%	$41,715
Tier 1 capital (to risk-weighted assets)	6.00	19,583	4.00	13,055	11.82	38,592
Core capital (to adjusted total assets)	5.00	23,131	3.00	13,879	8.34	38,592

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

          This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and December 31, 2008:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2009:
Mortgage-backed pass-through securities	$24,992,000	$—	$24,992,000	$—
Collateralized mortgage obligations	5,820,000	—	5,820,000	—
Municipal securities	3,431,000	—	3,431,000	—
Mutual funds	1,598,000	1,598,000	—	—
	$35,841,000	$1,598,000	$34,243,000	$—

At December 31, 2008:
Mortgage-backed pass-through securities	$55,289,000	$—	$55,289,000	$—
Municipal securities	18,557,000	—	18,557,000	—
Mutual funds	1,525,000	1,525,000	—	—
	$75,371,000	$1,525,000	$73,846,000	$—

               Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans (Collateral Dependent)

               Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.

               If the impaired loan is identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized.  This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.

               Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Other Real Estate Owned

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned on December 31, 2009 that was recognized during the year ended December 31, 2009 was $806,000, which was recorded as a direct charge to current earnings.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2009:
Impaired loans	$11,401,000	$—	$—	$11,401,000
Other real estate owned	3,286,000	—	—	3,286,000

At December 31, 2008:
Impaired loans	$8,151,000	$—	$—	$8,151,000
Other real estate owned	1,404,000	—	—	1,404,000

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

The following table presents the estimates of fair value of financial instruments:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$19,588	$19,588	$8,449	$8,449
Investment securities available for sale	35,841	35,841	75,371	75,371
Loans held for sale	537	537	—	—
Loans	321,544	323,890	322,535	326,393
Interest and dividends receivable	1,419	1,419	1,749	1,749
Stock in FHLB	5,629	5,629	5,629	5,629
Liabilities
Deposits	338,381	340,940	324,406	327,928
Borrowings	64,185	60,034	97,735	95,762
Interest payable	414	414	780	780
Drafts payable	920	920	1,582	1,582

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31
Balance Sheets	2009	2008
Assets
Cash	$164	$276
Investment in Bank	40,403	41,933
Investments in affiliates	461	524
Other assets	1,945	1,561
	$42,973	$44,294
Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	88	208
Shareholders’ equity	32,575	33,776
	$42,973	$44,294

	Year Ended December 31
Statements of Operations	2009	2008
Dividends from Bank	$1,380	$1,600
Interest income	14	18
	1,394	1,618
Operating expense	1,090	1,254
Income (loss) before income tax benefit and equity in undistributed income of Bank	304	364
Income tax benefit	387	453
	691	817
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	(955)	(76)
Net Income (Loss)	$(264)	$741

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

	Year Ended December 31
Statements of Cash Flows	2009	2008
Operating Activities
Net (loss) income	$(264)	$741
Items not requiring (providing) cash
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	955	76
Other adjustments	(504)	(421)
Net cash provided by operating activities	187	396
Financing Activities
Cash dividends paid	(299)	(478)
Net cash used in financing activities	(299)	(478)
Change in cash	(112)	(82)
Cash at beginning of year	276	358
Cash at end of year	$164	$276

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

18. Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Total interest income	$5,823	$5,580	$5,655	$5,283
Total interest expense	2,782	2,530	2,345	1,995
Net interest income	3,041	3,050	3,310	3,288
Provision for loan losses	338	615	320	907
Net income (loss)	(113)	(466)	187	128
Securities gains (losses) - net	107	(5)	793	785
Basic earnings (loss) per share	(0.04)	(0.15)	0.06	0.04
Diluted earnings (loss) per share	(0.04)	(0.15)	0.06	0.04
Dividends declared per share	0.04	0.04	0.01	0.01
Stock price range
High	5.99	4.42	4.32	3.61
Low	2.19	2.50	3.10	2.39

2008
Total interest income	$5,935	$5,859	$5,848	$5,939
Total interest expense	3,210	2,846	2,841	2,891
Net interest income	2,725	3,013	3,007	3,048
Provision for loan losses	371	221	205	453
Net income (loss)	383	383	393	(418)
Securities gains (losses)	49	60	(6)	—
Basic earnings (loss) per share	0.13	0.13	0.13	(0.14)
Diluted earnings (loss) per share	0.13	0.13	0.13	(0.14)
Dividends declared per share	0.04	0.04	0.04	0.04
Stock price range
High	10.00	9.50	10.00	8.00
Low	7.50	8.51	6.84	4.05

Significant activity in the fourth quarter of 2009

The two primary factors impacting net income for the quarter were a larger provision for loan losses related to management’s continuing evaluation regarding the adequacy of the allowance for loan losses considering the current economic environment, and $785,000 in gains from sales of available-for-sale investment securities.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

19.  Current and Future Accounting Matters

❑	Financial Accounting Standards Board (FASB)

▪	ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”

In August 2009, this ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The provisions of this ASU did not have a material impact on our financial statements.

▪	ASU 2009-01 (formerly SFAS No. 168), Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

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

▪	ASC 810 (Formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R))

In June 2009, the FASB issued consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of the previous standard, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of the previous standard.  This standard is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are currently assessing the impact of this standard on our financial condition, results of operations, and disclosures.

▪	ASC 860 (Formerly SFAS No. 166, Accounting for Transfers of Financial Assets Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140)

This standard amends the derecognition accounting and disclosure guidance relating to transfers of financial assets.  This standard eliminates the exemption from consolidation for QSPEs, and also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated.  ASC 860 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  We are currently assessing the impact of this standard on our financial condition, results of operations, and disclosures.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

▪	ASC 855 (formerly SFAS No. 165, Subsequent Events)

In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 was effective for interim or annual periods ending after June 15, 2009.  We have adopted the provisions of SFAS 165.

▪	ASC 825 (formerly FASB Staff Position (FSP) 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments)

▪
In April 2009, the FASB issued the FSP which requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP is effective for interim and annual financial periods ending after June 15, 2009.  We adopted the provisions of the FSP on April 1, 2009 and the impact on our disclosures is more fully discussed in Note G.

▪	ASC 320 (formerly FSP FAS 115-2, FAS124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary-Impairment)

In April 2009, the FASB issued the FSP which (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the FSP, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  The FSP is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of  the FSPon April 1, 2009.  The provisions of this ASC did not have a material impact on our financial statements.

▪	ASC 820 (formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly)

In April 2009, the FASB issued the FSP which affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP is effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of the FSP on April 1, 2009.  We adopted the provisions of the FSP on April 1, 2009.  The provisions of this ASC did not have a material impact on our financial statements.

▪	ASC 260 (formerly FSP EITF 03-6-1, Determining Whether Instruments Granted in Shared-Based Payment Transaction are Participating Securities)

In June 2008, the FASB issued the FSP which clarifies that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  The FSP also provides guidance on how to allocate earnings to participating securities and compute EPS using the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The provisions of the FSP did not have a material impact on our EPS calculation.  The provisions of this ASC did not have a material impact on our financial statements.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

20.  Significant Estimates, Concentrations and Contingencies

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses are reflected in the footnote regarding loans.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Litigation
The Company is currently involved in a legal matter where the plaintiff has asserted that the Company wrongfully deposited checks over forged endorsements.  The plaintiff is seeking damages of $740,000.  The Company is vigorously defending against this claim and does not expect the resolution of this matter to have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.  As such, the Company has not established any accrual related to this matter.

Bank-Owned Life Insurance
Approximately 47% of the Company’s investment in bank-owned life insurance was held by two carriers at December 31, 2009 and 2008, respectively.

21.  Current Economic Conditions

The current protracted economic decline continues to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2009, the Company held $104,231,000 in commercial real estate loans and $23,004,000 in loans collateralized by commercial and development real estate.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

22.  Risks and Uncertainties

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1.  Business – Executive Officers” in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page of this Form 10-K and the section titled “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting and financial officer and senior executive officers.  For information concerning the Code of Ethics, see the section titled “Corporate Governance and Board Matters – Code of Ethics” in the Proxy Statement.  The Code of Ethics is posted on the Company’s Internet Web site at www.ameriana.com.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s Code of Ethics by posting such information on its Internet site at www.ameriana.com.

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

(d)          Equity Compensation Plan Information

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2009.  The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	172,982	$14.07	221,000

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	172,982	$14.07	221,000

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

Item 15.  Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1)           Financial Statements.  The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2009
Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended
December 31, 2009
Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2009
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

10.1*
Employment Agreement, dated January 1, 2008, between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008)

10.2*
Employment Agreement, dated January 1, 2008, between Ameriana Bank and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008)

10.3*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.4*
Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.5*
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated May 6, 1999, as amended, between Ameriana Bank and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008,  filed with the SEC on March 30, 2009)

10.6*
Employment Agreement, effective January 1, 2008, between Ameriana Bank and John J. Letter (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 15, 2008)

10.7*
Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.8*
Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.9*
Ameriana Bank Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*
Ameriana Bank Salary Continuation Agreement dated December 18, 2008 between Ameriana Bank and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.11*
Ameriana Bank Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.12*
Mr. Drackett’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Charles M. Drackett, Jr.; (ii) the date of execution, which is December 30, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $21,000.

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

10.14*
Ameriana Bank Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.15*
Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes.; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.16*
Ameriana Bank Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank and Richard Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

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

AMERIANA BANCORP

Date: March 31, 2010	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 31, 2010
Jerome J. Gassen
President, Chief Executive Officer
and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 31, 2010
John J. Letter
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael E. Bosway	March 31, 2010
Michael E. Bosway
Director

By:	/s/ Donald C. Danielson	March 31, 2010
Donald C. Danielson
Director

By:	/s/ Charles M. Drackett, Jr.	March 31, 2010
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 31, 2010
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 31, 2010
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 31, 2010
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 31, 2010
Ronald R. Pritzke
Director