Form 10-Q
period 2010-03-31
AMERIANA BANCORP
filed 2010-05-14
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

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

At May  14, 2010, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash on hand and in other institutions	$3,975	$6,283
Interest-bearing demand deposits	16,173	13,305
Cash and cash equivalents	20,148	19,588
Investment securities available for sale	30,869	35,841
Loans held for sale	925	537
Loans, net of allowance for loan losses of $3,963 and $4,005	319,520	321,544
Premises and equipment	15,281	15,508
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	649	649
Cash value of life insurance	24,756	24,538
Other real estate owned	6,595	5,517
Other assets	16,042	12,212
Total assets	$440,414	$441,563
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$32,159	$29,531
Interest-bearing	304,537	308,850
Total deposits	336,696	338,381
Borrowings	63,810	64,185
Drafts payable	948	920
Other liabilities	6,227	5,502
Total liabilities	407,681	408,988
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,048	1,045
Retained earnings	31,466	31,416
Accumulated other comprehensive income (loss)	3	(102)
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	32,733	32,575
Total liabilities and shareholders’ equity	$440,414	$441,563
See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest Income
Interest and fees on loans	$4,676	$4,884
Interest on mortgage-backed securities	318	671
Interest on investment securities	52	183
Other interest and dividend income	37	85
Total interest income	5,083	5,823
Interest Expense
Interest on deposits	1,169	1,773
Interest on borrowings	631	1,009
Total interest expense	1,800	2,782
Net Interest Income	3,283	3,041
Provision for loan losses	360	338
Net Interest Income After Provision for Loan Losses	2,923	2,703
Other Income
Other fees and service charges	469	417
Brokerage and insurance commissions	364	337
Net realized and recognized gains on available-for-sale investment securities	104	107
Gains on sales of loans and servicing rights	66	14
Net loss on other real estate owned	(35)	(321)
Other real estate owned income	100	—
Increase in cash value of life insurance	218	213
Other	66	11
Total other income	1,352	778
Other Expense
Salaries and employee benefits	2,274	2,148
Net occupancy expense	408	374
Furniture and equipment expense	215	217
Legal and professional fees	221	180
FDIC insurance premiums and assessments	196	15
Data processing expense	176	177
Printing and office supplies	54	89
Marketing expense	101	171
Other real estate owned expense	208	63
Other	433	421
Total other expense	4,286	3,855
Loss Before Income Taxes	(11)	(374)
Income tax benefit	(91)	(261)
Net Income (Loss)	$80	$(113)

Basic Earnings (Loss) Per Share	$0.03	$(0.04)
Diluted Earnings (Loss) Per Share	$0.03	$(0.04)
Dividends Declared Per Share	$0.01	$0.04
See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp
Consolidated Condensed Statements of Shareholders’ Equity
For the Three Months Ended March 31, 2010
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	$3,214	$1,045	$31,416	$(102)	$(2,998)	$32,575
Net Income	—	—	80	—	—	80
Change of $175 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $70	—	—	—	105	—	105
Comprehensive income						185
Share-based compensation	—	3	—	—	—	3
Dividends declared ($0.01 per share)	—	—	(30)	—	—	(30)
Balance at March 31, 2010	$3,214	$1,048	$31,466	$3	$(2,998)	$32,733

See notes to consolidated condensed financial statements.

(5)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income (loss)	$80	$(113)
Items not requiring (providing) cash
Provision for losses on loans	360	338
Depreciation and amortization	285	237
Increase in cash value of life insurance	(218)	(213)
Gain from sale of available-for-sale securities	(104)	(107)
Loss on sale or write-down of other real estate owned	35	321
Mortgage loans originated for sale	(3,489)	(1,198)
Proceeds from sale of mortgage loans	3,131	727
Gains on sale of loans and servicing rights	(66)	(14)
Increase in accrued interest payable	621	778
Other adjustments	(354)	29
Net cash provided by operating activities	281	785
Investing Activities
Purchase of securities	(10)	—-
Proceeds/principal from the sale of securities	553	7,225
Principal collected on mortgage-backed securities	1,094	2,765
Net change in loans	194	(16,543)
Proceeds from sales of other real estate owned	389	172
Net purchases and construction of premises and equipment	(30)	(508)
Construction cost for other real estate owned	(32)	—-
Other investing activities	8	11
Net cash provided by (used in) investing activities	2,166	(6,878)
Financing Activities
Net change in demand and savings deposits	1,490	33,554
Net change in certificates of deposit	(3,175)	623
Increase in drafts payable	28	733
Proceeds from long-term borrowings	3,000	—-
Repayment of long-term borrowings	(3,375)	(3,500)
Net change in advances by borrowers for taxes and insurance	175	227
Cash dividends paid	(30)	(119)
Net cash (used in) provided by financing activities	(1,887)	31,518
Change in Cash and Cash Equivalents	560	25,425
Cash and Cash Equivalents at Beginning of Year	19,588	8,449
Cash and Cash Equivalents at End of Quarter	$20,148	$33,874

Supplemental information:

Interest paid on deposits	$544	$990

Interest paid on borrowings	$635	$1,015

Non-cash supplemental information:

Transfers from loans to other real estate owned	$1,470	$2,965

See notes to consolidated condensed financial statements.

(6)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank (the “Bank”).  The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency and Ameriana Financial Services, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows.  The consolidated condensed balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the period are not necessarily indicative of the results to be expected in the full year or for any other period.  These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B — SHAREHOLDERS’ EQUITY

On March 29, 2010, the Board of Directors declared a quarterly cash dividend of $0.01 per share.  This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on April 9, 2010, and was paid on April 30, 2010.

No stock options were exercised during the first quarter of 2010.

NOTE C — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended March 31,
	2010			2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) Per Share: Income (loss) available to common shareholders	$80	2,988,952	$0.03	$(113)	2,988,952	$(0.04)
Effect of dilutive stock options	—	—		—	—
Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$80	2,988,952	$0.03	$(113)	2,988,952	$(0.04)

Options to purchase 169,982 and 199,482 shares of common stock at exercise prices of $9.25 to $15.56 and $9.25 to $15.56 per share were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(7)

NOTE D — INVESTMENT SECURITIES

            The following tables provide the composition of investment securities at March 31, 2010, and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$20,336	$151	$70	$20,417
Ginnie Mae collateralized mortgage obligations	5,909	—	78	5,831
Municipal securities	3,036	20	57	2,999
Mutual fund	1,584	38	—	1,622
	$30,865	$209	$205	$30,869

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,953	$214	$175	$24,992
Ginnie Mae collateralized mortgage obligations	6,024	—	204	5,820
Municipal securities	3,461	30	60	3,431
Mutual fund	1,573	25	—	1,598
	$36,011	$269	$439	$35,841

The amortized cost and fair value of securities available for sale at March 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	325	342
Five to ten years	352	353
After ten years	2,359	2,304
	3,036	2,999
Ginnie Mae and GSE mortgage-backed pass-through securities	20,336	20,417
Ginnie Mae collateralized mortgage obligations	5,909	5,831
Mutual fund	1,584	1,622
	$30,865	$30,869

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

Collateralized mortgage obligations: The unrealized losses on the Company’s investment in collateralized mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by  Ginnie Mae, a U. S. Government Agency.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010.

(8)

Municipal securities:  All of the municipal securities in the Company’s investment portfolio at March 31, 2010 that were rated by Moody’s Investors Service received an investment grade credit quality rating.  Two securities were not rated by Moody’s.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Mutual funds:  The mutual fund balance at March 31, 2010 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA by Standard & Poor’s.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2010 and December 31, 2009 were $18,185,000 and $18,289,000, which is approximately 58.9% and 51.0% of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

At March 31, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$10,286	$67	$221	$3	$10,507	$70
Ginne Mae collateralized mortgage obligations	5,831	78	—	—	5,831	78
Municipal securities	1,847	57	—	—	1,847	57
	$17,964	$202	$221	$3	$18,185	$205

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$10,394	$172	$231	$3	$10,625	$175
Ginne Mae collateralized mortgage obligations	5,820	204	—	—	5,820	204
Municipal securities	1,844	60	—	—	1,844	60
	$18,058	$436	$231	$3	$18,289	$439

Investment securities with a total market value of $5,831,000 and $5,820,000 were pledged at March 31, 2010 and December 31, 2009, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,129,000 and $9,030,000 were pledged at March 31, 2010 and December 31, 2009, respectively, to secure a repurchase agreement.

A gross gain of $104,000 and no gross loss resulting from sales of available for sale securities were realized during the first quarter of 2010, with a net tax expense of $35,000, compared to a $131,000 gross gain and a $24,000 gross loss for the first quarter of 2009, with a net tax expense of $36,000.

(9)

NOTE E — CURRENT AND FUTURE ACCOUNTING MATTERS

☐	Financial Accounting Standards Board (FASB)

▪	ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving  Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

       In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

This Company adopted this standard effective January 1, 2010, and its provisions did not have a material impact on our financial condition, results of operations or disclosures.

▪	ASU 2010-01, Equity (Topic 505), Accounting for Distribution to Shareholders with Components of Stock and Cash

The FASB has issued Accounting Standard Update (ASU) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This ASU codifies the consensus reached in EITF Issue No. 09-E, "Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash."

The provisions of this ASU did not have a material impact on our financial condition, results of operations or disclosures.

▪	ASC 810 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R))

In June 2009, the FASB issued consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities currently within the scope of the previous standard, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from the scope of the previous standard.  This Company adopted this standard effective January 1, 2010, and its provisions did not have a material impact on our financial condition, results of operations or disclosures.

▪	ASC 860 (formerly SFAS No. 166), Accounting for Transfers of Financial Assets Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140)

This standard amends the derecognition accounting and disclosure guidance relating to transfers of financial assets.  This standard eliminates the exemption from consolidation for QSPEs, and also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated.  ASC 860 was effective for the Company as of January 1, 2010, and its provisions did not have a material impact on our financial condition, results of operations or disclosures.

(10)

NOTE F — RETIREMENT PLAN

            The Company entered into separate agreements with certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date.  The liability for the plan at March 31, 2010 and December 31, 2009 was $1,837,000 and $1,823,000, respectively.  The expense for the plan was $46,000 and $54,000 for the three month periods ended March 31, 2010 and March 31, 2009, respectively.

NOTE G – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

          The Company adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance has been applied prospectively as of the beginning of the year/period.

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

(11)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$20,417	$—	$20,417	$—
Ginnie Mae collateralized mortgage obligations	5,831	—	5,831	—
Municipal securities	2,999	—	2,999	—
Mutual funds	1,622	1,622	—	—
	$30,869	$1,622	$29,247	$—

At December 31, 2009:
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,992	$—	$24,992	$—
Ginnie Mae collateralized mortgage obligations	5,820	—	5,820
Municipal securities	3,431	—	3,431	—
Mutual funds	1,598	1,598	—	—
	$35,841	$1,598	$34,243	$—

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

(12)

Other Real Estate Owned

           The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned on March 31, 2010 that was recognized during the three months ended March 31, 2010 was $38,000, which was recorded as a direct charge to current earnings.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2010:
Impaired loans	$12,307	$—	$—	$12,307
Other real estate owned	34	—	—	34

At December 31, 2009:
Impaired loans	$11,401	$—	$—	$11,401
Other real estate owned	3,286	—	—	3,286

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

The following table presents the estimates of fair value of financial instruments:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$20,148	$20,148	$19,588	$19,588
Investment securities available for sale	30,869	30,869	35,841	35,841
Loans held for sale	925	925	537	537
Loans	319,520	323,177	321,544	323,890
Interest receivable	1,363	1,363	1,419	1,419
Stock in FHLB	5,629	5,629	5,629	5,629

Liabilities
Deposits	336,696	328,737	338,381	340,940
Borrowings	63,810	61,209	64,185	60,034
Interest payable	1,036	1,036	414	414
Drafts payable	948	948	920	920

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Stock in FHLB: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

Loans Held for Sale:  The fair value approximates carrying value.

Loans: The fair values for loans are estimated using a discounted cash flow calculation that applies interest rates used to price new similar loans to a schedule of aggregated expected monthly maturities on loans.

Interest Receivable/Payable: The fair value of accrued interest receivable/payable approximates carrying values.

(13)

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards.  It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and our other reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors,” in this Form 10-Q under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Who We Are

               Ameriana Bancorp is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended.  The Company became the holding company for Ameriana Bank, an Indiana chartered commercial bank headquartered in New Castle, Indiana (the “Bank”), in 1990.  The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.

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

(14)

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”).  AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana.  On July 1, 2009, AIA purchased the book of business of Chapin-Hayworth Insurance Agency, Inc., a multi-line property and casualty insurance agency located in New Castle, Indiana.  AFS operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.  A third wholly-owned subsidiary, Ameriana Investment Management, Inc. (“AIMI”), had been responsible for managing investment securities for the Bank.  AIMI was liquidated by the Bank effective December 31, 2009, and the investment securities were transferred to the bank.

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

               Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowings.  Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically have a lower average rate than FHLB advances.  Several factors affect our net interest income.  These factors include loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturity, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions and the current interest rate environment.

Executive Overview of the First Quarter of 2010

               The Company recorded net income of $80,000, or $0.03 per share for the three-month period ended March 31, 2010.  The first quarter earnings benefited from an improvement in net interest margin and from gains on sales of  investment securities, but earnings were negatively impacted by continuing elevated credit costs resulting primarily from a weak economic climate.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•
All three of the Bank’s capital ratios at March 31, 2010 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•
Net interest income for the first quarter of 2010 was $242,000, or 8.0%, higher than the same quarter in 2009.  This improvement was achieved despite a lower volume of average interest-earning assets that resulted from balance sheet restructuring in the last half of 2009 that was designed to increase the Bank’s regulatory capital ratios.

•
Net interest margin of 3.50% on a fully tax-equivalent basis for the first quarter of 2010 was 51 basis points higher than the same period of 2009, and 16 basis points more than the fourth quarter of 2009.  The improvement resulted primarily from a significant reduction in the Bank’s average cost of deposits.

(15)

•
Due to a continuing elevated level of charge-offs and non-performing loans, the Bank recorded a $360,000 provision for loan losses in the first quarter of 2010, slightly higher than the $338,000 provision in the year earlier quarter.

•
Other income of $1.4 million for the first quarter of 2010 was $574,000, or 73.8%, greater than the total for the same quarter of 2009, and resulted primarily from a $286,000 reduction in OREO losses and $100,000 in rental income on an OREO property.

•	Other income also included $104,000 in gains from sales of investment securities, compared to gains of $107,000 in the year earlier quarter.

•
Other expense for the first quarter of 2010 was $431,000, or 11.2%, higher than the same quarter in 2009, due primarily to increases in employee retirement and health insurance costs, higher FDIC insurance premiums, and higher OREO expense.

•	The income tax benefit of $91,000 for the first quarter of 2010 was related primarily to the significant amount of tax-exempt income from bank-owned life insurance.

For the first quarter of 2010, total assets dropped by $1.2 million, or 0.3%, to $440.4 million from $441.6 million at December 31, 2009:

•
A $5.0 million reduction in the investment portfolio during the quarter resulted primarily from $4.0 million of sales, including a $425,000 municipal security, and principal payments on mortgage-backed securities.  The Bank continues to sell municipal securities as part of its overall income tax strategy, and that segment of the investment portfolio has been reduced to $3.0 million.

•
Net loans receivable of $319.5 million at March 31, 2010 represented a decrease of $2.0 million, or 0.6%, for the quarter, as commercial loan demand remained weak and the Bank continued the strategic change adopted in the prior year of selling fixed-rate residential products in the secondary market.

•	Reflective of the continuing weak economy, total non-performing loans of $9.4 million, or 2.9% of total net loans, at March 31, 2010, represented an increase of $335,000 from December 31, 2009.

•
The allowance for loan losses of $4.0 million at March 31, 2010, was equal to 1.2% of total loans and 42.2% of non-performing loans, with similar ratios of 1.2% and 44.2%, respectively, at December 31, 2009.

•
As of March 31, 2010, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities.  The Company has no direct exposure to sub-prime loans in its loan portfolio.

•
During the first quarter of 2010, total deposits decreased by $1.7 million, or 0.5%, to $336.7 million, as the Bank focused on core deposit growth, allowing the more rate-sensitive certificate accounts to run off.  Retail and business checking and savings account balances were up $4.1 million for the quarter.  No brokered certificates of deposit were held at March 31, 2010.

•
Also, during the first quarter of 2010, $3.4 million in notes payable to the FHLB matured, and the Bank added a $3.0 million five-year Federal Home Loan Bank advance with a fixed interest rate of 2.70%.

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

•	Adopt a written plan to lower classified assets;
•	Formulate and implement a written profit plan;
•	Receive prior written consent from the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends;
•	Strive to reduce total holdings of bank-owned life insurance; and

(16)

•	Furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the resolution.

The Bank is currently in compliance with the provisions of the resolution.

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

A major remodeling of our Greenfield Banking Center, our second largest office, was completed in the third quarter of 2008. The renovations provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that includes interactive terminals, an internet café, and multi-media in-store marketing.

The Company opened three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis, in Fishers and Carmel in November 2008 and December 2008, respectively, and in Westfield in late May of 2009.  These new banking centers enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

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

(17)

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Valuation Measurements.  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.  Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which requires key judgments affecting how fair value for such assets and liabilities is determined.  In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets.  To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors.  The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Corporation’s results of operations.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2010 and December 31, 2009, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets.  Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

(18)

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at March 31, 2010.

FINANCIAL CONDITION

Total assets of $440.4 million at March 31, 2010 represented a reduction of $1.2 million, or 0.3%, from the December 31, 2009 total of $441.6 million, but were considerably lower than total assets of $496.3 million at March 31, 2009.  During the last half of 2009, the Company initiated a major balance sheet restructuring strategy to strengthen its capital position to be in a better position to sustain the possible consequences of a continuing weak economy.  The strategy focused primarily on eliminating non-core deposits and reducing the level of borrowed money using excess cash accumulated earlier in the year, and also with the proceeds from sales of investment securities that resulted in significant gains for the Bank in the last six months of 2009.

Cash and cash equivalents of $20.1 million at March 31, 2010 were up slightly from the December 31, 2009 total of $19.6 million, and included $16.1 million in interest-bearing deposits at the Federal Reserve Bank of Chicago.  Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available for sale decreased 13.9% to $30.9 million at March 31, 2010 from $35.9 million at December 31, 2009.  This $5.0 million decrease resulted from sales of three mortgage-backed securities totaling $3.6 million, a sale of a $425,000 municipal security, and principal repayments on mortgage-backed securities totaling $1.1 million.  The municipal security sale represents a continuation of a Bank income tax strategy that has resulted in the municipal securities portfolio being reduced to $3.0 million at March 31, 2010.  All mortgage-backed securities in the portfolio at March 31, 2010, which totaled $26.2 million, are insured by either the U. S. Government agency Ginnie Mae, or by a U. S. Government sponsored enterprise (“GSE”), Fannie Mae or Freddie Mac.

Net loans receivable decreased by $2.0 million, or 0.6%, to $319.5 million from $321.5 million at December 31, 2009.  For the three months ended March 31, 2010, the Bank’s commercial and investment residential real estate, and commercial business loans increased only $627,000, which reflected the impact of relatively poor economic conditions. The owner-occupied residential real estate first mortgage loan portfolio declined $2.5 million during the first quarter of 2010, due mostly to the Bank’s decision to sell $3.1 million of new originations. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.  Outstanding consumer loan balances, including home equity lines of credit, dropped $203,000 during the first quarter of 2010.

Premises and equipment of $15.3 million at March 31, 2010 represented a $227,000 decrease from the total of $15.5 million at December 31, 2009.  The net decrease was a result of $256,000 of depreciation for the three months ended March 31, 2010 exceeding capital expenditures of $30,000 for the period.

Total goodwill of $649,000 at March 31, 2010 was unchanged from December 31, 2009.  $457,000 of the goodwill relates to deposits associated with a banking center acquired on February 27, 1998, and $192,000 is the result of two separate acquisitions of insurance businesses.  The results of the Bank’s impairment tests have reflected that there is no impairment as of March 31, 2010.

The total for other assets was $16.0 million at March 31, 2010, compared to $12.2 million at December 31, 2009.  This increase of $3.8 million was due mostly to sale proceeds receivable from securities dealers totaling $3.6 million that resulted from three investment securities transactions on March 30, 2010, that had April settlement dates.  The gains from these three sales are reflected in the financial statements for the quarter ended March 31, 2010.

Total deposits of $336.7 million at March 31, 2010 represented a decrease of $1.7 million, or 0.5%, from the total of $338.4 million at December 31, 2009, as the Bank focused on growing core deposits, allowing the more rate-sensitive of its certificates of deposit to run off.  During the first quarter of 2010, the Bank grew retail and business checking account balances by $2.2 million, or 2.9%, to $78.1 million, and savings accounts were up $1.9 million, or 7.5%, to $26.4 million.  Public funds checking balances decreased $2.8 million to $25.7 million, and certificates of deposit decreased $3.2 million to $179.7 million.  The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships.  Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

(19)

Borrowings declined by $375,000 during the first three months of 2010 to $63.8 million, as the Bank repaid  two Federal Home Loan Bank borrowings totaling $3.4 million that had matured, and added a $3.0 million five year Federal Home Loan Bank advance with a fixed interest rate of 2.70%.  Wholesale funding options and strategies are continuously being analyzed to ensure that we retain sufficient sources of credit to fund all of the Company’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $948,000 at March 31, 2010 were up slightly from $920,000 at December 31, 2009.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $32.7 million at March 31, 2010 was $158,000 higher than the total at December 31, 2009. The increase resulted primarily from $80,000 in net income and an unrealized gain net of income taxes of $105,000 from the Bank’s available for sale investments securities portfolio, reduced by $30,000 in dividends declared during the three-month period. The Company and the Bank’s three regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the September 28, 2009 Board resolution.

RESULTS OF OPERATIONS

First Quarter of 2010  compared to the First Quarter of 2009

The Company recorded net income of $80,000, or $0.03 per diluted share, for the first quarter of 2010, compared to a net loss of $113,000, or $(0.04) per diluted share, for the first quarter of 2009.

Credit costs related to the weak economic environment had a significant negative impact on earnings for both the first quarter of 2010 and the first quarter of 2009.  Compared to the three-month period ended March 31, 2009, the first quarter of 2010 benefited from an improvement in net interest income and reduced net OREO costs, but sustained higher costs for employee benefits and FDIC insurance premiums.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $175,000, or 5.6%, to $3.3 million for the first quarter of 2010 compared to $3.1 million for the same period of 2009.  The growth resulted primarily from a significant increase in interest rate spread, as average interest-earning assets of $383.9 million for the quarter ended March 31, 2010 were down $42.2 million, or 9.9% from the total for the same quarter a year earlier.  The reduction in average interest-earning assets resulted primarily from balance sheet restructuring strategies that were implemented during the second half of 2009.  As a result of the Company’s interest rate spread improvement, net interest margin on a fully tax-equivalent basis increased 51 basis points to 3.50% for the first quarter of 2010 from 2.99% for the first quarter of 2009.

Tax-exempt interest was $64,000 for the first quarter of 2010 compared to $190,000 for the same period of 2009, and resulted from bank-qualified municipal securities and municipal loans.  Tax-equivalent adjustments were $29,000 and $96,000 for the first quarter of 2010 and 2009, respectively.  The decrease in tax-exempt interest for the first quarter compared to the same period of 2009 was due primarily to the Bank’s sales of  municipal securities.

(20)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended March 31,
	2010	2009
Balance at beginning of quarter	$4,005	$2,991
Provision for loan losses	360	338
Charge-offs	(540)	(118)
Recoveries	138	14
Net charge-offs	(402)	(104)
Balance at end of period	$3,963	$3,225
Allowance to total loans	1.23%	0.95%
Allowance to non-performing loans	42.22%	97.96%

We recorded a provision for loan losses of $360,000 in the first quarter of 2009, compared to $338,000 for the same period in 2009.  The provision for loan losses for the first quarter of 2010 reflected the continuing pressure of current economic conditions on credit quality, including an increase in non-performing loans and charge-offs.  Based on the results of the Company’s continuing review process, it is management’s opinion that the allowance for loan losses is adequate as of March 31, 2010.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	March 31,
	2010	2009

Loans accounted for on a non-accrual basis	$8,935	$3,282

Accruing loans contractually past due 90 days or more	451	10

Total of non-accrual and 90 days past due loans	$9,386	$3,292
Percentage of total net loans	2.94%	0.98%
Other non-performing assets (1)	$6,622	$6,640

(1)   Other non-performing assets represent property acquired through foreclosure or repossession.  This property is carried at the lower of its fair market value or its carrying value.

Although the allowance for loan losses of $4.0 million at March 31, 2010 was $738,000, or 22.9%, higher than a year earlier, the allowance for loan losses to non-performing loans ratio of 42.22% at March 31, 2010 reflected a significant change from the ratio of 97.96% at March 31, 2009 as the result of the higher total of non-performing loans.  Non-performing loans of $9.4 million at March 31, 2010 represented a $335,000 increase over the total of $9.1 million at December 31, 2009.  Non-performing loans at March 31, 2010 include a $2.9 million commercial real estate loan with sufficient collateral coverage to support a limited reserve amount.  Although the allowance for loan losses as a percentage of non-performing loans is lower than a year earlier, it is management’s opinion that the allowance for loan losses at March 31, 2010 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

Other real estate owned of $6.6 million at March 31, 2010, represented an increase of $1.1 million from December 31, 2009, with nine new properties and seven sales, and one write down that totaled $38,000.

Other Income

The Company recorded other income of $1.4 million for the first quarter of 2010, an increase of $574,000 over the total of $778,000 for the same period a year earlier that was due primarily to:

(21)

•
A $52,000 increase in fees and service charges from deposit account relationships compared to the same quarter a year earlier that included a $27,000 improvement in debit card fees, and reflected the Bank’s success in growing retail checking accounts;

•
A $52,000 increase is gains on sales of loans and servicing rights over the same quarter a year earlier, when the mortgage-banking strategy involved retaining most of the new originations in the Bank’s loan portfolio;

•	A $286,000 reduction in net losses from OREO to $35,000 for the first quarter of 2010, compared to $321,000 in the same period a year earlier;

•	$100,000 in rental income from OREO for the first quarter of 2010, $98,000 from an apartment complex, compared to no OREO rental income for the same period in 2009; and

•
A $39,000 reduction in the write-off of mortgage loan servicing rights resulting from payoffs to $27,000 for the first quarter of 2010, compared to $66,000 for the same period a year earlier that experienced higher mortgage loan prepayment activity due mostly to heavy refinancing volume.

Other Expense

The $431,000 or 11.2% increase in total other expense for the first quarter of 2010, compared to the first quarter of 2009, resulted primarily from increases in employee retirement and health insurance costs, higher FDIC insurance premiums, and higher OREO expense:

•
The $2.3 million total cost for salaries and employee benefits for the first quarter of 2010 was $126,000 higher than the year earlier quarter, due to a $97,000 increase in employee health insurance costs, and a $47,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan. Salary costs were $24,000 lower than the same quarter of 2009, as the benefit from the elimination of positions through attrition exceeded additional salary costs associated with a new banking center and normal annual salary increases for employees.  In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2010.

•
The $181,000 increase in FDIC insurance premiums and assessments resulted from a higher industry-wide insurance assessment rate than a year earlier, and the balance of the one-time assessment credit being used up in the first half of 2009.

•
The $208,000 of other real estate owned expense exceeded the total for the same quarter a year earlier by $145,000 and related primarily to real estate taxes and to operating expenses for the OREO apartment complex that provided $98,000 of rental income during the quarter.

•
Marketing expense of $101,000 for the first quarter of 2010 was $70,000 lower than the same quarter a year earlier, and reflective of an expense reduction initiative implemented by Bank management in the second half of 2009.

Income Tax Expense

The Company had a loss before income taxes of $11,000, but recorded an income tax benefit of $91,000 for the first quarter of 2010 due to a significant amount of tax-exempt income, primarily from bank owned life insurance.  For the same quarter of 2009, the Company had a loss before income taxes of $374,000 and recorded a tax benefit of $261,000 that was due primarily to a similar amount of BOLI income coupled with the interest from a larger average investment in municipal securities.  The municipal securities portfolio had been reduced from an average balance of $17.2 million for the first quarter of 2009 to an average balance of $3.5 million for the first quarter of 2010.

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003.  We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009.  Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset.

(22)

The Company also has a deferred federal tax asset that is composed of tax benefit from a net operating loss carryforward and purchased tax credits.  The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023.  Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

In addition to the liquidation of AIMI, our investment subsidiary, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset.  Through  sales of tax-exempt municipal securities, that segment of the investment portfolio has been reduced by $31.1 million, or 90.1%, from $34.5 million at December 31, 2006 to $3.0 million at March 31, 2010.  The proceeds from these sales have been reinvested in taxable financial instruments.  The Bank is considering a sale/leaseback transaction that could result in a  taxable gain on its office properties, and also allow the Bank to convert nonearning assets to earnings assets that will produce taxable income.  Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies, that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield.  Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

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

At March 31, 2010, we had $8.5 million in loan commitments outstanding and $36.7 million of additional commitments for line of credit receivables.  Certificates of deposit due within one year of March 31, 2010 totaled $114.1 million, or 33.9% of total deposits.  If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2011.  However, based on past experiences we believe that a significant portion of the certificates of deposit will remain.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments.  In the first quarter of 2010, net loans receivable decreased by $2.0 million, or 0.6%.  In the first three months of 2009, we experienced an increase of $13.2 million in net loans receivable.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Total deposits decreased by $1.7 million and total FHLB advances were reduced by $375,000 during the three months of 2010. There were no brokered certificates at either March 31, 2010 or December 31, 2009.

(23)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At March 31, 2010 and December 31, 2009, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since March 31, 2010, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

March 31, 2010

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,280	12.83%	$25,741	8.00%	$32,176	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,258	11.58%	$12,870	4.00%	$19,306	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,258	8.54%	$13,092	3.00%	$21,821	5.00%

December 31, 2009

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$40,811	12.51%	$26,107	8.00%	$32,634	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$36,720	11.25%	$13,053	4.00%	$19,580	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$36,720	8.27%	$13,314	3.00%	$22,189	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

March 31, 2010

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,460	12.79%	$25,942	8.00%	$32,427	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,438	11.55%	$12,971	4.00%	$19,456	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,438	8.57%	$13,105	3.00%	$21,842	5.00%

(24)

December 31, 2009

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,047	12.49%	$26,300	8.00%	$32,874	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$36,956	11.24%	$13,150	4.00%	$19,725	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$36,956	8.32%	$13,333	3.00%	$22,222	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were forged and deposited into an account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of approximately $740,000 plus interest and attorney fees.  The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation.  Discovery is now being conducted by both parties.    The parties anticipate that the matter will go to trial in late 2010 to early 2011.

(25)

Except as indicated above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2010, and at March 31, 2010 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6  - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(26)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 14, 2010	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 14, 2010	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)