Form 10-Q
period 2010-06-30
AMERIANA BANCORP
filed 2010-08-12
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

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

At August 12, 2010, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

Table of Contents

		Page No.

Part I. Financial Information		3

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Condensed Balance Sheets at June 30, 2010 and
	December 31, 2009	3

	Consolidated Condensed Statements of Operations for the Three and Six
	Months Ended June 30, 2010 and 2009	4

	Consolidated Condensed Statements of Shareholders’ Equity for the
	Six Months Ended June 30, 2010	5

	Consolidated Condensed Statements of Cash Flows for the Six Months
	Ended June 30, 2010 and 2009	6

	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

Item 4T.	Controls and Procedures	26

Part II. Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS
Ameriana Bancorp
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash on hand and in other institutions	$5,156	$6,283
Interest-bearing demand deposits	15,619	13,305
Cash and cash equivalents	20,775	19,588
Investment securities available for sale	39,767	35,841
Loans held for sale	251	537
Loans, net of allowance for loan losses of $4,033 and $4,005	302,480	321,544
Premises and equipment	15,053	15,508
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	649	649
Cash value of life insurance	24,974	24,538
Other real estate owned	9,821	5,517
Other assets	11,342	12,212
Total assets	$430,741	$441,563
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$31,374	$29,531
Interest-bearing	300,411	308,850
Total deposits	331,785	338,381
Borrowings	58,810	64,185
Drafts payable	1,864	920
Other liabilities	4,901	5,502
Total liabilities	397,360	408,988
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares Outstanding – 2,988,952 shares	3,214	3,214
Additional paid-in capital	1,048	1,045
Retained earnings	31,665	31,416
Accumulated other comprehensive income (loss)	452	(102)
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	33,381	32,575
Total liabilities and shareholders’ equity	$430,741	$441,563

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$4,722	$4,823	$9,398	$9,707
Interest on mortgage-backed securities	314	603	632	1,274
Interest on investment securities	43	130	95	313
Other interest and dividend income	38	24	75	109
Total interest income	5,117	5,580	10,200	11,403
Interest Expense
Interest on deposits	1,107	1,710	2,276	3,483
Interest on borrowings	638	820	1,269	1,829
Total interest expense	1,745	2,530	3,545	5,312
Net Interest Income	3,372	3,050	6,655	6,091
Provision for loan losses	658	615	1,018	953
Net Interest Income After Provision for Loan Losses	2,714	2,435	5,637	5,138
Other Income
Other fees and service charges	531	461	1,000	878
Brokerage and insurance commissions	322	246	686	583
Net realized and recognized gains (losses) on available-for-sale investment securities	1	(5)	105	102
Gains on sales of loans and servicing rights	639	173	705	187
Net loss on other real estate owned	(145)	(379)	(180)	(700)
Other real estate owned income	110	105	210	105
Increase in cash value of life insurance	219	213	437	426
Gain on liquidation of minority interest in unconsolidated investment	—	192	—	192
Other	42	14	108	25
Total other income	1,719	1,020	3,071	1,798
Other Expense
Salaries and employee benefits	2,351	2,218	4,625	4,366
Net occupancy expense	367	364	775	738
Furniture and equipment expense	216	224	431	441
Legal and professional fees	176	235	397	415
FDIC insurance premiums and assessments	195	239	391	254
Data processing expense	190	205	366	382
Printing and office supplies	59	59	113	148
Marketing expense	78	157	179	328
Other real estate owned expense	326	241	534	304
Other	262	401	695	822
Total other expense	4,220	4,343	8,506	8,198
Income (Loss) Before Income Taxes	213	(888)	202	(1,262)
Income tax benefit	16	422	107	683
Net Income (Loss)	$229	$(466)	$309	$(579)

Basic Earnings (Loss) Per Share	$0.08	$(0.16)	$0.10	$(0.19)
Diluted Earnings (Loss) Per Share	$0.08	$(0.16)	$0.10	$(0.19)
Dividends Declared Per Share	$0.01	$0.04	$0.02	$0.08

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp
Consolidated Condensed Statements of Shareholders’ Equity
For the Six Months Ended June 30, 2010
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	$3,214	$1,045	$31,416	$(102)	$(2,998)	$32,575
Net Income	—	—	309	—	—	309
Change of $855 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $301	—	—	—	554	—	554
Comprehensive income						863
Share-based compensation	—	3	—	—	—	3
Dividends declared ($0.02 per share)	—	—	(60)	—	—	(60)
Balance at June 30, 2010	$3,214	$1,048	$31,665	$452	$(2,998)	$33,381

See notes to consolidated condensed financial statements.

(5)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$309	$(579)
Items not requiring (providing) cash
Provision for losses on loans	1,018	953
Depreciation and amortization	569	507
Increase in cash value of life insurance	(437)	(426)
Gain from sale of available-for-sale securities	(105)	(102)
Loss on sale or write-down of other real estate owned	180	700
Gain on liquidation of minority interest in unconsolidated investment	—	(192)
Mortgage loans originated for sale	(7,050)	(9,803)
Proceeds from sales of mortgage loans originated for sale	7,398	9,572
Gains on sales of mortgage loans and servicing rights	(705)	(187)
Decrease in accrued interest payable	(278)	(131)
Other adjustments	957	29
Net cash provided by (used in) operating activities	1,856	(526)
Investing Activities
Purchase of securities	(10,417)	(5,380)
Proceeds/principal from the sale of securities	4,444	7,916
Principal collected on mortgage-backed securities	2,445	8,263
Net change in loans	1,708	(17,278)
Proceeds from sales of mortgage loans transferred to held for sale	11,436	—
Proceeds from sales of other real estate owned	993	554
Purchase of insurance business	—	(724)
Proceeds from liquidation of minority interest in unconsolidated investment	—	645
Purchases and construction of premises and equipment	(55)	(1,136)
Other investing activities	(15)	22
Net cash used in investing activities	10,539	(7,118)
Financing Activities
Net change in demand and savings deposits	3,669	40,318
Net change in certificates of deposit	(10,265)	9,055
Increase in drafts payable	944	458
Proceeds from long-term borrowings	3,000	—-
Repayment of long-term borrowings	(8,375)	(23,500)
Net change in advances by borrowers for taxes and insurance	(121)	259
Cash dividends paid	(60)	(239)
Net cash (used in) provided by financing activities	(11,208)	26,351
Change in Cash and Cash Equivalents	1,187	18,707
Cash and Cash Equivalents at Beginning of Year	19,588	8,449
Cash and Cash Equivalents at End of Quarter	$20,775	$27,156

Supplemental information:

Interest paid on deposits	$2,538	$3,554

Interest paid on borrowings	$1,285	$1,895

Non-cash supplemental information:

Transfers from loans to other real estate owned	$5,445	$3,037

See notes to consolidated condensed financial statements.

(6)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

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

NOTE B — SHAREHOLDERS’ EQUITY

On June 28, 2010, the Board of Directors declared a quarterly cash dividend of $0.01 per share.  This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on July 9, 2010, and was paid on July 30, 2010.

 No stock options were exercised during the second quarter of 2010.

NOTE C — EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended June 30,
	2010			2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) Per Share: Income (loss) available to common shareholders	$229	2,988,952	$0.08	$(466)	2,988,952	$(0.16)
Effect of dilutive stock options	-	-		-	-
Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$229	2,988,952	$0.08	$(466)	2,988,952	$(0.16)

	(In thousands, except share data)
	Six Months Ended June 30,
	2010			2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) Per Share: Income (loss) available to common shareholders	$309	2,988,952	$0.10	$(579)	2,988,952	$(0.19)
Effect of dilutive stock options	-	-		-	-
Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders and assumed conversions	$309	2,988,952	$0.10	$(579)	2,988,952	$(0.19)

(7)

Options to purchase 169,982 and 199,482 shares of common stock at exercise prices of $9.25 to $15.56 and $9.25 to $15.56 per share were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2010, and December 31, 2009 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,497	$656	$1	$30,152
Ginnie Mae collateralized mortgage obligations	5,758	3	8	5,753
Municipal securities	2,228	17	49	2,196
Mutual fund	1,599	67	—	1,666
	$39,082	$743	$58	$39,767

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,953	$214	$175	$24,992
Ginnie Mae collateralized mortgage obligations	6,024	—	204	5,820
Municipal securities	3,461	30	60	3,431
Mutual fund	1,573	25	—	1,598
	$36,011	$269	$439	$35,841

The amortized cost and fair value of securities available for sale at June 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	325	342
Five to ten years	—	—
After ten years	1,903	1,854
	2,228	2,196
Ginnie Mae and GSE mortgage-backed pass-through securities	29,497	30,152
Ginnie Mae collateralized mortgage obligations	5,758	5,753
Mutual fund	1,599	1,666
	$39,082	$39,767

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

(8)

Collateralized mortgage obligations: The unrealized loss on the Company’s investment in collateralized mortgage obligations was caused by interest rate changes.  The contractual cash flows of these investments are guaranteed by  Ginnie Mae, a U. S. Government Agency.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010.

Municipal securities:  All of the municipal securities in the Company’s investment portfolio at June 30, 2010 that were rated received an investment grade credit quality rating.  Two securities were not rated.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Mutual funds:  The mutual fund balance at June 30, 2010 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at June 30, 2010 and December 31, 2009 were $4,450,000 and $18,289,000, respectively, which is approximately 11.2% and 51.0%, respectively, of the Company’s investment portfolio.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (dollars in thousands):

At June 30, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$—	$—	$199	$1	$199	$1
Ginnie Mae collateralized mortgage obligations	—	—	2,397	8	2,397	8
Municipal securities	1,854	49	—	—	1,854	49
	$1,854	$49	$2,596	$9	$4,450	$58

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$10,394	$172	$231	$3	$10,625	$175
Ginnie Mae collateralized mortgage obligations	5,820	204	—	—	5,820	204
Municipal securities	1,844	60	—	—	1,844	60
	$18,058	$436	$231	$3	$18,289	$439

Investment securities with a total market value of $5,753,000 and $5,820,000 were pledged at June 30, 2010 and December 31, 2009, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,461,000 and $9,030,000 were pledged at June 30, 2010 and December 31, 2009, respectively, to secure a repurchase agreement.

A gross gain of $4,000 and a gross loss of $3,000 resulting from sales of available-for-sale securities were realized during the three month period ended June 30, 2010, compared to a $5,000 gross loss for the three month period ended June 30, 2009, with a net tax benefit of $2,000.  A gross gain of $108,000 and a gross loss of $3,000 resulting from sales of available-for-sale securities were realized during the first six months of 2010, with a net tax expense of $36,000, compared to a $131,000 gross gain and a $29,000 gross loss for the first six months of 2009, with a net tax expense of $35,000.

(9)

NOTE E — CURRENT AND FUTURE ACCOUNTING MATTERS

In June 2009, the FASB issued guidance on accounting for transfers of financial assets to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of the prior standard   that are not consistent with the original intent and key requirements of the prior standard, and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This guidance is included in the Codification as ASC 860.    The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company’s financial position or statement of operations.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This guidance is included in the Codification as part of ASC 810.  The Company adopted this guidance effective January 1, 2010.  The adoption did not have a material impact on the Company’s financial position or statement of operations.

In January 2010, the FASB issued guidance for improving disclosures about fair value measurements.  The guidance requires additional disclosure in two areas:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of Level 1 or Level 2, and (2) in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.  Increased disclosures regarding the transfers in/out of Level 1 and 2 are required for interim and annual periods beginning after December 15, 2009.  Increased disclosures for the Level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The adoption of both parts of this guidance did not have a material impact on the Company’s consolidated financial position or statement of operations.

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010.  The Company is currently evaluating the requirements of this guidance, but does not expect it to have a material impact on the Company’s consolidated financial position or statement of operations.

NOTE F -– RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date.  The liability for the plan at June 30, 2010 and December 31, 2009 was $1,851,000 and $1,823,000, respectively.  The expense for the plan was $46,000 and $55,000 for the three-month periods ended June 30, 2010 and June 30, 2009, respectively.   The expense for the plan was $92,000 and $109,000 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

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

(10)

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

Level 2 securities include U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities, and municipal securities. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing.  In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

The Company currently holds no securities valued in Level 3.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$30,152	$—	$30,152	$—
Ginnie Mae collateralized mortgage obligations	5,753	—	5,753	—
Municipal securities	2,196	—	2,196	—
Mutual funds	1,666	1,666	—	—
	$39,767	$1,666	$38,101	$—

At December 31, 2009:
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,992	$—	$24,992	$—
Ginnie Mae collateralized mortgage obligations	5,820	—	5,820
Municipal securities	3,431	—	3,431	—
Mutual funds	1,598	1,598	—	—
	$35,841	$1,598	$34,243	$—

               Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

(11)

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009.  The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2010:
Impaired loans	$13,007	$—	$—	$13,007
Other real estate owned	2,762	—	—	2,762

At December 31, 2009:
Impaired loans	$11,401	$—	$—	$11,401
Other real estate owned	3,286	—	—	3,286

Fair Value of Financial Instruments

Fair values are based on estimates using present value and other valuation techniques in instances where quoted market prices are not available.  These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows.  As such, the derived fair value estimates may not be realized upon an immediate settlement of the instruments.  Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the Company.

The following table presents the estimates of fair value of financial instruments (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$20,775	$20,775	$19,588	$19,588
Investment securities available for sale	39,767	39,767	35,841	35,841
Loans held for sale	251	251	537	537
Loans	302,480	309,205	321,544	323,890
Stock in FHLB	5,629	5,629	5,629	5,629
Interest receivable	1,315	1,315	1,419	1,419

Liabilities
Deposits	331,785	328,405	338,381	340,940
Borrowings	58,810	56,913	64,185	60,034
Drafts payable	1,864	1,864	920	920
Interest payable	137	137	414	414

(12)

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

Deposits: The fair value of interest-bearing demand and savings accounts are estimated by adding a servicing cost factor to the applicable interest rate, and the use of a discounted cash flow calculation based on an average remaining life of five years and a discount factor equal to the interest rate being offered on a FHLB five year borrowing at that time.  The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits to a schedule of aggregated expected monthly maturities on deposits.

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

(13)

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

Executive Overview of the Second Quarter of 2010

The Company recorded net income of $229,000, or $0.08 per share for the three-month period ended June 30, 2010.  The second quarter earnings benefited from an increase in net interest income that reflected a continued improvement in net interest margin and from a gain on a bulk sale of seasoned performing residential mortgage loans, but earnings were negatively impacted by continuing elevated credit costs resulting from a weak economic climate.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•
All three of the Bank’s capital ratios at June 30, 2010 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

(14)

•
Net interest income for the second quarter of 2010 was $322,000, or 10.6%, higher than the same quarter in 2009.  This improvement was achieved despite a lower volume of average interest-earning assets that resulted from balance sheet restructuring in the last half of 2009 that was designed to increase the Bank’s regulatory capital ratios.

•
Net interest margin of 3.61% on a fully tax-equivalent basis for the second quarter of 2010 was 75 basis points higher than the same period of 2009, and 10 basis points more than the first quarter of 2010.  The improvement resulted primarily from a significant reduction in the Bank’s average cost of deposits.

•
Due to a continuing elevated level of charge-offs and non-performing loans, the Bank recorded a $658,000 provision for loan losses in the second quarter of 2010, slightly higher than the $615,000 provision in the year earlier quarter.

•
Other income of $1.7 million for the second quarter of 2010 was $699,000, or 68.5%, higher than the total for the same quarter of 2009.  The increase was due primarily to a $560,000 gain on a bulk sale of seasoned performing residential mortgage loans and a $234,000 reduction in OREO losses, reduced by a $192,000 gain in the same period a year earlier from the liquidation of a minority interest in an unconsolidated investment.

•
Other expense for the second quarter of 2010 of $4.2 million was $123,000, or 2.8% lower than the same quarter in 2009, due primarily to a $292,000 expense reversal related to the elimination of a directors’ post-retirement benefit plan.

•
The Company had income before income taxes of $213,000 for the second quarter of 2010, but recorded an income tax benefit of $16,000 that resulted primarily from the significant amount of tax-exempt income from bank-owned life insurance.

For the second quarter of 2010, total assets decreased by $9.7 million, or 2.2%, to $430.7 million from $440.4 million at March 31, 2010:

•
An $8.9 million increase in the investment portfolio during the second quarter of 2010 to $39.8 million resulted primarily from total purchases of $10.4 million of Ginnie Mae mortgage-backed securities, reduced by $807,000 in sales of municipal securities, and principal payments on mortgage-backed securities.  The Bank continues to sell municipal securities as part of its overall income tax strategy, and that segment of the investment portfolio has been reduced to $2.2 million.

•
Net loans receivable of $302.5 million at June 30, 2010 represented a decrease of $17.0 million, or 5.3%, for the second quarter, as commercial loan demand remained weak, the Bank executed the bulk sale of $10.9 million of mortgage loans and continued its mortgage banking strategy of selling new production fixed-rate residential products in the secondary market.

•
Total non-performing loans of $5.9 million, or 1.9% of total net loans, at June 30, 2010, represented a decrease of $3.5 million from March 31, 2010, primarily the result of  the migration of a $3.5 million credit to OREO in June 2010.

•
The allowance for loan losses of $4.0 million at June 30, 2010, was equal to 1.32% of total loans and 68.7% of non-performing loans, compared to ratios of 1.23% and 42.2%, respectively, at March 31, 2010.

•
As of June 30, 2010, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities.  The Company has no direct exposure to sub-prime loans in its loan portfolio.

•
During the second quarter of 2010, total deposits decreased by $4.9 million, or 1.5%, to $331.8 million, as the Bank focused on core deposit relationships, allowing more rate-sensitive accounts to run off, including a net reduction of $7.1 million in certificate accounts.  No brokered certificates of deposit were held at June 30, 2010.

•	Also, during the second quarter of 2010, a $5.0 million note payable to the FHLB was repaid, reducing total borrowings to $58.8 million.

(15)

Regulatory Action

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things:

•	Adopt a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and to maintain a Total Risk-Based Capital Ratio of 12.00%;
•	Adopt a written plan to lower classified assets;
•	Formulate and implement a written profit plan;
•	Receive prior written consent from the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends;
•	Strive to reduce total holdings of bank-owned life insurance; and
•	Furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the resolution.

The Bank is currently in compliance with the provisions of the resolution.

Strategic Issues

As part of the Bank’s efforts to expand its commercial lending capabilities in the second quarter of 2007, the Bank opened a commercial lending center in the fast growing suburban area of Carmel, Indiana. This office, our current emphasis on commercial lending and our strong focus on retail banking activities, are expected to allow us to produce earnings growth for the Company.

A major remodeling of our Greenfield Banking Center, our second largest office, was completed in the third quarter of 2008. The renovations provide our customers the opportunity to interact with our banking associates in a new and dynamic environment that includes interactive terminals, an internet café, and multi-media in-store marketing.

The Company opened three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis, in Fishers and Carmel in November 2008 and December 2008, respectively, and in Westfield in late May 2009.  These new banking centers enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

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

(16)

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

(17)

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At June 30, 2010 and December 31, 2009, we determined that valuation allowances were not necessary, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at June 30, 2010.

FINANCIAL CONDITION

Total assets of $430.7 million at June 30, 2010 represented a reduction of $10.9 million, or 2.5%, from the December 31, 2009 total of $441.6 million, and were also considerably lower than total assets of $489.4 million at June 30, 2009.  During the last half of 2009, the Company initiated a major balance sheet restructuring strategy to strengthen its capital position to be in a better position to sustain the possible consequences of a continuing weak economy.  The strategy focused primarily on eliminating non-core deposits and reducing the level of borrowed money using excess cash accumulated earlier in the year, and also with the proceeds from sales of investment securities that resulted in significant gains for the Bank in the last six months of 2009.

Cash and cash equivalents of $20.8 million at June 30, 2010 were up slightly from the December 31, 2009 total of $19.6 million, and included $15.6 million in interest-bearing deposits at the Federal Reserve Bank of Chicago.  Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale increased 10.9% to $39.8 million at June 30, 2010 from $35.9 million at December 31, 2009.  This $3.9 million increase resulted primarily from $10.4 million in purchases of Ginnie Mae mortgage-backed securities, partially offset by sales of Fannie Mae mortgage-backed securities totaling $3.2 million, sales of three municipal securities totaling $1.2 million, and $2.4 million of principal repayments on mortgage-backed securities.  The municipal security sales represent a continuation of a Bank income tax strategy that has resulted in the municipal securities portfolio being reduced to $2.2 million at June 30, 2010.  All mortgage-backed securities in the portfolio at June 30, 2010, which totaled $35.9 million, are insured by either the U. S. Government agency Ginnie Mae, or by a U. S. Government sponsored enterprise (“GSE”), Fannie Mae or Freddie Mac.

Net loans receivable decreased by $19.0 million, or 5.9%, to $302.5 million from $321.5 million at December 31, 2009, primarily due to a sale of $10.9 million of seasoned performing residential mortgage loans.  Due mostly to the bulk sale and total sales of $7.3 million of new originations from mortgage banking operations, the owner-occupied residential real estate first mortgage loan portfolio declined $16.1 million during the six months ended June 30, 2010. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.  For the six months ended June 30, 2010, the Bank’s commercial and investment residential real estate, and commercial business loans decreased $2.5 million, which reflected the impact of relatively poor economic conditions.  Outstanding consumer loan balances, including home equity lines of credit, dropped $426,000 during the first six months of 2010.

Premises and equipment of $15.1 million at June 30, 2010 represented a $455,000 decrease from the total of $15.5 million at December 31, 2009.  The net decrease was a result of $510,000 of depreciation for the six months ended June 30, 2010 exceeding capital expenditures of $55,000 for the period.

Total goodwill of $649,000 at June 30, 2010 was unchanged from December 31, 2009.  $457,000 of the goodwill relates to deposits associated with a banking center acquired on February 27, 1998, and $192,000 is the result of two separate acquisitions of insurance businesses.  The Bank’s impairment tests reflected that there was no impairment as of June 30, 2010.

(18)

           Other real estate owned of $9.8 million at June 30, 2010, represented an increase of $4.3 million from December 31, 2009, with fifteen properties added and fifteen sales during the six month period.  The increase was due primarily to the June migration of a $3.5 million commercial real estate credit from the non-performing loan classification.

            Other assets were $11.3 million at June 30, 2010, compared to $12.2 million at December 31, 2009.  The decrease of $870,000 included a $373,000 reduction in prepaid FDIC insurance premiums and a $194,000 decline in net deferred tax assets.

            Total deposits of $331.8 million at June 30, 2010 represented a decrease of $6.6 million, or 2.0%, from $338.4 million at December 31, 2009, as the Bank focused on core deposit relationships, allowing the more rate-sensitive accounts to run off.  During the first six months of 2010, the Bank grew the total for checking, money market and savings balances by $3.7 million, while certificate of deposit balances decreased $10.3 million. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships.  Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

            Borrowings declined by $5.4 million during the first six months of 2010 to $58.8 million, as the Bank repaid  three Federal Home Loan Bank borrowings totaling $8.4 million that had matured, and added a $3.0 million five year Federal Home Loan Bank advance with a fixed interest rate of 2.70%.  Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Company’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

            Drafts payable of $1.9 million at June 30, 2010 were up $944,000 from $920,000 at December 31, 2009.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

            Total shareholders’ equity of $33.4 million at June 30, 2010 was $806,000 higher than the total at December 31, 2009. The increase resulted primarily from $309,000 in net income and an unrealized gain net of income taxes of $554,000 from the Bank’s available-for-sale investment securities portfolio, reduced by $60,000 in dividends declared during the six-month period. The Company and the Bank’s three regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the September 28, 2009 Board resolution.

RESULTS OF OPERATIONS

Second Quarter of 2010 compared to the Second Quarter of 2009

               The Company recorded net income of $229,000, or $0.08 per diluted share, for the second quarter of 2010, compared to a net loss of $466,000, or $0.16 per diluted share, for the second quarter of 2009.

               Credit costs related to the weak economic environment had a significant negative impact on earnings for both the second quarter of 2010 and the second quarter of 2009.  Compared to the three-month period ended June 30, 2009, the second quarter of 2010 benefited primarily from an improvement in net interest income, a gain from a bulk sale of seasoned performing residential mortgage loans, and a major expense reversal related to the elimination of a directors’ retirement benefit plan, while the same period in 2009 benefited from a gain on liquidation of a minority interest in an unconsolidated investment.

Net Interest Income

               Net interest income on a fully tax-equivalent basis increased $276,000, or 8.8%, to $3.4 million for the second quarter of 2010 compared to $3.1 million for the same period of 2009.  The growth resulted primarily from a significant increase in interest rate spread, as average interest-earning assets of $377.2 million for the quarter ended June 30, 2010 were down $60.4 million, or 13.8% from the total for the same quarter a year earlier.  The reduction in average interest-earning assets resulted primarily from balance sheet restructuring strategies that were implemented during the second half of 2009.  As a result of the Company’s interest rate spread improvement, that was due primarily to a decrease in the Bank’s cost of funds, net interest margin on a fully tax-equivalent basis increased 75 basis points to 3.61% for the second quarter of 2010 from 2.86% for the second quarter of 2009.

(19)

              Tax-exempt interest was $55,000 for the second quarter of 2010 compared to $141,000 for the same period of 2009, as a result of levels in each period of bank-qualified municipal securities and municipal loans.  Tax-equivalent adjustments were $25,000 and $71,000 for the second quarter of 2010 and 2009, respectively.  The decrease in tax-exempt interest for the second quarter compared to the same period of 2009 was due primarily to the Bank’s sales of municipal securities.

              “Net interest income on a fully tax-equivalent basis” is calculated by increasing net interest income by an amount that represents the additional taxable interest income that would be needed to produce the same amount of after-tax income as the tax-exempt interest income included in net interest income for the period.

             “Net interest margin on fully tax-equivalent basis” is calculated by dividing annualized “net interest income on a fully tax-equivalent basis” by average interest-earning assets for the period.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended June 30,
	2010	2009
Balance at beginning of quarter	$3,963	$3,225
Provision for loan losses	658	615
Charge-offs	(607)	(201)
Recoveries	19	4
Net charge-offs	(588)	(197)
Balance at end of period	$4,033	$3,643
Allowance to total loans	1.32%	1.07%
Allowance to non-performing loans	68.68%	82.66%

We recorded a provision for loan losses of $658,000 in the second quarter of 2010, compared to $615,000 for the same period in 2009.  The provision for loan losses for the second quarter of 2010 reflected the continuing pressure of current economic conditions on credit quality, including an increase in net charge-offs and non-performing assets.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	June 30,
	2010	2009

Loans accounted for on a non-accrual basis	$5,753	$4,344

Accruing loans contractually past due 90 days or more	119	63

Total of non-accrual and 90 days past due loans	$5,872	$4,407
Percentage of total net loans	1.94%	1.31%
Other non-performing assets (1)	$9,825	$5,946
___________
(1)   Other non-performing assets represent property acquired through foreclosure or repossession.  This property is carried at the lower of its fair market value or its carrying value.

                 Although the allowance for loan losses of $4.0 million at June 30, 2010 was $390,000, or 10.7%, higher than a year earlier, the allowance for loan losses to non-performing loans ratio of 68.68% at June 30, 2010 reflected a decrease from the ratio of 82.66% at June 30, 2009 due to the higher total of non-performing loans.  Non-performing loans of $5.9 million at June 30, 2010 represented a $1.5 million increase over the total of $4.4 million at June 30, 2009, but reflects a decrease of $3.5 million from total non-performing loans of $9.4 million at March 31, 2010, due primarily to the June migration of a $3.5 million credit to OREO.  It is management’s opinion that the allowance for loan losses at June 30, 2010 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

(20)

Other real estate owned of $9.8 million at June 30, 2010, represented an increase of $3.2 million from March 31, 2010, with six new properties and eight sales during the three month period.

Other Income

The Company recorded other income of $1.7 million for the second quarter of 2010, an increase of $699,000 over the total of $1.0 million for the same period a year earlier that resulted primarily from:

•	A $70,000 increase in fees and service charges from deposit account relationships compared to the same quarter a year earlier that reflected the Bank’s success in growing retail checking accounts;

•	A $76,000 increase in commissions earned on insurance and brokerage sales that resulted primarily from the July 1, 2009 purchase of an insurance business;

•
A $466,000 increase in gains on sales of loans and servicing rights over the same quarter a year earlier.  Due to the extremely weak housing market, gains related to new originations were down $94,000 from the same quarter a year earlier, but the second quarter of 2010 benefited from a $560,000 gain from a bulk sale of $10.9 million of seasoned performing residential mortgage loans;

•	The Bank experienced a $234,000 reduction in net losses from OREO to a net loss of $145,000 for the second quarter of 2010, compared to a net loss $379,000 in the same period a year earlier; and

•
Other income for the second quarter of 2009 included a $192,000 gain from the liquidation of a minority interest in Family Financial, an unconsolidated investment that focused on credit-related insurance products.

Other Expense

Total other expense of $4.2 million for the second quarter of 2010 was $123,000, or 2.8% lower than the second quarter of 2009, with the following major differences:

•
An increase of $133,000 in salaries and employee benefits that was due mostly to a $131,000 increase in employee health insurance costs resulting primarily from an increase in claims, and a $47,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan;

•	A decrease of $59,000 in legal and professional fees;

•
A $44,000 decrease in the total for FDIC insurance premiums and assessments.  FDIC insurance premiums for the second quarter of 2010 represented an increase of $181,000 that resulted from industry-wide increases and the exhaustion of the one-time credit, but the total expense of $239,000 for same period of 2009 was higher because of a one-time $225,000 industry-wide special assessment;

•
The $326,000 for other real estate owned expense exceeded the total for the same quarter a year earlier by $85,000, and for both periods the total related primarily to real estate taxes and additionally to operating expenses for an apartment complex that provided $110,000 of rental income during the second quarter of 2010, and $105,000 for the same period a year earlier;

•
Marketing expense of $78,000 for the second quarter of 2010 was $79,000 lower than the same quarter a year earlier, and reflects an expense reduction initiative implemented by Bank management in the second half of 2009; and

•
Other expense was $139,000 lower primarily as a result of a $292,000 expense reversal in the second quarter of 2010 related to the elimination of a directors’ post-retirement benefit plan, which was offset in part by $86,000 in loan expense resulting from the write-off of receivables from loan customers that represented advances for taxes and various other items.

(21)

Income Tax Expense

The Company had income before income taxes of $213,000, but recorded an income tax benefit of $16,000 for the second quarter of 2010 due to a significant amount of tax-exempt income, primarily from bank owned life insurance.  For the same quarter of 2009, the Company had a loss before income taxes of $888,000 and recorded a tax benefit of $422,000 that was increased by a similar amount of tax-exempt BOLI income coupled with the interest from a larger investment in municipal securities.  The municipal securities portfolio had been reduced from an average balance of $11.4 million for the second quarter of 2009 to an average balance of $2.5 million for the second quarter of 2010.

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

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset.  Through sales of tax-exempt municipal securities, that segment of the investment portfolio has been reduced by $32.3 million, or 93.6%, from $34.5 million at December 31, 2006 to $2.2 million at June 30, 2010.  The proceeds from these sales have been reinvested in taxable financial instruments.  The Bank is considering a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to earnings assets that will produce taxable income.  Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield.  Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

The Company recorded net income of $309,000, or $0.10 per diluted share, for the first six months of 2010, an increase of $888,000 from a net loss of $579,000, or $(0.19) per diluted share, for the first six months of 2009.

One of the major factors in the earnings improvement was net interest income growth of $564,000, or 9.3%, compared to the first half of 2009 that resulted primarily from the Bank’s success with continuing efforts related to enhancing net interest margin.  Additionally, the Company had an increase of $1.3 million in other income for the six months of 2010 compared to the same period in 2009, due primarily to a $560,000 gain from the bulk sale of seasoned performing residential mortgage loans, and a $520,000 reduction in net losses on other real estate owned.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $451,000, or 7.2%, to $6.7 million for the first six months of 2010 compared to $6.3 million for the same period of 2009, primarily as a result of a 53 basis point reduction in the Bank’s average cost of deposits from 1.80% at June 30, 2009 to 1.27% at June 30, 2010.  The Company’s net interest margin on a fully tax-equivalent basis increased 64 basis points to 3.56% for the first six months of 2010 from 2.92% for the first six months of 2009.

Tax-exempt interest was $120,000 for the first six months of 2010 compared to $331,000 for the same period of 2009. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans.  The tax-equivalent adjustments were $54,000 and $167,000 for the first six months of 2010 and 2009, respectively.  The decrease in tax-exempt interest for the first six months of 2010 compared to the same period of 2009 was due primarily to the significant amount of municipal securities sales.

(22)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
Balance at beginning of year	$4,005	$2,991
Provision for loan losses	1,018	953
Charge-offs	(1,147)	(319)
Recoveries	157	18
Net charge-offs	(990)	(301)
Balance at end of period	$4,033	$3,643

We had a provision for loan losses of $1.0 million for the first six months of 2010, compared to $953,000 for the same period in 2009.  The increase in the provision reflected the continuing pressure of current economic conditions on credit quality, which resulted in a higher level of non-performing loans and charge-offs.  The allowance to total loans ratio was 1.32% at June 30, 2010 compared to 1.07% at June  30, 2009 and 1.23% at December 31, 2009.

Other Income

The $1.3 million increase in other income to $3.1 million for the six months of 2010, compared to $1.8 million for the same period of 2009, resulted primarily from the following:

•
A $122,000 increase in fees and service charges from deposit account relationships compared to the same six month period a year earlier, including a $57,000 increase in debit card fees, that reflected the Bank’s success in growing retail checking accounts;

•	A $103,000 increase in commissions earned on insurance and brokerage sales that resulted primarily from the July 1, 2009 purchase of an insurance business;

•
A $518,000 increase in gains on sales of loans and servicing rights over the first half of 2009, due primarily to the $560,000 gain from the $10.9 million bulk sale of seasoned performing residential mortgage loans;

•	A $520,000 decrease in net losses on OREO from a net loss of $700,000 for the six months ended June 30, 2009 to a net loss of $180,000 for the six months ended June 30, 2010;

•	A $105,000 increase in OREO income related primarily to additional rental income received on a foreclosed apartment complex; and

•	An $83,000 increase in other, of which $59,000 related to loan servicing fees; reduced by

•
A $192,000 gain from the liquidation of a minority interest in Family Financial, an unconsolidated investment that focused on credit-related insurance products that occurred in the first six months of 2009.

Other Expense

The Company recorded a $308,000, or 3.8% increase in total other expense to $8.5 million for the first six months of 2010, compared to $8.2 million for the first six months of 2009, due primarily to the following differences:

•
An increase of $259,000 in salaries and employee benefits that was due mostly to a $228,000 increase in employee health insurance costs resulting primarily from an increase in claims, and a $94,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan.  Salary costs were $65,000 lower, as the benefit from the elimination of positions through attrition exceeded additional salary costs associated with a new banking center and normal annual salary increases for employees.  In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2010;

(23)

•
The Bank experienced a $137,000 increase in FDIC insurance premiums and assessments that was related primarily to higher net premiums due to industry-wide increases and the exhaustion of the one-time credit; and

•	Other real estate owned expense of $534,000 was related primarily to real estate taxes, and represented a $230,000 increase over the first six months of 2009.

       The increases above were offset in part by:

•	A $149,000 reduction in marketing expense that reflected an expense reduction initiative implemented by Bank management in the second half of 2009; and

•
A $127,000 reduction in other that resulted primarily from the $292,000 expense reversal related to the elimination of a directors’ post-retirement benefit plan, reduced by $86,000 in loan expense resulting from the write-off of receivables from loan customers that represented advances for taxes and various other items.

Income Tax Expense

The Company had income before income taxes of $202,000 for the first six months of 2010, but recorded an income tax benefit of $107,000 as a result of tax-exempt income.  The Company had a loss before income taxes of $1.3 million for the same period of 2009, and recorded a $683,000 income tax benefit that was also elevated by tax-exempt income.  For both six month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature.  Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds.  In addition, we have the ability to obtain funds through the sale of mortgage loans, through borrowings from the FHLB system, and through the brokered certificates market.  We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

The Company is a separate entity and apart from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders and the payment of interest on its subordinated debentures.  At times, the Company has repurchased its stock.  Substantially all of the Company’s operating cash is obtained from subsidiary dividends.  Payment of such dividends to the Company by the Bank is limited under Indiana law.  Additionally, as part of a resolution adopted by the Board of Directors of the Bank on July 26, 2010, the Bank cannot declare or pay any dividends without the prior written consent of the FDIC and the Indiana Department of Financial Institutions.  See “Regulatory Action.”  The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

At June 30, 2010, we had $5.4 million in loan commitments outstanding and $38.0 million of additional commitments for line of credit receivables.  Certificates of deposit due within one year of June 30, 2010 totaled $103.8 million, or 31.3% of total deposits.  If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2011.  However, based on past experiences we believe that a significant portion of the certificates of deposit will remain.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

(24)

             Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments.  In the first six months of 2010, net loans receivable decreased by $19.1 million, or 5.9%.  In the first six months of 2009, we experienced an increase of $13.3 million in net loans receivable.

             Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Total deposits decreased by $6.6 million and total FHLB advances were reduced by $5.4 million during the six months of 2010. There were no brokered certificates at either June 30, 2010 or December 31, 2009.

             The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  In addition, as part of a resolution adopted by the Board of Directors of the Bank on July 26, 2010, the Bank adopted a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and maintain a Total Risk-Based Capital Ratio of 12.00%.  See “Regulatory Action.”

              There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At June 30, 2010 and December 31, 2009, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements.  There are no conditions or events since June 30, 2010, that management believes have changed this classification.

              Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,570	13.38%	$24,857	8.00%	$31,072	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,654	12.12%	$12,429	4.00%	$18,643	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,654	8.70%	$12,983	3.00%	$21,638	5.00%

December 31, 2009
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$40,811	12.51%	$26,107	8.00%	$32,634	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$36,720	11.25%	$13,053	4.00%	$19,580	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$36,720	8.27%	$13,314	3.00%	$22,189	5.00%

(25)

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

June 30, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,794	13.34%	$25,066	8.00%	$31,333	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,878	12.09%	$12,533	4.00%	$18,800	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,878	8.74%	$12,995	3.00%	$21,659	5.00%

December 31, 2009
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,047	12.49%	$26,300	8.00%	$32,874	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$36,956	11.24%	$13,150	4.00%	$19,725	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$36,956	8.32%	$13,333	3.00%	$22,222	5.00%

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

            There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(26)

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Abstract & Title Guaranty Company, Inc. (“AGT”) sued the Bank in 2003 to recover for checks issued by AGT and delivered to one of its title insurance customers for delivery to various payees. Generally, the checks were issued in conjunction with real estate transactions and were issued to pay mortgage liens in full. Forty-one such checks were forged and deposited into an account at the Bank. The litigation was initiated in Hendricks County Superior Court in May of 2003 and the plaintiff is seeking damages of approximately $740,000 plus interest and attorney fees.  The Bank has adequate insurance to protect it from any judgment rendered based upon the complaint. However, the insurance does not provide indemnification for the costs of defending the litigation.  Discovery is now being conducted by both parties.  The parties have agreed to participate in mediation on August 16, 2010.  Provided that no settlement can be reached in mediation, the parties anticipate that the matter will go to trial in late 2010 to early 2011.

Except as indicated above, neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended June 30, 2010, and at June 30, 2010 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 12, 2010	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 12, 2010	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)