Form 10-Q
period 2010-09-30
AMERIANA BANCORP
filed 2010-11-15
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

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

At November 12, 2010, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

Table of Contents

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash on hand and in other institutions	$5,899	$6,283
Interest-bearing demand deposits	6,116	13,305
Cash and cash equivalents	12,015	19,588
Investment securities available for sale	35,539	35,841
Loans held for sale	1,398	537
Loans, net of allowance for loan losses of $4,134 and $4,005	305,733	321,544
Premises and equipment	14,815	15,508
Stock in Federal Home Loan Bank	5,629	5,629
Goodwill	649	649
Cash value of life insurance	25,197	24,538
Other real estate owned	9,797	5,517
Other assets	13,378	12,212
Total assets	$424,150	$441,563

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$33,381	$29,531
Interest-bearing	294,726	308,850
Total deposits	328,107	338,381
Borrowings	54,810	64,185
Drafts payable	1,468	920
Other liabilities	6,229	5,502
Total liabilities	390,614	408,988
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares Outstanding – 2,988,952 shares	3,214	3,214
Additional paid-in capital	1,048	1,045
Retained earnings	31,777	31,416
Accumulated other comprehensive income (loss)	495	(102)
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	33,536	32,575
Total liabilities and shareholders’ equity	$424,150	$441,563

See notes to consolidated condensed financial statements.

(3)

Ameriana Bancorp
Consolidated Condensed Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest Income
Interest and fees on loans	$4,525	$4,915	$13,923	$14,622
Interest on mortgage-backed securities	317	544	949	1,818
Interest on investment securities	40	122	135	435
Other interest and dividend income	22	74	97	183
Total interest income	4,904	5,655	15,104	17,058
Interest Expense
Interest on deposits	1,009	1,596	3,285	5,079
Interest on borrowings	581	749	1,850	2,578
Total interest expense	1,590	2,345	5,135	7,657
Net Interest Income	3,314	3,310	9,969	9,401
Provision for loan losses	360	320	1,378	1,273
Net Interest Income After Provision for Loan Losses	2,954	2,990	8,591	8,128
Other Income
Other fees and service charges	508	480	1,508	1,358
Brokerage and insurance commissions	352	360	1,038	943
Net realized and recognized gains on available-for-sale investment securities	104	793	209	895
Gains on sales of loans and servicing rights	119	91	824	278
Net loss from sales and write-downs of other real estate owned	(33)	(126)	(213)	(826)
Net loss on other repossessed assets	—	(150)	—	(150)
Other real estate owned rental income	111	77	321	182
Increase in cash value of life insurance	222	217	659	643
Loss from limited partnership investment in real estate qualifying for federal tax credits	(95)	(27)	(111)	(49)
Gain on liquidation of minority interest in unconsolidated investment	—	—	—	192
Other	40	49	164	96
Total other income	1,328	1,764	4,399	3,562
Other Expense
Salaries and employee benefits	2,380	2,459	7,005	6,825
Net occupancy expense	377	387	1,152	1,125
Furniture and equipment expense	213	228	644	669
Legal and professional fees	80	128	477	543
FDIC insurance premiums and assessments	191	409	582	663
Data processing expense	192	188	558	570
Printing and office supplies	68	78	181	226
Marketing expense	105	136	284	464
Other real estate owned expense	205	116	739	420
Other	390	487	1,085	1,309
Total other expense	4,201	4,616	12,707	12,814
Income (Loss) Before Income Taxes	81	138	283	(1,124)
Income tax benefit	61	49	168	732
Net Income (Loss)	$142	$187	$451	$(392)

Basic Earnings (Loss) Per Share	$0.05	$0.06	$0.15	$(0.13)
Diluted Earnings (Loss) Per Share	$0.05	$0.06	$0.15	$(0.13)
Dividends Declared Per Share	$0.01	$0.01	$0.03	$0.09

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp
Consolidated Condensed Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2010
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	$3,214	$1,045	$31,416	$(102)	$(2,998)	$32,575
Net Income	—	—	451	—	—	451
Change of $920 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $323	—	—	—	597	—	597
Comprehensive income						1,048
Share-based compensation	—	3	—	—	—	3
Dividends declared ($0.03 per share)	—	—	(90)	—	—	(90)
Balance at September 30, 2010	$3,214	$1,048	$31,777	$495	$(2,998)	$33,536

See notes to consolidated condensed financial statements.

(5)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income (loss)	$451	$(392)
Items not requiring (providing) cash
Provision for losses on loans	1,378	1,273
Depreciation and amortization	879	794
Increase in cash value of life insurance	(659)	(643)
Gain from sale of available-for-sale securities	(209)	(895)
Loss on sale or write-down of other real estate owned and other repossessed assets	213	976
Gain on liquidation of minority interest in unconsolidated investment	—	(192)
Mortgage loans originated for sale	(13,729)	(14,593)
Proceeds from sales of mortgage loans originated for sale	12,989	13,187
Gains on sales of mortgage loans and servicing rights	(824)	(278)
Increase in accrued interest payable	326	669
Other adjustments	1,647	(217)
Net cash provided by (used in) operating activities	2,462	(311)
Investing Activities
Purchase of securities	(10,431)	(24,225)
Proceeds/principal from the sale of securities	4,444	34,756
Principal collected on mortgage-backed securities	4,529	11,924
Net change in loans	(2,093)	(11,360)
Proceeds from sales of mortgage loans transferred to held for sale	11,436	—
Proceeds from sales of other real estate owned	1,184	642
Purchase of insurance business	—	(724)
Proceeds from liquidation of minority interest in unconsolidated investment	—	645
Purchases and construction of premises and equipment	(69)	(1,476)
Other investing activities	84	49
Net cash provided by investing activities	9,084	10,231
Financing Activities
Net change in demand and savings deposits	5,253	23,981
Net change in certificates of deposit	(15,527)	(2,122)
Increase (decrease) in drafts payable	548	(382)
Proceeds from long-term borrowings	3,000	—
Repayment of long-term borrowings	(12,375)	(29,300)
Net change in advances by borrowers for taxes and insurance	72	147
Cash dividends paid	(90)	(269)
Net cash used in financing activities	(19,119)	(7,945)
Change in Cash and Cash Equivalents	(7,573)	1,975
Cash and Cash Equivalents at Beginning of Year	19,588	8,449
Cash and Cash Equivalents at End of Quarter	$12,015	$10,424

Supplemental information:

Interest paid on deposits	$2,934	$4,341

Interest paid on borrowings	$1,875	$2,652

Non-cash supplemental information:

Transfers from loans to other real estate owned	$5,645	$3,048

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows.  The consolidated condensed balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected in the full year or for any other period.  These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE B - - SHAREHOLDERS’ EQUITY

On September 27, 2010, the Board of Directors declared a quarterly cash dividend of $0.01 per share.  This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on October 8, 2010, and was paid on October 29, 2010.

No stock options were exercised during the third quarter of 2010.

NOTE C - - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2010			2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$142	2,988,952	$0.05	$187	2,988,952	$0.06
Effect of dilutive stock options	-	-		-	-
Diluted Earnings Per Share: Income available to common shareholders	$142	2,988,952	$0.05	$187	2,988,952	$0.06

	(In thousands, except share data)
	Nine Months Ended September 30,
	2010			2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic Earnings (Loss) Per Share: Income (loss) available to common shareholders	$451	2,988,952	$0.15	$(392)	2,988,952	$(0.13)
Effect of dilutive stock options	-	-		-	-
Diluted Earnings (Loss) Per Share: Income (loss) available to common shareholders	$451	2,988,952	$0.15	$(392)	2,988,952	$(0.13)

(7)

Options to purchase 169,482 and 172,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2010 and December 31, 2009 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$25,378	$589	$1	$25,966
Ginnie Mae collateralized mortgage obligations	5,570	20	—	5,590
Municipal securities	2,228	63	—	2,291
Mutual fund	1,613	79	—	1,692
	$34,789	$751	$1	$35,539

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,953	$214	$175	$24,992
Ginnie Mae collateralized mortgage obligations	6,024	—	204	5,820
Municipal securities	3,461	30	60	3,431
Mutual fund	1,573	25	—	1,598
	$36,011	$269	$439	$35,841

The amortized cost and fair value of securities available for sale at September 30, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	1,489	1,532
Five to ten years	739	759
After ten years	—	—
	2,228	2,291
Ginnie Mae and GSE mortgage-backed pass-through securities	25,378	25,966
Ginnie Mae collateralized mortgage obligations	5,570	5,590
Mutual fund	1,613	1,692
	$34,789	$35,539

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

(8)

Collateralized mortgage obligations:  The contractual cash flows of these investments are guaranteed by Ginnie Mae, a U.S. Government Agency.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

Municipal securities:  All of the municipal securities in the Company’s investment portfolio at September 30, 2010 that were rated received an investment grade credit quality rating.  Two securities were not rated.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Mutual fund:  The mutual fund balance at September 30, 2010 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at September 30, 2010 and December 31, 2009 were $113,000 and $18,289,000, respectively, which was approximately 0.3% and 51.0%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (dollars in thousands):

At September 30, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE mortgage-backed pass-through securities	$—	$—	$65	$1	$113	$1
	$—-	$—	$65	$1	$113	$1

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$10,394	$172	$231	$3	$10,625	$175
Ginnie Mae collateralized mortgage obligations	5,820	204	—	—	5,820	204
Municipal securities	1,844	60	—	—	1,844	60
	$18,058	$436	$231	$3	$18,289	$439

Together with mortgage loans, investment securities with a total market value of $5,590,000 and $5,820,000 were pledged at September 30, 2010 and December 31, 2009, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,571,000 and $9,030,000 were pledged at September 30, 2010 and December 31, 2009, respectively, to secure a repurchase agreement.

A gross gain of $104,000 resulting from the sale of an available-for-sale security was realized during the three month period ended September 30, 2010, with a net tax expense of $35,000, compared to an $828,000 gross gain and a $35,000 gross loss for the three month period ended September 30, 2009, with a net tax expense of $269,000.  Gross gains of $212,000 and a gross loss of $3,000 resulting from sales of available-for-sale securities were realized during the first nine months of 2010, with a net tax expense of $71,000, compared to a $959,000 gross gain and a $64,000 gross loss for the first nine months of 2009, with a net tax expense of $304,000.

(9)

NOTE E — CURRENT AND FUTURE ACCOUNTING MATTERS

FASB ASU 2009-16, Transfers and Servicing (Topic 860); Accounting for Transfers of Financial Assets:  ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted ASU 2009-16 effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note G - Disclosures About Fair Value of Assets and Liabilities.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements:    ASU 2010-09 amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer or conduit bond obligor to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 was effective upon issuance for us.  The impact of ASU 2010-09 on our disclosures is reflected in Subsequent Events footnote.

FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset:  This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have an impact on its financial statements.

ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses:  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.

For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

NOTE F — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date.  The liability for the plan at September 30, 2010 and December 31, 2009 was $1,865,000 and $1,823,000, respectively.  The expense for the plan was $46,000 and $55,000 for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.   The expense for the plan was $138,000 and $164,000 for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

(10)

NOTE G – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

 Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  The security valued in Level 1 is a mutual fund.

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

(11)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$25,966	$—	$25,966	$—
Ginnie Mae collateralized mortgage obligations	5,590	—	5,590	—
Municipal securities	2,291	—	2,291	—
Mutual fund	1,692	1,692	—	—
	$35,539	$1,692	$33,847	$—
At December 31, 2009:
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,992	$—	$24,992	$—
Ginnie Mae collateralized mortgage obligations	5,820	—	5,820
Municipal securities	3,431	—	3,431	—
Mutual fund	1,598	1,598	—	—
	$35,841	$1,598	$34,243	$—

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009.  The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2010:
Impaired loans	$14,597	$—	$—	$14,597
Other real estate owned	2,779	—	—	2,779

At December 31, 2009:
Impaired loans	$11,401	$—	$—	$11,401
Other real estate owned	3,286	—	—	3,286

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

The following table presents the estimates of fair value of financial instruments (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$12,015	$12,015	$19,588	$19,588
Investment securities available for sale	35,539	35,539	35,841	35,841
Loans held for sale	1,398	1,398	537	537
Loans	305,733	313,226	321,544	323,890
Stock in FHLB	5,629	5,629	5,629	5,629
Interest receivable	1,209	1,209	1,419	1,419

Liabilities
Deposits	328,107	328,601	338,381	340,940
Borrowings	54,810	53,340	64,185	60,034
Drafts payable	1,468	1,468	920	920
Interest payable	741	741	414	414

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors,” in the Form 10-Q for the quarter ended June 30, 2010 under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission.  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank began operations in 1890.  Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System.  Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”).  On June 29, 2001, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.”  As a result of the conversion in 2002, the Bank became subject to regulation by the Indiana Department of Financial Institutions and the FDIC.  On July 31, 2006, the Bank closed its Trust Department and adopted the name Ameriana Bank, SB, on September 12, 2006.  On June 10, 2009, the Bank converted to an Indiana chartered commercial bank and adopted the name Ameriana Bank.  The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana and a loan production office in Carmel, Indiana.

(14)

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”).  AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana.  On July 1, 2009, AIA purchased the book of business of Chapin-Hayworth Insurance Agency, Inc., a multi-line property and casualty insurance agency located in New Castle, Indiana.  AFS operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public. Ameriana Investment Management, Inc. (“AIMI”), a former wholly-owned subsidiary, had been responsible for managing investment securities for the Bank.  AIMI was liquidated by the Bank effective December 31, 2009, and the investment securities were transferred to the Bank.

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

Executive Overview of the Third Quarter of 2010

The Company recorded net income of $142,000, or $0.05 per share, for the three-month period ended  September 30, 2010, which represented its fifth consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•
All three of the Bank’s capital ratios at September 30, 2010 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•
Net interest income for the third quarter of 2010 was relatively unchanged from the same quarter in 2009,   despite a significantly lower volume of average interest-earning assets that resulted from balance sheet restructuring that began in the last half of 2009 that was designed to increase the Bank’s regulatory capital ratios.

•
Net interest margin of 3.61% on a fully tax-equivalent basis for the third quarter of 2010 represented no change from the second quarter of 2010, but was 49 basis points higher than the same period of 2009.  The improvement resulted primarily from a significant reduction in the Bank’s average cost of deposits.

•
Due to a continuing elevated level of charge-offs and non-performing loans, the Bank recorded a $360,000 provision for loan losses in the third quarter of 2010, compared to $320,000 in the year earlier quarter, and $658,000 in the second quarter of 2010.

(15)

•
Other income of $1.3 million for the third quarter of 2010 represented a $436,000 decrease from the total for the same quarter of 2009, as the 2009 period included $689,000 more in net gains on sales of available-for-sale investment securities, offset by $243,000 more in net losses on other real estate owned and other repossessed assets.

•
Other expense for the third quarter of 2010 of $4.2 million was $415,000, or 9.0%, lower than the same quarter in 2009, with the most significant change being a $218,000 decrease in FDIC insurance premiums and assessments.

•
The Company had income before income taxes of $81,000 for the third quarter of 2010, but recorded an income tax benefit of $61,000 that resulted primarily from the significant amount of tax-exempt income from bank-owned life insurance.

For the third quarter of 2010, total assets decreased by $7.0 million, or 1.6%, to $423.7 million from $430.7 million at June 30, 2010:

•
A $4.2 million decrease in the investment portfolio during the third quarter of 2010 to $35.5 million resulted primarily from a $2.2 million sale of a mortgage-backed security and $2.1 million in principal payments on mortgage-backed securities.

•
Net loans receivable of $305.7 million at September 30, 2010 represented an increase of $3.3 million, or 1.1%, for the third quarter of 2010, reversing the trend of a declining portfolio over the four prior quarters.

•
Total non-performing loans of $7.6 million, or 2.5% of total net loans at September 30, 2010, represented an increase of $1.7 million from June 30, 2010, primarily the result of the addition of two section 42 tax credit housing loans that are ultimately expected to be resolved without incurring a loss.

•
The allowance for loan losses of $4.1 million at September 30, 2010 was equal to 1.33% of total loans and 54.4% of non-performing loans, compared to ratios of 1.32% and 68.7%, respectively, at June 30, 2010.

•
As of September 30, 2010, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities.  The Company has no direct exposure to sub-prime loans in its loan portfolio.

•
During the third quarter of 2010, total deposits decreased by $3.7 million, or 1.1%, to $328.1 million, as the Bank maintained its strong focus on core deposit relationships, allowing more rate-sensitive accounts to run off, including a net reduction of $5.3 million in certificate accounts.  No brokered certificates of deposit were held at September 30, 2010.

•	Also, during the third quarter of 2010, a $4.0 million note payable to the FHLB was repaid, reducing total borrowings to $54.8 million.

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

(16)

Strategic Issues

As part of the Bank’s efforts to expand its commercial lending capabilities, in the second quarter of 2007, the Bank opened a commercial lending center in the fast-growing suburban area of Carmel, Indiana. This office, our current emphasis on commercial lending and our strong focus on retail banking activities, are expected to allow us to produce earnings growth for the Company.

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

Serving customers requires the commitment of all of our associates to provide exceptional service and sound advice.  We believe these qualities will differentiate us from our competitors and increase profitability and shareholder value.

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

Allowance for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for non-commercial loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud and bankruptcy experiences and historical losses, adjusted for current trends, for each loan category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

(17)

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At September 30, 2010 and December 31, 2009, we determined that valuation allowances were not necessary, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

(18)

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at September 30, 2010.

FINANCIAL CONDITION

Total assets of $424.2 million at September 30, 2010 represented a reduction of $17.4 million, or 3.9%, from the December 31, 2009 total of $441.6 million, and were also considerably lower than total assets of $489.4 million at June 30, 2009.  During the last half of 2009, the Company initiated a major balance sheet restructuring strategy to strengthen its capital position to be in a better position to sustain the possible consequences of a continuing weak economy.  The strategy focused primarily on eliminating non-core deposits and reducing the level of borrowed money using excess cash accumulated earlier in the year, and also with the proceeds from sales of investment securities that resulted in significant gains for the Bank in the last six months of 2009.

Cash and cash equivalents of $12.0 million at September 30, 2010 were down $7.6 million from the December 31, 2009 total of $19.6 million.  The change resulted primarily from a $7.4 million reduction in interest-bearing deposits at the Federal Reserve Bank of Chicago from $13.3 million at December 31, 2009 to $5.9 million at September 30, 2010.  Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale decreased by $302,000, or 0.8% to $35.5 million at September 30, 2010 from $35.8 million at December 31, 2009.  This decrease resulted from sales of Fannie Mae and Ginnie Mae mortgage-backed securities totaling $5.2 million, sales of three municipal securities totaling $1.2 million, and $4.6 million of principal repayments on mortgage-backed securities, offset by $10.4 million in purchases of Ginnie Mae mortgage-backed securities and a $920,000 increase in the portfolio’s fair value adjustment.  The municipal securities sales represent a continuation of a Bank income tax strategy that has resulted in the municipal securities portfolio being reduced to $2.2 million at September 30, 2010.  All mortgage-backed securities in the portfolio at September 30, 2010, which totaled $31.6 million, are insured by either the U.S. Government agency Ginnie Mae, or by a U.S. Government sponsored enterprise (“GSE”), Fannie Mae or Freddie Mac.

Net loans receivable decreased by $15.8 million, or 4.9%, to $305.7 million from $321.5 million at December 31, 2009, primarily due to a second quarter sale of $10.9 million of seasoned performing residential mortgage loans.  Due mostly to the $10.9 million sale and total sales of $12.9 million of new originations from mortgage banking operations, the owner-occupied residential real estate first mortgage loan portfolio declined $15.9 million during the nine months ended September 30, 2010. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.  For the nine months ended September 30, 2010, the Bank’s commercial and investment residential real estate, and commercial business loans increased only $411,000, which reflected the impact of relatively poor economic conditions on the Bank’s growth objectives.  Outstanding consumer loan balances, including home equity lines of credit, dropped $181,000 during the first nine months of 2010.

Premises and equipment of $14.8 million at September 30, 2010 represented a $693,000 decrease from $15.5 million at December 31, 2009.  The net decrease was a result of $760,000 of depreciation for the nine months ended September 30, 2010 exceeding net capital expenditures of $67,000 for the period.

Goodwill of $649,000 at September 30, 2010 was unchanged from December 31, 2009.  $457,000 of the goodwill relates to deposits associated with a banking center acquired on February 27, 1998, and $192,000 is the result of two separate acquisitions of insurance businesses.  The Bank’s impairment tests reflected that there was no impairment as of September 30, 2010.

Other real estate owned of $9.8 million at September 30, 2010, represented an increase of $4.3 million from December 31, 2009, with nineteen properties added and nineteen sales during the nine month period.  The increase was due primarily to the second quarter migration of a $3.5 million commercial real estate credit from the non-performing loan classification.

Other assets were $13.4 million at September 30, 2010, compared to $12.2 million at December 31, 2009.  The net increase of $1.2 million was primarily the result of an addition of a $2.2 million receivable from a mortgage-backed security sale and a $555,000 reduction in prepaid FDIC insurance premiums.

(19)

Total deposits of $328.1 million at September 30, 2010 represented a decrease of $10.3 million, or 3.0%, from $338.4 million at December 31, 2009, as the Bank focused on core deposit relationships, allowing the more rate-sensitive accounts to run off.  During the first nine months of 2010, the Bank grew the total for checking, money market and savings balances by $5.2 million, while certificate of deposit balances decreased $15.5 million. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships.  Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Borrowings declined by $9.4 million during the first nine months of 2010 to $54.8 million, as the Bank repaid four Federal Home Loan Bank borrowings totaling $12.4 million that had matured, and added a $3.0 million five year Federal Home Loan Bank fixed-rate advance.  Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.5 million at September 30, 2010 were up $548,000 from $920,000 at December 31, 2009.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $33.5 million at September 30, 2010 was $961,000 higher than the total at December 31, 2009. The increase resulted primarily from $451,000 in net income and an unrealized gain net of income taxes of $597,000 from the Bank’s available-for-sale investment securities portfolio, reduced by $90,000 in dividends declared during the nine-month period. The Company and the Bank’s three regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

Third Quarter of 2010 compared to the Third Quarter of 2009

The Company recorded net income of $142,000, or $0.05 per diluted share, for the third quarter of 2010, compared to net income of $187,000, or $0.06 per diluted share, for the third quarter of 2009.

Credit costs related to the weak economic environment continued to adversely affect earnings during the third quarter of 2010, but not as severely as the impact on the results for the third quarter of 2009.  The significant credit costs for the third quarter of 2009 were mostly offset by gains from sales of investment securities, while the third quarter of 2010 benefited from lower operating expense than the year earlier quarter.

Net Interest Income

The Company’s net interest income on a fully tax-equivalent basis decreased slightly by $26,000 or 0.8%, to $3.3 million for the third quarter of 2010, compared to the total for the same period of 2009.  The Company was able to maintain net interest income at a comparable level with a significant increase in interest rate spread, as average interest-earning assets of $366.5 million for the quarter ended September 30, 2010 were down $60.5 million, or 14.2% from the total for the same quarter a year earlier.  The reduction in average interest-earning assets resulted primarily from balance sheet restructuring strategies that were implemented during the second half of 2009.  As a result of the Company’s interest rate spread improvement, that was due primarily to a decrease in the Bank’s cost of funds, net interest margin on a fully tax-equivalent basis increased 49 basis points to 3.61% for the third quarter of 2010 from 3.12% for the third quarter of 2009.

Tax-exempt interest was $51,000 for the third quarter of 2010 compared to $110,000 for the same period of 2009, as a result of levels in each period of bank-qualified municipal securities and municipal loans.  Tax-equivalent adjustments were $23,000 and $54,000 for the third quarter of 2010 and 2009, respectively.  The decrease in tax-exempt interest for the third quarter of 2010 compared to the same period of 2009 was due primarily to the Bank’s sales of municipal securities.

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

(20)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2010	2009
Balance at beginning of quarter	$4,033	$3,643
Provision for loan losses	360	320
Charge-offs	(342)	(135)
Recoveries	83	42
Net charge-offs	(259)	(93)
Balance at end of period	$4,134	$3,870
Allowance to total loans	1.33%	1.16%
Allowance to non-performing loans	54.44%	46.72%

We recorded a provision for loan losses of $360,000 in the third quarter of 2010, compared to $320,000 for the same period in 2009.  The provision for loan losses for the third quarter of 2010 reflected the continuing pressure of current economic conditions on credit quality, including an increase in net charge-offs.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2010	2009

Loans accounted for on a non-accrual basis	$7,303	$7,685

Accruing loans contractually past due 90 days or more	290	598

Total of non-accrual and 90 days past due loans	$7,593	$8,283
Percentage of total net loans	2.48%	2.48%
Other non-performing assets (1)	$9,807	$5,570
Percentage of total assets	2.31%	1.22%

(1)   Other non-performing assets represent property acquired through foreclosure or repossession.  This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.1 million at September 30, 2010 was $264,000, or 6.8%, higher than a year earlier, and the allowance for loan losses to non-performing loans ratio of 54.44% at September 30, 2010 reflected an increase from the ratio of 46.72% at September 30, 2009, due in part to a lower total of non-performing loans.  Non-performing loans of $7.6 million at September 30, 2010 represented a $690,000 decrease from the total of $8.3 million at September 30, 2009.  It is management’s opinion that the allowance for loan losses at September 30, 2010 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

Other real estate owned of $9.8 million at September 30, 2010, represented a decrease of $24,000 from the total for June 30, 2010, with four new properties and four sales during the three month period.

At September 30, 2010, the Company had $9.1 million in loans categorized as a troubled debt restructuring, with one loan for $1.1 million also included in the table above in the total for loans accounted for on a non-accrual basis.

(21)

Other Income

The Company recorded other income of $1.3 million for the third quarter of 2010, a decrease of $436,000 over the total of $1.8 million for the same period a year earlier that resulted primarily from the net of the following changes:

•	Net gains on sales of available-for-sale securities decreased $689,000 from $793,000 for the third quarter of 2009 to $104,000 for the third quarter of 2010;

•	A $28,000 increase in fees and service charges from deposit account relationships compared to the same quarter a year earlier that reflected the Bank’s success in growing retail checking accounts;

•	A $28,000 increase in gains on sales of loans and servicing rights over the same quarter a year earlier that related primarily to significant residential mortgage loan refinancing activity;

•
The Bank experienced a $243,000 reduction in net losses from OREO and other repossessed assets to a net loss of $33,000 for the third quarter of 2010, compared to a net loss $276,000 in the same period a year earlier;

•	A $34,000 increase in other real estate owned income compared to the same quarter a year earlier that resulted primarily from increased occupancy and rental rates for an apartment complex, and

•
A $95,000 loss related to the Company’s investment in a limited partnership organized to acquire and manage real estate investments qualifying for federal tax credits, which exceeded the loss for this investment for the same quarter a year earlier by $68,000.

Other Expense

Total other expense of $4.2 million for the third quarter of 2010 was $415,000, or 9.0%, lower than the third quarter of 2009, with the following major differences:

•
A decrease of $79,000 in salaries and employee benefits that was due mostly to an $87,000 reduction in compensation and benefits, and a $46,000 reduction in employee health insurance costs that are driven primarily by claims, partially offset by a $50,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan;

•	A decrease of $48,000 in legal and professional fees, due primarily to a lower expense recorded for audit and accounting fees;

•	A $218,000 decrease in the total for FDIC insurance premiums and assessments compared to the year earlier period;

•
The $205,000 total for other real estate owned expense exceeded the total for the same quarter a year earlier by $89,000, primarily due to the larger average size of the portfolio of properties.  The total for both periods included operating expenses for an apartment complex that provided $109,000 of rental income during the third quarter of 2010, and $83,000 for the same period a year earlier;

•
Marketing expense of $105,000 for the third quarter of 2010 was $31,000 lower than the same quarter a year earlier, and reflects an expense reduction initiative implemented by Bank management beginning in the second half of 2009; and

•
Other expense was $97,000 lower, primarily as a result of a $45,000 third quarter 2009 prepayment penalty on a Federal Home Loan Bank borrowing, a $19,000 decrease in the cost of directors’ benefits, an $18,000 decrease in charitable contributions, and a $12,000 reduction in travel and entertainment expense.

Income Tax Expense

The Company had income before income taxes of $81,000, but recorded an income tax benefit of $61,000 for the third quarter of 2010 due to a significant amount of tax-exempt income, primarily from bank owned life insurance.  For the same quarter of 2009, the Company had income before income taxes of $138,000 and recorded a tax benefit of $49,000 that also resulted primarily from tax-exempt BOLI income coupled with the interest from a larger investment in municipal securities.  The municipal securities portfolio had been reduced from an average balance of $7.1 million for the third quarter of 2009 to an average balance of $2.2 million for the third quarter of 2010.

(22)

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

The Company also has a deferred federal tax asset that is composed of tax benefit from a net operating loss carry-forward and purchased tax credits.  The federal loss carry-forward expires in 2026, and the tax credits begin to expire in 2023.  Management believes that the Company will be able to utilize the benefits recorded for loss carry-forwards and credits within the allotted time periods.

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset.  Through sales of tax-exempt municipal securities, that segment of the investment portfolio has been reduced by $32.3 million, or 93.6%, from $34.5 million at December 31, 2006 to $2.2 million at September 30, 2010.  The proceeds from these sales have been reinvested in taxable financial instruments.  The Bank is considering a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income.  Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield.  Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

The Company recorded net income of $451,000, or $0.15 per diluted share, for the first nine months of 2010, an increase of $843,000 from a net loss of $392,000, or $(0.13) per diluted share, for the first nine months of 2009.

One of the major factors in the earnings improvement was net interest income growth of $568,000, or 6.0%, compared to the first nine months of 2009 that resulted primarily from the Bank’s success with continuing efforts related to enhancing net interest margin.  Additionally, the Company had an increase of $837,000 in other income for the nine months of 2010 compared to the same period in 2009, due primarily to a $560,000 gain from the bulk sale of seasoned performing residential mortgage loans, and a $763,000 reduction in net losses on other real estate owned and repossessed assets.  Net realized gains from sales of investment securities of $209,000 were $686,000 less than the total for the first nine months of 2009.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $424,000, or 4.4%, to $10.0 million for the first nine months of 2010 compared to $9.6 million for the same period of 2009, primarily as a result of a 55 basis point reduction in the Bank’s average cost of deposits from 1.67% at September 30, 2009 to 1.12% at September 30, 2010.  The Company’s net interest margin on a fully tax-equivalent basis increased 59 basis points to 3.58% for the first nine months of 2010 from 2.99% for the first nine months of 2009.  The Company was able to increase net interest income by $568,000 compared to the same period of 2009 through a significant increase in interest rate spread, as average interest-earning assets of $366.5 million for the first nine months of 2010 were down $54.7 million, or 12.7% from the total for the same period a year earlier.

Tax-exempt interest was $171,000 for the first nine months of 2010 compared to $441,000 for the same period of 2009. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans.  The tax-equivalent adjustments were $77,000 and $221,000 for the first nine months of 2010 and 2009, respectively.  The decrease in tax-exempt interest for the first nine months of 2010 compared to the same period of 2009 was due primarily to the significant amount of municipal securities sales.

(23)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2010	2009
Balance at beginning of year	$4,005	$2,991
Provision for loan losses	1,378	1,273
Charge-offs	(1,489)	(453)
Recoveries	240	59
Net charge-offs	(1,249)	(394)
Balance at end of period	$4,134	$3,870

We had a provision for loan losses of $1.4 million for the first nine months of 2010, compared to $1.3 million for the same period in 2009.  The increase in the provision reflected the continuing pressure of current economic conditions on credit quality, which resulted in a higher level of charge-offs.  The allowance to total loans ratio was 1.33% at September 30, 2010 compared to 1.16% at September 30, 2009 and 1.23% at December 31, 2009.

Other Income

The $837,000 increase in other income to $4.4 million for the nine months of 2010, compared to $3.6 million for the same period of 2009, resulted primarily from the following changes:

•
A $150,000, or 11.0%,  increase in fees and service charges from deposit account relationships compared to the same nine month period a year earlier, including a $90,000 increase in debit card fees, that reflected the Bank’s success in growing retail checking accounts;

•	A $95,000 increase in commissions earned on insurance and brokerage sales that resulted primarily from the July 1, 2009 purchase of an insurance business;

•
A $546,000 increase in gains on sales of loans and servicing rights over the first nine months of 2009, due primarily to the second quarter $560,000 gain from the $10.9 million bulk sale of seasoned performing residential mortgage loans;

•
A $763,000 decrease in net losses on OREO and other repossessed assets from a net loss of $976,000 for the nine months ended September 30, 2009 to a net loss of $213,000 for the nine months ended September 30, 2010;

•	A $139,000 increase in OREO income related primarily to additional rental income received on a foreclosed apartment complex; reduced by

•
A $192,000 gain from the liquidation of a minority interest in Family Financial, an unconsolidated investment that focused on credit-related insurance products that occurred in the first nine months of 2009; and reduced by

•	Net gains on sales of available-for-sale securities declining $686,000 from $895,000 for the first nine months of 2009 to $209,000 for the nine months of 2010.

Other Expense

The Company recorded a $107,000 decrease in total other expense to $12.7 million for the first nine months of 2010, compared to $12.8 million for the first nine months of 2009, due primarily to the following major differences:

•
A decrease of $66,000 in legal and professional fees, of which $30,000 represented the reversal of an accrued expense due to the Company’s Sarbanes-Oxley Section 404(b) exemption resulting from the regulatory reform bill that was signed into law during the third quarter of 2010;

(24)

•
An $81,000 decrease in FDIC insurance premiums and assessments that was related primarily to the industry-wide special assessment that resulted in a $225,000 expense in 2009, which was partly offset by higher total net premiums in 2010 due to industry-wide increases and the exhaustion of the one-time credit in 2009;

•	A $45,000 decrease in the printing and office supplies expense that resulted primarily from several cost reduction decisions;

•	A $180,000 reduction in marketing expense that reflected an expense reduction initiative implemented by Bank management in the second half of 2009; and

•
A $224,000 reduction in other that resulted primarily from the $292,000 expense reversal related to the elimination of a directors’ post-retirement benefit plan, reduced by $86,000 in loan expense resulting from the write-off of receivables from loan customers that represented advances for taxes and various other items.  The receivables were deemed to be uncollectible based on current information.

The decreases above were offset in part by:

•
An increase of $180,000, or 2.6%, in salaries and employee benefits that was due mostly to a $182,000 increase in employee health insurance costs resulting primarily from an increase in claims, and a $144,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan.  Salary costs were $137,000 lower, as the benefit from the elimination of positions through attrition exceeded additional salary costs associated with a new banking center and normal annual salary increases for employees.  In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2010; and

•
Other real estate owned expense of $739,000 represented a $319,000 increase over the first nine months of 2009 that was related primarily to the larger average size of the portfolio of properties.  The total for the first nine months of 2010 included operating expenses on the foreclosed apartment complex that provided $309,000 of rental income.

Income Tax Expense

The Company had income before income taxes of $283,000 for the first nine months of 2010, but recorded an income tax benefit of $168,000 as a result of tax-exempt income.  The Company had a loss before income taxes of $1.1 million for the same period of 2009, and recorded a $732,000 income tax benefit that was also elevated by tax-exempt income.  For both nine month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

(25)

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

At September 30, 2010, we had $7.9 million in loan commitments outstanding and $38.1 million of additional commitments for line of credit receivables.  Certificates of deposit due within one year of September 30, 2010 totaled $95.8 million, or 29.2% of total deposits.  If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2011.  However, based on past experiences we believe that a significant portion of the certificates of deposit will remain.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments.  In the first nine months of 2010, net loans receivable decreased by $15.8 million, or 4.9%.  In the first nine months of 2009, we experienced an increase of $7.1 million in net loans receivable.

Financing activities consist primarily of activity in retail deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Total deposits decreased by $10.3 million and total FHLB advances were reduced by $9.4 million during the first nine months of 2010. There were no brokered certificates at either September 30, 2010 or December 31, 2009.

The Bank is subject to various regulatory capital requirements set by the FDIC including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Board.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  In addition, as part of a resolution adopted by the Board of Directors of the Bank on July 26, 2010, the Bank adopted a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and maintain a Total Risk-Based Capital Ratio of 12.00%, both of which the Bank has accomplished.  See “Regulatory Action.”

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At September 30, 2010 and December 31, 2009, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements.  There are no conditions or events since September 30, 2010, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,090	13.27%	$25,383	8.00%	$31,729	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,091	12.01%	$12,692	4.00%	$19,037	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,091	9.02%	$12,669	3.00%	$21,115	5.00%

(26)

December 31, 2009
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$40,811	12.51%	$26,107	8.00%	$32,634	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$36,720	11.25%	$13,053	4.00%	$19,580	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$36,720	8.27%	$13,314	3.00%	$22,189	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,266	13.21%	$25,592	8.00%	$31,990	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,267	11.96%	$12,796	4.00%	$19,194	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,267	9.05%	$12,680	3.00%	$21,134	5.00%

December 31, 2009
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,047	12.49%	$26,300	8.00%	$32,874	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$36,956	11.24%	$13,150	4.00%	$19,725	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$36,956	8.32%	$13,333	3.00%	$22,222	5.00%

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

(27)

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2010, and at September 30, 2010 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(28)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 12, 2010	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: November 12, 2010	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)