Form 10-K
period 2010-12-31
AMERIANA BANCORP
filed 2011-03-31
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2010 was approximately $11.5 million.  For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 31, 2011, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

i

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws.  These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, including real estate values, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Additional factors that may affect our results are discussed in this annual report on Form 10-K under “Item 1A.  Risk Factors.”  The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.  Business

General

The Company.  Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHCA”).  The Company became the holding company for Ameriana Bank (the “Bank”) in 1990.  The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits.  References to “we,” “us” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

The Bank.  The Bank began operations in 1890.  Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System.  Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”).  On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.  On July 31, 2006, the Bank closed its Trust Department and adopted the name “Ameriana Bank, SB.”  On June 1, 2009, the Bank converted its charter from an Indiana savings bank to an Indiana commercial bank and adopted its present name, “Ameriana Bank.”  The charter conversion did not involve significant financial or regulatory changes and has not affected the Bank’s activities.  The Bank is subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC.  The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana and a loan production office in Carmel, Indiana.  The Bank offers a wide range of consumer and commercial banking services, including:  (1) accepting deposits; (2) originating commercial, mortgage, consumer and construction loans; and (3) through its subsidiaries, providing investment and brokerage services and insurance services.

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

The principal sources of funds for the Bank’s lending activities include deposits received from the general public, funds borrowed from the FHLB of Indianapolis, principal amortization and prepayment of loans.  The Bank’s primary sources of income are interest and fees on loans and interest on investments.  The Bank has from time to time purchased loans and loan participations in the secondary market.  The Bank also invests in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and mutual fund securities.  The Bank’s principal expenses are interest paid on deposit accounts and borrowed funds and operating expenses.

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

The Bank may originate or purchase whole loans or loan participations secured by real estate located in any part of the United States.  Notwithstanding this nationwide lending authority, the majority of the Bank’s mortgage loan portfolio is secured by real estate located in Henry, Hancock, Hamilton, Hendricks, Madison, Shelby, Delaware and Marion counties in Indiana.

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$94,595	29.79%	$104,231	31.92%	$98,173	30.13%	$83,282	27.88%	$62,112	24.48%
Residential	167,162	52.63	161,035	49.31	160,553	49.27	139,980	46.86	125,424	49.43
Construction	26,817	8.44	30,943	9.47	39,281	12.05	48,880	16.36	47,984	18.91
Commercial loans and leases	22,360	7.04	23,580	7.22	21,215	6.51	18,665	6.25	12,446	4.90
Municipal loans	2,718	0.86	2,781	0.85	2,218	0.68	2,945	0.99	—	—
Consumer loans	3,943	1.24	4,003	1.23	4,424	1.36	4,959	1.66	5,789	2.28
Total	317,595	100.00%	326,573	100.00%	325,864	100.00%	298,711	100.00%	253,755	100.00%

Less:
Undisbursed loan proceeds	443		1,005		386		1,892		1,769
Deferred loan fees (expenses), net	225		19		(48)		(131)		98
Allowance for loan losses	4,212		4,005		2,991		2,677		2,616
Subtotal	4,880		5,029		3,329		4,438		4,483
Total	$312,715		$321,544		$322,535		$294,273		$249,272

The following table shows, at December 31, 2010, the Bank’s loans based on their contractual terms to maturity.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.  Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio.  The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
			2016 and
	2011	2012 – 2015	Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$12,526	$18,473	$230,758	$261,757
Construction	15,562	1,815	9,440	26,817
Other	9,939	12,850	6,232	29,021
Total	$38,027	$33,138	$246,430	$317,595

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2010, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$160,011	$89,220	$249,231
Construction	6,438	4,816	11,254
Other loans	17,327	1,756	19,083
Total	$183,776	$95,792	$279,568

Residential Real Estate and Residential Construction Lending.  The Bank originates loans on one-to four-family residences.  The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years.  Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period.  The Bank normally sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio.  The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations.  The Bank also originates hybrid mortgage loans.  Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter.  The residential mortgage loans originated and retained by the Bank in 2010 were composed primarily of fixed-rate loans and, to a lesser extent, hybrid loans that have a fixed-rate for five or seven years and adjust annually to the one-year constant maturity treasury rate thereafter.  The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years.  These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term.  The loans are made typically as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met.  Residential real estate construction loans were $2.3 million, or 8.6% of the construction loan portfolio at December 31, 2010 compared to $7.9 million, or 25.7% at December 31, 2009.

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

Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 10 years. The loans are originated with a total maximum loan-to-value ratio of 85% (including the first mortgage) of the appraised value of the property, and the Bank requires that it has a second lien position on the property.

In 2010, the Bank originated $50.0 million in residential real estate loans, including home equity loans.  The total included $5.4 million in adjustable-rate residential first mortgage loans, including hybrids, $37.1 million of fixed-rate first mortgage loans, $6.7 million of home equity credit lines and $792,000 of closed end second mortgage loans.  Sales of fixed-rate residential mortgage loans into the secondary market in 2010 and 2009 were $17.0 million and $19.2 million, respectively.  Gains on residential loan sales, including imputed gains on servicing rights, were $923,000 in 2010 compared with $408,000 in 2009.  $560,000 of the 2010 gains resulted from a bulk sale of $10.9 million of seasoned loans.

Commercial Real Estate and Commercial Real Estate Construction Lending.  The Bank originates loans secured by both owner-occupied and nonowner-occupied properties.  The Bank originates commercial real estate loans and purchases loan participations from other financial institutions.  These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank.  At December 31, 2010, the Bank’s individual commercial real estate loan balances ranged from $4,000 to $5.1 million.  The Bank’s commercial real estate loans may have a fixed or variable interest rate.

Loans secured by commercial real estate properties are generally larger and involve a greater degree of credit risk than one-to four-family residential mortgage loans.  Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or by general economic conditions.  If the cash flows from the project are reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired.  To minimize the risks involved in originating such loans, the Bank considers, among other things, the creditworthiness of the borrower, the location of the real estate, the condition and occupancy levels of the security, the projected cash flows of the business, the borrower’s ability to service the debt and the quality of the organization managing the property.

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, nonowner-occupied facilities and for speculative purposes.  These construction loans are granted based on a reasonable estimate of the time to complete the projects.  Commercial real estate construction loans made up $24.5 million, or 91.4% of the construction loan portfolio at December 31, 2010 compared to $23.0 million, or 74.3% at December 31, 2009.  As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2010, the largest commercial real estate lending relationship was a credit secured by commercial office space, with an original commitment of $5.8 million and a current commitment of $5.1 million, and an outstanding balance of $5.1 million.  This credit was performing according to its original terms at December 31, 2010.

Municipal Lending.  At December 31, 2010, the Bank’s loan portfolio included four municipal loans with approved credit limits totaling $4.4million and outstanding balances totaling $2.7 million.  The largest loan had a credit limit of $3.2 million and had an outstanding balance of $2.0 million at December 31, 2010.  This loan has a fixed-rate of interest, is non-amortizing, and has a maturity date in 2012.  This loan was performing according to its original terms at December 31, 2010.

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

Commercial Lending.  The Bank lends to business entities for the short-term working capital, inventory financing, equipment purchases and other business financing needs.  The loans can be in the form of revolving lines of credit, commercial lines of credit or term debt.  The Bank also matches the term of the debt to the estimated useful life of the assets.

At December 31, 2010, the largest commercial relationship included seven credits with total commitments of $4.5 million and outstanding balances totaling $4.5 million that were secured by all business assets of the borrower.  All of the individual credits were performing according to their original terms at December 31, 2010.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Originations, Purchases and Sales.  Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers.  Residential loan originations have been attributable to referrals from real estate brokers and builders, banking center staff, and commissioned loan agents.  In prior years, the Bank had also purchased residential and commercial loans from other financial institutions, but did not purchase any loans in 2010.  At December 31, 2010, balances outstanding for all loans acquired as participations or whole loan purchases totaled $21.0 million.  Commercial real estate and construction loan originations have also been obtained by direct solicitation.  Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors, and sold $27.9 million of loans in 2010, including $10.9 million of seasoned performing single-family mortgage loans.  Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes.  When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans.  The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services.  The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows.  At December 31, 2010, the Bank was servicing $115.9 million of loans for others.  The aggregate book value of capitalized servicing rights at December 31, 2010, net of a $19,000 valuation allowance, was $689,000.

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

Commercial loans that are part of a lending relationship exceeding $250,000 are submitted to the Bank’s credit analysts for review, financial analysis and for preparation of a Loan Approval Memorandum.  The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve secured and unsecured loans between $1.0 million and $3.0 million, and $100,000 and $1.0 million, respectively.  The Board of Directors approves all loans that exceed Loan Committee authority and those that have an exception to the loan policy, and the Loan Committee approves all loans that have a variance to loan procedure.

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

For additional information, see Note 4 to the Consolidated Financial Statements included under Item 8 of this Form 10-K.

Delinquencies.  When a borrower defaults on a required payment on a non-commercial loan, the Bank contacts the borrower and attempts to induce the borrower to cure the default.  A late payment notice is mailed to the borrower and a telephone contact is made after a payment is fifteen days past due.  If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing foreclosure action.  In the case of default related to a commercial loan, the contact is initiated by the commercial lender after a payment is ten days past due.  The Loan Committee reviews delinquency reports weekly and the Criticized Assets Committee reviews classified delinquent loans monthly.

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

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real Estate:
Residential	$6,258	$3,810	$2,960	$1,465	$657
Commercial	—	841	1,766	303	—
Construction	4,184	4,219	1,454	870	2,616
Commercial and leases	731	—	—	—	—
Consumer	14	12	38	—	53
Total	11,187	8,882	6,218	2,638	3,326

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	60	170	—	—	71
Consumer	—	1	1	—	13
Total	60	171	1	—	84
Total of nonaccrual and 90 days past due or more loans (1)	$11,247	$9,053	$6,219	$2,638	$3,410

Percentage of total loans	3.54%	2.78%	1.91%	0.88%	1.35%

Other nonperforming assets (2)	$9,082	$5,517	$4,169	$2,517	$610

Total nonperforming assets	$20,329	$14,570	$10,388	$5,155	$4,020

Percentage of total assets	4.73%	3.30%	2.24%	1.21%	0.92%

Troubled debt restructurings in nonaccrual total (1)	$2,245	$—	$—	$—	$—

Total troubled debt restructurings	$8,393	$268	$—	$—	$—

(1)	Total nonaccrual loans at December 31, 2010 included $2.2 million of troubled debt restructurings, all of which were constructions loans.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

The Company’s nonperforming loans increased by $2.2 million in 2010.  The increase was primarily due to four credits totaling $4.0 million that included a $1.3 million commercial development loan, a $1.1 million residential condominium construction loan, and two loans totaling $1.6 million on section 42 low income housing tax credit properties.   Nonaccrual residential real estate loans increased to $6.3 million at December 31, 2010 from $3.8 million at December 31, 2009 due to continued weakness in the economy and value of the real estate in the markets that we serve.  We have analyzed our collateral position on these nonperforming loans using current appraisals and valuations, and have established reserves accordingly.  Nonperforming loans increased by $2.8 million in 2009.  The increase was primarily due to the classifications of a retail center loan in Fishers, Indiana and a warehouse/office building and adjoining commercial land loan in Indianapolis totaling $3.5 million and an increase in our single-family residential nonperforming loans.

Troubled debt restructurings increased from $268,000 at December 31, 2009 to $8.4 million at December 31, 2010.  This increase was primarily a result of continuing weak economic conditions and the Bank’s proactive efforts in instituting workout programs that maintain the borrower’s ability to generate cash flows sufficient to pay on a modified basis, and also project the ability to ultimately repay the entire debt under an improved business environment.   The total of $8.4 million at December 31, 2010 included a $4.5 million loan on a hotel in northern Indiana, three land development credits totaling $1.5 million, a $1.2 million loan on a residential condominium project, and nine single-family loans totaling $1.2 million.  As of December 31, 2010, the Bank had classified the hotel credit, one land development credit and the nine single-family loans totaling $6.2 million as substandard, and had classified the residential condominium project and the other two land development loans totaling $2.2 million as nonaccrual.  Total troubled debt restructurings of $268,000 on December 31, 2009 consisted of seven single-family loans, and were all classified substandard.

Interest income that would have been recorded for 2010 had nonaccruing loans been current in accordance with their original terms and had been outstanding throughout the period was $1.2 million.  The amount of interest related to nonaccrual loans included in interest income for 2010 was $513,000, of which $415,000 was paid by borrowers when the loans were not in a nonaccrual status.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans.  The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality.  Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable.  It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties.  At December 31, 2010, the Bank’s allowance for loan losses amounted to $4.2 million.  Although there was a significant increase in nonperforming loans in the Bank’s loan portfolio during 2010 due primarily to the continuing weak economy, as a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2010.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations.  Regulators, in reviewing the Bank’s loan portfolio, may require the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$4,005	$2,991	$2,677	$2,616	$2,835

Charge-offs:
Real estate loans:
Commercial	238	127	—	1	540
Residential	737	200	413	14	36
Construction	525	637	—	488	—
Commercial loans	398	212	503	538	16
Consumer loans	72	54	135	72	87
Total charge-offs	1,970	1,230	1,051	1,113	679

Recoveries:
Real estate loans:
Residential	16	1	9	1	9
Commercial	—	—	75	—	4
Construction	206	1	—	—	—
Commercial loans and leases	4	47	—	2,772	108
Consumer loans	18	15	31	28	39
Total recoveries	244	64	115	2,801	160

Net (charge-offs) recoveries	(1,726)	(1,166)	(936)	1,688	(519)

Provision (credit) for loan losses	1,933	2,180	1,250	(1,627)	300

Balance at end of period	$4,212	$4,005	$2,991	$2,677	$2,616

Ratio of net charge-offs (recoveries) to average loan outstanding during the period	0.54%	0.35%	0.30%	(0.62)%	0.22%

Allowance for loan losses to loans	1.33%	1.23%	0.92%	0.90%	1.04%

The Company had a provision for loan losses of $1.9 million for 2010 compared to a provision of $2.2 million in 2009.  Although net charge-offs for 2010 exceeded the total for 2009 and nonperforming loans at December 31, 2010 exceeded the total at December 31, 2009, the provision decreased in 2010.  The amount of provision necessary to maintain the allowance for loan losses as a percentage of total loans at a level required pursuant to the Company’s methodology was less in 2010, due to a larger provision in 2009 to increase the allowance for loan losses to an amount commensurate with the Company’s level of credit risk at that time.  The Company recorded a provision of $2.2 million in 2009, which increased  the allowance as a percentage of total loans by 31 basis points to 1.23% at December 31, 2009 from 0.92% at December 31, 2008.  The Company recorded a provision of $1.9 million in 2010, which increased the allowance as a percentage of total loans by 10 basis points from 1.23% at December 31, 2009 to 1.33% at December 31, 2010.  The 2010 provision was primarily due to a continuing elevated level of charge-offs and non-performing loans.  Total charge-offs were $2.0 million for 2010, which included partial charge-offs of the following credits, all in the Indianapolis market:  $338,000 related to a high-end single family home, $216,000 related to one investor’s four residential rental properties, $180,000 securing business assets of a flooring retailer, $160,000 related to a strip retail center and adjacent lots, and $158,000 related to a loan for a multi-use commercial building.  These charge-offs resulted from further deterioration of general economic conditions that occurred in 2010 as reflected by new appraisals or new valuations.  The 2009 provision was primarily a result of the increase in nonperforming loans due to increasing pressure of current economic conditions on credit quality and continued charge-offs.  Total charge-offs of $1.2 million for 2009 included the charge-off of $461,000 on one development loan for single-family building lots, a partial charge-off of $176,000 on a single-family residential subdivision development loan, charge-offs totaling $124,000 for two commercial loans, and a $189,000 charge-off on a credit secured by both commercial real estate and business assets.  See also “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$639	29.79%	$661	31.92%	$760	30.13%
Residential	1,584	52.63	1,262	49.31	521	49.27
Construction	1,254	8.44	1,269	9.47	686	12.05
Commercial loans and leases	657	7.04	686	7.22	729	6.51
Municipal loans	—	0.86	—	0.85	—	0.68
Consumer loans	78	1.24	127	1.23	295	1.36
Total allowance for loan losses	$4,212	100.00%	$4,005	100.00%	$2,991	100.00%

	At December 31,
	2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$550	27.88%	$716	24.28%
Residential	348	46.86	245	49.43
Construction	999	16.36	1,524	18.91
Commercial loans and leases	571	6.25	75	4.90
Municipal loans	—	0.99	—	—
Consumer loans	209	1.66	56	2.28
Total allowance for loan losses	$2,677	100.00%	$2,616	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 7.6% of the Bank’s total interest income (and dividends) for 2010.  The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLB of Indianapolis and the Federal Reserve Bank of Chicago).  As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis.  The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2010.

The following table sets forth the market value of the Bank’s investments in federal agency obligations, mortgage-backed securities, mutual funds, and municipal securities at the dates indicated.  All of these investments were available for sale.

	At December 31,
	2010	2009
	(In thousands)

Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$24,992
Ginnie Mae collateralized mortgage obligations	5,341	5,820
Municipal securities	2,164	3,431
Mutual funds	1,667	1,598
Total investment	$38,608	$35,841

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2010.

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Municipal securities (1)	—	—	$337	5.00%	—	—	$1,827	6.11%	$2,164	5.94%
Mutual funds (2)	$1,667	3.05%	—	—	—	—	—	—	1,667	3.05%

(1)	Presented on a tax equivalent basis using a tax rate of 34%.
(2)	Mutual funds have no stated maturity date.

The Bank’s mortgage-backed securities, Ginnie Mae and GSE pass-throughs, and Ginnie Mae collateralized mortgage obligations, include both fixed and adjustable-rate securities.  At December 31, 2010, the Bank’s mortgage-backed securities consisted of the following:

	Carrying	Average
	Amount	Yield
	(Dollars in thousands)

Adjustable-rate:
Repricing in one year or less	$2,679	2.21%
Repricing in more than one year	—	—

Fixed-rate:
Maturing in five years or less	13,660	2.27%
Maturing in five to ten years	15,087	3.57%
Maturing in more than ten years	3,351	4.11%
Total	$34,777	3.00%

Sources of Funds

General.  Checking and savings accounts, certificates of deposit and other types of deposits are an important source of the Bank’s funds for use in lending and for other general business purposes.  In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations.  The availability of funds from loan sales and repayments is influenced by general interest rates and other market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

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

As of December 31, 2010, approximately 48.9%, or $165.2 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market.  The Bank held $10.4 million of brokered certificates with a weighted average cost of 0.74% at December 31, 2010 and none at December 31, 2009.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated.

					Increase
	Balance at		Balance at		(Decrease)
	December 31,		December 31,		from Prior
	2010		2009		Year
	(Dollars in thousands)

Noninterest-bearing deposits	$34,769	10.29%	$29,531	8.73%	$5,238	17.74%
NOW deposits	77,012	22.78	74,851	22.12	2,161	2.89
Money market deposits	24,551	7.26	26,584	7.85	(2,033)	(7.65)
Savings deposits	28,836	8.53	24,522	7.25	4,314	17.59
Certificate accounts:
Certificates of $100,000 and more	44,481	13.16	52,515	15.52	(8,034)	15.30
Fixed-rate certificates:
12 months or less	17,882	5.29	27,343	8.08	(9,461)	(34.60)
13-24 months	60,387	17.87	63,324	18.72	(2,937)	(4.64)
25-36 months	3,403	1.01	10,297	3.04	(6,894)	(66.95)
37 months or greater	35,715	10.57	28,798	8.51	6,917	24.02
Brokered certificates	10,363	3.07	—	—	10,363	—
Variable-rate certificates:
18 months	579	0.17	616	0.18	(37)	(6.01)
Total	$337,978	100.00%	$338,381	100.00%	$(403)	(0.12)%

The variety of deposit accounts offered by the Bank has permitted it to be competitive in obtaining funds and has allowed it to respond with flexibility to, but not eliminate, disintermediation (the flow of funds away from depository institutions such as savings institutions into direct investment vehicles such as government and corporate securities).  In addition, the Bank has become increasingly subject to short-term fluctuation in deposit flows, as customers have become more interest rate conscious.  The ability of the Bank to attract and maintain deposits and its costs of funds have been, and will continue to be, significantly affected by money market conditions.  The Bank currently offers a variety of deposit products, including noninterest-bearing and interest-bearing NOW accounts, savings accounts, money market deposit accounts (“MMDA”) and certificates of deposit ranging in terms from three months to seven years.

The following table sets forth the Bank’s average aggregate balances and interest rates.  Average balances in 2010, 2009 and 2008 are calculated from actual daily balances.

	For the Years Ended December 31,
	2010		2009		2008
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)

NOW deposits	$73,598	0.47%	$79,064	0.82%	$62,438	1.43%
Money market deposits	25,698	0.48	29,259	0.74	30,951	1.82
Savings deposits	26,810	0.10	23,983	0.13	22,048	0.25
Time deposits	173,889	2.12	194,046	2.84	179,357	3.63
Total interest-bearing deposits	299,995	1.40	326,352	1.96	294,794	2.72
Noninterest-bearing demand and savings deposits	32,892		27,235		23,329
Total deposits	$332,887		$353,587		$318,123

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)

Less than 2.00%	$113,193	$76,024	$15,071
2.00% - 3.99	51,774	94,919	136,408
4.00% - 5.99	7,839	11,935	40,885
6.00% - 7.99	4	15	40
	$172,810	$182,893	$192,404

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2010.

	Amount Due
	Less Than			More Than
	One Year	1-2 Years	2-3 Years	3 Years	Total
	(In thousands)

Less than 1.00%	$35,768	$4,882	$—	$—	$40,650
1.00% - 1.99%	45,312	24,028	2,349	854	72,543
2.00% - 3.99	15,491	8,417	4,142	23,724	51,774
4.00% - 5.99	2,255	3,883	760	941	7,839
6.00% - 7.99	4	—	—	—	4
	$98,830	$41,210	$7,251	$25,519	$172,810

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2010.

Maturity Period	Brokered Certificates of Deposit	Other Certificates of $100,00 or more	Total Certificates of $100,000 or more
		(In thousands)

Three months or less	$—	$4,613	$4,613
Over three through six months	—	5,247	5,247
Over six through twelve months	5,242	15,129	20,371
Over twelve months	5,121	19,492	24,613
Total	$10,363	$44,481	$54,844

Borrowings.  Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes.  The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities.  FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits.  At December 31, 2010, the Bank had $34.0 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for member financial institutions.  As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  Borrowings decreased $12.4 million in 2010, as the Bank used $10.4 million in brokered certificates of deposit an alternative wholesale funding source, and also due to the restructuring strategy initiated in the second half of 2009 and continued in 2010 that resulted in a further reduction in the size of the Bank’s balance sheet.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust.  The Company purchased 100% of the common stock of Trust I for $310,000.  Trust I issued $10.0 million in trust preferred securities and those proceeds combined with the $310,000 in proceeds of the common stock were used to purchase $10.3 million in subordinated debentures issued by the Company.  The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I.  The subordinated debentures bear a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering.  After the first five years, the subordinated debentures will bear a rate equal to 150 basis points over the three-month LIBOR rate.  At December 31, 2010, the debentures had an interest rate of 4.26%.

The following table sets forth certain information regarding borrowings at the dates and for the periods indicated.

	At or for the Year
	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Amounts outstanding at end of period:
FHLB advances	$34,000	$46,375	$79,925
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Weighted average rate paid on:
FHLB advances at end of period	3.70%	3.84%	4.05%
Subordinated debentures	4.26	4.23	5.10
Repurchase agreement	4.42	4.42	4.42
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$46,375	$79,925	$89,925
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate average amounts outstanding during period:
FHLB advances	$41,779	$61,244	$76,901
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	2,062
Approximate weighted average rate during the period paid on:
FHLB advances	3.85%	3.97%	3.99%
Subordinated debentures	4.32	4.64	5.83
Repurchase agreement	4.42	4.42	4.42

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented.  Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $100,000, $256,000, and $537,000 for 2010, 2009 and 2008, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis.  Average balances for 2010, 2009 and 2008 are calculated from actual daily balances.

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio (1)	$317,226	$18,519	5.84%	$335,522	$19,434	5.79%	$311,260	$19,823	6.37%
Mortgage-backed securities	31,604	1,210	3.83	48,078	2,258	4.70	44,808	2,260	5.04
Other securities:
Taxable	1,907	70	3.67	3,208	133	4.15	5,391	292	5.42
Tax-exempt (2)	2,604	149	5.72	9,765	575	5.89	22,444	1,270	5.66
Short-term investments and other interest-earning assets (3)	18,910	137	0.72	23,622	197	0.83	16,206	473	2.92
Total interest-earning assets	372,251	20,085	5.40	420,195	22,597	5.38	400,109	24,118	6.03
Noninterest-earning assets	60,702			54,627			49,521
Total assets	$432,953			$474,822			$449,630

Interest-bearing liabilities:
Demand deposits and savings	$126,106	498	0.39	$132,306	894	0.68	$115,437	1,512	1.31
Certificate of deposits	173,889	3,687	2.12	194,046	5,512	2.84	179,357	6,517	3.63
Total interest-bearing deposits	299,995	4,185	1.40	326,352	6,406	1.96	294,794	8,029	2.72
Borrowings	59,589	2,389	4.01	79,054	3,246	4.11	89,273	3,759	4.21
Total interest-bearing liabilities	359,584	6,574	1.83	405,406	9,652	2.38	384,067	11,788	3.07
Noninterest-bearing liabilities	40,126			35,946			32,304
Total liabilities	399,710			441,352			416,371
Stockholders’ equity	33,243			33,470			33,259
Total liabilities and stockholders’ equity	$432,953			$474,822			$449,630
Net interest income		$13,511			$12,945			$12,330
Interest rate spread			3.57%			3.00%			2.96%
Net tax-equivalent yield (4)			3.63%			3.08%			3.08%
Ratio of average interest-earning assets to to average interest-bearing liabilities			103.52%			103.65%			104.18%

(1)
Interest and average yield presented on a tax-equivalent basis using a tax-effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty.  Nonaccrual loans are included in average loans outstanding

(2)	Interest and average yield presented on a tax-equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities and FHLB stock.
(4)	Net interest income is presented on a tax-equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly owned subsidiaries, the Bank and Ameriana Capital Trust I.  The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits.  The Bank has two wholly owned subsidiaries: AIA, which sells insurance products and AFS, which operates a brokerage facility.  At December 31, 2010, the Bank’s investments in its subsidiaries were approximately $820,000, consisting of direct equity investments.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made comprehensive changes in the regulation of financial companies.  Certain of these legislative changes are addressed in the following summary of the regulation and supervision of the Company and the Bank.

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

Dividends.  The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition.  The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.  Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “Regulation and Supervision of the Bank – Prompt Corrective Regulatory Action.”  The Federal Reserve Board has long had a policy under which bank holding companies are required to serve as a source of strength for their depository subsidiaries by providing capital, liquidity and other resources in times of financial distress.  The Dodd-Frank Act codified the source of strength doctrine and required the issuance of implementing regulations.

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

Acquisitions.  The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company.  Prior Federal Reserve Board approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.  In evaluating such transactions, the Federal Reserve Board considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served.  Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits.  With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking.  The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations.  The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including its depository institution subsidiaries being well-capitalized and well managed, to opt to become a “financial holding company,” and thereby engage in a broader array of financial activities than previously permitted.  Such activities can include insurance underwriting and investment banking.  The Dodd-Frank Act added the requirements that the holding company itself be well-capitalized and “well managed.”  The Company has not, up to this time, opted to become a financial holding company.  The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

Capital Requirements.  The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets.  These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank.  See “– Regulation and Supervision of the Bank – Capital Requirements.”  The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries.  That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion.  The revised capital requirements are subject to certain grandfathering and transition rules.

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

The Dodd-Frank Act provides for the establishment of the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for implementing federal consumer financial protection and fair lending laws and regulations, a function currently handled by federal bank regulatory agencies.  However, institutions of $10 billion or less in total assets will continue to be examined for compliance by, and subject to the enforcement authority of, the federal bank regulator.

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

At December 31, 2010, the Bank’s ratio of Tier 1 capital to average total assets was 8.93%, its ratio of Tier 1 capital to risk-weighted assets was 11.86% and its ratio of total risk-based capital to risk-weighted assets was 13.11%.

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

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permitted bank holding companies to acquire banks in any state subject to specified concentration limits and other conditions.  The Interstate Banking Act also authorizes the interstate merger of banks.  In addition, among other things, the Interstate Banking Act, as amended by the Dodd-Frank Act, permits banks to establish de novo branches on an interstate basis provided that state banks chartered by the target state are permitted to establish de novo branches in the state.

Dividend Limitations.  The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.  In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions.  On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, receive prior approval of the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends.  At December 31, 2010, the shareholders’ equity of the Bank was $40.6 million.

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

Insurance of Deposit Accounts.  Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by Federal Deposit Insurance Corporation regulations.  Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits.  The Dodd-Frank Act required the Federal Deposit Insurance Corporation to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  The Federal Deposit Insurance Corporation approved a final rule in February 2011 that will implement that directive in the second quarter of 2011.  The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, to cover losses to the Deposit Insurance Fund.  That special assessment, in the amount of $193,000, was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  Such amount was $2.7 million for the Bank.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That limit was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until September 30, 2010, subsequently extended to December 31, 2010, with an additional extension to December 31, 2012, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  The Bank initially elected to participate in the unlimited noninterest-bearing transaction account coverage program, and subsequently opted out effective December 31, 2009.  The Bank and the Company both participated in the unsecured debt guarantee program, but issued no debt under the program. The Dodd-Frank Act adopted mandatory unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.045 basis points of assessable deposits.  These financing corporation payments will continue until the bonds mature in 2017 through 2019.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, and the Federal Deposit Insurance Corporation recently exercised that discretion by establishing a long-range fund ratio of 2%.

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

		Adequately		Significantly
	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Tier 1 leverage ratio	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

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

Reserve Requirements.  Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $58.8 million, plus 10% on the remainder.  The first $10.7 million of transaction accounts are exempt.  This percentage is subject to adjustment by the Federal Reserve Board.  Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets.  At December 31, 2010, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”).  As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis.  As of December 31, 2010, the Bank held stock in the FHLB of Indianapolis in the amount of $5.1 million and was in compliance with the above requirement.

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

Regulatory Restructuring Legislation.   On July 21, 2010, President Obama signed in law the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, authorizes the payment of interest on business checking accounts, mandates the imposition of consolidated capital requirements on holding companies that are less stringent than those applicable to the subsidiary institution, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, requires the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to national banks and federal savings associations and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and require the issuance of regulations.  Consequently, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest expense costs for the Company and the Bank.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

	Age at
Name	December 31, 2010	Principal Position

Jerome J. Gassen	60	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	60	Executive Vice President and Chief Operating Officer of the Bank and the Company

John J. Letter	65	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

James A. Freeman	61	Senior Vice President and Chief Commercial Lending Officer of the Bank

Michael L. Wenstrup	53	Senior Vice President and Chief Credit Officer of the Bank

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

Our increased emphasis on commercial lending may expose us to increased lending risk.  At December 31, 2010, our loan portfolio consisted of $94.6 million, or 29.8%, of commercial real estate loans, $26.8 million, or 8.4%, of construction loans (primarily commercial properties), and $22.3 million, or 7.0%, of commercial and industrial loans and leases.  We intend to continue to maintain our emphasis on the origination of commercial loans.  However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Commercial and construction loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, since such loans generally entail greater risk than one to four-family residential mortgage loans, we may need to increase our allowance for loan losses to account for the likely increase in probable incurred credit losses associated with the growth of such loans.  Also, many of our commercial and construction borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We may be required to increase our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations.  Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.  For 2010, we recorded a provision for loan losses of $1.9 million.  We also recorded net loan charge-offs of $1.7 million.  The recent economic recession has contributed to the relatively high levels of loan delinquencies and nonperforming assets as of December 31, 2010.  Our nonperforming loans totaled $11.2 million, representing 3.5% of total loans.  In addition, loans that we have classified as substandard totaled $8.1 million, representing 2.6% of total loans.  If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may experience loan losses, which could have a material effect on our operating results.  Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety.  We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date.  However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2010, our allowance for loan losses as a percentage of total loans was 1.33%.  Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries.  Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.   Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions, including the Bank.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could further impair the ability of our borrowers to repay their loans in accordance with their terms.  Nearly all of our loans are secured by real estate or made to businesses in central Indiana.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings.  Continuation of the economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

Our cost of operations is high relative to our assets.  Our failure to maintain or reduce our operating expenses costs could hurt our profits.  Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, data processing expense, FDIC insurance premiums and assessments, and marketing, totaled $16.8 million for the year ended December 31, 2010 compared to $17.1 million for the year ended December 31, 2009.  We continue our concerted effort to effectively manage our expenses.  Our efficiency ratio totaled 87.8% for the year ended December 31, 2010 compared to 92.6% for the year ended December 31, 2009. Failure to control our expenses could hurt future profits.

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

The building of market share through our branching strategy could cause our expenses to increase faster than revenues.  We opened a full-service banking center in Fishers, Indiana in October 2008, a second banking center in Carmel in December 2008 and a third in Westfield in May 2009.  We also purchased property in Plainfield in 2008 with the expectation to begin construction on a new full-service banking center, but those plans were put on hold until such time it is determined that the economy and other conditions warrant the required investment.  There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence.  Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.

Recently enacted regulatory reform may have a material impact on our operations.  On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

Increased and/or special FDIC assessments will hurt our earnings.  The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance.  Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.  In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions.  Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $225,000.  In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.7 million.  Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Strong competition within our market area could hurt our profits and slow growth.  We face intense competition both in making loans and attracting deposits.  This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates.  Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income.  According to the FDIC, as of June 30, 2010, we held 31.42% of the deposits in Henry County, Indiana, which was the second largest market share of deposits out of the six financial institutions that held deposits in this county.  We also held 9.80% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the 10 financial institutions that held deposits in this county.  Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability depends upon our continued ability to compete successfully in our market area.

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

Failure to comply with the restrictions and conditions in the resolutions adopted by our board at the request of our regulators could result in additional enforcement action against us.   On September 28, 2009, the Board of Directors of the Bank adopted a resolution agreeing to higher capital requirements, requirements to reduce the level of our classified and criticized assets and restrictions on dividend payments.  On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution with the same requirements, except for an additional 0.50% increase in the Tier 1 Leverage Ratio to 8.50%.  These restrictions may impede our ability to operate our business.

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

We may not be able to realize the full value of our deferred tax asset.  We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, coupled with unused tax credits and tax benefits from operating loss carryforwards.  At December 31, 2010, our net deferred tax asset was $4.9 million.  The net deferred tax asset was composed of approximately $3.5 million of tax benefit from both state and federal net operating loss carryforwards, approximately $1.3 million of tax benefit from temporary differences between book and tax income and an unused federal tax credit of $1.0 million, reduced by a valuation allowance of $879,000.

We regularly review our deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences, as well as tax strategies available to expedite the use of both the deferred state tax asset and the deferred federal tax asset.  Realization of our deferred tax asset ultimately depends on the existence of sufficient future taxable income.  We currently expect that it is more likely than not that our net deferred tax asset at December 31, 2010 will be fully realizable based on our expected future earnings.  Realization of our deferred tax asset would significantly improve our earnings and capital through a related reversal of the current valuation allowance.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2010 and certain other information relating to these properties at that date.

	Year	Total	Net	Owned/	Square
	Acquired	Investment	Book Value	Leased	Feet
	(Dollars in thousands)
Main Office:
2118 Bundy Avenue New Castle, Indiana	1958	$1,761	$291	Owned		20,500

Branch Offices:
1311 Broad Street New Castle, Indiana	1890	1,136	158	Owned		18,000

956 North Beechwood Street Middletown, Indiana	1971	334	11	Owned		5,500

22 North Jefferson Street Knightstown, Indiana	1979	401	118	Owned		3,400

1810 North State Street Greenfield, Indiana	1995	2,589	2,081	Owned		7,600

99 South Dan Jones Road Avon, Indiana	1995	1,567	1,080	Owned		12,600

1724 East 53rd Street Anderson, Indiana	1993	734	542	Owned		3,000

488 West Main Street Morristown, Indiana	1998	364	252	Owned		2,600

7435 West U.S. 52 New Palestine, Indiana	1999	944	660	Owned		3,300

6653 West Broadway McCordsville, Indiana	2004	1,140	1,007	Owned		3,400

11521 Olio Road Fishers, Indiana	2008	2,148	2,043	Owned		2,500

3975 West 106th Street Carmel, Indiana	2008	2,097	2,006	Owned		3,500

3333 East State Road 32
Westfield, Indiana	2008	619	588	Leased	(1)	5,000

Land Acquired for Future Branch Office:
2437 East Main Street Plainfield, Indiana	2008	1,327	1,327	Owned		—

Loan Production Office:
11711 N. Pennsylvania, Suite 100 Carmel, Indiana	2007	34	21	Leased	(2)	2,100

Ameriana Insurance Agency, Inc.:
1908 Bundy Avenue New Castle, Indiana	1999	386	294	Owned		5,000

Total		$17,581	$12,479

(1)	The initial lease expires on May 31, 2029 and the Bank has options for four additional terms of five years each.
(2)	The initial lease expires on June 30, 2012 and the Bank has options for two additional terms of three years each.

The total net book value of $12.5 million shown above for the Company’s office facilities is $2.2 million less than the total of $14.7 million shown for premises and equipment on the consolidated balance sheet.  This difference represents the net book value as of December 31, 2010 for furniture, equipment and automobiles.

Item 3.  Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than those occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operation of the Company.

Item 4.  [Removed and Reserved]

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Market under the symbol “ASBI.”  On March 18, 2011, there were 414 holders of record of the Company’s common stock.  The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions.  No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future.  See Note 11 to the Consolidated Financial Statements included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2010			2009
			Dividends			Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared

March 31	$3.30	$2.50	$0.01	$5.99	$2.19	$0.04
June 30	6.70	2.50	0.01	4.42	2.50	0.04
September 30	4.47	3.46	0.01	4.32	3.10	0.01
December 31	4.50	3.33	0.01	3.61	2.39	0.01

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2010 and at December 31, 2010 we had no publicly announced repurchase plans or programs.

Item 6.  Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2010	2009	2008	2007	2006
Cash	$3,673	$6,283	$3,810	$4,445	$7,986
Investment securities	38,608	35,841	75,371	66,692	129,776
Loans, net of allowances for loan losses	312,715	321,544	322,535	294,273	249,272
Interest-bearing deposits and stock in Federal Home Loan Bank	13,175	18,934	10,268	18,357	9,730
Other assets	61,486	58,961	51,518	43,024	40,482
Total assets	$429,657	$441,563	463,502	426,791	437,246

Deposits noninterest-bearing	$34,769	$29,531	$22,070	$20,429	$19,905
Deposits interest-bearing	303,209	308,850	302,336	294,317	302,529
Borrowings	51,810	64,185	97,735	68,513	74,683
Other liabilities	6,618	6,422	7,585	9,886	7,005
Total liabilities	396,406	408,988	429,726	393,145	404,122
Stockholders’ equity	33,251	32,575	33,776	33,646	33,124
Total liabilities and stockholders’ equity	$429,657	$441,563	$463,502	$426,791	$437,246

	Year Ended December 31,
Summary of Earnings	2010	2009	2008	2007	2006
Interest income	$19,985	$22,341	$23,581	$23,900	$22,604
Interest expense	6,574	9,652	11,788	14,078	13,803
Net interest income	13,411	12,689	11,793	9,822	8,801
Provision (credit) for loan losses	1,933	2,180	1,250	(1,627)	300
Other income	5,650	5,536	3,801	3,494	2,271
Other expense	16,817	17,119	14,384	13,978	13,175
Income (loss) before taxes	311	(1,074)	(40)	965	(2,403)
Income tax benefit	242	810	781	219	1,433
Net income (loss)	$553	$(264)	$741	$1,184	$(970)
Basic earnings (loss) per share	$0.19	$(0.09)	$0.25	$0.39	$(0.31)
Diluted earnings (loss) per share	$0.19	$(0.09)	$0.25	$0.39	$(0.31)
Dividends declared per share	$0.04	$0.10	$0.16	$0.16	$0.52
Book value per share	$11.12	$10.90	$11.30	$11.26	$10.85

	Year Ended December 31,
Other Selected Data	2010	2009	2008	2007	2006
Return on average assets	0.13%	(0.06)%	0.16%	0.28%	(0.22)%
Return on average equity	1.66	(0.79)	2.23	3.63	(2.85)
Ratio of average equity to average assets	7.68	7.05	7.40	7.67	7.65
Dividend payout ratio (1)	21.70	NM	64.56	41.03	NM
Number of full-service bank offices	13	13	12	10	10

(1)      Dividends per share declared divided by net income per share.
NM = not meaningful.

Quarterly Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Total interest income	$5,083	$5,117	$4,904	$4,881
Total interest expense	1,800	1,745	1,590	1,439
Net interest income	3,283	3,372	3,314	3,442
Provision for loan losses	360	658	360	555
Net income	80	229	142	102
Securities gains - net	104	1	104	94
Basic earnings per share	0.03	0.08	0.05	0.03
Diluted earnings per share	0.03	0.08	0.05	0.03
Dividends declared per share	0.01	0.01	0.01	0.01
Stock price range
High	3.30	6.70	4.47	4.50
Low	2.50	2.50	3.46	3.33

2009
Total interest income	$5,823	$5,580	$5,655	$5,283
Total interest expense	2,782	2,530	2,345	1,995
Net interest income	3,041	3,050	3,310	3,288
Provision for loan losses	338	615	320	907
Net income (loss)	(113)	(466)	187	128
Securities gains (losses) - net	107	(5)	793	785
Basic earnings (loss) per share	(0.04)	(0.15)	0.06	0.04
Diluted earnings (loss) per share	(0.04)	(0.15)	0.06	0.04
Dividends declared per share	0.04	0.04	0.01	0.01
Stock price range
High	5.99	4.42	4.32	3.61
Low	2.19	2.50	3.10	2.39

Significant activity in the fourth quarter of 2010

The two primary factors impacting net income for the quarter were a larger provision for loan losses related to management’s continuing evaluation regarding the adequacy of the allowance for loan losses considering the current economic environment, and other costs associated with non-performing assets.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Bank (the “Bank”).  The Company is subject to regulation and supervision by the Federal Reserve Bank.  The Bank began banking operations in 1890.  In June 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB.  In July 2006, the Bank closed its Trust Department and adopted the name “Americana Bank, SB.”  On June 1, 2009, the Bank converted to an Indiana commercial bank and adopted its present name, “Americana Bank.”  The charter conversion did not involve any significant financial or regulatory changes and did not affect the Bank’s current activities.  The Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”).  Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

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

Financial Challenges  and Expansion in Recent Years

The Bank’s Indianapolis metropolitan market retail expansion strategy was advanced with the opening of two new banking centers in the last quarter of 2008, one in Fishers and the second in West Carmel.  Another banking center  located in Westfield opened in May of 2009 as scheduled, but plans for the construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008 were put on hold until it is determined that the economy and other conditions warrant the required investment.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery moved slowly in 2009 and through all of 2010.  The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Executive Overview of  2010

The Company recorded net income of $553,000, or $0.19 per share, for 2010, which followed a net loss of $264,000, or $(0.09) per share, for 2009.  The results for 2010 compared to 2009 reflected an improvement in net interest income, but the Bank continued to be negatively impacted by high credit costs related to weak economic conditions.  Following is additional summary information for the year:

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share, or $0.04 per share for the year.

•	The Company’s tangible common equity ratio at December 31, 2010 was 7.48%.

•
At December 31, 2010, the Bank’s tier 1 leverage ratio was 8.93%, the tier 1 risk-based capital ratio was 11.86%, and the total risk-based capital ratio was 13.11%.  All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the Board resolution addressed below.

•
A $566,000, or 4.4% increase for 2010 in net interest income an a fully tax-equivalent basis was achieved with lower average earnings assets, as the net interest margin of 3.63% represented a 55 basis point improvement over 2009.

o
Average interest assets were reduced by $47.8 million, or 11.4%, through balance sheet restructuring strategies initiated in the last half of 2009 that were designed to increase the Bank’s regulatory capital ratios.

o	The net interest margin improvement resulted mostly from a significant reduction in the Bank’s average cost of deposits.

•
Due to a continuing elevated level of charge-offs and non-performing loans, the Bank recorded a $1.9 million provision for loan losses in 2010, which represented a $247,000 decrease from 2009, and was related primarily to the weak economic environment.

o	Total nonperforming loans of $11.2 million, or 3.55% of total loans at December 31, 2010, represented a $2.2 million increase from $9.0 million, or 2.78% of total loans at December 31, 2009.

o	The allowance for loan losses of $4.2 million, or 1.33% of total loans at December 31, 2010, represented a $207,000 increase over $4.0 million, or 1.23% of total loans at December 31, 2009.

•
Other income of $5.6 million for 2010 was $114,000 greater than the total of $5.5 million for the prior year.  2009 benefited from $1.7 million in gains on sales of investment securities, $1.4 million more than the $303,000 total for 2010, while 2010 benefited from a $560,000 gain from a bulk sale of seasoned residential mortgage loans, and a $725,000 reduction in net losses on other real estate owned (“OREO”) and other repossessed assets from $1.1 million for 2009 to $360,000 for 2010.

•
Although OREO expense of $954,000 for 2010 was $419,000 higher than the total for 2009, expense reductions in all but one other category allowed the Company to reduce total other expense by $302,000 from $17.1 million in 2009 to $16.8 million in 2010.

•
The income tax benefit of $242,000 with pre-tax income of $311,000 for 2010 was related primarily to a significant amount of tax-exempt income from bank-owned life insurance and tax-exempt interest from municipal securities and loans.

Balance sheet restructuring strategies initiated during the second half of 2009 and continued in 2010 contributed to a $11.9 million, or 2.7%, decrease in the Company’s total assets from $441.6 million at December 31, 2009 to $429.7 million at December 31, 2010:

•
Net loans receivable were $312.7 million at December 31, 2010, down $8.8 million, or 2.7%, from $321.5 million at the end of 2009,as commercial loan demand remained weak and the Bank sold some of its new production fixed-rate residential products in the secondary market, as well completing a 10.9 million bulk sale of seasoned single-family mortgage loans.

o	The 5.84% average yield on the loan portfolio for 2010 was a 5 basis points improvement over 5.79% for 2009, which had represented a decline of 58 basis points from the 2008 average yield of 6.37%.

o	As a matter of policy, the Company has not originated or purchased sub-prime loans.

•
OREO at December 31, 2010 of $9.1 million was $3.6 million higher than the total for the prior year end.  The increase was due primarily to the second quarter migration of a $3.4 million commercial real estate credit from the non-performing loan classification.

•
The $38.6 million investment securities portfolio at December 31, 2010 represented a $2.8 million increase for the year, with 90.1% of the portfolio consisting of Ginnie Mae or GSE mortgage-backed securities.  The Bank continues to sell municipal securities as part of its overall income tax strategy. As of December 31, 2010, the Company did not own Fannie Mae or Freddie Mac preferred stock, and did not own private-label mortgage-backed securities.

•
The decline in total deposits of $403,000 to $338.0 million at December 31, 2010 from $338.4 million a year earlier was minimized by the December addition of $10.4 million of brokered certificates of deposit.  Non-maturity deposits increased $9.7 million during 2010, of which $7.4 million represented growth in checking account balances that resulted primarily from the Bank’s increased focus on sales activities coupled with its banking center expansion strategy.  Non-brokered certificates of deposit decreased $20.4 million, mostly a result of Bank pricing strategies that were designed to not pursue the retention of the more rate sensitive non-core deposits.

o	The Bank achieved a 45 basis point reduction in the weighted average cost of total deposits to 1.05% at December 31, 2010 from 1.50% at the end of 2009.

•
Due primarily to the Bank’s fourth quarter decision to use brokered certificates of deposit as an alternative to new Federal Home Loan Bank advances, total borrowings were reduced by $12.4 million in 2010.  Compared to Federal Home Loan Bank advances, brokered certificates of deposit were found to be less costly at the time and they do not require collateralization.

Regulatory Action

               On December 17, 2009, following an off-site review by the Federal Reserve Bank of Chicago, the Board of Directors of the Company adopted a resolution agreeing to, among other things, seek and obtain the approval of the Federal Reserve Bank at least thirty days before taking any of the following actions:

•	The payment of corporate dividends;

•	The payment of interest on trust preferred securities beginning after the interest payment due December 15, 2009;

•	Any increase in debt or issuance of trust preferred obligations; and

•	The redemption of Company stock.

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

Strategic Summary

The current economic downturn has created a challenging operating environment for all businesses, and, in particular, the financial services industry. Management continues its focus on maintaining and improving overall credit quality, liquidity and capital. Earnings pressure is expected to continue as the deterioration in credit quality resulting from the weak economy is likely to continue.  Competition for deposits continues to be strong, although the low interest rate environment and disciplined pricing has allowed the Bank to significantly reduce its cost of deposits while experiencing a lower reduction of yield on interest-earning assets, resulting in an improvement in the Company’s interest rate spread and net interest income. Management is also focused on reducing noninterest expense through aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

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

To meet these long-term goals, we have undertaken the following strategies:

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

Increase Market Share in Existing Markets and Expand into New Markets.    We believe there is significant opportunity to increase our products per household with existing customers and attract new customers in our existing and new markets.  Further, we believe there are opportunities to gain market share in new markets and have developed an expansion strategy to accomplish this.  As part of our expansion strategy, the Company opened three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis. The new offices in Fishers, Carmel, and Westfield opened in October 2008, December 2008 and May 2009, respectively.  In addition, the Company purchased a site in Plainfield, which will enhance our presence on the west side of Indianapolis and our existing office in Avon. Plans to begin construction of the Plainfield office have been put on hold until it is determined that the economy and other conditions warrant the required investment.  Until economic conditions improve, the Bank will not continue the strategy of acquiring additional locations for development of full-service banking centers to increase our footprint in Marion County and surrounding Indianapolis metropolitan area and to boost our visibility in this market.

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

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio.  The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience.  The allowance recorded for noncommercial loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences and historical losses, adjusted for current trends, for each loan category or group of loans.  The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio.  This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends.  Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, nonhomogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors.  The Company estimates a range of inherent losses related to the existence of these exposures.  The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Valuation Measurements.  Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.  Investment securities and residential mortgage loans held for sale are carried at fair value, as defined by FASB fair value guidance, which requires key judgments affecting how fair value for such assets and liabilities is determined.  In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets.  To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors.  The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At December 31, 2010 and December 31, 2009, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets.  Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2010.

FINANCIAL CONDITION

Total assets decreased $11.9 million, or 2.7%, to $429.7 million at December 31, 2010 from $441.6 million at December 31, 2009 primarily due to weak commercial loan demand resulting in a reduction in the Bank’s loan portfolio, and also due to efforts to reduce the size of the balance sheet to meet regulatory capital requirements.

Cash and Cash Equivalents

Cash and cash equivalents decreased $7.9 million to $11.7 million at December 31, 2010 from $19.6 million at December 31, 2009.  Cash on hand and in other institutions decreased $2.6 million, or 41.5%, to $3.7 million at December 31, 2010.  This change was primarily due to a $2.6 million decrease in our book balance for the noninterest-earning piece of our Federal Reserve Bank account, which represents electronic deposits not yet credited.  Interest-bearing deposits decreased $5.2 million, or 39.3%, to $8.1 million at December 31, 2010, with the totals for both year end dates consisting predominantly of balances with the Federal Reserve Bank of Chicago.

Securities

Investment securities available for sale increased 7.7% to $38.6 million at December 31, 2010 from $35.8 million at December 31, 2009.  The increase was due primarily to purchases of mortgage-backed securities that exceeded the total for sales of municipal securities, and sales and principal repayments on mortgage-backed securities during 2010.  Municipal securities decreased to $2.2 million through total sales of $1.2 million that were designed primarily to support the Bank’s income tax strategies.  Mortgage-backed securities purchases of $18.9 million, partially offset by principal repayments and sales, resulted in an increase in the total fair value of Ginnie Mae and GSE mortgage-backed pass-through securities of $4.4 million to $29.4 million at December 31, 2010.

All mortgage-backed securities at December 31, 2010 are insured by either Ginnie Mae, Fannie Mae or Freddie Mac.  At December 31, 2010, all investments remained classified as available for sale.  All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings.  There were no other than temporarily impaired investment securities as of December 31, 2010.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2010	2009	$ Change	% Change
December 31:
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$24,992	$4,444	17.78%
Ginnie Mae collateralized mortgage obligations	5,341	5,820	(479)	(8.23)%
Municipal securities	2,164	3,431	(1,267)	(36.93)%
Mutual funds	1,667	1,598	69	4.32%
Totals	$38,608	$35,841	$2,767	7.72%

The following table identifies the percentage composition of the investment securities:

	2010	2009	2008
December 31:
Ginnie Mae and GSE mortgage-backed pass-through securities	76.3%	69.7%	73.4%
Ginnie Mae collateralized mortgage obligations	13.8	16.2	—
Municipal securities	5.6	9.6	24.6
Mutual funds	4.3	4.5	2.0
Totals	100.0%	100.0%	100.0%

See Note 3 to the Consolidated Financial Statement for more information on investment securities.

Loans

Net loans receivable totaled $312.7 million at December 31, 2010, a decrease of $8.8 million, or 2.7%, from $321.5 million at December 31, 2009.  The lack of portfolio growth was due primarily to the impact of the weak economy on commercial loan demand, coupled with management’s decision to sell a significant portion of  new single-family mortgage loans, in addition to a bulk sale of seasoned mortgage portfolio loans, in the secondary market.

Residential real estate loans increased $6.2 million to $167.2 million at December 31, 2010, from $161.0 million at December 31, 2009.  New production involved  a mix of owner-occupied single-family and investment property loans, as well as a blend of products that included both fixed-rate and variable-rate pricing.  During 2010, the Bank originated $50.0 million in residential real estate loans, including home equity loans, and sold $17.0 million into the secondary market.

Commercial real estate loans decreased $9.6 million, or 9.2%, to $94.6 million at December 31, 2010, from $104.2 million at December 31, 2009.  Commercial loans and leases decreased $1.2 million to $22.4 million at December 31, 2010 from $23.6 million at December 31, 2009.  The overall decline in these two categories of commercial loans for 2010 was reflective of weak demand related to the impact of economic conditions on the balance sheets of potential borrowers.  Commercial real estate and other commercial loans added in 2010 totaled $18.2 million, with $18.2 million in originations and no purchases.

The Bank’s construction loans, which consist primarily of commercial properties, decreased $4.1 million to $26.8 million during 2010, primarily as a result of a reduced emphasis on this product by the Bank that was due mostly to considerations related to the state of the economy.  Construction loan originations in 2010 totaled $8.6 million.

On December 31, 2010, the Bank had $2.7 million in loans to local municipalities, compared to $2.8 million at December 31, 2009.  Municipal loans are usually added through a competitive bid process.  New municipal loans totaled $155,000 for 2010.

Consumer loans declined $60,000 to $3.9 million at December 31, 2010 from $4.0 million at December 31, 2009.  This decrease reflected the impact of the economy on the Bank’s lending growth objectives. The Bank originated $2.4 million of consumer loans in 2010.

New loan volume in 2010 totaled $79.4 million, compared to $118.4 million in 2009.  New residential loans, including $3.0 million of construction loans, decreased to $53.0 million in 2010 from $70.2 million in 2009.  Commercial loan, commercial real estate, commercial construction and municipal loan additions in 2010 totaled $24.0 million compared to $46.0 million in 2009.  New consumer loans totaled $2.4 million in 2010 compared to $2.2 million in 2009.

We generally retain loan servicing on loans sold.  Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $116.2 million at December 31, 2010 compared to $115.5 million at December 31, 2009.  The increase was due primarily to sales of refinanced mortgages  that resulted from the low interest rate environment for residential mortgages in 2010. Loans sold that we service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans increased $2.2 million to $11.2 million at December 31, 2010 from $9.0 million at December 31, 2009.  The increase was primarily due to four credits totaling $4.0 million that included a $1.3 million commercial development loan, a $1.1 million residential condominium construction loan, and two loans totaling $1.6 million on section 42 low income housing tax credit properties.

We recorded net charge-offs of $1.7 million in 2010, compared to net charge-offs of $1.2 million in 2009.  Total charge-offs were $2.0 million and $1.2 million in 2010 and 2009, respectively.  Total recoveries in 2010 were $244,000 while total recoveries were $64,000 in 2009.

The allowance for loan losses as a percent of loans was 1.33% at December 31, 2010 and 1.23% at December 31, 2009.  Although there was a significant increase in nonperforming loans in the Bank’s loan portfolio during 2010 due primarily to the continuing weak economy, as a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2010.

Premises and Equipment

Premises and equipment of $14.7 million at December 31, 2010 represented a $772,000 decrease from $15.5 million at December 31, 2009.  The net decrease was a result of $1.0 million of depreciation exceeding net capital expenditures of $238,000 during the period.

Stock in Federal Home Loan Bank

             The $528,000 decrease in Federal Home Loan Bank stock to $5.1 million at December 31, 2010 was the result of a stock repurchase program initiated by the Federal Home Loan Bank in 2010.

Goodwill

             Goodwill of $649,000 at December 31, 2010 was unchanged from December 31, 2009.  $457,000 of the goodwill relates to deposits associated with a banking center acquired on February 27, 1998, and $192,000 is the result of two separate acquisitions of insurance businesses.  The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill, and a fair value of the two insurance agency books of business purchased that exceeds the associated goodwill.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $25.4 million and $24.5 million, respectively, at December 31, 2010 and 2009.  The majority of these policies were purchased in 1999.  Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program.  The nontaxable increase in cash surrender value of life insurance was $875,000 in 2010, compared to $869,000 in 2009.

Other Real Estate Owned

               Other real estate owned of $9.1 million at December 31, 2010, represented an increase of $3.6 million from December 31, 2009, with 23 properties added and 23 sales during the year.  The increase was due primarily to the second quarter migration of a $3.4 million commercial real estate credit from the non-performing loan classification that represented a retail center and two adjacent lots located in Fortville, Indiana.

Other Assets

              Other assets were $11.5 million at December 31, 2010, compared to $12.2 million at December 31, 2009.  The net reduction of $682,000 was primarily the result of a $719,000 decrease in prepaid FDIC insurance premiums, a $354,000 decrease in accrued interest and dividends receivable on loans, investment securities and FHLB stock, and a $211,000 decrease in receivables from customers for loan related expenses, offset in part by a $671,000 increase in the daily receivable related to the Bank’s sweep investment product.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
December 31,	2010	2009	$ Change	% Change
Noninterest-bearing deposits	$34,769	$29,531	$5,238	17.74%
Savings deposits	28,836	24,522	4,314	17.59
NOW deposits	77,012	74,851	2,161	2.89
Money market deposits	24,551	26,584	(2,033)	(7.65)
Certificates $100,000 and more	44,481	52,515	(8,034)	(15.30)
Brokered Certificates	10,363	—	10,363	—
Other certificates	117,966	130,378	(12,412)	(9.52)
Totals	$337,978	$338,381	$(403)	(0.12)%

Nonmaturity deposits increased $9.7 million, or 6.2%, to $165.2 million at December 31, 2010 from $155.5 million at December 31, 2009.  $7.4 million of the 2010 increase related to checking accounts, noninterest-bearing and interest-bearing, net of a $1.2 million decrease in public funds checking balances.  The growth in retail nonmaturity deposits resulted primarily from the Bank’s increased focus on sales activities coupled with its banking center expansion strategy, and the reaction of individuals to market conditions related to the depressed economic environment.

 Non-brokered certificates of deposit decreased $20.4 million, due in part to certain customers transferring their funds to non-maturity products, but mostly a result of Bank strategies that were designed to not pursue the retention of the more rate sensitive non-core deposits.

$10.4 million in brokered certificates of deposit were added in December of 2010, as they were found to be more attractive than other wholesale funding alternatives with regard to cost and collateral considerations.  These certificates have a weighted average original term of 16.7 months and a weighted average all-in cost (interest rate plus broker fee) of 0.74%.  $5.1 million of these certificate accounts have original terms of 21 to 24 months, but the agreements provide the Bank with a call option that becomes effective after six months.

Borrowings

Borrowings decreased $12.4 million to $51.8 million at December 31, 2010 from $64.2 million at December 31, 2009, due primarily to the Bank’s fourth quarter decision to use brokered certificates of deposit as an alternative to new Federal Home Loan Bank advances.  At December 31, 2010, our borrowings consisted of FHLB advances totaling $34.0 million, one $7.5 million repurchase agreement, and subordinated debentures of $10.3 million.  The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets.  Yields are calculated on a tax-equivalent basis.  The tax-equivalent adjustment was $100,000, $256,000 and $537,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008

Weighted Average Yield:

Loans	5.84%	5.79%	6.37%
Mortgage-backed pass through and collateralized mortgage obligations	3.83	4.70	5.04
Securities – taxable	3.67	4.15	5.42
Securities – tax-exempt	5.72	5.89	5.66
Other interest-earning assets	0.72	0.83	2.92
All interest-earning assets	5.40	5.38	6.03
Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	0.39	0.68	1.31
Certificates of deposit	2.12	2.84	3.63
Federal Home Loan Bank advances, repurchase agreement and subordinated debentures	4.01	4.11	4.21
All interest-bearing liabilities	1.83	2.38	3.07
Interest Rate Spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	3.57	3.00	2.96
Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.63	3.08	3.08

	At December 31,
	2010	2009	2008

Weighted Average Interest Rates:

Loans	5.75%	5.91%	5.99%
Mortgage-backed pass through and collateralized mortgage obligations	3.01	4.35	5.10
Securities – taxable	3.05	3.61	4.10
Securities – tax-exempt	5.94	6.00	5.72
Other earning assets	0.93	0.77	2.29
Total interest-earning assets	5.31	5.52	5.76
Demand deposits, money market deposit accounts, and savings	0.38	0.45	0.66
Certificates of deposit	1.77	2.46	3.28
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures	3.92	3.97	4.19
Total interest-bearing liabilities	1.57	2.04	2.67
Interest rate spread	3.74	3.48	3.09

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume).  For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume.  No material amounts of loan fees or out-of-period interest are included in the table.  Nonaccrual loans were not excluded in the calculations.  The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans.  The tax equivalent adjustment was $100,000, $256,000 and $537,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$(1,072)	$157	$(915)	$1,550	$(1,939)	$(389)
Mortgage-backed securities	(773)	(275)	(1,048)	163	(165)	(2)
Securities – taxable	(54)	(9)	(63)	(118)	(41)	(159)
Securities – tax-exempt	(422)	(4)	(426)	(718)	23	(695)
Other interest-earning assets	(42)	(18)	(60)	217	(493)	(276)
Total interest-earning assets	(2,363)	(149)	(2,512)	1,094	(2,615)	(1,521)
Interest expense:
Demand deposits and savings	(41)	(355)	(396)	220	(838)	(618)
Certificates of deposits	(572)	(1,253)	(1,825)	532	(1,537)	(1,005)
FHLB advances, repurchase agreement, note payable, and subordinated debentures	(798)	(59)	(857)	(433)	(80)	(513)
Total interest-bearing liabilities	$(1,411)	$(1,667)	$(3,078)	$319	$(2,455)	$(2,136)
Change in net interest income	$(952)	$1, 518	$566	$775	$(160)	$615

Drafts Payable

                Drafts payable of $1.6 million at December 31, 2010 represented an increase of $674,000 from $920,000 at December 31, 2009.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Other Liabilities

                Other liabilities decreased $478,000 to $5.0 million at December 31, 2010, primarily due to a $302,000 decrease in interest payable on deposit and borrowings.

Shareholders’ Equity

Total shareholders’ equity of $33.3 million at December 31, 2010 was $676,000 higher than the total at December 31, 2009.  This increase resulted primarily from $553,000 in net income and a $240,000 increase in the accumulated other comprehensive income component of equity, partially offset by $120,000 in dividends to shareholders.

RESULTS OF OPERATIONS

2010 Compared to 2009

Net income

The Company recorded net income of $553,000 for 2010, or $0.19 per diluted share, compared to a net loss of $264,000, or $(0.09) per diluted share, for 2009.  This increase of $817,000 resulted primarily from a significant improvement in net interest income for 2010.  The following is a summary of changes in the components of net income for 2010 compared to 2009:

•
The Company produced a $722,000, or 5.7%, increase in net interest income, despite an 11.4% decrease in average interest-earning assets that resulted primarily from balance sheet restructuring strategies initiated in the second half of 2009.

•	A provision for loan losses of $1.9 million was recorded during 2010, compared to $2.2 million for the same period of 2009, a decrease of $247,000.

•	Other income for 2010 was $5.6 million, a $114,000 increase over the $5.5 million recorded for 2009.

•	$16.8 million in other expense for 2010 represented a $302,000, or 1.8%, reduction from the 2009 total of $17.1 million.

•
The income tax benefit of $242,000 for 2010 resulted primarily from approximately $1.1 million of tax-exempt income from bank owned life insurance, municipal securities and municipal loans.   The income tax benefit of $810,000 for 2009 resulted from the pre-tax loss of $1.1 million coupled with the significant amount of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans.

For a quarterly breakdown of earnings, see Note 18 to the Consolidated Financial Statements.

Net Interest Income

We derive the majority of our income from net interest income.  The following table shows a breakdown of net interest income on a tax-equivalent basis for 2010 compared to 2009.  The tax equivalent adjustment was $100,000 and $256,000 for the years ended December 31, 2010 and 2009, respectively, based on a tax rate of 34%.

(Dollars in thousands)
Years ended December 31,	2010		2009
	Interest	Yield/Rate	Interest	Yield/Rate	Change

Interest and fees on loans	$18,519	5.84%	$19,434	5.79%	$(915)
Other interest income	1,566	2.85	3,163	3.74	(1,597)
Total interest income	20,085	5.40	22,597	5.38	(2,512)
Interest on deposits	4,185	1.40	6,406	1.96	(2,221)
Interest on borrowings	2,389	4.01	3,246	4.11	(857)
Total interest expense	6,574	1.83	9,652	2.38	(3,078)
Net interest income	$13,511		$12,945		$566
Net interest spread		3.57%		3.00%
Net interest margin		3.63%		3.08%

The growth in net interest income, as shown in the table above, was accomplished with lower average interest-earning assets, as the Bank benefited from certain market conditions in 2010 that allowed it to decrease its cost of funds, primarily through the repricing of deposit accounts in a relatively stable low interest rate environment.  Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets.  For a discussion on interest rate risk see “Interest Rate Risk.”

The Company’s net interest margin on a fully-tax equivalent basis increased 55 basis points to 3.63% for 2010 from 3.08% for 2009.

Tax-exempt interest for 2010 was $222,000 compared to $514,000 for 2009.  Tax-exempt interest is primarily from bank-qualified municipal securities and municipal loans.  Total interest income on a tax-equivalent basis of $20.1 million for 2010 represented a decrease of $2.5 million compared to $22.6 million for 2009.  This reduction resulted primarily from a decrease in average interest-earning assets related to the Bank’s balance sheet restructuring strategies.  Total interest expense for 2010 decreased $3.1 million compared to 2009, as the Bank took advantage of market opportunities to reprice and sharply reduce its cost of interest-bearing deposits, and reduced total borrowings, also as part of its balance sheet restructuring strategy.  For further information, see “– Financial Condition – Rate/Volume Analysis.”

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

We had a provision for loan losses of $1.9 million for 2010 compared to a provision of $2.2 million for 2009.  The provisions for both 2010 and 2009 reflected the increase in nonperforming loans and elevated level of  charge-offs, and the increasing pressure of current economic conditions on credit quality.   The allowance to total loans ratio was 1.33% at December 31, 2010, compared to 1.23% at December 31, 2009.

Other Income

The $114,000 increase in total other income to $5.6 million in 2010, compared to $5.5 million for 2009, resulted primarily from the net of the following changes:

•
A $147,000, or 7.9%, increase in fees and service charges from deposit account relationships, including a $121,000 increase in debit card fees, that reflected the Bank’s success in growing retail checking accounts;

•	A $115,000 increase in commissions earned on insurance and brokerage sales that resulted primarily from the July 1, 2009 purchase of a local insurance business;

•
A $515,000 increase in gains on sales of loans and servicing rights, due primarily to the second quarter $560,000 gain from the $10.9 million bulk sale of seasoned performing residential mortgage loans;

•	A $725,000 decrease in net losses from sales and write-downs of OREO and other repossessed assets, from $1.1 million for 2009 to $360,000 for 2010;

•
A $226,000 increase in OREO income related primarily to additional rental income received on a foreclosed  apartment complex which was recently upgraded and strategically marketed, coupled with rental income from a commercial retail property acquired through foreclosure in the second quarter of 2010; reduced in part by

•	An $80,000 increase in the loss from a limited partnership investment in real estate qualifying for federal tax credits, from $62,000 for 2009 to $142,000 for 2010;

•	A $192,000 gain from the liquidation of a minority interest in Family Financial, an unconsolidated investment that focused on credit-related insurance products that occurred in 2009; and

•
Net gains on sales of available-for-sale securities declining $1.4 million from $1.7 million for 2009 from $58.6 million in sales to $303,000 for 2010 from $9.8 million in sales.  The 2009 sales related mostly to the balance sheet restructuring strategies implemented in the second half of the year.

Other Expense

            The Company recorded a $302,000 decrease in total other expense to $16.8 million for 2010, compared to $17.1 million for 2009, due primarily to the following major differences:

•
A decrease of $92,000, or 1.0%, in salaries and employee benefits that was due mostly to a $213,000 reduction in salaries and payroll taxes, as the benefit from the elimination of positions through attrition exceeded additional salary costs associated with a new banking center and normal annual salary increases for employees.  Health insurance costs for 2010 decreased by $66,000, but the Company incurred a $172,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan.    In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2010;

•
Net occupancy expense for 2010 decreased $46,000 from 2009, due primarily to a $93,000 decrease in real estate taxes that was primarily the result of successful challenges of prior years’ assessments, in addition to lower tax assessments for the current year.  The decrease in real estate tax expense was offset in part by a $52,000 increase in office building rent that was related primarily to a full year of rent for the newest banking center, compared to a partial year of rent expense in 2009;

•	A decrease of $49,000 for furniture and equipment expense that resulted from several cost reduction decisions;

•
A decrease of $61,000 in legal and professional fees from $623,000 for 2009 to $562,000 for 2010, that was due primarily to a $68,000 reduction from $114,000 to $45,000 in legal fees and professional fees at the holding company;

•
A $90,000 decrease in FDIC insurance premiums and assessments that was related primarily to the industry-wide special assessment that resulted in a $225,000 expense in 2009, which was partly offset by higher total net premiums in 2010 due to industry-wide increases and the exhaustion of the one-time credit in 2009;

•	A $45,000 decrease in the printing and office supplies expense that resulted primarily from several cost reduction decisions;

•	A $183,000 reduction in marketing expense that reflected an expense reduction initiative implemented by Bank management in the second half of 2009; and

•
A $166,000 reduction in other that resulted primarily from the $292,000 expense reversal related to the elimination of a directors’ post-retirement benefit plan, reduced by $101,000 in loan expense resulting from the write-off of receivables from loan customers that represented advances for taxes and various other items.  The receivables were deemed to be uncollectible based on current information.

 The decreases above were offset in part by:

•
Other real estate owned expense of $954,000 for 2010 that represented a $419,000 increase over the total for 2009, and was related primarily to the larger average size of the portfolio of properties.  The total for 2010 included operating expenses on the foreclosed apartment complex and the commercial retail property that together provided $479,000 of rental income.

Income Tax Expense

We recorded an income tax benefit of $242,000 on pre-tax income of $311,000 for 2010, compared to an income tax benefit of $810,000 on a $1.1 million pre-tax loss for 2009.  Both years had a significant amount of tax-exempt BOLI income, and tax-exempt income from municipal loans and municipal securities.

•
We have a deferred state tax asset of $1.6 million that is primarily the result of operating losses sustained since 2003 for state tax purposes.  We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009.  Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset.  The valuation allowance was $879,000 at December 31, 2010.

•
The Company had a deferred federal tax asset of $4.3 million at December 31, 2010, that was composed of $2.1 million of tax benefit from a net operating loss carryforward of $6.2 million, $1.2 million related to temporary differences between book and tax income, and $1.0 million in tax credits.  The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023.  Included in the $1.0 million of tax credits available to offset future federal income tax are approximately $303,000 of alternative minimum tax credits which have no expiration date.  Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

•
The Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset.  Through a series of sales of tax-exempt municipal securities, that segment of the investment  portfolio has already been reduced by $32.3 million, or 93.6%, from $34.5 million at December 31, 2006 to $2.2 million at December 31, 2010.  The proceeds from these sales have been reinvested in taxable financial instruments.  The Bank is pursuing a sale/leaseback transaction that is expected to result in a material taxable gain on its office properties, and also allow the Bank to convert nonearning assets to earnings assets that will produce taxable income.  Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies, that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield.  Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses are also being considered by the Bank.

•
The effective tax rate was (77.8)% in 2010, which resulted from $311,000 in pre-tax income coupled with a $242,000 income tax benefit, compared to an effective tax rate of 75.4% for 2009 that resulted from a $1.1 million loss before income taxes and a $781,000 income tax benefit.  The primary difference in the effective tax rate and the statutory tax rates in both 2010 and 2009 relates to cash value of life insurance, municipal loans and municipal securities income.

See Note 9 to the Consolidated Financial Statements for more information relating to income taxes.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders, and the payment of interest on its subordinated debentures.  At times, the Company has repurchased its stock.  Substantially all of the Company’s operating cash is obtained from subsidiary service fees and dividends.  Payment of such dividends to the Company by the Bank is limited under Indiana law.  Additionally, as part of a resolution adopted by the Board of Directors of the Bank on July 26, 2010, the Bank cannot declare or pay any dividends without the prior written consent of the FDIC and the Indiana Department of Financial Institutions.  See “—Regulatory Action.”  The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

At December 31, 2010, we had $6.1 million in loan commitments outstanding and $50.5 million of additional commitments for line of credit receivables.

Certificates of deposit due within one year of December 31, 2010 totaled $98.8 million, or 29.2% of total deposits.  If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2011.  However, based on past experiences we believe that a significant portion of the certificates of deposit will remain.  We have the ability to attract and retain deposits by adjusting the interest rates offered.  We held $10.4 million of brokered CDs at  December 31, 2010, and none at  December 31, 2009.

Our primary investing activities are the origination of loans and purchase of securities.  In 2010, our loan originations totaled $79.4 million.  We did not purchase any loans from brokers or other financial institutions in 2010.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances.  Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Deposit account balances decreased by $403,000 in 2010.  We had FHLB advances of $34.0 million and $46.4 million at December 31, 2010 and 2009, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure.  The Company is also subject to similar capital requirements set by the Federal Reserve Bank.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

              ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note G - Disclosures About Fair Value of Assets and Liabilities.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no material effect to the Company’s financial statement disclosure upon adoption of this ASU.

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

              FASB ASU 2010-18 - Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset:  This Update clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The Company has adopted ASU 2010-18, but does not anticipate that its adoption will have a material impact on its financial statements.

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

              For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The impact of ASU 2010-20 on our disclosures is reflected in the Loan footnote.

              ASU No. 2011-01:  The amendments in ASU No. 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

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

                Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Ameriana Bancorp
New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 31, 2011

Ameriana Bancorp
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2010	2009
Assets
Cash on hand and in other institutions	$3,673	$6,283
Interest-bearing demand deposits	8,074	13,305
Cash and cash equivalents	11,747	19,588
Investment securities available for sale	38,608	35,841
Loans held for sale	91	537
Loans, net of allowance for loan losses of $4,212 and $4,005	312,715	321,544
Premises and equipment	14,736	15,508
Stock in Federal Home Loan Bank	5,101	5,629
Goodwill	649	649
Cash value of life insurance	25,413	24,538
Other real estate owned	9,067	5,517
Other assets	11,530	12,212
Total assets	$429,657	$441,563

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$34,769	$29,531
Interest-bearing	303,209	308,850
Total deposits	337,978	338,381
Borrowings	51,810	64,185
Drafts payable	1,594	920
Other liabilities	5,024	5,502
Total liabilities	396,406	408,988
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,048	1,045
Retained earnings	31,849	31,416
Accumulated other comprehensive (loss) income	138	(102)
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	33,251	32,575
Total liabilities and shareholders’ equity	$429,657	$441,563

See notes to consolidated financial statements

Ameriana Bancorp
Consolidated Statements of Operations
(in thousands, except share data)

	Year Ended December 31,
	2010	2009
Interest Income
Interest and fees on loans	$18,465	$19,373
Interest on mortgage-backed securities	1,210	2,258
Interest on investment securities	173	513
Other interest and dividend income	137	197
Total interest income	19,985	22,341
Interest Expense
Interest on deposits	4,185	6,406
Interest on borrowings	2,389	3,246
Total interest expense	6,574	9,652
Net Interest Income	13,411	12,689
Provision for loan losses	1,933	2,180
Net Interest Income After Provision for Loan Losses	11,478	10,509
Other Income
Other fees and service charges	2,007	1,860
Brokerage and insurance commissions	1,372	1,257
Net realized and recognized gains on available-for-sale securities	303	1,680
Gains on sales of loans and servicing rights	923	408
Net loss from sales and write-downs of other real estate owned	(359)	(928)
Net loss on other repossessed assets	(1)	(157)
Other real estate owned rental income	499	273
Increase in cash value of life insurance	875	869
Loss from limited partnership investment in real estate qualifying for federal tax credits	(142)	(62)
Gain on liquidation of minority interest in unconsolidated investment	—	192
Other	173	144
Total other income	5,650	5,536
Other Expense
Salaries and employee benefits	9,238	9,330
Net occupancy expense	1,534	1,580
Furniture and equipment expense	856	905
Legal and professional fees	562	623
FDIC insurance premiums and assessments	754	844
Data processing expense	758	747
Printing and office supplies	256	301
Marketing expense	370	553
Other real estate owned expense	954	535
Other	1,535	1,701
Total other expense	16,817	17,119
Income (Loss) Before Income Taxes	311	(1,074)
Income tax benefit	242	810
Net Income (Loss)	$553	$(264)
Basic and Diluted Earnings (Loss) Per Share	$0.19	$(0.09)

See notes to consolidated financial statements.

Ameriana Bancorp
Consolidated Statements of Shareholders’ Equity
(in thousands, except per share data)

				Accumulated
	Common Stock	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2008	$3,214	$1,044	$31,979	$537	$(2,998)	$33,776
Net loss			(264)			(264)
Change of $1,052 from unrealized gain to unrealized loss on available-for-sale securities, net of income tax benefit of $413				(639)		(639)
Comprehensive loss						(903)
Share-based compensation		1				1
Dividends declared ($0.10 per share)			(299)			(299)
Balance at December 31, 2009	3,214	1,045	31,416	(102)	(2,998)	32,575
Net Income			553			553
Change of $379 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $139				240		240
Comprehensive income						793
Share-based compensation		3				3
Dividends declared ($0.04 per share)			(120)			(120)
Balance at December 31, 2010	$3,214	$1,048	$31,849	$138	$(2,998)	$33,251

See notes to consolidated financial statements.

Ameriana Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009
Operating Activities
Net income (loss)	$553	$(264)
Items not requiring (providing) cash
Provision for losses on loans	1,933	2,180
Depreciation and amortization	1,213	1,072
Increase in cash value of life insurance	(875)	(869)
Gain on sale of investments	(303)	(1,680)
Deferred taxes	(271)	(807)
Loss on sale or write-down of other real estate owned and other repossessed assets	359	1,085
Gain on liquidation of minority interest in unconsolidated investment	—	(192)
Mortgage loans originated for sale	(16,504)	(19,774)
Proceeds from sale of mortgage loans	17,125	19,394
Gains on sale of loans and servicing rights	(923)	(408)
Prepayment of FDIC insurance premiums	—	(2,740)
Decrease in accrued interest payable	(302)	(365)
Other adjustments	733	340
Net cash provided by (used in) operating activities	2,738	(3,028)
Investing Activities
Purchase of securities	(18,953)	(34,657)
Proceeds/principal from sale of securities	9,836	58,532
Principal collected on mortgage-backed securities	6,829	16,196
Net change in loans	(9,586)	(5,527)
Proceeds from sales of mortgage loans transferred to held for sale	11,436	—
Proceeds from sales of other real estate owned and other repossessed assets	1,724	1,899
Purchase of insurance business	—	(724)
Proceeds from liquidation of minority interest in unconsolidated investment	—	645
Net purchases and construction of premises and equipment	(239)	(1,580)
Proceeds from stock repurchased by Federal Home Loan Bank	528	—
Other investing activities	114	62
Net cash provided by investing activities	1,689	34,846
Financing Activities
Net change in demand and savings deposits	9,680	23,486
Net changes in brokered certificates of deposit	10,363	—
Net change in all other certificates of deposit	(20,446)	(9,511)
Increase (decrease) in drafts payable	674	(662)
Proceeds from long-term borrowings	3,000	—
Repayment of long-term borrowings	(15,375)	(33,550)
Net change in advances by borrowers for taxes and insurance	(44)	(143)
Cash dividends paid	(120)	(299)
Net cash used in financing activities	(12,268)	(20,679)
Change in Cash and Cash Equivalents	(7,841)	11,139

Ameriana Bancorp
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009
Cash and Cash Equivalents at Beginning of Year	19,588	8,449
Cash and Cash Equivalents at End of Year	$11,747	$19,588

Supplemental information:
Interest paid on deposits	$4,461	$6,697
Interest paid on borrowings	$2,414	$3,321
Non-cash supplemental information:
Transfer from loans to other real estate owned	$5,601	$4,362

See notes to consolidated financial statements.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

1.	Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary, Ameriana Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Ameriana Financial Services, Inc., and Ameriana Insurance Agency, Inc.  All significant intercompany accounts and transactions have been eliminated.  A third wholly-owned subsidiary of the Bank, Ameriana Investment Management, Inc., was liquidated by the Bank effective December 31, 2009, with all of its assets and liabilities transferred into the Bank at that time.

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2010 and 2009, cash equivalents consisted primarily of interest-bearing deposits with the Federal Reserve Bank of Chicago.

The only commercial bank holding one of the Company’s cash accounts is participating in the FDIC’s Transaction Account Guarantee Program.  Under the program, through December 31, 2010 all noninterest-bearing transaction accounts at these institutions were fully guaranteed by the FDIC for the entire amount in the account.  Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transactions accounts beginning December 31, 2010 through December 31, 2012 at all FDIC-insured institutions.

The FDIC’s insurance limit increase to $250,000 was made permanent in 2010.  At December 31, 2010, the Company’s cash accounts exceeded federally insured limits by approximately $9.4 million, with $9.4 million held by the Federal Reserve Bank of Chicago and $20,000 held by the Federal Home Loan Bank of Indianapolis, and both banks not being insured.

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

Valuation Measurements: Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued.  In determining fair values for investment securities and residential mortgage loans held for sale, fair values as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) require key judgments affecting how fair value for such assets and liabilities are determined.  In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangibles assets.  To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors.  The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation.  This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank (the “FHLB”).  The Company reviewed the FHLB stock and based on current performance of the Federal Home Loan Bank of Indianapolis, the Company determined there was no impairment of this stock at December 31, 2010.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  Management believes that as of December 31, 2010, the allowance for loan losses was adequate based on information then available.  A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and Equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets.  Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Goodwill is tested at least annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.  There was no impairment of goodwill recognized in 2010 or 2009.

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

Earnings per Share is computed by dividing net income by the weighted-average number of common shares and divided by dilutive stock options outstanding during each year.

Mortgage Servicing Rights on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement.  Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.  The Bank engages a third party consulting firm to perform a valuation analysis of the fair value of the mortgage servicing rights at least annually.  Based on the most recent valuation as of November 30, 2010, a valuation allowance of $19,000 was established.

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Reclassifications of certain amounts in the 2009 consolidated financial statements have been made to conform to the 2010 presentation.  These reclassifications had no impact on net income.

2.	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2010 was $273,000.

3.	Investment Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,210	$336	$110	$29,436
Ginnie Mae collateralized mortgage obligations	5,335	8	2	5,341
Municipal securities	2,228	12	76	2,164
Mutual funds	1,626	41	—	1,667
	$38,399	$397	$188	$38,608

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2009
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,953	$214	$175	$24,992
Ginnie Mae collateralized mortgage obligations	6,024	—	204	5,820
Municipal securities	3,461	30	60	3,431
Mutual funds	1,573	25	—	1,598
	$36,011	$269	$439	$35,841

The amortized cost and fair value of securities available for sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$325	$337
After ten years	1,903	1,827
	2,228	2,164
Ginnie Mae and GSE mortgage-backed pass-through securities	29,210	29,436
Ginnie Mae collateralized mortgage obligations	5,335	5,341
Mutual funds	1,626	1,667
	$38,399	$38,608

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at December 31, 2010 and December 31, 2009 were $9,159,000 and $18,289,000, respectively, which is approximately 23.7% and 51.0% of the Company’s investment portfolio, respectively.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009:

At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,055	$109	$51	$1	$5,106	$110
Ginnie Mae collateralized mortgage obligations	2,225	2	—	—	2,225	2
Municipal securities	1,828	76	—	—	1,828	76
	$9,108	$187	$51	$1	$9,159	$188

At December 31, 2009	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$10,394	$172	$231	$3	$10,625	$175
Ginnie Mae collateralized mortgage obligations	5,820	204	—	—	5,820	204
Municipal securities	1,844	60	—	—	1,844	60
	$18,058	$436	$231	$3	$18,289	$439

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

Collateralized mortgage obligations: The unrealized losses on the Company’s investment in collateralized mortgage obligations were caused by interest rate changes.  The contractual cash flows of those investments are guaranteed by  Ginnie Mae, a U. S. Government Agency.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010.

Municipal securities:  There were five municipal securities in the Company’s investment portfolio at December 31, 2010, and two received an investment grade from both Moody’s and Standard & Poor’s.  A third security received an investment grade from Moody’s, but was not rated by Standard & Poor’s.  Two securities were not rated by either Moody’s or Standard & Poor’s.   The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Investment securities with a total market value of $5,341,000 and $5,820,000 were pledged at December 31, 2010 and December 31, 2009, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,047,000 and $9,030,000 were pledged at December 31, 2010 and December 31, 2009, respectively, to secure a repurchase agreement.

A gross gain of $306,000 and a gross loss of $3,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2010, with a net tax expense of $103,000.  A gross gain of $1,744,000 and a gross loss of $64,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2009, with a net tax expense of $571,000.

4.	Loans

	December 31,
	2010	2009
Residential mortgage loans	$167,162	$161,035
Commercial mortgage loans	94,595	104,231
Construction mortgage loans	26,817	30,943
Municipal loans	2,718	2,781
Consumer loans	3,943	4,003
Commercial loans	22,360	23,580
	317,595	326,573
Deduct
Undisbursed loan proceeds	443	1,005
Deferred loan fees (expenses), net	225	19
Allowance for loan losses	4,212	4,005
	4,880	5,029
	$312,715	$321,544

Loans being serviced by the Company for investors, primarily Freddie Mac, totaled approximately $115,855,000 and $115,509,000 as of December 31, 2010 and 2009, respectively.  Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2010 and 2009 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates.  At December 31, 2010 and December 31, 2009, the fair value of mortgage servicing rights was approximately $689,000 and $710,000, respectively.

	Year Ended December 31,
	2010	2009
Mortgage servicing rights
Balance at beginning of year	$707	$743
Servicing rights capitalized	212	167
Amortization of servicing rights	(211)	(203)
Valuation allowance	(19)	—
Balance at end of year	$689	$707

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

At December 31, 2010 and 2009, the Company had outstanding commitments to originate loans of approximately $6,110,000 and $6,056,000. The outstanding commitments for 2010 included $3,630,000 for one-to-four family mortgage loans, $1,580,000 for commercial real estate loans and $900,000 for commercial loans.  The outstanding commitments for 2009 included $3,028,000 for one-to-four family mortgage loans, $2,545,000 for commercial real estate loans and $483,000 for commercial loans.  In addition, the Company had $49,485,000 and $49,080,000 of conditional commitments for lines of credit at December 31, 2010 and 2009.  Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments.  The same credit policies are used in making such commitments as are used for instruments that are included in the  consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer's credit worthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation.  Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties.  In addition, the Company had $10,832,000 and $10,335,000 of letters of credit outstanding at December 31, 2010 and 2009.  Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business.  An analysis of the 2010 activity of these loans is as follows:

	2010	2009
Balance at beginning of year	$11,087	$5,830
New loans	245	8,410
Repayments	(226)	(3,153)
Balance at end of year	$11,106	$11,087

At December 31, 2010, unfunded commitment amounts related to the outstanding loan balances shown above totaled $322,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

5.	Allowance for Loan Losses

The following tables present the balance in allowance for loan losses and the recorded investment in loans and impairment method as of December 31, 2010:

Allowance for Loan Losses and Recorded Investment In Loans
For Year Ended December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$661	$1,262	$1,269	$686	$—	$127	$4,005
Provision for losses	200	1,059	304	365	—	5	1,933
Charge-offs	(238)	(737)	(525)	(398)	—	(72)	(1,970)
Recoveries	16	—	206	4	—	18	244
Balance at end of year	$639	$1,584	$1,254	$657	$—	$78	$4,212

Ending allowance balance:
Individually evaluated for impairment	$406	$876	$797	$97	$—	$8	$2,184
Collectively evaluated for impairment	233	708	457	560	—	70	2,028
Total	$639	$1,584	$1,254	$657	$—	$78	$4,212

Ending loan balance:
Individually evaluated for impairment	$6,288	$7,604	$5,694	$1,055	$—	$42	$20,683
Collectively evaluated for impairment	88,307	159,558	21,123	21,305	2,718	3,901	296,912
Total	$94,595	$167,162	$26,817	$22,360	$2,718	$3,943	$317,595

	Year Ended December 31,
	2010	2009
Balance at beginning of year	$4,005	$2,991
Provision for losses	1,933	2,180
Charge-offs	(1,970)	(1,230)
Recoveries	244	64
Net charge-offs	(1,726)	(1,166)
Balance at end of year	$4,212	$4,005

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2010:

Loan Portfolio Quality Indicators
At December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Investment Property Loans	Commercial and Residential Construction Loans	Commercial Loans and Leases	Municipal Loans	Total
Rating:
Pass (Grades 1-5)	$76,303	$24,676	$18,383	$21,277	$2,718	$143,357
Watch (Grade 6)	6,501	1,257	2,685	513	—	10,956
Special Mention (Grade 7)	5,420	216	55	43	—	5,734
Substandard (Grade 8)	6,168	444	1,510	—	—	8,122
Doubtful (Grade 9)	203	1,950	4,184	527	—	6,864
Loss (Grade 10)	—	—	—	—	—	—
Total	$94,595	$28,543	$26,817	$22,360	$2,718	$175,033

	Home Equity Lines of Credit	Consumer Loans	Total Residential Real Estate Loans (Excluding Construction and Investment Property Loans)	Total
Rating:
Pass	$22,192	$3,929	$110,933	$137,054
Substandard	22	—	1,164	1,186
Doubtful	66	14	4,242	4,322
Total	$22,280	$3,943	$116,339	$142,562

Total Loans

$317,595

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Narrative Description of Borrower Rating:

Grade 1 — Highest Quality (Pass)
This loan represents a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has broad access to alternative financial markets. Also included in this category may be loans secured by U.S. government securities, U.S. government agencies, highly rated municipal bonds, insured savings accounts, and insured certificates of deposit drawn on high quality banks.

Grade 2 — Excellent Quality (Pass)
This loan has a sound primary and secondary source of repayment. The borrower has proven access to alternative sources of financing. This loan carries a low level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility.  The margins of cash flow coverage are strong. Loans secured by high quality traded stocks and lower grade municipal bonds (must still be investment grade).

Grade 3 — Good Quality (Pass)
This loan has a sound primary source of repayment. The borrower may have access to alternative sources of financing, but sources are not as widely available as they are to a higher graded borrower. This loan carries a normal level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are satisfactory but vulnerable to more rapid deterioration than the higher quality loans.  Real estate loans in this category display advance rates below the suggested maximum, debt coverage well in excess of the suggested level, or are leased beyond the loan term by a “credit” tenant.

Grade 4 — Acceptable Quality (Pass)
The borrower is a reasonable credit risk and demonstrates the ability to repay the debt from normal business operations. Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources. Historic financial information may indicate erratic performance, but current trends are positive. Quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans. If adverse circumstances arise, the impact on the borrower may be significant. All small business loans extended based upon credit scoring should be classified in this category unless deterioration occurs, in which case they should bear one of the below mentioned grades.

Grade 5 - Marginal Quality (Pass)
The borrower is an acceptable credit risk and while it can demonstrate it has the ability to repay the debt from normal business operations, the coverage is not as strong as an Acceptable Quality loan. Weakness in one or more areas are defined. Risk factors would typically include a higher leverage position than desirable, low liquidity, weak or sporadic cash flow, the lack of reasonably current and complete financial information, and/or overall financial trends are erratic.

Grade 6 – Elevated Risk, Management Attention (Watch)
The borrower while at origination is not considered a high risk potential, there are characteristics related to the financial condition, and/or a level of concern regarding either or both the primary and secondary source of repayment, that may preclude this from being a pass credit. These credit facilities are considered “pass” credits but exhibit the potential of developing a more serious weakness in their operation going forward. Usually, a credit in this category will be upgraded or downgraded on further analysis within a short period of time.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Grade 7 — Special Mention
These credit facilities have developing weaknesses that deserve extra attention from the loan officer and other management personnel. If the developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the Bank’s debt in the future. This grade should not be assigned to loans which bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. Loans where actual, not potential, weaknesses or problems are clearly evident and significant should generally be graded in one of the grade categories below.

Grade 8 — Substandard
Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral.  These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that some future loss will be sustained by the Bank if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual assets classified as substandard.

Grade 9 — Doubtful
Loans and other credit extensions graded “9” have all the weaknesses inherent in those graded “8,” with the added characteristic that the severity of the weaknesses make collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification should be placed in nonaccrual status, with collections applied to principal on the bank’s books.

Grade 10 — Loss
Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following table presents the Company’s loan portfolio aging analysis as of December 31, 2010:

Loan Portfolio Aging Analysis
At December 31, 2010

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$94,595	$94,595	$—
Residential	2,069	538	5,221	7,828	159,334	167,162	60
Construction	4,909	—	—	4,909	21,908	26,817	—
Commercial loans and leases	—	203	527	730	21,630	22,360	—
Municipal loans	—	—	—	—	2,718	2,718	—
Consumer loans	191	11	14	216	3,727	3,943	—
Total	$7,169	$752	$5,762	$13,683	$303,912	$317,595	$60

(A)  Includes $2,978,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,097,000 are residential real estate loans and $1,881,000 are construction loans.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following tables present impaired loans for the year ended December 31, 2010:

Impaired Loans
At December 31, 2010

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	—	—	—
Residential	$60	$60	—	$78	—
Construction	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—
Municipal loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$60	$60	—	$78	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$6,288	$6,288	$406	$4,835	$333
Residential	7,544	7,544	876	6,911	190
Construction	5,694	5,694	797	7,739	285
Commercial loans and leases	1,055	1,055	97	783	30
Municipal loans	—	—	—	—	—
Consumer loans	42	42	8	49	—
Total	$20,623	$20,623	$2,184	$20,317	$838

All Impaired Loans	$20,683	$20,683	$2,184	$20,395	$838

(1)
Includes all loans that were classified as impaired at any time during 2010, not just impaired loans at December 31, 2010, and their average balance for only the period during which they were classified as impaired.

(2)	Interest recorded in income during the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2010.

At December 31, 2010 and 2009, impaired loans totaled $20,683,000 and $11,401,000, respectively, with an allocation of the allowance for loan losses of $2,184,000 and $1,305,000, respectively.

Interest income of $838,000 and $799,000 was recognized on average impaired loans of $20,395,000 and $11,099,000 for 2010 and 2009, respectively.

Cash basis interest on impaired loans included above was $797,000 and $740,000 for 2010 and 2009, respectively

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following table presents the Company’s nonaccrual loans at December 31, 2010:

Loans Accounted for on a Nonaccrual Basis

At December 31,
2010
Real estate loans:
Commercial	$—
Residential	6,258
Construction	4,184
Commercial loans and leases	731
Municipal loans	—
Consumer loans	14
Total	$11,187

Total nonaccrual loans were $11,187,000 and $8,882,000 at December 31, 2010 and December 31, 2009, respectively.

Loans delinquent 90 days or more and still accruing totaled $60,000 and $171,000 at December 31, 2010 and  December 31, 2009, respectively.

Troubled debt restructurings totaled $8.4 million and $268,000 at December 31, 2010 and December 31, 2009, respectively.  Total nonaccrual loans at December 31, 2010 included $2.2 million of troubled debt restructurings, all of which were construction loans.  There were no nonaccrual troubled debt restructurings at December 31, 2009.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

6.	Premises and Equipment

	December 31,
	2010	2009
Land	$4,254	$4,254
Land improvements	1,220	1,220
Office buildings	12,107	12,083
Furniture and equipment	6,984	6,856
Automobiles	145	145
	24,710	24,558
Less accumulated depreciation	9,974	9,050
	$14,736	$15,508

7.	Deposits

	December 31,
	2010	2009
Demand	$136,332	$130,966
Savings	28,836	24,522
Certificates of $100,000 or more	44,481	52,515
Brokered certificates	10,363	—
Other certificates	117,966	130,378
	$337,978	$338,381

Brokered certificates maturing in years ending after December 31, 2010, with 2012 maturities having a call provision:

2011	$5,242
2012	5,121
$10,363

All other certificates maturing in years ending after December 31, 2010:

2011	$93,623
2012	36,098
2013	7,206
2014	14,863
2015	7,296
Thereafter	3,361
$162,447

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

8.	Borrowings

Borrowings at December 31, 2010 and 2009 include Federal Home Loan Bank advances totaling $34,000,000 and $46,375,000 with a weighted-average rate of 3.70% and 3.84%.  The advances are secured by a combination of first mortgage loans, investment securities and overnight deposits.  At December 31, 2010, the pledged mortgage loans totaled $128,015,000, and the pledged investment securities had a carrying and market value of $5,341,000.

Some advances are subject to restrictions or penalties in the event of prepayment.  In addition, $20,000,000 of the advances outstanding at December 31, 2010 contained options with dates ranging from January 13, 2011 to March 10, 2014, whereby the interest rate may be adjusted by the Federal Home Loan Bank, at which time the advances may be repaid at the option of the Company without penalty.

Borrowings at December 31, 2010 and 2009 also include subordinated debentures in the amount of $10,310,000 at a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering, or March 15, 2011.  After the first five years, the securities will bear a rate equal to 150 basis points over the three-month LIBOR.  At December 31, 2010, the interest rate was 4.26%.  These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2010 also include a repurchase agreement with Barclays Capital, Inc. in the amount of $7,500,000 with a rate of 4.42%.  The repurchase agreement has embedded interest rate caps with a four-year term ending on September 22, 2012 that have a total notional value of $15,000,000. The interest rate caps will provide a reduction of the interest rate during any quarter if three-month LIBOR exceeds 3.81% on the quarterly determination date.  These embedded interest rate caps are considered to be clearly and closely related to the host instrument.  The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015, and provides Barclays Capital, Inc. with an early termination right on the four-year anniversary date of September 22, 2012.  At December 31, 2010, pledged investment securities for this repurchase agreement had a market value of $9,047,000.

Aggregate annual maturities of borrowings at December 31, 2010 are:

	FHLB Advances	Repurchase Agreement	Subordinated Debentures	Total
Maturities in years ending December 31
2011	$6,000	—	—	$6,000
2012	—	—	—	—
2013	5,000	—	—	5,000
2014	15,000	—	—	15,000
2015	3,000	$7,500	—	10,500
Thereafter	5,000	—	$10,310	15,310
	$34,000	$7,500	$10,310	$51,810

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

9.	Income Taxes

The components of the net deferred tax asset at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Deferred compensation	$777	$869
General loan loss reserves	1,998	1,859
Net unrealized (gain) loss on securities available for sale	(71)	68
State and federal net operating loss carryfoward and tax credits carryfoward	4,526	4,230
Other real estate owned	124	136
Other	62	95
	7,416	7,257
Deferred tax liabilities:
FHLB stock dividends	(284)	(312)
Deferred loan fees	(259)	(314)
Net unrealized gain on securities available for sale	—	—
Mortgage servicing rights	(286)	(291)
Deferred state tax	(199)	(199)
Depreciation	(224)	(219)
Prepaid expenses	(187)	(140)
Goodwill	(152)	(131)
	(1,591)	(1,606)
Net deferred tax asset before valuation allowance	5,825	5,651
Valuation allowance
Beginning balance	(836)	(637)
Change during the period	(43)	(199)
Ending balance	(879)	(836)
Net deferred tax asset	$4,946	$4,815

As of December 31, 2010, the Company had approximately $18,659,000 of state tax loss carryforward available to offset future franchise tax.  As of December 31, 2010, the Company had approximately $6,185,000 of federal tax loss carryforward available to offset future federal tax.  Also, at December 31, 2010, the Company had approximately $1,039,000 of tax credits available to offset future federal income tax.  The state loss carryforward begins to expire in 2023.  The federal loss carryforward expires in 2026.  The tax credits begin to expire in 2023.  Included in the $1,039,000 of tax credits available to offset future federal income tax are approximately $303,000 of alternative minimum tax credits which have no expiration date.  Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods.

Retained earnings at December 31, 2010, includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates.  The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31,
	2010	2009
Statutory federal tax rate	34.0%	34.0%
Tax credits	(0.1)	0.1
Cash value of life insurance	(92.3)	26.4
Tax exempt interest - municipal securities and municipal loans	(22.8)	15.9
Other	3.6	(1.0)
Effective tax rate	(77.6)%	75.4%

The credit for income taxes consists of the following:

	Year Ended December 31,
	2010	2009
Federal
Current	$29	$	(3)
Deferred	(271)		(807)
Tax benefit	$(242)		$(810)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2007.

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

Pension expense for the plans totaled $615,000 and $453,000 in 2010 and 2009, respectively.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)
Split-dollar life insurance agreements.  The Company adopted the accounting guidance for separate agreements which split dollar life insurance policy benefits between an employer and employee.  This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements.  At December 31, 2010 and 2009, the Company had a recorded a liability of $1,216,000 and $1,213,000, respectively.  During 2010 and 2009, the Company recognized net expense totaling $4,000 and $7,000, respectively.

Supplemental Executive Retirement Plan.  Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors.  At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan.  Instead, the Company entered into separate agreements with these certain officers and directors that provide retirement and death benefits.  The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date.  The liability for the plan at December 31, 2010 and 2009 was $1,879,000 and $1,823,00, respectively.  The expense for the plan was $184,000 and $218,000 for 2010 and 2009, respectively.

The Company has entered into employment or change in control agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions.  Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.  The severance payment under these agreements is generally three times the annual salary of the officer in the event of a change in control.

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

There were no stock options granted in 2010 or in 2009.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	172,982	$14.07
Forfeited	(3,500)	13.16
Outstanding, end of year	169,482	$14.09	3.95	$-0-

Exercisable, end of year	168,482	$14.11	3.94	$-0-

There were no options granted, and there were no options exercised during the years ended December 31, 2010 and 2009.

As of December 31, 2010, there was $4,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 0.50 years.

During 2010, the Company recognized $3,000 of share-based compensation expense.

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

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions (“DFI”), the Board of Directors of the Bank adopted a resolution agreeing to receive prior written consent from the FDIC and the DFI before declaring or paying any dividends.

On December 17, 2009, following an off-site review by the Federal Reserve Bank of Chicago, the Board of Directors of the Company adopted a resolution agreeing to seek and obtain the approval of the Federal Reserve Bank at least thirty days before taking any of the following actions:

•	The payment of corporate dividends;
•	The payment of interest on trust preferred securities;
•	Any increase in debt or issuance of trust preferred obligations; and
•	The redemption of Company stock.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

12. Earnings Per Share

	2010			2009
	Net Income	Weighted- Average Shares	Per Share Amount	Net Loss	Weighted- Average Shares	Per Share Amount
Basic Earnings (Loss) Per Share:
Income (loss) available to common shareholders	$553	2,988,952	$0.19	$(264)	2,988,952	$(0.09)
Effect of Dilutive Stock Options	—			—
Diluted Earnings Per Share:
Income (loss) available to common shareholders and assumed conversions	$553	2,988,952	$0.19	$(264)	2,988,952	$(0.09)

Options to purchase 169,482 and 172,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at December 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2010	2009
Unrealized gain on securities available for sale arising during the period	$682	$628
Less: reclassification adjustment for gains realized in net income	303	1,680
Net unrealized gain (loss)	379	(1,052)
Other components	—	—
Other comprehensive income (loss), before tax effect	379	(1,052)
Tax expense (benefit)	139	(413)
Other comprehensive income (loss)	$240	$(639)

14. Accumulated other comprehensive (loss) income

	2010	2009
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense (benefit) of $71 and $(68) for 2010 and 2009, respectively	$138	$(102)
	$138	$(102)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At December 31, 2010 and 2009, the Bank was categorized as well capitalized and met all subject capital adequacy requirements.  There are no conditions or events since December 31, 2010, that management believes have changed this classification.

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, adopt a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and to maintain a Total Risk-Based Capital Ratio of 12.00%.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2010
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$31,626	8.00%	$25,300	13.11%	$41,468
Tier 1 risk-based capital ratio	6.00	18,975	4.00	12,650	11.86	37,493
Tier 1 leverage ratio	5.00	21,003	3.00	12,602	8.93	37,493

	December 31, 2009
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$32,634	8.00%	$26,107	12.51%	$40,811
Tier 1 risk-based capital ratio	6.00	19,580	4.00	13,053	11.25	36,720
Tier 1 leverage ratio	5.00	22,189	3.00	13,314	8.27	36,720

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

16. Fair Value of Financial Instruments

DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

          ASC Topic 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Level 2 securities include U.S. agency and U.S. government sponsored enterprise mortgage-backed securities  and municipal securities.  Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing.  In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

There currently are no securities valued in Level 3.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$—	$29,436	$—
Ginnie Mae collateralized mortgage obligations	5,341	—	5,341	—
Municipal securities	2,164	—	2,164	—
Mutual funds	1,667	1,667	—	—
	$38,608	$1,667	$36,941	$—

At December 31, 2009:
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,992	$—	$24,992	$—
Ginnie Mae collateralized mortgage obligations	5,820	—	5,820	—
Municipal securities	3,431	—	3,431	—
Mutual funds	1,598	1,598	—	—
	$35,841	$1,598	$34,243	$—

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

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

Other Real Estate Owned

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned on December 31, 2010 that was recognized during the year ended December 31, 2010 was $154,000, which was recorded as a direct charge to current earnings.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2010:
Impaired loans	$17,388	$—	$—	$17,388
Other real estate owned	4,028	—	—	4,028

At December 31, 2009:
Impaired loans	$11,401	$—	$—	$11,401
Other real estate owned	3,286	—	—	3,286

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

The following table presents the estimates of fair value of financial instruments:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$11,747	$11,747	$19,588	$19,588
Investment securities available for sale	38,608	38,608	35,841	35,841
Loans held for sale	91	91	537	537
Loans	312,715	318,753	321,544	323,890
Stock in FHLB	5,101	5,101	5,629	5,629
Mortgage servicing rights	689	689	707	707
Interest and dividends receivable	1,065	1,065	1,419	1,419

Liabilities
Deposits	337,978	340,430	338,381	340,940
Borrowings	51,810	50,061	64,185	60,034
Drafts payable	1,594	1,594	920	920
Interest payable	113	113	414	414

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

Deposits: The fair values of non-maturity demand,  savings, and money market accounts are equal to the amount payable on demand at the balance sheet date.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on deposits to a schedule of aggregated expected monthly maturities on deposits.

Borrowings: The fair value of borrowings is estimated using a discounted cash flow calculation, based on borrowing rates for periods comparable to the remaining terms to maturity of the borrowings.

Drafts Payable: The fair value approximates carrying value.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

17. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31,
Balance Sheets	2010	2009
Assets
Cash	$339	$164
Investment in Bank	40,630	40,403
Investments in affiliates	320	461
Other assets	2,336	1,945
	$43,625	$42,973
Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	64	88
Shareholders’ equity	33,251	32,575
	$43,625	$42,973

	Year Ended December 31,
Statements of Operations	2010	2009
Dividends from Bank	$1,325	$1,380
Interest income	14	14
	1,339	1,394
Operating expense	1,161	1,090
Income before income tax benefit and equity in undistributed income of Bank	178	304
Income tax benefit	390	387
	568	691
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	(15)	(955)
Net Income (Loss)	$553	$(264)

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

	Year Ended December 31,
Statements of Cash Flows	2010	2009
Operating Activities
Net income (loss)	$553	$(264)
Items not requiring (providing) cash
Distributions of Bank and affiliates in excess of equity in income	15	955
Other adjustments	(273)	(504)
Net cash provided by operating activities	295	187
Financing Activities
Cash dividends paid	(120)	(299)
Net cash used in financing activities	(120)	(299)
Change in cash	175	(112)
Cash at beginning of year	164	276
Cash at end of year	$339	$164

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

18.  Current and Future Accounting Matters

☐	Financial Accounting Standards Board (FASB)

▪
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

▪
ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 16 - Disclosures About Fair Value of Assets and Liabilities.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

▪
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

▪
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

▪
ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses:  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.  Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The impact of ASU 2010-20 on our disclosures is reflected in the Loan and Allowance for Loan Losses footnote.

Ameriana Bancorp
Notes to Consolidated Financial Statements
(table dollar amounts in thousands, except share data)

▪
ASU No. 2011-01; The amendments in ASU No. 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

19.	Significant Estimates, Concentrations and Contingencies

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

            Litigation
Neither the Company nor the Bank is involved in any pending legal proceedings other than routing legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

Bank-Owned Life Insurance
Approximately 47% of the Company’s investment in bank-owned life insurance was held by two carriers at December 31, 2010 and 2009, respectively.

20.	Current Economic Conditions

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

At December 31, 2010, the Company held $94,595,000 in commercial real estate loans and $21,399,000 in loans collateralized by commercial and development real estate.  Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”).

Information concerning the executive officers of the Company is incorporated herein by reference to “Item 1.  Business – Executive Officers” in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Exchange Act required by this item is incorporated herein by reference to the cover page of this Form 10-K and the section titled “Other Information Relating to Directors and Executive Officers —- Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2010.  The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	169,482	$14.09	222,000

Equity compensation plans not approved by security holders	—	—	—

Total	169,482	$14.09	222,000

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

Item 15.  Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1)           Financial Statements.  The following consolidated financial statements are filed under Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2010
Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended December 31, 2010
Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2010
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

10.1*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Jerome J. Gassen

10.2*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Timothy G. Clark

10.3*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.4*
Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.5*	Employment Agreement, effective January 1, 2011, between Ameriana Bank, SB and John J. Letter

10.6*
Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.7*
Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.8*
Ameriana Bank, SB Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.9*
Ameriana Bank, SB Salary Continuation Agreement dated December 18, 2008 between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*
Ameriana Bank, SB Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.11*
Mr. Drackett’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Charles M. Drackett, Jr.; (ii) the date of execution, which is December 30, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $21,000.

10.12*
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

10.13*
Ameriana Bank, SB Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.14*
Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes.; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.15*
Ameriana Bank, SB Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank, SB and Richard Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.16
Life Insurance Endorsement Method Split Dollar Plan Agreement, dated May 6, 1999, as amended, between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008,  filed with the SEC on March 30, 2009)

10.17	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 14, 2006)

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

_________________
*  Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 31, 2011	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 31, 2011
Jerome J. Gassen
President, Chief Executive Officer
and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 31, 2011
John J. Letter
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael E. Bosway	March 31, 2011
Michael E. Bosway
Director

By:	/s/ Donald C. Danielson	March 31, 2011
Donald C. Danielson
Director

By:	/s/ Charles M. Drackett	March 31, 2011
Charles M. Drackett, Jr.
Director

By:	/s/ R. Scott Hayes	March 31, 2011
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 31, 2011
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 31, 2011
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 31, 2011
Ronald R. Pritzke
Director