Form 10-Q
period 2011-03-31
AMERIANA BANCORP
filed 2011-05-13
CIK 855574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 13, 2011, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp
Consolidated Condensed Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash on hand and in other institutions	$4,309	$3,673
Interest-bearing demand deposits	26,953	8,074
Cash and cash equivalents	31,262	11,747
Investment securities available for sale	32,769	38,608
Loans held for sale	532	91
Loans, net of allowance for loan losses of $4,416 and $4,212	309,035	312,715
Premises and equipment	14,513	14,736
Stock in Federal Home Loan Bank	5,101	5,101
Goodwill	649	649
Cash value of life insurance	25,623	25,413
Other real estate owned	9,027	9,067
Other assets	12,673	11,530
Total assets	$441,184	$429,657

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$38,093	$34,769
Interest-bearing	316,872	303,209
Total deposits	354,965	337,978
Borrowings	45,810	51,810
Drafts payable	1,018	1,594
Other liabilities	6,201	5,024
Total liabilities	407,994	396,406
Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,050	1,048
Retained earnings	31,940	31,849
Accumulated other comprehensive (loss) income	(16)	138
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)
Total shareholders’ equity	33,190	33,251
Total liabilities and shareholders’ equity	$441,184	$429,657
See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp
Consolidated Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest Income
Interest and fees on loans	$4,394	$4,676
Interest on mortgage-backed securities	288	318
Interest on investment securities	38	52
Other interest and dividend income	46	37
Total interest income	4,766	5,083
Interest Expense
Interest on deposits	862	1,169
Interest on borrowings	475	631
Total interest expense	1,337	1,800
Net Interest Income	3,429	3,283
Provision for loan losses	360	360
Net Interest Income After Provision for Loan Losses	3,069	2,923
Other Income
Other fees and service charges	461	469
Brokerage and insurance commissions	386	364
Net realized and recognized gains on available-for-sale investment securities	52	104
Gains on sales of loans and servicing rights	32	66
Net loss from sales and write-downs of other real estate owned	(11)	(35)
Other real estate owned rental income	212	100
Increase in cash value of life insurance	210	218
Other	47	66
Total other income	1,389	1,352
Other Expense
Salaries and employee benefits	2,403	2,274
Net occupancy expense	447	408
Furniture and equipment expense	219	215
Legal and professional fees	163	221
FDIC insurance premiums and assessments	208	196
Data processing expense	202	176
Printing and office supplies	68	54
Marketing expense	88	101
Other real estate owned expense	183	208
Other	420	433
Total other expense	4,401	4,286
Income (Loss) Before Income Taxes	57	(11)
Income tax benefit	64	91
Net Income	$121	$80
See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp
Consolidated Condensed Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Basic Earnings Per Share	$0.04	$0.03
Diluted Earnings Per Share	$0.04	$0.03
Dividends Declared Per Share	$0.01	$0.01

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp
Consolidated Condensed Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2011
(In thousands, except per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$3,214	$1,048	$31,849	$138	$(2,998)	$33,251
Net Income	—	—	121	—	—	121
Change of $234 from unrealized gain to unrealized loss on available-for-sale securities, net of income tax benefit of $80	—	—	—	(154)	—	(154)
Comprehensive loss						(33)
Share-based compensation	—	2	—	—	—	2
Dividends declared ($0.01 per share)	—	—	(30)	—	—	(30)
Balance at March 31, 2011	$3,214	$1,050	$31,940	$(16)	$(2,998)	$33,190

See notes to consolidated condensed financial statement.

(6)

Ameriana Bancorp
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$121	$80
Items not requiring (providing) cash
Provision for losses on loans	360	360
Depreciation and amortization	352	285
Increase in cash value of life insurance	(210)	(218)
Gain from sale of available-for-sale securities	(52)	(104)
Loss on sale or write-down of other real estate owned	11	35
Mortgage loans originated for sale	(1,793)	(3,489)
Proceeds from sales of mortgage loans originated for sale	1,365	3,131
Gains on sales of mortgage loans and servicing rights	(32)	(66)
Increase in accrued interest payable	554	621
Other adjustments	1,023	(354)
Net cash provided by operating activities	1,699	281
Investing Activities
Purchase of securities	(13)	(10)
Proceeds/principal from the sale of securities	2,369	553
Principal collected on mortgage-backed securities	1,457	1,094
Net change in loans	3,152	194
Proceeds from sales of other real estate owned	197	389
Net purchases and construction of premises and equipment	(31)	(30)
Construction cost for other real estate owned	—	(32)
Other investing activities	2	8
Net cash provided by investing activities	7,133	2,166
Financing Activities
Net change in demand and savings deposits	11,691	1,490
Net change in brokered certificates of deposit	6,178	—
Net change in other certificates of deposit	(882)	(3,175)
(Decrease) increase in drafts payable	(576)	28
Proceeds from long-term borrowings	—	3,000
Repayment of long-term borrowings	(6,000)	(3,375)
Net change in advances by borrowers for taxes and insurance	302	175
Cash dividends paid	(30)	(30)
Net cash provided by (used) in financing activities	10,683	(1,887)
Change in Cash and Cash Equivalents	19,515	560
Cash and Cash Equivalents at Beginning of Year	11,747	19,588
Cash and Cash Equivalents at End of Quarter	$31,262	$20,148

Supplemental information:

Interest paid on deposits	$288	$544

Interest paid on borrowings	$495	$635

Non-cash supplemental information:

Transfers from loans to other real estate owned	$168	$1,470

See notes to consolidated condensed financial statements.

(7)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE A — BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary Ameriana Bank (the “Bank”).  The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency and Ameriana Financial Services, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows.  The consolidated condensed balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.  The results of operations for the three  months ended March 31, 2011 are not necessarily indicative of the results to be expected in the full year or for any other period.  These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B — SHAREHOLDERS’ EQUITY

On March 28, 2011, the Board of Directors declared a quarterly cash dividend of $0.01 per share.  This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on April 8, 2011, and was paid on April 29, 2011.

No stock options were exercised during the first quarter of 2011.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended March 31,
	2011			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$121	2,988,952	$0.04	$80	2,988,952	$0.03
Effect of dilutive stock options	-	-		-	-
Diluted Earnings Per Share: Income available to common shareholders	$121	2,988,952	$0.04	$80	2,988,952	$0.03

Options to purchase 169,482 and 169,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

(8)

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at March 31, 2011 and December 31, 2010 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$23,852	$176	$145	$23,883
Ginnie Mae collateralized mortgage obligations	5,075	—	75	5,000
Municipal securities	2,228	17	33	2,212
Mutual fund	1,639	35	—	1,674
	$32,794	$228	$253	$32,769

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,210	$336	$110	$29,436
Ginnie Mae collateralized mortgage obligations	5,335	8	2	5,341
Municipal securities	2,228	12	76	2,164
Mutual fund	1,626	41	—	1,667
	$38,399	$397	$188	$38,608

The amortized cost and fair value of securities available for sale at March 31, 2011, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	1,465	1,482
Five to ten years	—	—
After ten years	763	730
	2,228	2,212
Ginnie Mae and GSE mortgage-backed pass-through securities	23,852	23,883
Ginnie Mae collateralized mortgage obligations	5,075	5,000
Mutual fund	1,639	1,674
	$32,794	$32,769

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

(9)

Municipal securities:  There were five municipal securities in the Company’s investment portfolio at March 31, 2011, and two received an investment grade from both Moody’s and Standard & Poor’s.  Two securities received an investment grade from one of the two rating agencies, but were not rated by the other.  One security was not rated by either Moody’s or Standard & Poor’s.   The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment.

Mutual fund:  The mutual fund balance at March 31, 2011 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost.  Total fair value of these investments at March 31, 2011 and December 31, 2010 were $13,998,000 and $9,159,000, respectively, which was approximately 42.7% and 23.7%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 (dollars in thousands):

At March 31, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$8,267	$145	$—	$—	$8,267	$145
Ginnie Mae collateralized mortgage obligations	5,000	75	—	—	5,000	75
Municipal securities	731	33	—	—	731	33
	$13,998	$253	$—	$—	$13,998	$253

At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,055	$109	$51	$1	$5,106	$110
Ginnie Mae collateralized mortgage obligations	2,225	2	—	—	2,225	2
Municipal securities	1,828	76	—	—	1,828	76
	$9,108	$187	$51	$1	$9,159	$188

Together with mortgage loans, investment securities with a total market value of $5,000,000 and $5,341,000 were pledged at March 31, 2011 and December 31, 2010, respectively, to secure FHLB advances and three letters of credit.

Investment securities with a total market value of $9,329,000 and $9,047,000 were pledged at March 31, 2011 and December 31, 2010, respectively, to secure a repurchase agreement.

A gross gain of $52,000 resulting from sales of available-for-sale securities was realized during the three-month period ended March 31, 2011, with a tax expense of $17,000, compared to an $104,000 gross gain for the three-month period ended March 31, 2010, with a tax expense of $35,000

(10)

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

	At March 31,	At December 31,
	2011	2010
Real estate loans:
Commercial	$96,816	$94,595
Residential	161,943	167,162
Construction	26,706	26,817
Commercial loans and leases	24,536	22,360
Municipal loans	3,075	2,718
Consumer loans	3,613	3,943
Total loans	316,689	317,595

Less:
Undisbursed loan proceeds	2,985	443
Deferred loan fees (expenses), net	253	225
Allowance for loan losses	4,416	4,212
	7,654	4,880

Total loans - net	$309,035	$312,715

Methodology:  Bank policy is designed to ensure that an adequate allowance for loan and lease losses (“ALLL”) will be maintained.   Primary responsibility for ensuring that the Bank has in place processes to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged the Chief Credit Officer (“CCO”) with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. The methodology will be reviewed and affirmed by the Loan Review Committee. Quarterly the Board will review recommendations from the CCO to adjust the allowance as appropriate.

The methodology employed by the CCO will at a minimum contain the following:

1)	Loans will be segmented by type of loan.
2)	Loans will be further segmented by risk grades.
3)
The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the past 12 quarters.  In those instances, where  the Bank’s historical experience is not available, the CCO will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:
a. Present value of future cash flows;
b. Fair value of collateral less cost to sell; or
c. The loan’s observable market price
5)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).
6)
The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank.  The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

(11)

The following table presents the balance in allowance for loan losses and the recorded investment in loans and impairment methods as of March 31, 2011:

Allowance for Loan Losses and Recorded Investment In Loans
For Three Months Ended March 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$639	$1,584	$1,254	$657	$—	$78	$4,212
Provision for losses	194	295	(211)	66	—	16	360
Charge-offs (1)	—	(153)	(2)	—	—	(20)	(175)
Recoveries	—	15	—	—	—	4	19
Balance at end of quarter	$833	$1,741	$1,041	$723	—	$78	$4,416

Ending allowance balance:
Individually evaluated for impairment	$556	$845	$595	$97	$—	$8	$2,101
Collectively evaluated for impairment	277	896	446	626	—	70	2,315
Total	$833	$1,741	$1,041	$723	—	$78	$4,416

Ending loan balance:
Individually evaluated for impairment	$6,081	$5,817	$4,474	$1,014	$—	$60	$17,446
Collectively evaluated for impairment	90,735	156,126	22,232	23,522	3,075	3,553	299,243
Total	$96,816	$161,943	$26,706	$24,536	$3,075	$3,613	$316,689

(12)

The following table presents the balance in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2010:

Allowance for Loan Losses and Recorded Investment In Loans
For Year Ended December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$661	$1,262	$1,269	$686	$—	$127	$4,005
Provision for losses	200	1,059	304	365	—	5	1,933
Charge-offs (1)	(238)	(737)	(525)	(398)	—	(72)	(1,970)
Recoveries	16	—	206	4	—	18	244
Balance at end of year	$639	$1,584	$1,254	$657	—	$78	$4,212

Ending allowance balance:
Individually evaluated for impairment	$406	$876	$797	$97	$—	$8	$2,184
Collectively evaluated for impairment	233	708	457	560	—	70	2,028
Total	$639	$1,584	$1,254	$657	$—	$78	$4,212

Ending loan balance:
Individually evaluated for impairment	$6,288	$7,604	$5,694	$1,055	$—	$42	$20,683
Collectively evaluated for impairment	88,307	159,558	21,123	21,305	2,718	3,901	296,912
Total	$94,595	$167,162	$26,817	$22,360	$2,718	$3,943	$317,595

(1)
Loan Charge-Offs: A loan should be charged off at any point in time when it no longer can be considered a bankable asset, meaning collectable within the parameters of policy. The Bank shall not renew any loan, or put a loan on a demand basis, only to defer a problem, nor is it appropriate to attempt long-term recoveries while reporting loans as assets.  An unsecured loan generally should be charged off no later than when it is 120 days past due as to principal or interest. For loans in the legal process of foreclosure against collateral of real and/or liquid value, the 120-day rule does not apply. Such charge-offs can be deferred until the foreclosure process progresses to the point where the Bank can adequately determine whether or not any ultimate loss will result. In similar instances where other legal actions will cause extraordinary delays, such as the settlement of an estate, yet collateral of value is realizable, the 120-day period could be extended. When a loan is unsecured or not fully collateralized, the loan should be charged off or written down to the documented collateral value rather than merely being placed on non-accrual status.

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by  the CCO. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge off of a loan must be approved by the CCO.

The following table presents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Balance at beginning of quarter	$4,212	$4,005
Provision for losses	360	360
Charge-offs	(175)	(540)
Recoveries	19	138
Net charge-offs	(156)	(402)
Balance at end of Quarter	$4,416	$3,963

(13)

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

(14)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2011 and December 31, 2010:

Loan Portfolio Quality Indicators
At March 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$78,402	$155,009	$18,332	$22,161	$3,075	$3,613	$280,592
Watch (Grade 6)	6,752	970	3,880	1,300	—	—	12,902
Special Mention (Grade 7)	5,378	499	55	36	—	—	5,968
Substandard (Grade 8)	4,740	1,235	240	487	—	—	6,702
Doubtful (Grade 9)	1,544	4,230	4,199	552	—	—	10,525
Loss (Grade 10)	—	—	—	—	—	—	—
Total	$96,816	$161,943	$26,706	$24,536	$3,075	$3,613	$316,689

Loan Portfolio Quality Indicators
At December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$76,303	$157,801	$18,383	$21,277	$2,718	$3,929	$280,411
Watch (Grade 6)	6,501	1,257	2,685	513	—	—	10,956
Special Mention (Grade 7)	5,420	216	55	43	—	—	5,734
Substandard (Grade 8)	6,168	1,630	1,510	—	—	—	9,308
Doubtful (Grade 9)	203	6,258	4,184	527	—	14	11,186
Loss (Grade 10)	—	—	—	—	—	—	—
Total	$94,595	$167,162	$26,817	$22,360	$2,718	$3,943	$317,595

(15)

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:

Loan Portfolio Aging Analysis
At March 31, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$1,341	$1,341	$95,475	$96,816	$—
Residential	685	422	4,784	5,891	156,052	161,943	465
Construction	1,647	—	2,552	4,199	22,507	26,706	—
Commercial loans and leases	124	25	527	676	23,860	24,536	—
Municipal loans	—	—	—	—	3,075	3,075	—
Consumer loans	52	—	—	52	3,561	3,613	—
Total	$2,508	$447	$9,204	$12,159	$304,530	$316,689	$465

(A)  Includes $1,647,000 in loans classified as nonaccrual that are less than 30 days past due, which are construction loans.

Loan Portfolio Aging Analysis
At December 31, 2010

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$94,595	$94,595	$—
Residential	2,069	538	5,221	7,828	159,334	167,162	60
Construction	4,909	—	—	4,909	21,908	26,817	—
Commercial loans and leases	—	203	527	730	21,630	22,360	—
Municipal loans	—	—	—	—	2,718	2,718	—
Consumer loans	191	11	14	216	3,727	3,943	—
Total	$7,169	$752	$5,762	$13,683	$303,912	$317,595	$60

(A)  Includes $2,978,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,097,000 are residential real estate loans and $1,881,000 are construction loans.

(16)

Impaired Loans:  A loan is designated as impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired.  Certain non-accrual and substantially delinquent loans may be considered to be impaired.  Generally, loans are placed on non-accrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection.  The accrual of interest on impaired and non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible.  When a loan is in a non-accrual status, all cash payments of interest are applied to loan principal.  Should the loan be reinstated to accrual status, all cash payments of interest received while in non-accrual status will be taken into income over the remaining life of the loan using the level yield accounting method.

The following table presents impaired loans for the quarter ended March 31, 2011:

Impaired Loans
At March 31, 2011

	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$—	$—	$	N/A	$—	$—
Residential	—	—		N/A	—	—
Construction	—	—		N/A	—	—
Commercial loans and leases	—	—		N/A	—	—
Municipal loans	—	—		N/A	—	—
Consumer loans	—	—		N/A	—	—
Total	—	—		N/A	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$6,081	$6,081		$556	$6,184	$2
Residential	5,817	5,820		845	6,596	42
Construction	4,474	4,534		595	5,109	14
Commercial loans and leases	1,014	1,014		97	1,035	—
Municipal loans	—	—		—	—	—
Consumer loans	60	60		8	51	—
Total	$17,446	$17,509		$2,101	$18,975	$58

All Impaired Loans	$17,446	$17,509		$2,101	$18,975	$58

(1)
Includes all loans that were classified as impaired at any time during the quarter, not just impaired loans at March 31, 2011, and their average balance for only the time in the quarter during which they were classified as impaired.

(2)
Interest recorded in income only during the time in the quarter the loans were classified as impaired, for all loans that were classified as impaired at any time during the quarter ended March 31, 2011.

(17)

Cash basis interest on impaired loans included above was $91,000 for the quarter ended March 31, 2011.
The following table presents impaired loans for the year ended December 31, 2010:

Impaired Loans
At December 31, 2010

	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$—	$—	$	N/A	$—	$—
Residential	60	60		N/A	78	—
Construction	—	—		N/A	—	—
Commercial loans and leases	—	—		N/A	—	—
Municipal loans	—	—		N/A	—	—
Consumer loans	—	—		N/A	—	—
Total	$60	$60		N/A	$78	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$6,288	$6,288		$406	$4,835	$333
Residential	7,544	7,544		876	6,911	190
Construction	5,694	5,694		797	7,739	285
Commercial loans and leases	1,055	1,055		97	783	30
Municipal loans	—	—		—	—	—
Consumer loans	42	42		8	49	—
Total	$20,623	$20,623		$2,184	$20,317	$838

All Impaired Loans	$20,683	$20,683		$2,184	$20,395	$838

(1)  Includes all loans that were classified as impaired at any time during 2010, not just impaired loans at December 31, 2010, and their average balance for only the period during which they were classified as impaired.

(2)  Interest recorded in income during the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2010.

Cash basis interest on impaired loans included above was $797,000 for the year ended December 31, 2010.

(18)

Non-Accrual Loans:  Any loan which becomes 90 days delinquent, or has the full collection of principal and interest in doubt, or a portion of principal has been charged off; will immediately be placed on non-accrual status.  The loan does not have to be placed on non-accrual if the charge-off is part of a Chapter 13 reaffirmation.  At the time a loan is placed on non-accrual, all accrued but unpaid interest will be reversed from interest income. Placing the loan on non-accrual does not relieve the borrower of the obligation to repay interest.

When a loan is in a non-accrual status, all cash payments of interest are applied to loan principal.

A loan placed on non-accrual may be restored to accrual status when all delinquent principal and interest has been brought current, and the Bank expects full payment of the remaining contractual principal and interest including any previous charge-offs.  Should the loan be reinstated to accrual status, all cash payments of interest received while in non-accrual status will be taken into income over the remaining life of the loan using the level yield accounting method.

The following table presents the Company’s non-accrual loans at March 31, 2011 and December 31, 2010:

Loans Accounted for on a Non-Accrual Basis

	At March 31,	At December 31,
	2011	2010
Real estate loans:
Commercial	$1,341	$—
Residential	4,328	6,258
Construction	4,200	4,184
Commercial loans and leases	552	731
Municipal loans	—	—
Consumer loans	—	14
Total	$10,421	$11,187

Troubled debt restructurings totaled $8,825,000 and $8,393,000 at March 31, 2011 and December 31, 2010, respectively.  Total no-accrual loans at March 31, 2011 and December 31, 2010 included $1,124,000 and $2,245,000 of troubled debt restructurings, respectively.

NOTE F— CURRENT AND FUTURE ACCOUNTING MATTERS

▪	Financial Accounting Standards Board (FASB)

o
ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company is required to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a roll-forward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted the applicable required additional disclosures effective December 31, 2010, and adoption of these additional disclosures did not have a material effect on its financial position or results of operations.

(19)

o
ASU No. 211-02; In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”   ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

NOTE G -– RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement  benefits.  The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date.  The liability for the plan at March 31, 2011 and December 31, 2010 was $1,897,000 and $1,879,000, respectively.  The expense for the plan was $49,000 and $46,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

NOTE H – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

(20)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$23,883	$—	$23,883	$—
Ginnie Mae collateralized mortgage obligations	5,000	—	5,000	—
Municipal securities	2,212	—	2,212	—
Mutual fund	1,674	1,674	—	—
	$32,769	$1,674	$31,095	$—

At December 31, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$—	$29,436	$—
Ginnie Mae collateralized mortgage obligations	5,341	—	5,341
Municipal securities	2,164	—	2,164	—
Mutual fund	1,667	1,667	—	—
	$38,608	$1,667	$36,941	$—

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010.  The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

(21)

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2011:
Impaired loans	$5,482	$—	$—	$5,482
Other real estate owned	167	—	—	167

At December 31, 2010:
Impaired loans	$17,388	$—	$—	$17,388
Other real estate owned	4,028	—	—	4,028

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

The following table presents the estimates of fair value of financial instruments (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$31,262	$31,262	$11,747	$11,747
Investment securities available for sale	32,769	32,769	38,608	38,608
Loans held for sale	532	532	91	91
Loans	309,035	314,928	312,715	318,753
Stock in FHLB	5,101	5,101	5,101	5,101
Mortgage servicing rights	656	656	689	689
Interest and dividends receivable	1,021	1,021	1,065	1,065

Liabilities
Deposits	354,965	357,122	337,978	340,430
Borrowings	45,810	44,203	51,810	50,061
Drafts payable	1,018	1,018	1,594	1,594
Interest and dividends payable	696	696	143	143

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

Mortgage Servicing Rights:  The initial amount recorded is an estimate of the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement, and the initial amount recorded is then amortized over the estimated life.  The Bank engages a third party consulting firm to perform a valuation analysis of the fair value of the mortgage servicing rights at least annually.

Interest and Dividends Receivable/Payable: The fair value of accrued interest and dividends receivable/payable approximates carrying values.

(22)

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

NOTE I – SUBSEQUENT EVENTS

•
Ameriana Insurance Agency, a wholly-owned subsidiary of Ameriana Bank, entered into an agreement in April 2011 to purchase a book of business of another insurance agency located in its market area that had 2010 commission income totaling about $135,000.  The transaction is expected to close near mid-year 2011.

•
Ameriana Bank added an employee stock ownership plan component (KSOP) to its 401(k) Plan (“Plan”) effective April 1, 2011.  Employees of Ameriana Bank and any affiliated companies are eligible to participate in the Plan.  The matching contributions made to the “Plan” by Ameriana Bank and affiliated companies will be used to purchase shares of Ameriana Bancorp stock.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards.  It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this "Form 10-Q"), our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and our other reports on Forms 10-Q and 8-K and other publicly available information.

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

(23)

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

Executive Overview of the First Quarter of 2011

The Company recorded net income of $121,000, or $0.04 per share, for the three-month period ended March 31, 2011, which represented its seventh consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•
All three of the Bank’s capital ratios at March 31, 2011 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•
Net interest income for the first quarter of 2011 was $146,000, or 4.4%, higher than the same quarter in 2010,   despite a $10.4 million decrease in average interest-earning assets, that resulted from balance sheet management strategies that were designed to increase the Bank’s regulatory capital ratios.

•
Net interest margin of 3.76% on a fully tax-equivalent basis for the first quarter of 2011 represented a two basis points decrease from the fourth quarter of 2010, but was 25 basis points higher than the same period of 2010.  The improvement over the same quarter a year earlier resulted primarily from a significant reduction in the Bank’s average cost of deposits.

(24)

•
Due to a continuing elevated level of non-performing loans, the Bank recorded a $360,000 provision for loan losses in the first quarter of 2011, compared to $555,000 in the fourth quarter of 2010, and $360,000 in the year earlier quarter.

•
Other income of $1.4 million for the first quarter of 2011 represented a $37,000, or 2.7%, increase from the total for the same quarter of 2010, and resulted primarily from a $112,000 increase in other real estate owned income, reduced by a decrease of $52,000 in gains on sales of available-for-sale investment securities, and a $34,000 drop in gains from mortgage banking sales.

•
Other expense for the first quarter of 2011 of $4.4 million was $115,000, or 2.7%, higher than the same quarter in 2010, with the most significant change being a $129,000 increase in salaries and employee benefits.

•
The Company had income before income taxes of $57,000 for the first quarter of 2011, but recorded an income tax benefit of $64,000 that resulted primarily from a significant amount of tax-exempt income from bank-owned life insurance.

For the first quarter of 2011, total assets increased by $11.5 million, or 2.7%, to $441.2 million from $429.7 million at December 31, 2010:

•
Interest-bearing demand deposits increased $18.9 million from $8.1 million at December 31, 2010 to $27.0 million at March 31, 2011, of which $26.9 million was invested at the Federal Reserve Bank of Chicago.

•
A $5.8 million decrease in the investment portfolio during the first quarter of 2011 to $32.8 million resulted primarily from $4.1 million in sales of mortgage-backed securities and $1.5 million in principal payments on mortgage-backed securities.

•
Net loans receivable of $309.0 million at March 31, 2011 represented a decrease of $3.7 million, or 1.2%, for the first quarter of 2011, due primarily to a $5.2 million reduction in the residential mortgage loan portfolio that was reflective of both a weak housing market and the Bank’s mortgage-banking strategy.

•	Total non-performing loans of $10.9 million, or 3.5% of total net loans at March 31, 2011, represented a decrease of $361,000 from December 31, 2010.

•	The allowance for loan losses of $4.4 million at March 31, 2011 was 1.41% of total loans and 40.6% of non-performing loans, compared to ratios of 1.33% and 37.5%, respectively, at December 31, 2010.

•	Other real estate owned of $9.0 million at March 31, 2011 represented a decrease of $40,000 from December 31, 2010, with one property added and four sales during the quarter.

•
As of March 31, 2011, the Company did not own Fannie Mae or Freddie Mac preferred stock or private-label mortgage-backed securities.  As a matter of policy, the Company has not originated or purchased sub-prime loans.

•
During the first quarter of 2011, total deposits increased by $17.0 million, or 5.0%, to $355.0 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off.  The deposit growth included $6.2 million in callable brokered certificates of deposit, of which $6.0 million was used to repay a maturing note payable to the Federal Home Loan Bank (“FHLB”).

•	The repayment of the $6.0 million FHLB note reduced total borrowings to $45.8 million, or 11.2% of the Company’s total liabilities as of March 31, 2011.

Regulatory Action

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things:

•	Adopt a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and to maintain a Total Risk-Based Capital Ratio of 12.00%;

(25)

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

CRITICAL ACCOUNTING POLICIES

              The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations of the Company can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex.  The following are the Company’s critical accounting policies:

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

(26)

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors affecting the accuracy of the Company’s analysis. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2011 and December 31, 2010, we determined that valuation allowances were not necessary for our federal deferred tax asset, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.  We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003.  We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books.

(27)

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at March 31, 2011.

FINANCIAL CONDITION

Total assets of $441.2 million at March 31, 2011 represented an increase of $11.5 million, or 2.7%, from the December 31, 2010 total of $429.7 million, and was due primarily to an increase in cash and cash equivalents resulting mostly from the Bank’s growth in deposit accounts.

Cash and cash equivalents of $31.3 million at March 31, 2011 were up $19.5 million from the December 31, 2010 total of $11.8 million.  Of the total at March 31, 2011, $26.9 million was in interest-bearing over-night deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale decreased by $5.8 million, or 15.1%, to $32.8 million at March 31, 2011 from $38.6 million at December 31, 2010.  This decrease resulted primarily from sales of mortgage-backed securities totaling $4.1 million and $1.5 million of principal repayments on mortgage-backed securities.  All mortgage-backed securities in the portfolio at March 31, 2011, which totaled $28.9 million, are insured by either the U.S. Government agency Ginnie Mae, or by a U.S. Government sponsored enterprise (“GSE”), Fannie Mae or Freddie Mac.

Net loans receivable decreased by $3.7 million, or 1.2%, to $309.0 million at March 31, 2011 from $312.7 million at December 31, 2010, primarily due to a $5.2 million decrease in the residential mortgage loan portfolio to $161.9 million that was reflective of both the weak housing market and the Bank’s mortgage-banking strategy that involved the Bank selling $1.4 million in new production fixed-rate product in the first quarter of 2011.  The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.  The net growth in the other segments of the loan portfolio was also limited by weak economic conditions.

Premises and equipment of $14.5 million at March 31, 2011 represented a $223,000 decrease from $14.7 million at December 31, 2010.  The net decrease was a result of $254,000 of depreciation for the three months ended March 31, 2011 exceeding net capital expenditures of $31,000 for the period.

Goodwill of $649,000 at March 31, 2011 was unchanged from December 31, 2010.  $457,000 of the goodwill relates to deposits associated with a banking center acquired on February 27, 1998 and $192,000 is the result of two separate acquisitions of insurance businesses.  The Bank’s impairment tests reflected that there was no impairment as of March 31, 2011.

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $25.6 million and $25.4 million at March 31, 2011 and December 31, 2010, respectively.  The non-taxable increase in cash surrender value of this life insurance was $210,000 for the first quarter of 2011, compared to $218,000 for the same period a year earlier.

Other real estate owned of $9.0 million at March 31, 2011, represented a decrease of $40,000 from December 31, 2010, with one single-family property added and four sales during the three month period involving three single-family properties and one commercial property.

(28)

Other assets were $12.7 million at March 31, 2011, compared to $11.5 million at December 31, 2010.  The net increase of $1.2 million resulted primarily from the addition of a $1.8 million receivable related to a mortgage-backed security sale.

Total deposits of $355.0 million at March 31, 2011 represented an increase of $17.0 million, or 5.0%, from $338.0 million at December 31, 2010, and included an additional $6.2 million in callable brokered certificates of deposit, of which $6.0 million was used to pay off a maturing note payable to the Federal Home Loan Bank.  The Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off.  During the first three months of 2011, checking, money market and savings balances increased $11.7 million, while non-brokered certificate of deposit balances decreased $882,000. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships.  Our markets remain very competitive for deposit products and the Bank continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Borrowings declined by $6.0 million during the first three months of 2011 to $45.8 million, as the Bank repaid a Federal Home Loan Bank note with an interest rate of 3.38%, using the proceeds from new callable brokered certificates of deposit with a weighted-average all-in cost of 1.30% and weighted average term of 29 months.   Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.0 million at March 31, 2011 were down $576,000 from $1.6 million at December 31, 2010.  This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $33.2 million at March 31, 2011 was $61,000 lower than the total at December 31, 2010. The decrease resulted primarily from an unrealized loss net of income tax benefit of $154,000 from the Bank’s available-for-sale investment securities portfolio, and $30,000 in dividends declared during the three month period, partly offset by net income of $121,000.  The Company and the Bank’s  regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

First Quarter of 2011 compared to the First Quarter of 2010

The Company recorded net income of $121,000, or $0.04 per diluted share, for the first quarter of 2011, compared to net income of $80,000, or $0.03 per diluted share, for the first quarter of 2010.

Credit costs associated with a high level of nonperforming assets that resulted from an extended period of weak economic conditions continued to adversely affect earnings during the first quarter of 2011, as it did throughout 2010.  The earnings growth for the first quarter of 2011 compared to the same quarter a year earlier was related primarily to an improvement in net interest income that was achieved mostly through a reduction in the Bank’s cost of funds.

Net Interest Income

The Company’s net interest income on a fully tax-equivalent basis increased by $146,000 or 4.5%, to $3.4 million for the first quarter of 2011, compared to $3.3 million for the same period of 2009.  The growth in net interest income was accomplished through an increase in interest rate spread, as average interest-earning assets of $372.8 million for the quarter ended March 31, 2011 were down $10.4 million, or 2.7%, from the total for the same quarter a year earlier.  The reduction in average interest-earning assets resulted primarily from the Bank’s balance sheet strategies that were designed to improve its regulatory capital ratios.  As a result of the Company’s interest rate spread improvement, that was due primarily to a decrease in the Bank’s cost of funds, net interest margin on a fully tax-equivalent basis increased 25 basis points to 3.76% for the first quarter of 2011 from 3.51% for the first quarter of 2010.  The Bank benefited from certain market conditions that allowed it to decrease its cost of funds, primarily through the repricing of deposit accounts in a relatively stable low interest rate environment.

 Tax-exempt interest was $51,000 for the first quarter of 2011 compared to $64,000 for the same period of 2010, and resulted from bank-qualified municipal securities and municipal loans.  Tax-equivalent adjustments were $23,000 and $29,000 for the first quarter of 2011 and 2010, respectively.  The decrease in tax-exempt interest for the first quarter of 2011 compared to the same period of 2010 was due primarily to the Bank’s sales of municipal securities.

(29)

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended March 31,
	2011	2010
Balance at beginning of quarter	$4,212	$4,005
Provision for loan losses	360	360
Charge-offs	(175)	(540)
Recoveries	19	138
Net charge-offs	(156)	(402)
Balance at end of period	$4,416	$3,963
Allowance to total loans	1.41%	1.23%
Allowance to non-performing loans	40.57%	42.22%

We recorded a provision for loan losses of $360,000 in the first quarter of 2011 and 2010.  The provision for loan losses for the first quarter of 2011 reflected the continuing pressure of current economic conditions on credit quality, including an elevated level of non-performing loans.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	March 31,
	2011	2010

Loans accounted for on a non-accrual basis	$10,421	$8,935

Accruing loans contractually past due 90 days or more	465	451

Total of non-accrual and 90 days past due loans (1)	$10,886	$9,386
Percentage of total net loans	3.52%	2.94%

Other non-performing assets (2)	$9,027	$6,622
Total of non-performing assets	$19,913	$16,008
Percentage of total assets	4.51%	3.63%

Troubled debt restructurings in nonaccrual total (1)	$1,124	$—
Total troubled debt restructurings	$8,825	$714

(1)	Total nonaccrual loans at March 31, 2011 included $1.1 million of troubled debt restructurings.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

(30)

The allowance for loan losses of $4.4 million at March 31, 2011 was $453,000, or 11.4%, higher than a year earlier, but the allowance for loan losses to non-performing loans ratio decreased from 42.22% at March 31, 2010 to 40.57% at March 31, 2011 primarily due to a higher total of non-performing loans.  Non-performing loans of $10.9 million at March 31, 2011 represented a $1.5 million increase from the total of $9.4 million at March 31, 2010.  It is management’s opinion that the allowance for loan losses at March 31, 2011 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At March 31, 2011, the Company had $8.8 million in loans categorized as a troubled debt restructuring, with one loan for $1.1 million also included in the table above in the total for loans accounted for on a non-accrual basis.  The total of $8.8 million included a $4.5 million loan on a hotel in northern Indiana, three land development credits totaling $1.5 million, a $1.1 million loan on a residential condominium project, and loans on fourteen single-family residential properties totaling $1.6 million.

Other Income

The Company recorded other income of $1.4 million for the first quarter of 2011, an increase of $37,000 over the total for the same period a year earlier that resulted primarily from the net of the following changes:

•
A $112,000 increase in other real estate owned rental income from $100,000 for the first quarter of 2010 to $212,000 that was primarily related to the mid-2010 acquisition of a strip commercial center;

•
Net gains on sales of available-for-sale securities decreased $52,000 from $104,000 for the first quarter of 2010 from four sales totaling $3.6 million to $52,000 for the first quarter of 2011 from two sales totaling $4.1 million; and

•
A $34,000 decrease in gains on sales of loans and servicing rights to $32,000 for the first quarter of 2011 from $66,000 for the same quarter a year earlier, that related primarily to weak market conditions with minimal refinancing activity in the most recently completed quarter.

Other Expense

Total other expense of $4.4 million for the first quarter of 2011 was $115,000, or 2.7%, higher than the first quarter of 2010, with the following major differences:

•
The $2.4 million total cost for salaries and employee benefits for the first quarter of 2011 was $129,000, or 5.7%, higher than the year earlier quarter, due primarily to annual salary increases, the added cost of filling vacant positions, an increase in retail incentive awards related to deposit goals, higher unemployment tax, and a $39,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan, partly offset by a $20,000 decrease in employee health insurance expense.  In light of the impact of poor economic conditions on the earnings of the Company, senior management agreed to forego salary increases for 2010 and 2011.

•
The $39,000, or 9.6% increase in net occupancy expense to $447,000 that was related primarily to a $35,000 refund of prior years’ real estate taxes that was received in the first quarter of 2010 as a result of successfully contesting the tax assessment on one of the Bank’s offices.

•
A decrease of $58,000 in legal and professional fees was due primarily to a lower expense recorded for legal fees in the first quarter of 2011, and a $25,000 recruiting fee that was incurred in the first quarter of 2010, while no recruiting fees were incurred in the first quarter of 2011.

Income Tax Expense

The Company had income before income taxes of $57,000, but recorded an income tax benefit of $64,000 for the first quarter of 2011 due to a significant amount of tax-exempt income, primarily from bank-owned life insurance.  For the same quarter of 2010, the Company had a loss before income taxes of $11,000 and recorded a tax benefit of $91,000 that also resulted primarily from tax-exempt BOLI income.

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

(31)

The Company also has a deferred federal tax asset that is composed of tax benefit from a net operating loss carry-forward and purchased tax credits.  The federal loss carry-forward expires in 2026, and the tax credits begin to expire in 2023.  Management believes that the Company will be able to utilize the benefits recorded for loss carry-forwards and credits within the allotted time periods.

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset.  Through sales of tax-exempt municipal securities, that segment of the investment portfolio has been reduced by $32.3 million, or 93.6%, from $34.5 million at December 31, 2006 to $2.2 million at March 31, 2011.  The proceeds from these sales have been reinvested in taxable financial instruments.  The Bank periodically evaluates a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income.  Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield.  Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to meet current and future obligations of a short-term nature.  Historically, funds provided by operations, loan repayments and new deposits have been our principal sources of liquid funds.  In addition, we have the ability to obtain funds through the sale of investment securities and mortgage loans, through borrowings from the FHLB system, and through the brokered certificates market.  We regularly adjust the investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability program.

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

At March 31, 2011, we had $5.8 million in loan commitments outstanding and $49.1 million of additional commitments for line of credit receivables.  Certificates of deposit due within one year of March 31, 2011, including  $5.3 million of brokered deposits, totaled $96.3 million, or 27.1% of total deposits.  If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2012.  However, based on past experiences we believe that a significant portion of the certificates of deposit will remain.  We have the ability to attract and retain deposits by adjusting the interest rates offered.  We held $16.5 million of brokered CDs at March 31, 2011, and $10.4 million at December 31, 2010.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments.  In the first three months of 2011, net loans receivable decreased by $3.7 million, or 1.2%.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors.  Total deposits increased by $17.0 million, or 5.0%, and total FHLB advances were reduced by $6.0 million, or 21.4%, during the first three months of 2011.

(32)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized.  Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations.  At March 31, 2011 and December 31, 2010, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements.  There are no conditions or events since March 31, 2011, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

March 31, 2011
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,349	13.08%	$25,294	8.00%	$31,626	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,375	11.82%	$12,647	4.00%	$18,975	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,375	8.74%	$12,835	3.00%	$21,003	5.00%

December 31, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,468	13.11%	$25,300	8.00%	$31,626	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,493	11.86%	$12,650	4.00%	$18,975	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,493	8.93%	$12,602	3.00%	$21,003	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

March 31, 2011
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,724	13.08%	$25,516	8.00%	$31,895	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,750	11.84%	$12,758	4.00%	$19,137	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,750	8.82%	$12,843	3.00%	$21,407	5.00%

(33)

December 31, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,762	13.10%	$25,513	8.00%	$31,891	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,787	11.85%	$12,756	4.00%	$19,135	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,787	8.99%	$12,611	3.00%	$21,019	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

(34)

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2011, and at March 31, 2011 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(35)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 13, 2011	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 13, 2011	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)