Form 10-Q
period 2011-06-30
AMERIANA BANCORP
filed 2011-08-12
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At August 11, 2011, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2011 (Unaudited)	December 31, 2010

Assets
Cash on hand and in other institutions	$4,866	$3,673
Interest-bearing demand deposits	22,876	8,074

Cash and cash equivalents	27,742	11,747
Investment securities available for sale	40,318	38,608
Loans held for sale	403	91
Loans, net of allowance for loan losses of $4,119 and $4,212	306,957	312,715
Premises and equipment	14,465	14,736
Stock in Federal Home Loan Bank	4,472	5,101
Goodwill	649	649
Cash value of life insurance	25,837	25,413
Other real estate owned	8,818	9,067
Other assets	10,400	11,530

Total assets	$440,061	$429,657

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$38,906	$34,769
Interest-bearing	315,259	303,209

Total deposits	354,165	337,978
Borrowings	45,810	51,810
Drafts payable	1,395	1,594
Other liabilities	5,216	5,024

Total liabilities	406,586	396,406

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,050	1,048
Retained earnings	32,180	31,849
Accumulated other comprehensive income	29	138
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	33,475	33,251

Total liabilities and shareholders’ equity	$440,061	$429,657

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$4,440	$4,722	$8,834	$9,398
Interest on mortgage-backed securities	303	314	591	632
Interest on investment securities	32	43	70	95
Other interest and dividend income	48	38	94	75

Total interest income	4,823	5,117	9,589	10,200

Interest Expense
Interest on deposits	858	1,107	1,720	2,276
Interest on borrowings	397	638	872	1,269

Total interest expense	1,255	1,745	2,592	3,545

Net Interest Income	3,568	3,372	6,997	6,655
Provision for loan losses	255	658	615	1,018

Net Interest Income After Provision for Loan Losses	3,313	2,714	6,382	5,637

Other Income
Other fees and service charges	538	531	999	1,000
Brokerage and insurance commissions	387	322	773	686
Net realized and recognized gains on available-for-sale investment securities	448	1	500	105
Gains on sales of loans and servicing rights	87	639	119	705
Net loss from sales and write-downs of other real estate owned	(644)	(145)	(655)	(180)
Other real estate owned rental income	146	110	358	210
Increase in cash value of life insurance	214	219	424	437
Other	73	42	120	108

Total other income	1,249	1,719	2,638	3,071

Other Expense
Salaries and employee benefits	2,357	2,351	4,760	4,625
Net occupancy expense	393	367	840	775
Furniture and equipment expense	213	216	432	431
Legal and professional fees	126	176	289	397
FDIC insurance premiums and assessments	152	195	360	391
Data processing expense	182	190	384	366
Printing and office supplies	62	59	130	113
Marketing expense	110	78	198	179
Other real estate owned expense	334	326	517	534
Other	381	262	801	695

Total other expense	4,310	4,220	8,711	8,506

Income Before Income Taxes	252	213	309	202
Income tax benefit	18	16	82	107

Net Income	$270	$229	$391	$309

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings Per Share	$0.09	$0.08	$0.13	$0.10

Diluted Earnings Per Share	$0.09	$0.08	$0.13	$0.10

Dividends Declared Per Share	$0.01	$0.01	$0.02	$0.02

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2011

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2010	$3,214	$1,048	$31,849	$138	$(2,998)	$33,251
Net Income	—	—	391	—	—	391
Decrease of $165 in unrealized gain on available-for-sale securities, net of income tax benefit of $56	—	—	—	(109)	—	(109)

Comprehensive income						282
Share-based compensation	—	2	—	—	—	2
Dividends declared ($0.02 per share)	—	—	(60)	—	—	(60)

Balance at June 30, 2011	$3,214	$1,050	$32,180	$29	$(2,998)	$33,475

See notes to consolidated condensed financial statement.

(6)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$391	$309
Items not requiring (providing) cash
Provision for losses on loans	615	1,018
Depreciation and amortization	630	569
Increase in cash value of life insurance	(424)	(437)
Gain from sale of available-for-sale securities	(500)	(105)
Loss on sale or write-down of other real estate owned	655	180
Mortgage loans originated for sale	(4,624)	(7,050)
Proceeds from sales of mortgage loans originated for sale	4,371	7,398
Gains on sales of mortgage loans and servicing rights	(119)	(705)
Decrease in accrued interest payable	(51)	(278)
Other adjustments	1,459	957

Net cash provided by operating activities	2,403	1,856

Investing Activities
Purchase of securities	(31,087)	(10,417)
Proceeds/principal from the sale of securities	27,245	4,444
Principal collected on mortgage-backed securities	2,365	2,445
Net change in loans	2,773	1,708
Proceeds from sales of mortgage loans transferred to held for sale	—	11,436
Proceeds from sales of other real estate owned	1,979	993
Net purchases and construction of premises and equipment	(228)	(55)
Proceeds from stock repurchased by Federal Home Loan Bank	629	—
Other investing activities	6	(15)

Net cash provided by investing activities	3,682	10,539

Financing Activities
Net change in demand and savings deposits	17,115	3,669
Net change in brokered certificates of deposit	1,057	—
Net change in other certificates of deposit	(1,985)	(10,265)
(Decrease) increase in drafts payable	(199)	944
Proceeds from long-term borrowings	—	3,000
Repayment of long-term borrowings	(6,000)	(8,375)
Net change in advances by borrowers for taxes and insurance	(18)	(121)
Cash dividends paid	(60)	(60)

Net cash provided by (used) in financing activities	9,910	(11,208)

Change in Cash and Cash Equivalents	15,995	1,187
Cash and Cash Equivalents at Beginning of Year	11,747	19,588

Cash and Cash Equivalents at End of Quarter	$27,742	$20,775

Supplemental information:

Interest paid on deposits	$1,727	$2,538

Interest paid on borrowings	$917	$1,285

Non-cash supplemental information:

Transfers from loans to other real estate owned	$2,385	$5,445

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B – SHAREHOLDERS’ EQUITY

On June 22, 2011, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on July 8, 2011, and was paid on July 29, 2011.

No stock options were exercised during the second quarter of 2011.

NOTE C – EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended June 30,
	2011			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$270	2,988,952	$0.09	$229	2,988,952	$0.08

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$270	2,988,952	$0.09	$229	2,988,952	$0.08

	(In thousands, except share data)
	Six Months Ended June 30,
	2011			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$391	2,988,952	$0.13	$309	2,988,952	$0.10

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$391	2,988,952	$0.13	$309	2,988,952	$0.10

Options to purchase 168,982 and 169,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

(8)

NOTE D – INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2011 and December 31, 2010 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,821	$102	$145	$33,778
Ginnie Mae collateralized mortgage obligations	4,800	29	—	4,829
Mutual fund	1,653	58	—	1,711

	$40,274	$189	$145	$40,318

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,210	$336	$110	$29,436
Ginnie Mae collateralized mortgage obligations	5,335	8	2	5,341
Municipal securities	2,228	12	76	2,164
Mutual fund	1,626	41	—	1,667

	$38,399	$397	$188	$38,608

The amortized cost and fair value of securities available for sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	33,821	33,778
Ginnie Mae collateralized mortgage obligations	4,800	4,829
Mutual fund	1,653	1,711

	$40,274	$40,318

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

Mutual fund: The mutual fund balance at June 30, 2011 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2011 and December 31, 2010 were $24,700,000 and $9,159,000, respectively, which was approximately 61.4% and 23.7%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 (dollars in thousands):

At June 30, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$24,700	$145	$—	$—	$24,700	$145

	$24,700	$145	$—	$—	$24,700	$145

At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,055	$109	$51	$1	$5,106	$110
Ginnie Mae collateralized mortgage obligations	2,225	2	—	—	2,225	2
Municipal securities	1,828	76	—	—	1,828	76

	$9,108	$187	$51	$1	$9,159	$188

Together with mortgage loans, investment securities with a total market value of $4,829,000 and $5,341,000 were pledged at June 30, 2011 and December 31, 2010, respectively, to secure FHLB advances and four letters of credit.

Investment securities with a total market value of $9,684,000 and $9,047,000 were pledged at June 30, 2011 and December 31, 2010, respectively, to secure a repurchase agreement.

A gross gain of $463,000 and a gross loss of $15,000 resulting from sales of available-for-sale securities were realized during the three-month period ended June 30, 2011, with a net tax expense of $152,000, compared to a gross gain of $4,000 and a gross loss of $3,000 for the three-month period ended June 30, 2010.

A gross gain of $515,000 and a gross loss of $15,000 resulting from sales of available-for-sale securities were realized during the first six months of 2011, with a net tax expense of $170,000, compared to a gross gain of $108,000 and a gross loss of $3,000 for the first six months of 2010, with a net tax expense of $36,000.

(10)

NOTE E – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)
	At June 30,	At December 31,
	2011	2010
Real estate loans:
Commercial	$97,218	$94,595
Residential	158,533	167,162
Construction	24,339	26,817
Commercial loans and leases	25,396	22,360
Municipal loans	2,918	2,718
Consumer loans	3,165	3,943

Total loans	311,569	317,595

Less:
Undisbursed loan proceeds	187	443
Deferred loan fees (expenses), net	306	225
Allowance for loan losses	4,119	4,212

	4,612	4,880

Total loans – net	$306,957	$312,715

The risk characteristics of each loan portfolio segment are as follows:

Commercial Real Estate: These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors and evaluates commercial real estate loans based on collateral and risk grade criteria. As a general rule, the Bank avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans.

Construction: Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial: Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Residential and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Bank generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and

(11)

consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Municipal: Municipal loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most municipal loans are secured by the full faith and credit of the municipality. The availability of funds for the repayment of these loans may be substantially dependent on the ability of the municipality to collect taxes or other revenue.

Allowance for Loan and Lease Losses Methodology:

Bank policy is designed to ensure that an adequate allowance for loan and lease losses (“ALLL”) will be maintained. Primary responsibility for ensuring that the Bank has in place processes to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged the Chief Credit Officer (“CCO”) with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. The methodology will be reviewed and affirmed by the Loan Review Officer. Quarterly the Board will review recommendations from the CCO to adjust the allowance as appropriate.

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

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the prior 12 quarters. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

The following tables present the balance in allowance for loan losses and the recorded investment in loans and impairment methods as of June 30, 2011 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$833	$1,741	$1,041	$723	—	$78	$4,416
Provision (credit) for losses	(159)	(22)	338	100	—	(2)	255
Charge-offs (1)	(1)	(38)	(520)	—	—	(11)	(570)
Recoveries	1	12	—	1	—	4	18

Balance at end of quarter	$674	$1,693	$859	$824	—	$69	$4,119

(12)

Allowance for Loan Losses and Recorded Investment In Loans

For Six Months Ended June 30, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$639	$1,584	$1,254	$657	—	$78	$4,212
Provision for losses	35	273	127	166	—	14	615
Charge-offs (1)	(1)	(191)	(522)	—	—	(31)	(745)
Recoveries	1	27	—	1	—	8	37

Balance at end of period	$674	$1,693	$859	$824	—	$69	$4,119

Ending allowance balance:
Individually evaluated for impairment	$398	$782	$426	$226	$—	$8	$1,840
Collectively evaluated for impairment	276	911	433	598	—	61	2,279

Total	$674	$1,693	$859	$824	—	$69	$4,119

Ending loan balance:
Individually evaluated for impairment	$4,721	$5,741	$2,961	$758	$—	$53	$14,234
Collectively evaluated for impairment	92,497	152,792	21,378	24,638	2,918	3,112	297,335

Total	$97,218	$158,533	$24,339	$25,396	$2,918	$3,165	$311,569

The following table presents the balance in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2010 (dollars in thousands):

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

(13)

(1) Policy for Charging Off Loans:

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

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by the CCO. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Marketing Officer and Loan Review Officer. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge off of a loan must be approved by the CCO.

The following table presents an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010
Balance at beginning of period	$4,416	$3,963	$4,212	$4,005
Provision for losses	255	658	615	1,018
Charge-offs	(570)	(607)	(745)	(1,147)
Recoveries	18	19	37	157

Net charge-offs	(552)	(588)	(708)	(990)

Balance at end of Period	$4,119	$4,033	$4,119	$4,033

Narrative Description of Borrower Rating:

Grade 1 – Highest Quality (Pass)

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

Grade 2 – Excellent Quality (Pass)

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

Grade 3 – Good Quality (Pass)

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

Grade 4 – Acceptable Quality (Pass)

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

(14)

Grade 5 – Marginal Quality (Pass)

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

Grade 7 – Special Mention

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

Grade 8 – Substandard

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

Grade 9 – Doubtful

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

Grade 10 – Loss

Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

(15)

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Loan Portfolio Quality Indicators

At June 30, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$79,798	$151,208	$14,306	$22,456	$2,918	$3,165	$273,851
Watch (Grade 6)	7,362	1,087	5,905	1,758	—	—	16,112
Special Mention (Grade 7)	5,337	497	1,167	425	—	—	7,426
Substandard (Grade 8)	4,721	1,763	240	83	—	—	6,807
Doubtful (Grade 9)	—	3,978	2,721	674	—	—	7,373
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$97,218	$158,533	$24,339	$25,396	$2,918	$3,165	$311,569

Loan Portfolio Quality Indicators

At December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$76,303	$157,801	$18,383	$21,277	$2,718	$3,929	$280,411
Watch (Grade 6)	6,501	1,257	2,685	513	—	—	10,956
Special Mention (Grade 7)	5,420	216	55	43	—	—	5,734
Substandard (Grade 8)	6,168	1,630	1,510	—	—	—	9,308
Doubtful (Grade 9)	203	6,258	4,184	527	—	14	11,186
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$94,595	$167,162	$26,817	$22,360	$2,718	$3,943	$317,595

(16)

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010 (dollars in thousands):

Loan Portfolio Aging Analysis

At June 30, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$97,218	$97,218	$—
Residential	873	577	4,394	5,844	152,689	158,533	725
Construction	2,721	—	—	2,721	21,618	24,339	—
Commercial loans and leases	530	—	652	1,182	24,214	25,396	—
Municipal loans	—	—	—	—	2,918	2,918	—
Consumer loans	23	1	31	55	3,110	3,165	31

Total	$4,147	$578	$5,077	$9,802	$301,767	$311,569	$756

(A)	Includes $2,721,000 in loans classified as nonaccrual that are less than 30 days past due, which are construction loans.

Loan Portfolio Aging Analysis

At December 31, 2010

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$94,595	$94,595	$—
Residential	2,069	538	5,221	7,828	159,334	167,162	60
Construction	4,909	—	—	4,909	21,908	26,817	—
Commercial loans and leases	—	203	527	730	21,630	22,360	—
Municipal loans	—	—	—	—	2,718	2,718	—
Consumer loans	191	11	14	216	3,727	3,943	—

Total	$7,169	$752	$5,762	$13,683	$303,912	$317,595	$60

(A)	Includes $2,978,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,097,000 are residential real estate loans and $1,881,000 are construction loans.

(17)

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

For all loan classes, when interest accrual is discontinued all unpaid accrued interest is reversed when considered uncollectible. When a loan is in a non-accrual status, all cash payments of interest are applied to loan principal. Should the loan be reinstated to accrual status, all cash payments of interest received while in non-accrual status will be taken into income over the remaining life of the loan using the level yield accounting method.

The following table presents impaired loans for the six months ended June 30, 2011 (dollars in thousands):

Impaired Loans

At June 30, 2011

				Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—	—	—
Residential	—	—	N/A	—	—	—	—
Construction	—	—	N/A	—	—	—	—
Commercial loans and leases	—	—	N/A	—	—	—	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	—	—	N/A	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$4,721	$4,721	$398	$5,074	$—	$5,629	$2
Residential	5,745	5,766	780	6,028	—	6,312	42
Construction	2,961	3,124	426	3,677	—	4,393	14
Commercial loans and leases	758	758	226	849	—	942	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	53	53	8	53	—	52	—

Total	$14,238	$14,238	$1,838	$15,681	$—	$17,328	$58

All Impaired Loans	$14,238	$14,422	$1,838	$15,681	$—	$17,328	$58

(18)

(1)	Includes all loans that were classified as impaired at any time during the three-month and six-month periods, not just impaired loans at June 30, 2011, and their average balance for only the time during the three-month and six-month period during which they were classified as impaired.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and six months ended June 30, 2011.

Cash basis interest on impaired loans included above was $64,000 and $155,000 for the three months and six months ended June 30, 2011, respectively.

The following table presents impaired loans for the year ended December 31, 2010 (dollars in thousands):

Impaired Loans

At December 31, 2010

	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A
Residential	$60	$60	N/A
Construction	—	—	N/A
Commercial loans and leases	—	—	N/A
Municipal loans	—	—	N/A
Consumer loans	—	—	N/A

Total	$60	$60	N/A

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$6,288	$6,288	$406
Residential	7,544	7,544	876
Construction	5,694	5,694	797
Commercial loans and leases	1,055	1,055	97
Municipal loans	—	—	—
Consumer loans	42	42	8

Total	$20,623	$20,623	$2,184

All Impaired Loans	$20,683	$20,683	$2,184

(19)

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

Policy for recognizing interest income on non-accrual loans:

For all loan classes, when a loan is in a non-accrual status all cash payments of interest are applied to loan principal.

A loan placed on non-accrual may be restored to accrual status when all delinquent principal and interest has been brought current, and the Bank expects full payment of the remaining contractual principal and interest including any previous charge-offs. The Bank requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status. Should the loan be reinstated to accrual status, all cash payments of interest received while in non-accrual status will be taken into income over the remaining life of the loan using the level yield accounting method.

The following table presents the Company’s non-accrual loans at June 30, 2011 and December 31, 2010 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At June 30,	At December 31,
	2011	2010
Real estate loans:
Commercial	$—	$—
Residential	3,985	6,258
Construction	2,721	4,184
Commercial loans and leases	674	731
Municipal loans	—	—
Consumer loans	—	14

Total	$7,380	$11,187

Troubled debt restructurings totaled $8,259,000 and $8,393,000 at June 30, 2011 and December 31, 2010, respectively. Total non-accrual loans at June 30, 2011 and December 31, 2010 included $1,123,000 and $2,245,000 of troubled debt restructurings, respectively.

NOTE F – CURRENT AND FUTURE ACCOUNTING MATTERS

•	Financial Accounting Standards Board (FASB)

•

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

(20)

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

•

ASU No. 2011-02; In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We are assessing the impact of ASU 2011-02 on our financial condition, results of operations, and disclosures.

•

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

•

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

•

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE G -– RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at June 30, 2011 and December 31, 2010 was $1,914,000 and $1,879,000, respectively. The expense for the plan was $49,000 and $46,000 for the three-month periods ended June 30, 2011 and June 30, 2010, respectively. The expense for the plan was $98,000 and $92,000 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

(21)

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

Level 2 securities include U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities, and municipal securities. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features. The Company has reviewed the methodologies used by the third party and has determined that the securities are properly classified as Level 2.

The Company currently holds no securities valued in Level 3.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,778	$—	$33,778	$—
Ginnie Mae collateralized mortgage obligations	4,829	—	4,829	—
Mutual fund	1,711	1,711	—	—

	$40,318	$1,711	$38,607	$—

At December 31, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$—	$29,436	$—
Ginnie Mae collateralized mortgage obligations	5,341	—	5,341
Municipal securities	2,164	—	2,164	—
Mutual fund	1,667	1,667	—	—

	$38,608	$1,667	$36,941	$—

(22)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010. The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2011:
Impaired loans	$8,741	$—	$—	$8,741
Other real estate owned	2,334	—	—	2,334
At December 31, 2010:
Impaired loans	$17,388	$—	$—	$17,388
Other real estate owned	4,028	—	—	4,028

(23)

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

The following table presents the estimates of fair value of financial instruments (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$27,742	$27,742	$11,747	$11,747
Investment securities available for sale	40,318	40,318	38,608	38,608
Loans held for sale	403	403	91	91
Loans	306,957	314,297	312,715	318,753
Stock in FHLB	4,472	4,472	5,101	5,101
Mortgage servicing rights	649	649	689	689
Interest and dividends receivable	1,018	1,018	1,065	1,065

Liabilities
Deposits	354,165	356,635	337,978	340,430
Borrowings	45,810	44,926	51,810	50,061
Drafts payable	1,395	1,395	1,594	1,594
Interest and dividends payable	92	92	143	143

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

(24)

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of June 30, 2011, there were four outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $21.8 million that the Company had collateralized with investment securities and residential mortgage loans.

NOTE J – SUBSEQUENT EVENTS

Ameriana Insurance Agency, a wholly-owned subsidiary of Ameriana Bank, entered into an agreement in April 2011 to purchase a book of business of another insurance agency located in its market area that had 2010 commission income totaling approximately $135,000. The transaction closed on July 27, 2011.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K), and our other reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates and real estate property values in our market area, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors,” in this Form 10-Q under Part II, Item 1A -”Risk Factors,” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB.” As a result of the conversion in 2002 from a federally chartered bank, the Bank became subject to regulation by the Indiana Department of Financial Institutions and the FDIC. On July 31, 2006, the Bank closed its Trust Department and adopted the name Ameriana Bank, SB, on September 12, 2006. On June 10, 2009, the Bank converted to an Indiana chartered commercial bank and adopted the name Ameriana Bank. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana and a loan production office in Carmel, Indiana.

(25)

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds along with borrowed funds primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, commercial and industrial loans and leases, and, to a lesser extent, consumer loans and loans to municipalities. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms ranging from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is FHLB advances. Through our subsidiaries, we engage in insurance and investment and brokerage activities.

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

Executive Overview of the Second Quarter of 2011

The Company recorded net income of $270,000, or $0.09 per share, for the three-month period ended June 30, 2011, that represented its eighth consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•

All three of the Bank’s capital ratios at June 30, 2011 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the second quarter of 2011 was $192,000, or 5.7%, higher than the same quarter in 2010, with a 2.0% increase in interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.74% on a fully tax-equivalent basis for the second quarter of 2011 represented a two basis points decrease from the first quarter of 2011, but was 13 basis points higher than the same period in 2010. The improvement over the same quarter a year earlier resulted primarily from a significant reduction in the Bank’s average cost of deposits.

•

Due to a continuing elevated level of non-performing loans and charge-offs, the Bank recorded a $255,000 provision for loan losses in the second quarter of 2011, compared to $360,000 in the first quarter of 2011, and $658,000 in the year earlier quarter.

•

Other income of $1.2 million for the second quarter of 2011 represented a $470,000, or 27.3%, decrease from the total for the same quarter of 2010, and resulted primarily from a $499,000 increase in the net loss from sales and write-downs of other real estate owned, a $552,000 decrease in gains on sales of loans and servicing rights, partially offset by a $447,000 increase in gains on sales of available-for-sale investment securities, and a $65,000 increase in brokerage and insurance commissions.

(26)

•	The other real estate owned losses in the second quarter of 2011 included a $678,000 write-down of a strip commercial center.

•	Gains from loans sales in the second quarter of 2010 included a $560,000 gain from a bulk sale of $10.9 million of seasoned performing residential mortgage loans.

•

Other expense for the second quarter of 2011 of $4.3 million was $90,000, or 2.1%, higher than the same quarter in 2010, primarily as a result of a $292,000 expense reversal in the first six months of 2010 related to the elimination of a directors’ post-retirement benefit plan, which was offset in part by $86,000 in loan expense resulting from the write-off of receivables from customers that represented advances for taxes and various other items.

•

The Company had income before income taxes of $252,000 for the second quarter of 2011, but recorded an income tax benefit of $18,000 that resulted primarily from a significant amount of tax-exempt income from bank-owned life insurance.

For the second quarter of 2011, total assets decreased by $1.1 million, or 0.3%, to $440.1 million from $441.2 million at March 31, 2011:

•

Investments in interest-bearing demand deposits decreased $4.1 million from $27.0 million at March 31, 2011 to $22.9 million at June 30, 2011, of which $22.8 million was invested at the Federal Reserve Bank of Chicago.

•

A $7.5 million increase in the investment securities portfolio during the second quarter of 2011 to $40.3 million resulted primarily from purchases exceeding sales of mortgage-backed securities by $10.2 million, reduced by $2.2 million in sales of municipal securities, and $907,000 in principal payments on mortgage-backed securities.

•

Net loans receivable of $307.0 million at June 30, 2011 represented a decrease of $2.1 million, or 0.7%, for the second quarter of 2011, due primarily to a $3.4 million reduction in the residential mortgage loan portfolio that was reflective of both a weak housing market and the Bank’s strategy of selling most of its new production longer-term fixed-rate residential mortgage loans in the secondary market.

•	Total non-performing loans of $8.1 million, or 2.6% of total net loans at June 30, 2011, represented a decrease of $2.8 million from March 31, 2011.

•	The allowance for loan losses of $4.1 million at June 30, 2011 was 1.32% of total loans and 50.6% of non-performing loans, compared to ratios of 1.41% and 40.6%, respectively, at March 31, 2011.

•

Other real estate owned of $8.8 million at June 30, 2011 represented a decrease of $209,000 from March 31, 2011, with three properties totaling $2.2 million added, three properties with a total book value of $1.7 million sold, and $713,000 in write-downs during the quarter.

•

During the second quarter of 2011, total deposits decreased by $800,000, or 0.2%, to $354.2 million, due primarily to the redemption of $5.1 million of brokered certificates of deposit. The Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. This strategy resulted in a $5.4 million increase in checking, money market and savings balances, and a $1.1 million decrease in non-brokered certificates of deposit during the quarter.

Regulatory Action

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things:

•	Adopt a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and to maintain a Total Risk-Based Capital Ratio of 12.00%;

(27)

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations of the Company can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex, and subject to change if actual circumstances differ from those that were assumed. The following are the Company’s critical accounting policies:

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

(28)

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

Valuation Measurements. Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in ASC 820 “Fair Value Measurements and Disclosures,” which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At June 30, 2011 and December 31, 2010, we determined that valuation allowances were not necessary for our federal deferred tax asset,

(29)

largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at June 30, 2011.

FINANCIAL CONDITION

Total assets of $440.1 million at June 30, 2011 represented an increase of $10.4 million, or 2.4%, from the December 31, 2010 total of $429.7 million, and was due primarily to an increase in cash and cash equivalents resulting mostly from the Bank’s growth in deposit accounts.

Cash and cash equivalents of $27.7 million at June 30, 2011 increased $16.0 million from the December 31, 2010 total of $11.7 million. Of the total at June 30, 2011, $22.8 million was in interest-bearing over-night deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale increased by $1.7 million, or 4.4%, to $40.3 million at June 30, 2011 from $38.6 million at December 31, 2010. This increase resulted primarily from purchases of mortgage-backed securities totaling $31.1 million, reduced by $25.0 million in sales of mortgage-backed securities, sales of municipal securities totaling $2.2 million, and $2.4 million of principal repayments on mortgage-backed securities. All mortgage-backed securities in the portfolio at June 30, 2011, which totaled $38.6 million, are insured by either the U.S. Government agency Ginnie Mae, or by a U.S. Government sponsored enterprise (“GSE”), Fannie Mae or Freddie Mac. As a result of the $2.2 million in sales which occurred during the second quarter, the Bank held no municipal securities in the portfolio as of June 30, 2011.

Net loans receivable decreased by $5.7 million, or 1.8%, to $307.0 million at June 30, 2011 from $312.7 million at December 31, 2010, primarily due to an $8.6 million decrease in the residential mortgage loan portfolio to $158.5 million. This decline was reflective of both the weak housing market and the Bank’s strategy that involved selling $4.3 million in new production fixed-rate product in the first six months of 2011. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives. The net growth in the other segments of the loan portfolio was also limited by weak economic conditions.

Premises and equipment of $14.5 million at June 30, 2011 represented a $271,000 decrease from $14.7 million at December 31, 2010. The net decrease was a result of $500,000 of depreciation for the six months ended June 30, 2011 exceeding net capital expenditures of $229,000 for the period.

Goodwill of $649,000 at June 30, 2011 was unchanged from December 31, 2010. $457,000 of the goodwill relates to deposits associated with a banking center acquired on February 27, 1998 and $192,000 is the result of two separate acquisitions of insurance businesses. The Bank’s impairment tests reflected that there was no impairment as of June 30, 2011.

We have investments in life insurance on employees and directors with a balance or cash surrender value of $25.8 million and $25.4 million at June 30, 2011 and December 31, 2010, respectively. The non-taxable increase in cash surrender value of this life insurance was $424,000 for the first six months of 2011, compared to $437,000 for the same period a year earlier.

(30)

Other real estate owned of $8.8 million at June 30, 2011, represented a decrease of $249,000 from December 31, 2010, with four additions totaling $2.5 million and seven sales of properties with book values totaling $1.9 million during the six month period. The additions included three single-family properties, and an operating golf course and residential real estate development project with a book value at June 30, 2011 of $2.0 million. The sales consisted of five single-family properties, a commercial property, and an apartment complex with a book value of $1.7 million that was sold at a $72,000 gain. Write-downs of other real estate owned during the six month period totaled $713,000, of which $678,000 was related to a strip commercial center.

Other assets were $10.4 million at June 30, 2011, compared to $11.5 million at December 31, 2010. The net decrease of $1.1 million resulted primarily from the receipt of a $676,000 transfer related to the Bank’s commercial sweep investment product, and a $343,000 reduction of our prepaid FDIC insurance premiums balance.

Total deposits of $354.2 million at June 30, 2011 represented an increase of $16.2 million, or 4.8%, from $338.0 million at December 31, 2010, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. During the first six months of 2011, checking, money market and savings balances increased $17.1 million, while non-brokered certificate of deposit balances decreased $2.0 million. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits. In early 2011, the Bank added $6.2 million in callable brokered certificates of deposit, of which $6.0 million was used to pay off a maturing note payable to the Federal Home Loan Bank. In June, due to greater than expected retail deposit growth at the time, the Bank exercised call options and redeemed $5.1 million of brokered certificates of deposit that were issued in late 2010, which brought the total of brokered deposits down to $11.4 million at June 30, 2011.

Borrowings declined by $6.0 million during the first six months of 2011 to $45.8 million, as the Bank repaid a Federal Home Loan Bank note with an interest rate of 3.38%, using the proceeds from new callable brokered certificates of deposit with a weighted-average all-in cost of 1.30% and a weighted-average term of 29 months. The Bank also replaced three notes totaling $20.0 million before their maturity dates with two new notes totaling $20.0 million, under the Federal Home Loan Bank’s “Blend and Extend Program.” The weighted-average interest rate of this debt was reduced by 32 basis points, and the maturities were extended during the current low interest rate environment. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.4 million at June 30, 2011 were down $199,000 from $1.6 million at December 31, 2010. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $33.5 million at June 30, 2011 represented a $224,000 increase over the total of $33.3 million at December 31, 2010. The increase resulted from net income of $391,000 and $2,000 of paid-in capital related to stock options, reduced by a $109,000 unrealized loss net of income tax benefit from the Bank’s available-for-sale investment securities portfolio, and $60,000 in dividends declared during the six month period. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

Second Quarter of 2011 compared to the Second Quarter of 2010

The Company recorded net income of $270,000, or $0.09 per diluted share, for the second quarter of 2011, compared to net income of $229,000, or $0.08 per diluted share, for the second quarter of 2010.

Credit costs associated with a high level of nonperforming assets that resulted from an extended period of weak economic conditions continued to adversely affect earnings during the second quarter of 2011, as they did in the prior quarter and throughout 2010. The earnings growth for the second quarter of 2011 compared to the same quarter a year earlier was related primarily to an improvement in net interest income that was achieved mostly through a reduction in the Bank’s cost of funds, and a decrease in the provision for loan losses.

(31)

Net Interest Income

The Company’s net interest income on a fully tax-equivalent basis increased by $192,000 or 5.7%, to $3.6 million for the second quarter of 2011, compared to $3.4 million for the same period of 2010, with average interest-earning assets totaling $384.5 million, a 2.0% increase over the same period of 2010. The growth in net interest income was accomplished mostly through an improvement in interest rate spread that was due primarily to a decrease in the Bank’s cost of funds. Net interest margin on a fully tax-equivalent basis increased 13 basis points to 3.74% for the second quarter of 2011 from 3.61% for the second quarter of 2010. The Bank benefited from certain market conditions that allowed it to decrease its cost of funds, primarily through the re-pricing of deposit accounts in a relatively stable low interest rate environment, while limiting the decrease in its yield on earning assets to a lesser degree.

Tax-exempt interest was $46,000 for the second quarter of 2011 compared to $55,000 for the same period of 2010, and resulted from bank-qualified municipal securities and municipal loans. Tax-equivalent adjustments were $21,000 and $25,000 for the second quarter of 2011 and 2010, respectively. The decrease in tax-exempt interest for the second quarter of 2011 compared to the same period of 2010 was due primarily to the Bank’s sales of municipal securities.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended June 30,
	2011	2010
Balance at beginning of quarter	$4,416	$3,963
Provision for loan losses	255	658
Charge-offs	(570)	(607)
Recoveries	18	19

Net charge-offs	(552)	(588)

Balance at end of period	$4,119	$4,033

Allowance to total loans	1.32%	1.32%

Allowance to non-performing loans	50.63%	68.68%

We recorded a provision for loan losses of $255,000 in the second quarter of 2011, a $403,000 reduction from the $658,000 provision in the same quarter of 2010. Although the 2011 provision represents a significant decrease from the year earlier quarter, at its current level it is still reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans and charge-offs. The decrease in provision resulted primarily from a difference in the quarterly change in the measurement of the credit risk profile of the loan portfolio. Although net charge-offs were similar for the two periods, the allowance to total loans percentage was increased 9 basis points during the second quarter of 2010, while the allowance to total loans percentage was decreased 9 basis points during the second quarter of 2011.

(32)

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	June 30,
	2011	2010
Loans accounted for on a non-accrual basis	$7,380	$5,753
Accruing loans contractually past due 90 days or more	756	119

Total of non-accrual and 90 days past due loans (1)	$8,136	$5,872

Percentage of total net loans	2.62%	1.94%

Other non-performing assets (2)	$8,918	$9,825
Total of non-performing assets	$17,054	$15,697

Percentage of total assets	3.88%	3.64%

Troubled debt restructurings in nonaccrual total (1)	$1,123	$1,071
Total troubled debt restructurings	$8,259	$8,414

(1)	Total nonaccrual loans at June 30, 2011 included one troubled debt restructuring, which had a balance of $1.1 million.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.1 million at June 30, 2011 was $86,000 higher than a year earlier, but the allowance for loan losses to non-performing loans ratio decreased from 68.68% at June 30, 2010 to 50.63% at June 30, 2011 due to a higher total of non-performing loans. Non-performing loans of $8.1 million at June 30, 2011 represented a $2.2 million increase from the total of $5.9 million at June 30, 2010, and a $2.5 million decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at June 30, 2011 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

Total charge-offs of $570,000 for the second quarter of 2011 included a $519,000 charge-off on a credit supported by an Indianapolis area operating golf course and residential real estate development project, that was recorded at the time the collateral was transferred to OREO. The $519,000 charge-off was based on an appraisal received during the second quarter that reflected deterioration in the market value of the property during the period the credit had been held as an impaired loan.

At June 30, 2011, the Company had $8.3 million in loans categorized as a troubled debt restructuring, with one loan for $1.1 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $8.3 million included a $4.5 million loan on a hotel in northern Indiana, a $1.1 million loan on a residential condominium project, a construction loan with a balance of $440,000, and loans on eighteen single-family residential properties totaling $2.2 million.

Other Income

The Company recorded other income of $1.2 million for the second quarter of 2011, a decrease of $470,000 from the total for the same period a year earlier that resulted primarily from the net of the following changes:

•

A $499,000 increase in the net loss from sales and write-downs of other real estate owned from $145,000 for the second quarter of 2010 to $644,000 for the second quarter of 2011, related primarily to a $678,000 write-down of a strip commercial center that was based on an appraisal received during the second quarter that reflected further deterioration in the market value of the property since it had been transferred to OREO in mid-2010;

(33)

•

A $552,000 decrease in gains on sales of loans and servicing rights to $87,000 for the second quarter of 2011 from $639,000 for the same quarter a year earlier, that related primarily to a $560,000 gain in 2010 from a bulk sale of $10.9 million of seasoned performing residential mortgage loans;

•

A $447,000 increase in net gains on sales of available-for-sale securities from $1,000 for the second quarter of 2010 from two sales totaling $808,000 to $448,000 in net gains for the second quarter of 2011 from fourteen sales totaling $23.1 million; and

•	A $65,000 increase in brokerage and insurance commissions that resulted primarily from increased brokerage sales by the Bank’s subsidiary, Ameriana Financial Services, Inc.

Other Expense

Total other expense of $4.3 million for the second quarter of 2011 was $90,000, or 2.1%, higher than the second quarter of 2010, with the following major differences:

•

Other expense of $381,000 for the second quarter of 2011 was $119,000 higher than the total for the second quarter of 2010 that benefited from a $292,000 expense reversal related to the elimination of a directors’ post-retirement benefit plan, which was offset in part by $86,000 in second quarter 2010 loan expense resulting from the write-off of receivables from customers that represented advances for taxes and various other items;

•	A $26,000, or 7.1%, increase in net occupancy expense to $393,000 that resulted primarily from a $16,000 increase in rent for a banking center that was related mostly to a real estate tax adjustment;

•	A $32,000 increase in marketing expense that related primarily to a retail checking campaign;

•	A decrease of $50,000 in legal and professional fees that was due primarily to a lower expense recorded for legal fees related to problem loans in the second quarter of 2011; and

•	A $43,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology that became effective with the beginning of the second quarter of 2011.

Income Tax Expense

The Company had income before income taxes of $252,000, but recorded an income tax benefit of $18,000 for the second quarter of 2011 due to a significant amount of tax-exempt income, primarily from bank-owned life insurance. For the same quarter of 2010, the Company had income before income taxes of $213,000 and recorded a tax benefit of $16,000 that also resulted primarily from tax-exempt BOLI income.

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

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. With the sales of five tax-exempt municipal securities in the second quarter of 2011, that segment of the Bank’s investment portfolio that totaled $34.5 million at December 31, 2006 has been reduced to zero. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank periodically evaluates a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income. Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve

(34)

the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

The Company recorded net income of $391,000, or $0.13 per diluted share, for the first six months of 2011, an increase of $82,000 from net income of $309,000, or $0.10 per diluted share, for the first six months of 2010.

One of the major factors in the earnings improvement was net interest income growth of $342,000, or 5.1%, compared to the first half of 2010 that resulted primarily from the Bank’s success with continuing efforts related to enhancing net interest margin. A lower provision for loan losses also contributed to the earnings improvement.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $331,000, or 4.9%, to $7.0 million for the first six months of 2011 compared to $6.7 million for the same period of 2010, primarily as a result of a 33 basis points reduction in the Bank’s average cost of deposits from 1.27% at June 30, 2010 to 0.94% at June 30, 2011. The Company’s net interest margin on a fully tax-equivalent basis increased 19 basis points to 3.75% for the first six months of 2011 from 3.56% for the first six months of 2010.

Tax-exempt interest was $97,000 for the first six months of 2011 compared to $120,000 for the same period of 2010. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $43,000 and $54,000 for the first six months of 2011 and 2010, respectively. The decrease in tax-exempt interest for the first six months of 2011 compared to the same period of 2010 was due primarily to sales of municipal securities.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Six Months Ended June 30,
	2011	2010
Balance at beginning of year	$4,212	$4,005
Provision for loan losses	615	1,018
Charge-offs	(745)	(1,147)
Recoveries	37	157

Net charge-offs	(708)	(990)

Balance at end of period	$4,119	$4,033

We had a provision for loan losses of $615,000 for the first six months of 2011, compared to $1.0 million for the same period in 2010. Although the 2011 provision represents a significant decrease from the six month period a year earlier, at its current level it is still reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans and charge-offs. The decrease in provision resulted primarily from a reduction in net charge-offs, and a difference in the six-month change in the measurement of the credit risk profile of the loan portfolio. The allowance to total loans percentage was increased 9 basis points during the first six months of 2010, while the allowance to total loans percentage was decreased 1 basis point during the first half of 2011. The allowance to total loans percentage was 1.32% at June 30, 2011 and 1.33% at December 31, 2010, compared to 1.32% at June 30, 2010 and 1.23% at December 31, 2009.

(35)

Other Income

The $433,000 decrease in other income to $2.6 million for the six months of 2011, compared to $3.1 million for the same period of 2010, resulted primarily from the net of following major differences:

•

A $475,000 increase in the net loss from sales and write-downs of other real estate owned to $655,000 for the six months of 2011 compared to $180,000 for the same period a year earlier, related primarily to a $678,000 write-down of a strip commercial center that was based on an appraisal received during the second quarter that reflected further deterioration in the market value of the property since it had been transferred to OREO in mid-2010;

•

A $586,000 decrease in gains on sales of loans and servicing rights to $119,000 for the six months of 2011 from $705,000 for the same period a year earlier, that related primarily to the $560,000 gain in 2010 from a bulk sale of $10.9 million of seasoned performing residential mortgage loans;

•

A $395,000 increase in net gains on sales of available-for-sale securities from $105,000 for the first six months of 2010 from six sales totaling $4.4 million, to $500,000 in net gains for the six months of 2011 from sixteen sales totaling $27.2 million;

•

A $148,000 increase in rental income from OREO, that resulted primarily from the mid-2010 acquisition of an Indianapolis area strip commercial center, and the renting out of two high-end Indianapolis area single-family homes; and

•	An $87,000 increase in brokerage and insurance commissions that resulted primarily from increased brokerage sales by the Bank’s subsidiary, Ameriana Financial Services, Inc.

Other Expense

The Company recorded a $205,000, or 2.4% increase in total other expense to $8.7 million for the first six months of 2011, compared to $8.5 million for the first six months of 2010, due primarily to the net of following differences:

•

$4.8 million for salaries and employee benefits for the six months of 2011, which was $135,000, or 2.9%, higher than the first six months of 2010, due primarily to annual salary increases, an increase in incentive awards related to the Bank’s retail deposit goals and sales goals for Ameriana Financial Services, Inc., and a $78,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan, partly offset by an $83,000 decrease in employee health insurance expense. In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2011.

•

The $65,000, or 8.4%, increase in net occupancy expense to $840,000 related primarily to real estate tax expense. The expense for the six months of 2011 included a $21,000 increase in rent for a banking center that was related mostly to a real estate tax adjustment, while during the same period of 2010 the Company benefited from a $35,000 refund of prior years’ real estate taxes as a result of successfully contesting the assessment on one of the Bank’s offices.

•

Other expense of $801,000 for the six months of 2011 was $106,000 higher, primarily as a result of a $292,000 expense reversal in the first six months of 2010 related to the elimination of a directors’ post-retirement benefit plan, which was offset in part by $86,000 in loan expense resulting from the write-off of receivables from customers that represented advances for taxes and various other items.

•

A decrease of $108,000 in legal and professional fees that was due primarily to a lower expense recorded for legal fees related to problem loans, and a $25,000 recruiting fee that was incurred in the first six months quarter of 2010, while no recruiting fees were incurred in the six months of 2011; and

•	A $31,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology that became effective with the beginning of the second quarter of 2011.

Income Tax Expense

The Company had income before income taxes of $309,000 for the first six months of 2011, but recorded an income tax benefit of $82,000, a result of tax-exempt income. The Company had income before income taxes of $202,000 for the same period of 2010, and recorded a $107,000 income tax benefit that was also a result of tax-exempt income. For both six month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

(36)

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

At June 30, 2011, we had $8.7 million in loan commitments outstanding and $46.4 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of June 30, 2011, including $5.2 million of brokered deposits, totaled $94.0 million, or 26.5% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2012. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held $11.4 million of brokered CDs at June 30, 2011, and $10.4 million at December 31, 2010.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first six months of 2011, net loans receivable decreased by $5.7 million, or 1.8%.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $16.2 million, or 4.8%, and total FHLB advances were reduced by $6.0 million, or 17.6%, during the first six months of 2011.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At June 30, 2011 and December 31, 2010, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2011, that management believes have changed this classification.

(37)

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2011
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$41,735	13.32%	$25,057	8.00%	$31,322	10.00%
(risk based capital to risk-weighted assets)

Tier 1 risk-based capital ratio	$37,791	12.07%	$12,529	4.00%	$18,793	6.00%
(tier 1 capital to risk-weighted assets)

Tier 1 leverage ratio	$37,791	8.60%	$13,178	3.00%	$21,964	5.00%
(tier 1 capital to adjusted average total assets)

December 31, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$41,468	13.11%	$25,300	8.00%	$31,626	10.00%
(risk based capital to risk-weighted assets)

Tier 1 risk-based capital ratio	$37,493	11.86%	$12,650	4.00%	$18,975	6.00%
(tier 1 capital to risk-weighted assets)

Tier 1 leverage ratio	$37,493	8.93%	$12,602	3.00%	$21,003	5.00%
(tier 1 capital to adjusted average total assets)

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

June 30, 2011
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$41,997	13.29%	$25,285	8.00%	$31,607	10.00%
(risk based capital to risk-weighted assets)

Tier 1 risk-based capital ratio	$38,053	12.04%	$12,643	4.00%	$18,964	6.00%
(tier 1 capital to risk-weighted assets)

Tier 1 leverage ratio	$38,053	8.66%	$13,188	3.00%	$21,979	5.00%
(tier 1 capital to adjusted average total assets)

December 31, 2010
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio	$41,762	13.10%	$25,513	8.00%	$31,891	10.00%
(risk based capital to risk-weighted assets)

Tier 1 risk-based capital ratio	$37,787	11.85%	$12,756	4.00%	$19,135	6.00%
(tier 1 capital to risk-weighted assets)

Tier 1 leverage ratio	$37,787	8.99%	$12,611	3.00%	$21,019	5.00%
(tier 1 capital to adjusted average total assets)

(38)

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 1A – RISK FACTORS

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject, including those described under Risk Factors in the Company’s 2010 Annual Report on Form 10-K.

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

(39)

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended June 30, 2011, and at June 30, 2011 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101

The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes.

(40)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 11, 2011	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 11, 2011	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)