Form 10-Q
period 2011-09-30
AMERIANA BANCORP
filed 2011-11-10
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At November 9, 2011, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets
Cash on hand and in other institutions	$4,595	$3,673
Interest-bearing demand deposits	21,845	8,074

Cash and cash equivalents	26,440	11,747
Investment securities available for sale	40,535	38,608
Loans held for sale	542	91
Loans, net of allowance for loan losses of $4,229 and $4,212	299,347	312,715
Premises and equipment	14,367	14,736
Stock in Federal Home Loan Bank	4,472	5,101
Goodwill	656	649
Cash value of life insurance	26,044	25,413
Other real estate owned	8,658	9,067
Other assets	10,122	11,530

Total assets	$431,183	$429,657

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$39,846	$34,769
Interest-bearing	303,040	303,209

Total deposits	342,886	337,978
Borrowings	45,810	51,810
Drafts payable	1,973	1,594
Other liabilities	6,313	5,024

Total liabilities	396,982	396,406

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,050	1,048
Retained earnings	32,448	31,849
Accumulated other comprehensive income	487	138
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	34,201	33,251

Total liabilities and shareholders’ equity	$431,183	$429,657

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$4,341	$4,525	$13,175	$13,923
Interest on mortgage-backed securities	272	317	863	949
Interest on investment securities	15	40	85	135
Other interest and dividend income	45	22	139	97

Total interest income	4,673	4,904	14,262	15,104

Interest Expense
Interest on deposits	802	1,009	2,522	3,285
Interest on borrowings	385	581	1,257	1,850

Total interest expense	1,187	1,590	3,779	5,135

Net Interest Income	3,486	3,314	10,483	9,969
Provision for loan losses	255	360	870	1,378

Net Interest Income After Provision for Loan Losses	3,231	2,954	9,613	8,591

Other Income
Other fees and service charges	578	508	1,577	1,508
Brokerage and insurance commissions	380	352	1,153	1,038
Net realized and recognized gains on available-for-sale investment securities	206	104	706	209
Gains on sales of loans and servicing rights	62	119	181	824
Net loss from sales and write-downs of other real estate owned	(487)	(33)	(1,142)	(213)
Other real estate owned income	290	111	648	321
Increase in cash value of life insurance	208	222	632	659
Loss from limited partnership investment in real estate qualifying for Federal tax credits	(1)	(95)	(7)	(111)
Other	72	40	198	164

Total other income	1,308	1,328	3,946	4,399

Other Expense
Salaries and employee benefits	2,360	2,380	7,120	7,005
Net occupancy expense	400	377	1,240	1,152
Furniture and equipment expense	197	213	629	644
Legal and professional fees	82	80	371	477
FDIC insurance premiums and assessments	145	191	505	582
Data processing expense	216	192	600	558
Printing and office supplies	58	68	188	181
Marketing expense	90	105	288	284
Other real estate owned expense	305	205	822	739
Other	374	390	1,175	1,085

Total other expense	4,227	4,201	12,938	12,707

Income Before Income Taxes	312	81	621	283
Income tax (benefit)	14	(61)	(68)	(168)

Net Income	$298	$142	$689	$451

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic Earnings Per Share	$0.10	$0.05	$0.23	$0.15

Diluted Earnings Per Share	$0.10	$0.05	$0.23	$0.15

Dividends Declared Per Share	$0.01	$0.01	$0.03	$0.03

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2011

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2010	$3,214	$1,048	$31,849	$138	$(2,998)	$33,251
Net Income	—	—	689	—	—	689
Increase of $528 in unrealized gain on available-for-sale securities, net of income tax of $179	—	—	—	349	—	349

Comprehensive income						1,038
Share-based compensation	—	2	—	—	—	2
Dividends declared ($0.03 per share)	—	—	(90)	—	—	(90)

Balance at September 30, 2011	$3,214	$1,050	$32,448	$487	$(2,998)	$34,201

See notes to consolidated condensed financial statement.

(6)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities

Net income	$689	$451
Items not requiring (providing) cash
Provision for losses on loans	870	1,378
Depreciation and amortization	937	879
Increase in cash value of life insurance	(631)	(659)
Gain from sale of available-for-sale securities	(706)	(209)
Loss on sale or write-down of other real estate owned	1,142	213
Mortgage loans originated for sale	(7,251)	(13,729)
Proceeds from sales of mortgage loans originated for sale	6,899	12,989
Gains on sales of mortgage loans and servicing rights	(181)	(824)
Increase in accrued interest payable	478	326
Other adjustments	1,725	1,647

Net cash provided by operating activities	3,971	2,462

Investing Activities

Purchase of securities	(42,830)	(10,431)
Proceeds/principal from the sale of securities	38,766	4,444
Principal collected on mortgage-backed securities	3,222	4,529
Net change in loans	9,213	(2,093)
Proceeds from sales of mortgage loans transferred to held for sale	—	11,436
Proceeds from sales of other real estate owned	2,561	1,184
Net purchases and construction of premises and equipment	(354)	(69)
Proceeds from stock repurchased by Federal Home Loan Bank	629	—
Other investing activities	—	84

Net cash provided by investing activities	11,207	9,084

Financing Activities

Net change in demand and savings deposits	15,064	5,253
Net change in brokered certificates of deposit	(1,989)	—
Net change in other certificates of deposit	(8,167)	(15,527)
Increase in drafts payable	379	548
Proceeds from borrowings	—	3,000
Repayment of borrowings	(6,000)	(12,375)
Net change in advances by borrowers for taxes and insurance	318	72
Cash dividends paid	(90)	(90)

Net cash used in financing activities	(485)	(19,119)

Change in Cash and Cash Equivalents	14,693	(7,573)
Cash and Cash Equivalents at Beginning of Year	11,747	19,588

Cash and Cash Equivalents at End of Quarter	$26,440	$12,015

Supplemental information:

Interest paid on deposits	$2,017	$2,934

Interest paid on borrowings	$1,284	$1,875

Non-cash supplemental information:

Transfers from loans to other real estate owned	$3,300	$5,645

See notes to consolidated condensed financial statements.

(7)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE A—BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary Ameriana Bank (the “Bank”). The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency and Ameriana Financial Services, Inc.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE B—SHAREHOLDERS’ EQUITY

On September 26, 2011, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on October 7, 2011, and was paid on October 28, 2011.

No stock options were exercised during the third quarter of 2011.

NOTE C—EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2011			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$298	2,988,952	$0.10	$142	2,988,952	$0.05

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$298	2,988,952	$0.10	$142	2,988,952	$0.05

	(In thousands, except share data)
	Nine Months Ended September 30,
	2011			2010
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$689	2,988,952	$0.23	$451	2,988,952	$0.15

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$689	2,988,952	$0.23	$451	2,988,952	$0.15

Options to purchase 167,982 and 169,482 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

(8)

NOTE D—INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2011 and December 31, 2010 (dollars in thousands):

	$39,798	$39,798	$39,798	$39,798
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$35,811	$578	$21	$36,368
Municipal securities	2,321	78	—	2,399
Mutual fund	1,666	102	—	1,768

	$39,798	$758	$21	$40,535

	$39,798	$39,798	$39,798	$39,798
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,210	$336	$110	$29,436
Ginnie Mae collateralized mortgage obligations	5,335	8	2	5,341
Municipal securities	2,228	12	76	2,164
Mutual fund	1,626	41	—	1,667

	$38,399	$397	$188	$38,608

The amortized cost and fair value of securities available for sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	104	108
Five to ten years	376	389
After ten years	1,841	1,902

	2,321	2,399
Ginnie Mae and GSE mortgage-backed pass-through securities	35,811	36,368
Mutual fund	1,666	1,768

	$39,798	$40,535

Mortgage-backed pass-through securities: The contractual cash flows of those investments are guaranteed by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae and Freddie Mac, U.S. Government-sponsored entities, institutions which the U.S. Government has affirmed its commitment to support. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

(9)

Municipal Securities: The municipal securities at September 30, 2011 consist of non-rated local issue tax increment revenue bonds that were issued during the quarter with the proceeds being used primarily to redeem notes held by Ameriana Bank.

Mutual fund: The mutual fund balance at September 30, 2011 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2011 and December 31, 2010 were $4,292,000 and $9,159,000, respectively, which was approximately 10.6% and 23.7%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 (dollars in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
At September 30, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,292	$21	$—	$—	$4,292	$21

	$4,292	$21	$—	$—	$4,292	$21

	00000000	00000000	00000000	00000000	00000000	00000000
At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,055	$109	$51	$1	$5,106	$110
Ginnie Mae collateralized mortgage obligations	2,225	2	—	—	2,225	2
Municipal securities	1,828	76	—	—	1,828	76

	$9,108	$187	$51	$1	$9,159	$188

Together with mortgage loans, investment securities with a total market value of $5,341,000 were pledged at December 31, 2010 to secure FHLB advances and four letters of credit. No investment securities were pledged at September 30, 2011 to secure FHLB advances and the four letters of credit.

Investment securities with a total market value of $9,608,000 and $9,047,000 were pledged at September 30, 2011 and December 31, 2010, respectively, to secure a repurchase agreement.

A gross gain of $206,000 resulting from sales of available-for-sale securities was realized during the three-month period ended September 30, 2011, with a net tax expense of $70,000, compared to a gross gain of $104,000 for the three-month period ended September 30, 2010, with a tax expense of $35,000.

A gross gain of $721,000 and a gross loss of $15,000 resulting from sales of available-for-sale securities were realized during the first nine months of 2011, with a net tax expense of $240,000, compared to a gross gain of $212,000 and a gross loss of $3,000 for the first nine months of 2010, with a net tax expense of $71,000.

(10)

NOTE E—LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At September 30,	At December 31,
	2011	2010
Real estate loans:
Commercial	$100,134	$94,595
Residential	155,937	167,162
Construction	20,038	26,817
Commercial loans and leases	24,228	22,360
Municipal loans	803	2,718
Consumer loans	2,975	3,943

Total loans	304,115	317,595

Less:
Undisbursed loan proceeds	186	443
Deferred loan fees and expenses, net	353	225
Allowance for loan losses	4,229	4,212

	4,768	4,880

Total loans - net	$299,347	$312,715

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

Construction: Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, timely completion and sale of the property, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

(11)

Residential and Consumer: With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Bank generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The methodology employed by the CCO for each portfolio segment will at a minimum contain the following:

1)	Loans will be segmented by type of loan.

2)	Loans will be further segmented by risk grades.

3)	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the past 12 quarters. In those instances, where the Bank’s historical experience is not available, the CCO will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price

5)	All troubled debt restructurings (“TDR”) are considered impaired loans.

6)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

7)	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank. The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the prior 12 quarters. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

We also factor in the following qualitative considerations:

1)	Changes in policies and procedures;

2)	Changes in national, regional and local economic and business conditions;

3)	Changes in the composition and size of the portfolio and in the terms of loans;

4)	Changes in the experience, ability and depth of lending management and other relevant staff;

5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

6)	Changes in the quality of the Bank’s loan review system;

7)	Changes in the value of underlying collateral for collateral-dependent loans;

8)	The existence and effect of any concentration of credit, and changes in the level of such concentrations; and

9)	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

(12)

The following tables present the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of September 30, 2011 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2011

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$674	$1,693	$859	$824	—	$69	$4,119
Provision (credit) for losses	66	56	179	(54)	—	8	255
Charge-offs (1)	(10)	(107)	(13)	—	—	(21)	(151)
Recoveries	—	2	—	—	—	4	6

Balance at end of quarter	$730	$1,644	$1,025	$770	—	$60	$4,229

Allowance for Loan Losses and Recorded Investment In Loans

For Nine Months Ended September 30, 2011

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$639	$1,584	$1,254	$657	—	$78	$4,212
Provision for losses	101	329	306	112	—	22	870
Charge-offs (1)	(11)	(298)	(535)	—	—	(52)	(896)
Recoveries	1	29	—	1	—	12	43

Balance at end of period	$730	$1,644	$1,025	$770	—	$60	$4,229

Ending allowance balance:
Individually evaluated for impairment	$452	$769	$537	$231	$—	$8	$1,997
Collectively evaluated for impairment	278	875	488	539	—	52	2,232

Total	$730	$1,644	$1,025	$770	—	$60	$4,229

Ending loan balance:
Individually evaluated for impairment	$4,880	$6,095	$3,680	$1,185	$—	$42	$15,882
Collectively evaluated for impairment	95,254	149,842	16,358	23,043	803	2,933	288,233

Total	$100,134	$155,937	$20,038	$24,228	$803	$2,975	$304,115

(13)

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

The following table presents an analysis of the allowance for loan losses for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,119	$4,033	$4,212	$4,005
Provision for losses	255	360	870	1,378
Charge-offs	(151)	(342)	(896)	(1,489)
Recoveries	6	83	43	240

Net charge-offs	(145)	(259)	(853)	(1,249)

Balance at end of Period	$4,229	$4,134	$4,229	$4,134

(14)

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

Grade 5 — Marginal Quality (Pass)

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

Grade 6 — Elevated Risk, Management Attention (Watch)

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

(15)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Loan Portfolio Quality Indicators At September 30, 2011
	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$81,552	$151,461	$13,929	$21,651	$803	$2,975	$272,371
Watch (Grade 6)	8,433	1,142	2,429	1,224	—	—	13,228
Special Mention (Grade 7)	5,073	297	—	364	—	—	5,734
Substandard (Grade 8)	5,076	1,809	240	95	—	—	7,220
Doubtful (Grade 9)	—	1,228	3,440	894	—	—	5,562
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$100,134	$155,937	$20,038	$24,228	$803	$2,975	$304,115

	Loan Portfolio Quality Indicators At December 31, 2010
	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$76,303	$157,801	$18,383	$21,277	$2,718	$3,929	$280,411
Watch (Grade 6)	6,501	1,257	2,685	513	—	—	10,956
Special Mention (Grade 7)	5,420	216	55	43	—	—	5,734
Substandard (Grade 8)	6,168	1,630	1,510	—	—	—	9,308
Doubtful (Grade 9)	203	6,258	4,184	527	—	14	11,186
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$94,595	$167,162	$26,817	$22,360	$2,718	$3,943	$317,595

(16)

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010 (dollars in thousands):

Loan Portfolio Aging Analysis

At September 30, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$100,134	$100,134	$—
Residential	1,551	669	4,501	6,721	149,216	155,937	389
Construction	3,440	—	—	3,440	16,598	20,038	—
Commercial loans and leases	379	—	519	898	23,330	24,228	—
Municipal loans	—	—	—	—	803	803	—
Consumer loans	44	30	47	121	2,854	2,975	47

Total	$5,414	$699	$5,067	$11,180	$292,935	$304,115	$436

(A)	Includes $2,689,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,314,000 are construction loans and $375,000 are commercial loans.

Loan Portfolio Aging Analysis

At December 31, 2010

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$94,595	$94,595	$—
Residential	2,069	538	5,221	7,828	159,334	167,162	60
Construction	4,909	—	—	4,909	21,908	26,817	—
Commercial loans and leases	—	203	527	730	21,630	22,360	—
Municipal loans	—	—	—	—	2,718	2,718	—
Consumer loans	191	11	14	216	3,727	3,943	—

Total	$7,169	$752	$5,762	$13,683	$303,912	$317,595	$60

(A)	Includes $2,978,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,097,000 are residential real estate loans and $1,881,000 are construction loans.

(17)

Impaired Loans: For all loan classes, a loan is designated as impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain non-accrual and substantially delinquent loans may be considered to be impaired. Generally, loans are placed on non-accrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The accrual of interest on impaired and non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

The following table presents impaired loans as of September 30, 2011 (dollars in thousands):

Impaired Loans

At September 30, 2011

				Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—	—	—
Residential	—	—	N/A	—	—	—	—
Construction	—	—	N/A	—	—	—	—
Commercial loans and leases	—	—	N/A	—	—	—	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	—	—	N/A	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$4,880	$4,880	$452	$4,800	$93	$5,462	$280
Residential	6,095	6,115	769	5,922	20	6,099	80
Construction	3,680	3,833	537	3,320	25	4,057	54
Commercial loans and leases	1,185	1,206	231	973	2	965	11
Municipal loans	—	—	—	—	—	—	—
Consumer loans	42	42	8	48	—	52	—

Total	$15,882	$16,076	$1,997	$15,063	$140	$16,635	$425

All Impaired Loans	$15,882	$16,076	$1,997	$15,063	$140	$16,635	$425

(18)

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods, not just impaired loans at September 30, 2011, and their average balance for only the time during the three-month and nine-month period during which they were classified as impaired.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and nine months ended September 30, 2011.

Cash basis interest on impaired loans included above was $110,000 and $318,000 for the three months and nine months ended September 30, 2011, respectively.

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

A loan placed on non-accrual may be restored to accrual status when all delinquent principal and interest has been brought current, and the Bank expects full payment of the remaining contractual principal and interest including any previous charge-offs. The Bank requires a period of satisfactory performance of not less than six months before returning a non-accrual loan to accrual status. Should the loan be reinstated to accrual status, all cash payments of interest received while in non-accrual status will be taken into income over the remaining life of the loan using the level yield accounting method.

The following table presents the Company’s non-accrual loans at September 30, 2011 and December 31, 2010 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At September 30,	At December 31,
	2011	2010
Real estate loans:
Commercial	$—	$—
Residential	4,285	6,258
Construction	3,440	4,184
Commercial loans and leases	894	731
Municipal loans	—	—
Consumer loans	—	14

Total	$8,619	$11,187

Total non-accrual loans at September 30, 2011 and December 31, 2010 included $1,353,000 and $2,245,000 of TDRs, respectively.

Troubled Debt Restructurings: Our loan and lease portfolio includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six months.

When we modify loans and leases in a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded balance of the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

(20)

The following table presents the Company’s troubled debt restructurings at September 30, 2011 and December 31, 2010 (dollars in thousands):

Troubled Debt Restructurings

	Total		Nonperforming
	At September 30,	At December 31,	At September 30,	At December 31,
	2011	2010	2011	2010
Real estate loans:
Commercial	$4,850	$4,743	$—	$—
Residential	2,253	1,165	—	—
Construction	1,353	2,485	1,113	2,245
Commercial loans and leases	240	—	240	—
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	$8,696	$8,393	$1,353	$2,245

Loans classified as a troubled debt restructuring during the three and nine month periods ended September 30, 2011, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	1	$197	$197	1	$197	$197
Residential	2	86	86	13	1,101	1,101
Construction	—	—	—	—	—	—
Commercial loans and leases	1	240	240	1	240	240
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	4	$523	$523	15	$1,538	$1,538

Troubled debt restructured loans which had payment defaults during the three and nine month periods ended September 30, 2011, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	—	—	—
Residential	3	$223	3	$223
Construction	—	—	—	—
Commercial loans and leases	—	—	—	—
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	3	$223	3	$223

(21)

NOTE F—CURRENT AND FUTURE ACCOUNTING MATTERS

•	Financial Accounting Standards Board (FASB)

•

ASU No. 2011-02; In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company adopted the applicable required additional disclosures effective July 1, 2011. Adoption of these additional disclosures did not have a material effect on the Company’s financial position or results of operations.

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

•

ASU No. 2011-08; Testing Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08

(22)

is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt this ASU by the date required and does not anticipate that it will have a material effect on our consolidated financial statements.

•

ASU No. 2011-09; Compensation – Retirement Benefits – Multi-Employer Plans. In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-09. This ASU requires companies who participate in multiemployer benefit plans to provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For companies that participate in multiemployer pension plans, the ASU requires detailed information including the plan names and identifying number, level of an employer’s participation including the amount of an employer’s contributions, the financial health of a multiemployer plan including an indication of the funded status, pending changes in funding plans, and surcharges on the contributions to the plan, and the nature of the employer commitments to the plan. In addition, if public information is not available outside of the employer’s financial statements about the plan, the employer is required to make additional disclosures including a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, and other quantitative information, if available, about the plan such as total assets, actuarial present value of accumulated plan benefits, and total contributions received by the plan. The ASU is effective for public companies for annual periods for fiscal years ending after December 15, 2011. The Company participates in a multiemployer pension plan and will be required to include additional disclosures related to the ASU. The Company is currently evaluating the impact the ASU will have on its disclosures in its Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE G—RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at September 30, 2011 and December 31, 2010 was $1,932,000 and $1,879,000, respectively. The expense for the plan was $49,000 and $46,000 for the three-month periods ended September 30, 2011 and September 30, 2010, respectively. The expense for the plan was $148,000 and $138,000 for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

NOTE H—DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 2 securities include U.S. Government agency and U.S. Government-sponsored enterprise mortgage-backed securities. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features. The Company has reviewed the methodologies used by the third party and has determined that the securities are properly classified as Level 2.

Level 3 securities consist of municipal securities and are valued by a third party who uses a discounted cash flow model to determine the price. The key inputs to the discounted cash flow model are the coupon, yield, and expected maturity date. Appropriate market yields are determined based on credit, structure, and related Wall Street trades, quotes, and issuances.

(23)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$36,368	$—	$36,368	$—
Municipal securities	2,399	—	—	2,399
Mutual fund	1,768	1,768	—	—

	$40,535	$1,768	$36,368	$2,399

At December 31, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$—	$29,436	$—
Ginnie Mae collateralized mortgage obligations	5,341	—	5,341
Municipal securities	2,164	—	2,164	—
Mutual fund	1,667	1,667	—	—

	$38,608	$1,667	$36,941	$—

The following is a reconciliation of the beginning and ending balance for the three months and nine months ended September 30, 2011 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Beginning balance	$—	$—
Total realized and unrealized gains and losses
Included in net income	—	—
Included in other comprehensive income	78	78
Purchases, issuances and settlements	2,321	2,321
Transfers in or out of Level 3	—	—

Ending balance	$2,399	$2,399

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

(24)

Impaired loans that are collateral dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Other Real Estate Owned

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010. The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2011:
Impaired loans	$11,255	$—	$—	$11,255
Other real estate owned	2,486	—	—	2,486

At December 31, 2010:
Impaired loans	$17,388	$—	$—	$17,388
Other real estate owned	4,028	—	—	4,028

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

The following table presents the estimates of fair value of financial instruments (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$26,440	$26,440	$11,747	$11,747
Investment securities available for sale	40,535	40,535	38,608	38,608
Loans held for sale	542	542	91	91
Loans	299,347	311,227	312,715	318,753
Stock in FHLB	4,472	4,472	5,101	5,101
Mortgage servicing rights	635	635	689	689
Interest and dividends receivable	984	984	1,065	1,065

Liabilities
Deposits	342,886	345,776	337,978	340,430
Borrowings	45,810	43,799	51,810	50,061
Drafts payable	1,973	1,973	1,594	1,594
Interest and dividends payable	620	620	143	143

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Stock in FHLB: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

(25)

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

NOTE I—COLLATERAL FOR LETTERS OF CREDIT

As of September 30, 2011, there were four outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $21.8 million that the Company had collateralized with residential mortgage loans.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates and real estate property values in our market area, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors,” in the Form 10-Q for the quarterly period ended June 30, 2011 under Part II, Item 1A -“Risk Factors,” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

(26)

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). In 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB,” and became subject to regulation by the Indiana Department of Financial Institutions and the FDIC. In 2006, the Bank closed its Trust Department and adopted the name Ameriana Bank, SB. In 2009, the Bank converted to an Indiana chartered commercial bank and adopted the name Ameriana Bank. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana and a loan production office in Carmel, Indiana.

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

(27)

Executive Overview of the Third Quarter of 2011

The Company recorded net income of $298,000, or $0.10 per share, for the three-month period ended September 30, 2011, representing its ninth consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•

All three of the Bank’s capital ratios at September 30, 2011 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the third quarter of 2011 was $161,000, or 4.8%, higher than the same quarter in 2010, with a 2.6% increase in average interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.69% on a fully tax-equivalent basis for the third quarter of 2011 represented a five basis points decrease from the second quarter of 2011, but was eight basis points higher than the same period in 2010. The improvement over the same quarter a year earlier resulted primarily from a significant reduction in the Bank’s average cost of deposits.

•

Due to a continuing elevated level of non-performing loans and charge-offs, the Bank recorded a $255,000 provision for loan losses in the third quarter of 2011, which represented no change from the second quarter of 2011, but was $105,000 less than the $360,000 provision for the third quarter of 2010.

•

Other income of $1.3 million for the third quarter of 2011 represented a $20,000, or 1.5%, decrease from the same quarter of 2010, and included a $454,000 increase in the net loss from sales and write-downs of other real estate owned, partially offset by a $102,000 increase in gains on sales of available-for-sale investment securities, a $179,000 increase in other real estate owned income, and a $94,000 decrease to a $1,000 loss from a limited partnership investment in real estate qualifying for Federal income tax credits.

•	The other real estate owned losses in the third quarter of 2011 included a $277,000 write-down of an uncompleted apartment project and a $167,000 write-down of a strip commercial center.

•

Other expense for the third quarter of 2011 of $4.2 million was $26,000, or 0.6%, higher than the same quarter in 2010, primarily as a result of a $100,000 increase in other real estate owned expense, which was offset partially by a $46,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology that became effective with the beginning of the second quarter of 2011.

•

The Company had income before income taxes of $312,000 for the third quarter of 2011, but recorded an income tax expense of only $14,000, which was due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the third quarter of 2011, total assets decreased by $8.9 million, or 2.0%, to $431.2 million from $440.1 million at June 30, 2011:

•

Investments in interest-bearing demand deposits decreased $1.0 million from $22.8 million at June 30, 2011 to $21.8 million at September 30, 2011, of which $21.8 million was invested at the Federal Reserve Bank of Chicago and $53,000 at the Federal Home Loan Bank of Indianapolis.

•

A $217,000 increase in the investment securities portfolio during the third quarter of 2011 to $40.5 million resulted primarily from purchases totaling $11.7 million exceeding sales by $428,000, and a $693,000 increase in the unrealized gain for the portfolio, reduced by $857,000 in principal payments on mortgage-backed securities.

(28)

•

Net loans receivable of $299.3 million at September 30, 2011 represented a decrease of $7.6 million, or 2.5%, for the third quarter of 2011, and was due primarily to limited loan demand resulting from continuing weak economic conditions in the markets that the Bank serves.

•	Total non-performing loans of $9.1 million, or 3.0% of total net loans at September 30, 2011, represented an increase of $919,000 from June 30, 2011.

•	The allowance for loan losses of $4.2 million at September 30, 2011 was 1.39% of total loans and 46.7% of non-performing loans, compared to ratios of 1.32% and 50.63%, respectively, at June 30, 2011.

•

Other real estate owned of $8.7 million at September 30, 2011 represented a decrease of $160,000 from June 30, 2011, with eight properties totaling $949,000 added, four properties with a total book value of $603,000 sold, $472,000 in write-downs during the quarter, and receipt of a $34,000 mortgage insurance claim.

•

During the third quarter of 2011, total deposits decreased by $11.3 million, or 3.2%, to $342.9 million, due primarily to the redemption of $3.0 million of brokered certificates of deposit, and a $3.3 million decline in public funds checking balances. The Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. This strategy resulted in a $1.2 million increase in non-public funds checking, money market and savings balances, and a $6.2 million decrease in non-brokered certificates of deposit during the quarter.

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

The Company opened three new full-service banking centers in Hamilton County, which lies just north of Marion County and Indianapolis, in Fishers and Carmel in November 2008 and December 2008, respectively, and in Westfield in May 2009. These new banking centers enhance Ameriana’s presence in one of the fastest growing areas of Indiana, considerably increase the footprint in the Indianapolis area, and boost the Company’s overall visibility in this market.

Achievement of the Company’s financial objectives will require obtaining new loans and deposits in our traditional markets, generating significant loan and deposit growth from our new offices in Hamilton County and continuing the expansion of our commercial lending strategy in the greater Indianapolis metropolitan area.

(29)

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

Allowance for Loan Losses. The allowance for loan losses is based on management’s estimate of the probable losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio size and composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the actual loss experience. The allowance recorded for non-commercial loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud and bankruptcy experiences and historical losses, adjusted for current trends, for each loan category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

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

(30)

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

Valuation Measurements. Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and residential mortgage loans held for sale are carried at fair value, as defined in ASC 820 “Fair Value Measurements and Disclosures,” which requires key judgments affecting how the fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2011 and December 31, 2010, we determined that valuation allowances were not necessary for our federal deferred tax asset, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings. We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at September 30, 2011.

FINANCIAL CONDITION

Total assets of $431.2 million at September 30, 2011 represented an increase of $1.5 million, or 0.4%, from the December 31, 2010 total of $429.7 million, and was due primarily to an increase in cash and cash equivalents resulting mostly from the Bank’s growth in deposit accounts.

(31)

Cash and cash equivalents of $26.4 million at September 30, 2011 increased $14.7 million from the December 31, 2010 total of $11.7 million. Of the total at September 30, 2011, $21.8 million was in interest-bearing overnight deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale increased by $1.9 million, or 5.0%, to $40.5 million at September 30, 2011 from $38.6 million at December 31, 2010. This increase resulted primarily from purchases of mortgage-backed securities and an investment in municipal securities totaling $40.5 million and $2.3 million, respectively, reduced by $35.8 million in sales of mortgage-backed securities, sales of municipal securities totaling $2.2 million, and $3.2 million of principal repayments on mortgage-backed securities. All mortgage-backed securities in the portfolio at September 30, 2011, which totaled $36.4 million, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

Net loans receivable decreased by $13.4 million, or 4.3%, to $299.3 million at September 30, 2011 from $312.7 million at December 31, 2010, primarily due to an $11.2 million decrease in the residential mortgage loan portfolio to $155.9 million. This decline was reflective of both the weak housing market and the Bank’s strategy that involved selling $6.9 million in new production fixed-rate product in the first nine months of 2011. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives. New production in the other segments of the loan portfolio was also limited by weak economic conditions.

Premises and equipment of $14.4 million at September 30, 2011 represented a $369,000 decrease from $14.7 million at December 31, 2010. The net decrease was a result of $723,000 of depreciation for the nine months ended September 30, 2011 exceeding net capital expenditures of $354,000 for the period.

Goodwill of $656,000 at September 30, 2011 represented a $7,000 increase from December 31, 2010 that resulted for the third quarter purchase of an insurance business. $457,000 of the goodwill relates to deposits associated with a banking center acquired in 1998 and $192,000 is the result of two other separate acquisitions of insurance businesses. The Bank’s impairment tests reflected that there was no impairment as of September 30, 2011.

We have investments in life insurance on employees and directors with a balance or cash surrender value of $26.0 million and $25.4 million at September 30, 2011 and December 31, 2010, respectively. The non-taxable increase in cash surrender value of this life insurance was $632,000 for the first nine months of 2011, compared to $659,000 for the same period a year earlier.

Other real estate owned of $8.7 million at September 30, 2011 represented a decrease of $409,000 from December 31, 2010, with twelve additions totaling $3.3 million and eleven sales of properties with book values totaling $2.5 million during the nine-month period. The additions included ten single-family homes or building lots, a commercial building, and an operating golf course and residential real estate development project with a book value at its June 30, 2011 acquisition date of $2.0 million. The sales consisted of eight single-family properties, two commercial properties, and an apartment complex with a book value of $1.7 million that was sold at a $72,000 gain. Write-downs of other real estate owned during the nine-month period totaled $1.2 million, of which $845,000 was related to a strip commercial center and $277,000 to an uncompleted apartment project. Write-downs during the quarter ended September 30, 2011 totaled $444,000, of which $167,000 related to the strip commercial center and $277,000 to the uncompleted apartment project, with both write-downs due to further deterioration of the property’s market value during the period.

Other assets were $10.1 million at September 30, 2011, compared to $11.5 million at December 31, 2010. The net decrease of $1.4 million resulted primarily from the receipt of a $676,000 transfer related to the Bank’s commercial sweep investment product, and a $481,000 reduction of our prepaid FDIC insurance premiums balance.

Total deposits of $342.9 million at September 30, 2011 represented an increase of $4.9 million, or 1.5%, from $338.0 million at December 31, 2010, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. During the first nine months of 2011, checking, money market and savings balances increased $15.1 million, while non-brokered certificate of deposit balances decreased $8.2 million. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits. In early 2011, the Bank added $6.2 million in callable brokered certificates of deposit, of which $6.0 million was used to pay off a maturing note payable to the Federal Home Loan Bank. In June and August, due to greater than expected retail deposit growth at the time, the Bank exercised call options and redeemed a total of $8.2 million of brokered certificates of deposit, which brought the total of brokered deposits down to $8.4 million at September 30, 2011.

(32)

Borrowings declined by $6.0 million during the first nine months of 2011 to $45.8 million, as the Bank repaid a Federal Home Loan Bank note with an interest rate of 3.38%, using the proceeds from new callable brokered certificates of deposit with a weighted-average all-in cost of 1.30% and a weighted-average term of 29 months. The Bank also replaced three notes totaling $20.0 million before their maturity dates with two new notes totaling $20.0 million, under the Federal Home Loan Bank’s “Blend and Extend Program.” The weighted-average interest rate of this debt was reduced by 32 basis points, and the maturities were extended during the current low interest rate environment. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $2.0 million at September 30, 2011 increased $379,000 from $1.6 million at December 31, 2010. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $34.2 million at September 30, 2011 represented a $950,000 increase over the total of $33.3 million at December 31, 2010. The increase resulted from net income of $689,000, paid-in capital of $2,000 related to stock options, and a $349,000 unrealized gain net of income tax from the Bank’s available-for-sale investment securities portfolio, reduced by $90,000 in dividends declared during the nine month period. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

Third Quarter of 2011 compared to the Third Quarter of 2010

The Company recorded net income of $298,000, or $0.10 per diluted share, for the third quarter of 2011, compared to net income of $142,000, or $0.05 per diluted share, for the third quarter of 2010.

Credit costs associated with a high level of nonperforming assets that resulted from an extended period of weak economic conditions continued to adversely affect earnings during the third quarter of 2011, as they did in the prior six month period and throughout 2010. The earnings growth for the third quarter of 2011 compared to the same quarter a year earlier was related primarily to an improvement in net interest income that was achieved mostly through a reduction in the Bank’s cost of funds.

Net Interest Income

The Company’s net interest income on a fully tax-equivalent basis increased by $161,000 or 4.8%, to $3.5 million for the third quarter of 2011, compared to $3.3 million for the same period of 2010, with average interest-earning assets totaling $376.0 million, a 2.6% increase over the same period of 2010. The growth in net interest income was accomplished mostly through an improvement in interest rate spread that was due primarily to a 44 basis points decrease in the Bank’s average cost of funds. Net interest margin on a fully tax-equivalent basis increased 8 basis points to 3.69% for the third quarter of 2011 from 3.61% for the third quarter of 2010. The Bank benefited from certain market conditions that allowed it to decrease its cost of funds, primarily through the re-pricing of deposit accounts in a relatively stable low interest rate environment, while limiting the decrease in its yield on earning assets to a lesser degree.

Tax-exempt interest was $28,000 for the third quarter of 2011 compared to $51,000 for the same period of 2010, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $12,000 and $23,000 for the third quarter of 2011 and 2010, respectively. The decrease in tax-exempt interest for the third quarter of 2011 compared to the same period of 2010 was due primarily to the Bank’s sales of municipal securities.

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

(33)

Our “fully tax-equivalent basis” calculations are based on a federal income tax rate of 34%.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2011	2010
Balance at beginning of quarter	$4,119	$4,033
Provision for loan losses	255	360
Charge-offs	(151)	(342)
Recoveries	6	83

Net charge-offs	(145)	(259)

Balance at end of period	$4,229	$4,134

Allowance to total loans	1.39%	1.33%

Allowance to non-performing loans	46.70%	54.44%

We recorded a provision for loan losses of $255,000 in the third quarter of 2011, a $105,000 reduction from the $360,000 provision in the same quarter of 2010. Although the 2011 provision represents a significant decrease from the year earlier quarter, at its current level it is still reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans. The decrease in provision related primarily to a decrease in net charge-offs for the third quarter of 2011 compared to the same period of 2010.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2011	2010

Loans accounted for on a non-accrual basis (1)	$8,619	$7,303

Accruing loans contractually past due 90 days or more	436	290

Total of non-accrual and 90 days past due loans	$9,055	$7,593

Percentage of total net loans	3.02%	2.48%

Other non-performing assets (2)	$8,758	$9,807
Total of non-performing assets	$17,813	$17,400

Percentage of total assets	4.13%	4.10%

Troubled debt restructurings in nonaccrual total (1)	$1,353	$1,071
Total troubled debt restructurings	$8,696	$9,061

(1)	Total non-accrual loans at September 30, 2011 included two troubled debt restructurings, with a total balance of $1.4 million.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.2 million at September 30, 2011 was $95,000 higher than a year earlier, but the allowance for loan losses to non-performing loans ratio decreased from 54.44% at September 30, 2010 to

(34)

46.70% at September 30, 2011 due to a higher total of non-performing loans. Non-performing loans of $9.1 million at September 30, 2011 represented a $1.5 million increase from the total of $7.6 million at September 30, 2010, and a $919,000 increase from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at September 30, 2011 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

Total charge-offs of $151,000 for the third quarter of 2011 included an $81,000 write-down of a residential mortgage loan on a Michigan property that was based on an appraisal that reflected deterioration in the market value of the property during the period the credit had been held as an impaired loan.

At September 30, 2011, the Company had $8.7 million in loans categorized as a troubled debt restructuring, with two loans for $1.4 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $8.7 million included a $4.5 million loan on a hotel in northern Indiana, a $1.1 million loan on a residential condominium project, two commercial real estate loans totaling $633,000, a commercial loan with a balance of $240,000, and loans on twenty single-family residential properties totaling $2.3 million.

Other Income

The Company recorded other income of $1.3 million for the third quarter of 2011, a decrease of $20,000 from the total for the same period a year earlier that resulted primarily from the net of the following changes:

•

A $454,000 increase in the net loss from sales and write-downs of other real estate owned from $33,000 for the third quarter of 2010 to $487,000 for the third quarter of 2011, related primarily to a $277,000 write-down of an uncompleted apartment project, and a $167,000 write-down of a strip commercial center. Both properties had previous write-downs and the most recent write-downs relate to reduced expectations resulting from unsuccessful marketing efforts that incorporated pricing based on book value, which reflected further deterioration in the market value of the properties subsequent to the last appraisal;

•	A $179,000 increase in other real estate owned income to $290,000 that resulted primarily from $222,000 of gross operating revenue from a golf course acquired on June 30, 2011;

•

A $102,000 increase in gains on sales of available-for-sale securities from $104,000 for the third quarter of 2010 from one sale of $2.2 million to $206,000 in gains for the third quarter of 2011 from three sales totaling $11.5 million; and

•	A $94,000 decrease to a $1,000 loss from a limited partnership investment in real estate qualifying for Federal income tax credits; and

•

A $70,000 increase to $578,000 in fees and service charges on deposit accounts that was due primarily to an 8.1% increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships.

Other Expense

Total other expense of $4.2 million for the third quarter of 2011 was $26,000, or 0.6%, higher than the third quarter of 2010, with the following major differences:

•	A $100,000 increase in other real estate owned expense to $305,000 that resulted primarily from $115,000 of operating expense from the golf course acquired on June 30, 2011; and

•	A $46,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology that became effective with the beginning of the second quarter of 2011.

Income Tax Expense

The Company had income before income taxes of $312,000, but recorded an income tax benefit of only $14,000 for the third quarter of 2011 due to a significant amount of tax-exempt income, primarily from bank-owned life insurance. For the same quarter of 2010, the Company had income before income taxes of $81,000 and recorded a tax benefit of $61,000 that also resulted primarily from tax-exempt BOLI income.

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern

(35)

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

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only one purchase since December 31, 2006, that segment of the investment securities portfolio has been reduced to $2.4 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank periodically evaluates a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income. Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

The Company recorded net income of $689,000, or $0.23 per diluted share, for the first nine months of 2011, an increase of $238,000 from net income of $451,000, or $0.15 per diluted share, for the first nine months of 2010.

One of the major factors in the earnings improvement was net interest income growth of $514,000, or 5.2%, compared to the first nine months of 2010 that resulted primarily from the Bank’s success with continuing efforts related to enhancing net interest margin. A $508,000 reduction in the provision for loan losses also a major factor contributing to the earnings improvement.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $494,000, or 4.9%, to $10.5 million for the first nine months of 2011 compared to $10.0 million for the same period of 2010, primarily as a result of a 28 basis points reduction in the Bank’s average cost of deposits from 1.13% at September 30, 2010 to 0.85% at September 30, 2011. The Company’s net interest margin on a fully tax-equivalent basis increased 15 basis points to 3.73% for the first nine months of 2011 from 3.58% for the first nine months of 2010.

Tax-exempt interest was $125,000 for the first nine months of 2011 compared to $171,000 for the same period of 2010. Our tax-exempt interest results from holdings of municipal securities and municipal loans. The tax-equivalent adjustments were $56,000 and $77,000 for the first nine months of 2011 and 2010, respectively. The decrease in tax-exempt interest for the first nine months of 2011 compared to the same period of 2010 was due primarily to sales of municipal securities.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Nine Months Ended September 30,
	2011	2010
Balance at beginning of year	$4,212	$4,005
Provision for loan losses	870	1,378
Charge-offs	(896)	(1,489)
Recoveries	43	240

Net charge-offs	(853)	(1,249)

Balance at end of period	$4,229	$4,134

(36)

We had a provision for loan losses of $870,000 for the first nine months of 2011, compared to $1.4 million for the same period in 2010. Although the 2011 provision represents a significant decrease from the nine month period a year earlier, at its current level it is still reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans and charge-offs. The decrease in provision resulted primarily from a reduction in net charge-offs.

Other Income

The $453,000 decrease in other income to $3.9 million for the nine months of 2011, compared to $4.4 million for the same period of 2010, resulted primarily from the following major differences:

•

A $929,000 increase in the net loss from sales and write-downs of other real estate owned to $1.1 million for the nine months of 2011 compared to $213,000 for the same period a year earlier, related primarily to $678,000 in total write-downs of a strip commercial center and a $277,000 write-down of an uncompleted apartment complex. The write-downs reflected further deterioration in the market value of both properties during 2011;

•

A $643,000 decrease in gains on sales of loans and servicing rights to $181,000 for the nine months of 2011 from $824,000 for the same period a year earlier, that related primarily to the $560,000 gain in 2010 from a bulk sale of $10.9 million of seasoned performing residential mortgage loans;

•

A $497,000 increase in net gains on sales of available-for-sale securities from $209,000 for the first nine months of 2010 from seven sales totaling $6.6 million, to $706,000 in net gains for the nine months of 2011 from nineteen sales totaling $38.8 million;

•

A $327,000 increase in rental income from OREO, that resulted primarily from $222,000 of gross operating revenue from a golf course acquired on June 30, 2011, the mid-2010 acquisition of an Indianapolis area strip commercial center, and the leasing of two high-end Indianapolis area single-family homes;

•	A $115,000 increase in brokerage and insurance commissions that resulted primarily from increased brokerage sales by the Bank’s subsidiary, Ameriana Financial Services, Inc.; and

•

A $104,000 reduction from a loss of $111,000 for the first nine months of 2010 to a $7,000 loss for the same period of 2011 from a limited partnership investment in real estate qualifying for Federal income tax credits.

Other Expense

The Company recorded a $231,000, or 1.8%, increase in total other expense to $12.9 million for the first nine months of 2011, compared to $12.7 million for the first nine months of 2010, due primarily to the following differences:

•

$7.1 million for salaries and employee benefits for the nine months of 2011, which was $115,000, or 1.6%, higher than the first nine months of 2010, due primarily to annual salary increases, an increase in incentive awards related to the Bank’s retail deposit goals and commercial lending goals, and sales goals for Ameriana Financial Services, Inc., and a $68,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan, partly offset by a $99,000 decrease in employee health insurance expense. In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2011;

•

The $88,000, or 7.6%, increase in net occupancy expense to $1.2 million related primarily to real estate tax expense. The expense for the nine months of 2011 included a $25,000 increase in rent for a banking center that was related mostly to a real estate tax adjustment, while during the same period of 2010 the Company benefited from a $35,000 refund of prior years’ real estate taxes as a result of successfully contesting the assessment on one of the Bank’s offices;

•

Other expense of $1.2 million for the nine months of 2011 was $90,000 higher, primarily as a result of a $292,000 expense reversal in the first nine months of 2010 related to the elimination of a directors’ post-retirement benefit plan, which was offset in part by $86,000 in loan expense resulting from the write-off of receivables from customers that represented advances for taxes and various other items;

(37)

•

A decrease of $106,000 in legal and professional fees that was due primarily to a lower expense recorded for legal fees related to problem loans, and a $25,000 recruiting fee that was incurred in the first nine months of 2010, while no recruiting fees were incurred in the nine months of 2011; and

•	A $77,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology that became effective with the beginning of the second quarter of 2011.

Income Tax Expense

The Company had income before income taxes of $621,000 for the first nine months of 2011, but recorded an income tax benefit of $68,000, as a result of tax-exempt income. The Company had income before income taxes of $283,000 for the same period of 2010, and recorded a $168,000 income tax benefit that was also a result of tax-exempt income. For both nine-month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

At September 30, 2011, we had $18.7 million in loan commitments outstanding and $45.7 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of September 30, 2011, including $5.2 million of brokered deposits, totaled $93.2 million, or 27.2% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2012. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held $8.4 million of brokered CDs at September 30, 2011, and $10.4 million at December 31, 2010.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first nine months of 2011, net loans receivable decreased by $13.4 million, or 4.3%.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $4.9 million, or 1.5%, and total FHLB advances were reduced by $6.0 million, or 17.6%, during the first nine months of 2011.

(38)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2011 and December 31, 2010, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2011, that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2011

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,947	13.64%	$24,604	8.00%	$30,754	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,051	12.37%	$12,302	4.00%	$18,453	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,051	8.84%	$12,910	3.00%	$21,517	5.00%

December 31, 2010

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,468	13.11%	$25,300	8.00%	$31,626	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,493	11.86%	$12,650	4.00%	$18,975	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,493	8.93%	$12,602	3.00%	$21,003	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2011

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,234	13.60%	$24,835	8.00%	$31,044	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,338	12.35%	$12,418	4.00%	$18,626	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,338	8.90%	$12,919	3.00%	$21,532	5.00%

(39)

December 31, 2010

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$41,762	13.10%	$25,513	8.00%	$31,891	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$37,787	11.85%	$12,756	4.00%	$19,135	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$37,787	8.99%	$12,611	3.00%	$21,019	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

(40)

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2011, and at September 30, 2011 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101 *	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related Notes, tagged as blocks of text.

*	Furnished, not filed.

(41)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	November 10, 2011	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE:	November 10, 2011	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)