Form 10-K
period 2011-12-31
AMERIANA BANCORP
filed 2012-03-29
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2011 was approximately $13.6 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 27, 2012, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

i

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, including real estate values, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under Part I - Item 1A - “Risk Factors,” and in the quarterly report on Form 10-Q for the period ended June 30, 2011 under Part II – Item 1A – “Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the FDIC (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB. On July 31, 2006, the Bank closed its Trust Department and adopted the name “Ameriana Bank, SB.” On June 1, 2009, the Bank converted from an Indiana savings bank to an Indiana commercial bank and adopted its present name, “Ameriana Bank.” The Bank is subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana. The Bank offers a wide range of consumer and commercial banking services, including: (1) accepting deposits; (2) originating commercial, mortgage, consumer and construction loans; and (3) through its subsidiaries, providing investment and brokerage services and insurance services.

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

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$100,126	31.58%	$94,595	29.79%	$104,231	31.92%	$98,173	30.13%	$83,282	27.88%
Residential	164,420	51.86	169,274	53.30	163,179	49.96	160,553	49.27	139,980	46.86
Construction	17,980	5.67	24,705	7.77	28,799	8.82	39,281	12.05	48,880	16.36
Commercial loans and leases	30,961	9.76	22,360	7.04	23,580	7.22	21,215	6.51	18,665	6.25
Municipal loans	740	0.23	2,718	0.86	2,781	0.85	2,218	0.68	2,945	0.99
Consumer loans	2,860	0.90	3,943	1.24	4,003	1.23	4,424	1.36	4,959	1.66

Total	$317,087	100.00%	317,595	100.00%	326,573	100.00%	325,864	100.00%	298,711	100.00%

Less:
Undisbursed loan proceeds	12		443		1,005		386		1,892
Deferred loan fees (expenses), net	434		225		19		(48)		(131)
Allowance for loan losses	4,132		4,212		4,005		2,991		2,677

Subtotal	4,578		4,880		5,029		3,329		4,438

Total	$312,509		$312,715		$321,544		$322,535		$294,273

The following table shows, at December 31, 2011, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2012	2013 – 2016	2017 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$18,216	$14,122	$232,208	$264,546
Construction	7,717	2,262	8,001	17,980
Other	10,508	13,603	10,450	34,561

Total	$36,441	$29,987	$250,659	$317,087

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2011, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$165,770	$80,560	$246,330
Construction	5,481	4,782	10,263
Other loans	22,196	1,857	24,053

Total	$193,447	$87,199	$280,646

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period. The Bank normally sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio. The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter. The residential mortgage loans originated and retained by the Bank in 2011 were composed primarily of fixed-rate loans and, to a lesser extent, hybrid loans that have a fixed-rate for five or seven years and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are made typically as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. One-to four-family residential construction loans were $2.2 million, or 12.2% of the construction loan portfolio, at December 31, 2011 compared to $3.3 million, or 13.4%, at December 31, 2010. Additionally, at December 31, 2011, the Bank held loans on $2.2 million of residential land and building lots, which represented 12.2% of the construction loan portfolio, compared to $3.2 million, or 12.9%, at December 31, 2010.

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

In 2011, the Bank originated $31.5 million in non-construction residential real estate loans. The total included $1.1 million in adjustable-rate residential first mortgage loans, including hybrids, $25.7 million of fixed-rate first mortgage loans, $4.4 million of home equity credit lines and $294,000 of closed end second mortgage loans. Sales of fixed-rate residential mortgage loans into the secondary market in 2011 and 2010 were $8.6 million and $17.0 million, respectively. Gains on residential loan sales, including imputed gains on servicing rights, were $225,000 in 2011 compared with $923,000 in 2010. $560,000 of the 2010 gains resulted from a bulk sale of $10.9 million of seasoned loans.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner-occupied and nonowner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. At December 31, 2011, the Bank’s individual commercial real estate loan balances ranged from $1,000 to $5.1 million. The Bank’s commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, nonowner-occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $13.6 million, or 75.9% of the construction loan portfolio, at December 31, 2011 compared to $18.2 million, or 73.7%, at December 31, 2010. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2011, the largest commercial real estate lending relationship was a credit secured by commercial office space, with an original commitment of $5.8 million, a current commitment of $5.1 million and an outstanding balance of $5.1 million. This credit was performing according to its original terms at December 31, 2011.

Municipal Lending. At December 31, 2011, the Bank’s loan portfolio included two municipal loans with approved credit limits totaling $1.7 million and outstanding balances totaling $740,000.

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

At December 31, 2011, the largest commercial relationship included seven credits with total commitments of $6.7 million and outstanding balances totaling $4.9 million that were secured by all business assets of the borrower. One of the credits with a $5.0 million commitment and outstanding balance of $3.5 million was approved under the Small Business Administration (“SBA”) 7(a) CAPLine program and carries a 75% SBA guarantee. All of the individual credits were performing according to their original terms at December 31, 2011.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, banking center staff, and commissioned loan agents. In 2011, the Bank acquired two loans totaling $3.8 million from other financial institutions, a $3.0 million whole loan purchase of a commercial credit to a construction company in the oil and gas industry, and a $798,000 participation loan involving an apartment complex in the Indianapolis area. At December 31, 2011, balances outstanding for all loans acquired as participations or whole loan purchases totaled $23.8 million. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors, and sold $8.6 million of loans in 2011. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2011, the Bank was servicing $95.7 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2011, net of a $32,000 valuation allowance, was $577,000.

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

Commercial loans that are part of a lending relationship exceeding $250,000 are submitted to the Bank’s credit analysts for review, financial analysis and for preparation of a Loan Approval Memorandum. The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve secured and unsecured loans over $500,000 and $100,000, respectively, and all loans that have a variance to loan procedure.

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

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real Estate:
Residential	$4,500	$6,258	$3,810	$2,960	$1,465
Commercial	—	—	841	1,766	303
Construction	3,432	4,184	4,219	1,454	870
Commercial and leases	644	731	—	—	—
Consumer	—	14	12	38	—

Total	8,576	11,187	8,882	6,218	2,638

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	243	60	170	—	—
Consumer	9	—	1	1	—

Total	252	60	171	1	—

Total of nonaccrual and 90 days or more past due loans (1)	$8,828	$11,247	$9,053	$6,219	$2,638

Percentage of total loans	2.79%	3.54%	2.78%	1.91%	0.88%

Other nonperforming assets (2)	$7,571	$9,082	$5,517	$4,169	$2,517

Total nonperforming assets	$16,399	$20,329	$14,570	$10,388	$5,155

Percentage of total assets	3.82%	4.73%	3.30%	2.24%	1.21%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$1,783	$2,245	$—	$—	$—

Total troubled debt restructurings	$9,016	$8,393	$268	$—	$—

(1)	Total nonaccrual loans and 90 days or more past due loans at December 31, 2011 included $1.8 million of troubled debt restructurings, which consisted of a $1.1 million residential construction loan, five residential non-construction loans totaling $445,000 and a $225,000 commercial loan.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Although the Company’s nonperforming loans decreased by $2.4 million in 2011 from $11.2 million at December 31, 2010 to $8.8 million at December 31, 2011, the total still represents an elevated level as a result of continued weakness in the economy. Nonaccrual residential real estate loans decreased by approximately $1.8 million for the year to $4.5 million at December 31, 2011, and was primarily due to the payoff of two loans totaling $1.6 million. We have analyzed our collateral position on these nonperforming loans using current appraisals and valuations, and have established reserves accordingly. Nonperforming loans increased by $2.2 million in 2010. The increase was primarily due to four credits totaling $4.0 million that included a $1.3 million commercial development loan, a $1.1 million residential condominium construction loan and two loans totaling $1.6 million on section 42 low-income housing tax credit properties.

Troubled debt restructurings (“TDRs”) increased from $8.4 million at December 31, 2010 to $9.0 million at December 31, 2011. This increase was primarily a result of continuing weak economic conditions and the Bank’s proactive efforts in instituting workout programs that maintain the borrower’s ability to generate cash flows sufficient to pay on a modified basis, and also project the ability to ultimately repay the entire debt under an improved business environment. The total of $9.0 million at December 31, 2011 included a $4.5 million loan on a hotel in northern Indiana, a $1.1 million construction loan on a residential condominium project, twenty-three single-family home loans totaling $2.6 million, two commercial real estate loans totaling $628,000, and a commercial loan for $225,000. The total of $8.4 million at December 31, 2010 included the $4.5 million loan on a hotel in northern Indiana and the loan on a residential condominium project for $1.2 million, three land development loans totaling $1.5 million, and nine single-family home loans totaling $1.2 million. As of December 31, 2011, the Bank had classified the $1.1 million construction loan on a residential condominium project and the commercial loan for $225,000 as doubtful, and all of the commercial real estate TDRs, including the hotel loan, as substandard. Three other residential real estate TDRs totaling $318,000 were classified as doubtful, and fifteen totaling $1.8 million were classified as substandard.

Interest income that would have been recorded for 2011 had nonaccruing loans been current in accordance with their original terms and had been outstanding throughout the period was $774,000. The amount of interest related to nonaccrual loans included in interest income for 2011 was $166,000, of which $140,000 was paid by borrowers when the loans were not in a nonaccrual status.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2011, the Bank’s allowance for loan losses amounted to $4.1 million. Management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2011.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. Regulators, in reviewing the Bank’s loan portfolio, may require the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$4,212	$4,005	$2,991	$2,677	$2,616

Charge-offs:
Real estate loans:
Commercial	11	238	127	—	1
Residential	605	737	200	413	14
Construction	536	525	637	—	488
Commercial loans	301	398	212	503	538
Consumer loans	107	72	54	135	72

Total charge-offs	1,560	1,970	1,230	1,051	1,113

Recoveries:
Real estate loans:
Residential	76	16	1	9	1
Commercial	1	—	—	75	—
Construction	1	206	1	—	—
Commercial loans and leases	2	4	47	—	2,772
Consumer loans	15	18	15	31	28

Total recoveries	95	244	64	115	2,801

Net (charge-offs) recoveries	(1,465)	(1,726)	(1,166)	(936)	1,688

Provision (credit) for loan losses	1,385	1,933	2,180	1,250	(1,627)

Balance at end of period	$4,132	$4,212	$4,005	$2,991	$2,677

Ratio of net charge-offs (recoveries) to average loan outstanding during the period	0.47%	0.54%	0.35%	0.30%	(0.62)%

Allowance for loan losses to loans	1.30%	1.33%	1.23%	0.92%	0.90%

The Company had a provision for loan losses of $1.4 million for 2011 compared to a provision of $1.9 million in 2010, primarily due to lower net charge-offs and nonperforming loans. The amount of provision necessary to maintain the allowance for loan losses as a percentage of total loans at a level required pursuant to the Company’s methodology was less in 2011, due to a larger provision in 2010 to increase the allowance for loan losses to an amount commensurate with the Company’s level of credit risk at that time.

The 2010 provision increased the allowance as a percentage of total loans by 10 basis points from 1.23% at December 31, 2009 to 1.33% at December 31, 2010. The 2011 provision resulted in a 3 basis points decrease in the allowance as a percentage of total loans to 1.30% at December 31, 2011. Both the 2011 and the 2010 provisions were primarily due to a continuing elevated level of charge-offs and non-performing loans.

Charge-offs totaled $1.6 million for 2011, and included partial charge-offs of the following credits: $501,000 related to an Indianapolis area golf course that was sold in December 2011 with a $121,000 gain recognized, $300,000 related to a commercial loan secured by oil and gas rights, and $145,000 related to a single family home located in the Indianapolis area. These charge-offs resulted from further deterioration of general economic conditions that occurred in 2011 as reflected by new appraisals or new valuations. Total charge-offs were $2.0 million for 2010, which included partial charge-offs of the following credits, all in the Indianapolis market: $338,000 related to a high-end single family home, $216,000 related to one investor’s four residential rental properties, $180,000 securing business assets of a flooring retailer, $160,000 related to a strip retail center and adjacent lots, and $158,000 related to a loan for a multi-use commercial building. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$736	31.58%	$639	29.79%	$661	31.92%
Residential	1,605	51.86	1,584	53.30	1,262	49.96
Construction	940	5.67	1,254	7.77	1,269	8.82
Commercial loans and leases	788	9.76	657	7.04	686	7.22
Municipal loans	—	0.23	—	0.86	—	0.85
Consumer loans	63	0.90	78	1.24	127	1.23

Total allowance for loan losses	$4,132	100.00%	$4,212	100.00%	$4,005	100.00%

	At December 31,
	2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$760	30.13%	$550	27.88%
Residential	521	49.27	348	46.86
Construction	686	12.05	999	16.36
Commercial loans and leases	729	6.51	571	6.25
Municipal loans	—	0.68	—	0.99
Consumer loans	295	1.36	209	1.66

Total allowance for loan losses	$2,991	100.00%	$2,677	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 7.5% of the Bank’s total interest income (and dividends) for 2011. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLB of Indianapolis and the Federal Reserve Bank of Chicago). As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis. The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2011.

The following table sets forth the market value of the Bank’s investments in federal agency obligations, mortgage-backed securities, mutual funds, and municipal securities at the dates indicated. All of these investments were available for sale:

	At December 31,
	2011	2010
	(In thousands)

Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$29,436
Ginnie Mae collateralized mortgage obligations	—	5,341
Municipal securities	2,351	2,164
Mutual funds	1,782	1,667

Total investment	$43,847	$38,608

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2011:

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Municipal securities (1)	$—	—%	$105	7.95%	$381	7.95%	$1,865	7.95%	$2,351	7.95%
Mutual funds (2)	1,782	2.61	—	—	—	—	—	—	1,782	2.61

(1)	Presented on a tax-equivalent basis using a tax rate of 34%.
(2)	Mutual funds have no stated maturity date.

The Bank’s mortgage-backed securities, Ginnie Mae and GSE pass-throughs, include both fixed and adjustable-rate securities. At December 31, 2011, the Bank’s mortgage-backed securities consisted of the following:

	Carrying Amount	Average Yield
	(Dollars in thousands)
Adjustable-rate:
Repricing in one year or less	$2,318	2.00%
Repricing in more than one year	—	—

Fixed-rate:
Maturing in five years or less	13,273	2.35
Maturing in five to ten years	14,787	2.68
Maturing in more than ten years	9,336	3.21

Total	$39,714	2.66%

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

As of December 31, 2011, approximately 55.4%, or $187.0 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market. The Bank held no brokered certificates at December 31, 2011 and $10.4 million of brokered certificates with a weighted average cost of 0.74% at December 31, 2010.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated:

	Balance at December 31, 2011		Balance at December 31, 2010		Increase (Decrease) from Prior Year
		(Dollars in thousands)

Noninterest-bearing deposits	$40,197	11.92%	$34,769	10.29%	$5,428	15.61%
Interest-bearing checking	88,632	26.28	77,012	22.78	11,620	15.09
Money market deposits	29,084	8.62	24,551	7.26	4,533	18.46
Savings deposits	29,043	8.61	28,836	8.53	207	0.72
Certificate accounts:
Certificates of $100,000 and more	42,610	12.63	44,481	13.16	(1,871)	(4.21)
Fixed-rate certificates:
12 months or less	62,483	18.53	68,221	5.29	(5,738)	(8.41)
13-24 months	19,820	5.88	25,404	17.87	(5,584)	(21.98)
25-36 months	12,224	3.63	5,749	1.01	6,475	112.63
37 months or greater	12,616	3.74	18,013	10.57	(5,397)	(29.96)
Brokered certificates	—	—	10,363	3.07	(10,363)	(100.00)
Variable-rate certificates:
18 months	541	0.16	579	0.17	(38)	(6.56)

Total	$337,250	100.00%	$337,978	100.00%	$(728)	(0.22)%

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

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2011, 2010 and 2009 are calculated from actual daily balances.

	For the Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)

Interest-bearing checking	$81,602	0.36%	$73,598	0.47%	$79,064	0.82%
Money market deposits	28,449	0.38	25,698	0.48	29,259	0.74
Savings deposits	29,705	0.09	26,810	0.10	23,983	0.13
Time deposits	168,164	1.66	173,889	2.12	194,046	2.84

Total interest-bearing deposits	307,920	1.05	299,995	1.40	326,352	1.96
Noninterest-bearing demand and Savings deposits	39,217		32,892		27,235

Total deposits	$347,137		$332,887		$353,587

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated:

	At December 31,
	2011	2010	2009
	(In thousands)

Less than 2.00%	$107,972	$113,193	$76,024
2.00% - 3.99	36,860	51,774	94,919
4.00% - 5.99	5,462	7,839	11,935
6.00% - 7.99	—	4	15

	$150,294	$172,810	$182,893

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2011:

	Amount Due
	Less Than One Year	1-2 Years	2-3 Years	More Than 3 Years	Total
	(In thousands)

Less than 1.00%	$52,565	$11,630	$865	$49	$65,109
1.00% - 1.99	23,818	9,915	3,448	5,682	42,863
2.00% - 3.99	7,599	3,448	12,782	13,031	36,860
4.00% - 5.99	3,774	758	930	—	5,462

	$87,756	$25,751	$18,025	$18,762	$150,294

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2011:

Maturity Period	Certificates of $100,000 or more
(In thousands)

Three months or less	$4,654
Over three through six months	5,197
Over six through twelve months	14,969
Over twelve months	17,790

Total	$42,610

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2011, the Bank had $32.0 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings decreased $2.0 million in 2011, as the Bank repaid a maturing $6.0 million Federal Home Loan Bank note in February, but added a $4.0 million short-term Federal Home Loan Bank borrowing in December, with the proceeds being used primarily to fund a temporary withdrawal of funds from a municipal checking account.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust. The Company purchased 100% of the common stock of Trust I for $310,000. Trust I issued $10.0 million in trust preferred securities and those proceeds, combined with the $310,000 in proceeds of the common stock, were used to purchase $10.3 million in subordinated debentures issued by the Company. The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I. The subordinated debentures had a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. Effective March 15, 2011, the fixed rate converted to a floating rate and the subordinated debentures now bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2011, the debentures had an interest rate of 2.05%.

The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

	At or for the Year Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Amounts outstanding at end of period:
FHLB advances	$32,000	$34,000	$46,375
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Weighted average rate paid on:
FHLB advances at end of period	3.15%	3.70%	3.84%
Subordinated debentures	2.05	4.26	4.23
Repurchase agreement	4.42	4.42	4.42
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$34,000	$46,375	$79,925
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate average amounts outstanding during period:
FHLB advances	$28,897	$41,779	$61,244
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate weighted average rate during the period paid on:
FHLB advances	3.69%	3.85%	3.97%
Subordinated debentures	2.35	4.32	4.64
Repurchase agreement	4.42	4.42	4.42

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $72,000, $100,000 and $256,000 for 2011, 2010 and 2009, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2011, 2010 and 2009 are calculated from actual daily balances.

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:

Loan portfolio (1)	$311,842	$17,421	5.59%	$317,226	$18,519	5.84%	$335,522	$19,434	5.79%
Mortgage-backed securities	34,733	1,096	3.16	31,604	1,210	3.83	48,078	2,258	4.70
Other securities:
Taxable	1,963	70	3.57	1,907	70	3.67	3,208	133	4.15
Tax-exempt (2)	1,588	105	6.61	2,604	149	5.72	9,765	575	5.89

Short-term investments and other interest-earning assets (3)	24,416	174	0.71	18,910	137	0.72	23,622	197	0.83

Total interest-earning assets	374,542	18,866	5.04	372,251	20,085	5.40	420,195	22,597	5.38
Noninterest-earning assets	60,476			60,702			54,627

Total assets	$435,018			$432,953			$474,822

Interest-bearing liabilities:
Demand deposits and savings	$139,756	427	0.31	$126,106	498	0.39	$132,306	894	0.68
Certificate of deposits	168,164	2,798	1.66	173,889	3,687	2.12	194,046	5,512	2.84

Total interest-bearing deposits	307,920	3,225	1.05	299,995	4,185	1.40	326,352	6,406	1.96
Borrowings	46,712	1,645	3.52	59,589	2,389	4.01	79,054	3,246	4.11

Total interest-bearing liabilities	354,632	4,870	1.37	359,584	6,574	1.83	405,406	9,652	2.38

Noninterest-bearing liabilities	46,635			40,126			35,946

Total liabilities	401,267			399,710			441,352
Stockholders’ equity	33,751			33,243			33,470

Total liabilities and stockholders’ equity	$435,018			$432,953			$474,822

Net interest income		$13,996			$13,511			$12,945

Interest rate spread			3.67%			3.57%			3.00%

Net tax-equivalent yield (4)			3.74%			3.63%			3.08%

Ratio of average interest-earning assets to to average interest-bearing liabilities			105.61%			103.52%			103.65%

(1)	Interest and average yield presented on a tax-equivalent basis using a tax-effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty. Nonaccrual loans are included in average loans outstanding.
(2)	Interest and average yield presented on a tax-equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities and FHLB stock.
(4)	Net interest income is presented on a tax-equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has two wholly owned subsidiaries: AIA, which sells insurance products and AFS, which operates a brokerage facility. At December 31, 2011, the Bank’s investments in its subsidiaries were approximately $1.0 million, consisting of direct equity investments.

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

REGULATION AND SUPERVISION

Certain of the regulatory requirements that are or will be applicable to the Company or the Bank are described below. The description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Company and the Bank and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation and Supervision of the Company

General. As a bank holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning its activities. In addition, the Federal Reserve Board has enforcement authority over the Company. As a public reporting company registered with the Securities and Exchange Commission (the “SEC”), the Company is required to file annual, quarterly and current reports with the SEC. The Company is also subject to regular examination by the Federal Reserve Board.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including its depository institution subsidiaries being well-capitalized and well managed, to opt to become a “financial holding company,” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Dodd-Frank Act added the requirements that the holding company itself be well-capitalized and “well managed.” The Company has not opted to become a financial holding company. The Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

Acquisitions. The Company is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior Federal Reserve Board approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the Federal Reserve Board considers the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. With certain exceptions, the Bank Holding Company Act (the “BHCA”) prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities, which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations.

Under the Change in Bank Control Act of 1978 (the “CBCA”), notice must be submitted to the Federal Reserve Board if any person (including a company), or any group acting in concert, seeks to acquire 10% of any class of the Company’s outstanding voting securities, unless the Federal Reserve Board determines that such acquisition will not result in a change of control of the bank. Under the CBCA, the Federal Reserve Board has 60 days within which to act on such notice taking into consideration certain factors, including the financial and managerial resources of the proposed acquiror, the convenience and needs of the community served by the bank and the antitrust effects of an acquisition.

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

Capital Requirements. The Federal Reserve Board maintains guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank. See “– Regulation and Supervision of the Bank – Capital Requirements.” The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion. The revised capital requirements are subject to certain grandfathering and transition rules.

Regulation and Supervision of the Bank

General. The Bank, as an Indiana chartered commercial bank, is subject to extensive regulation, examination and supervision by the Indiana Department of Financial Institutions and the FDIC. The Bank must file reports with the Indiana Department of Financial Institutions and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

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

Federal Banking Law

Capital Requirements. The Bank is required to maintain a 4% minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets (3% for institutions receiving the highest rating on the CAMELS rating system). Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and certain other servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

In addition to the leverage capital ratio, state chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the regulators’ perception of the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

At December 31, 2011, the Bank’s ratio of Tier 1 capital to average total assets was 9.23%, its ratio of Tier 1 capital to risk-weighted assets was 12.32% and its ratio of total risk-based capital to risk-weighted assets was 13.58%.

Investment Activities. State-chartered FDIC-insured banks are generally limited in their activities as principal and their equity investments to the type and amount authorized for national banks, notwithstanding state law. Federal law and regulations permit exceptions to these limitations. The FDIC is authorized to permit institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, receive prior approval of the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends.

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

Insurance of Deposit Accounts. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009, (capped at ten basis points of an institution’s deposit assessment base) to cover losses to the Deposit Insurance Fund. That special assessment, in the amount of $193,000 was collected on September 30, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Such amount was $2.7 million for the Bank. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the difficult economic conditions, deposit insurance per account owner was raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, with an additional extension to December 31, 2012, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank initially elected to participate in the unlimited noninterest-bearing transaction account coverage program, but opted out effective December 31, 2009. The Bank and the Company both participated in the unsecured debt guarantee program, but issued no debt under the program. The Dodd-Frank Act adopted mandatory unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

Prompt Corrective Regulatory Action. The federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (1) subject to increased monitoring by the appropriate federal banking regulator; (2) required to submit an acceptable capital restoration plan within 45 days; (3) subject to asset growth limits; and (4) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. At their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution’s ratio of tangible capital to total assets falls below the “critically undercapitalized level” established by law, i.e., a ratio of tangible equity to total assets of 2% or less, the institution will be subject to conservatorship or receivership within specified time periods. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangible assets other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.

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

Enforcement. The FDIC has extensive enforcement authority over nonmember insured state banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances, including on the basis of the institution’s financial condition or upon the occurrence of other events, including (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $71.0 million, plus 10% on the remainder. The first $11.5 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2011, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2011, the Bank held stock in the FHLB of Indianapolis in the amount of $4.5 million and was in compliance with the above requirement.

Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state nonmember bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the Bank’s unimpaired capital and surplus and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (on any loans where the total outstanding amounts to $500,000 or more) must be approved in advance by a majority of the Board of Directors of the Bank with any “interested” director not participating in the voting. State nonmember banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank.

Transactions with Affiliates. A state nonmember bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates, a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a nonaffiliate. Certain covered transactions must meet prescribed collateralization requirements. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity that controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

The Company’s state income tax returns have not been audited since 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2011	Principal Position

Jerome J. Gassen	61	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	61	Executive Vice President and Chief Operating Officer of the Bank and the Company

John J. Letter	66	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

Michael L. Wenstrup	54	Senior Vice President, Chief Credit Officer and Chief Lending Officer of the Bank

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

Michael L. Wenstrup was named Senior Vice President and Chief Credit Officer of the Bank effective March 1, 2010. Mr. Wenstrup assumed the additional responsibilities of Chief Lending Officer of the Bank effective August 1, 2011. Before joining Ameriana, Mr. Wenstrup was Executive Vice President – Chief Credit Officer and Director of Parkway Bank Arizona, Phoenix, Arizona from November 2005 to December 2008. Mr. Wenstrup was Executive Vice President of Parkway Bank and Trust, Harwood Heights, Illinois from June 1999 to November 2005 and served as Vice President – Portfolio Manager, Commercial Real Estate with LaSalle National Bank, Chicago, Illinois from January 1994 to June 1999.

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

Our increased emphasis on commercial lending may expose us to increased lending risk. At December 31, 2011, our loan portfolio consisted of $100.1 million, or 31.6%, of commercial real estate loans, $18.0 million, or 5.7%, of construction loans (primarily commercial properties) and $31.0 million, or 9.8%, of commercial and industrial loans and leases. We intend to continue to maintain our emphasis on the origination of commercial loans. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Commercial and construction loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one to four-family residential mortgage loans, we may need to increase our allowance for loan losses to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our nonperforming assets remain elevated and we may be required to increase our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. For 2011, we recorded a provision for loan losses of $1.4 million. We also recorded net loan charge-offs of $1.5 million. The continued weakness of the economy has contributed to relatively high levels of loan delinquencies and other nonperforming assets as of December 31, 2011. Our non-performing loans totaled $8.8 million, representing 2.79% of total loans, at December 31, 2011. In addition, loans that we have classified as special mention, substandard, doubtful or loss totaled $21.5 million, representing 6.8% of total loans, at December 31, 2011. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may be required to add further reserves to our allowance for loan losses or we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2011, our allowance for loan losses as a percentage of total loans was 1.30%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

A return to recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, data processing expense, FDIC insurance premiums and assessments, and marketing, totaled $17.0 million for the year ended December 31, 2011 compared to $16.8 million for the year ended December 31, 2010. We continue our concerted effort to effectively manage our expenses. Our efficiency ratio totaled 86.6% for the year ended December 31, 2011 compared to 87.8% for the year ended December 31, 2010. Failure to control our expenses could hurt future profits.

Changes in interest rates could reduce our net interest income and earnings. Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates can also affect: (1) our ability to originate loans; (2) the value of our interest-earning assets; (3) our ability to obtain and retain deposits in competition with other investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We opened a full-service banking center in Fishers, Indiana in October 2008, a second banking center in Carmel in December 2008 and a third in Westfield in May 2009. We also purchased property in Plainfield in 2008 with the expectation to begin construction on a new full-service banking center, but those plans were put on hold until it is determined that the economy and other conditions warrant the required investment. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.

Recently enacted regulatory reform may have a material impact on our operations. On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

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

We may not be able to realize the full value of our deferred tax asset. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, coupled with unused tax credits and tax benefits from operating loss carryforwards. At December 31, 2011, our net deferred tax asset was $5.2 million. The net deferred tax asset was composed of approximately $3.2 million of tax benefit from both state and federal net operating loss carryforwards, approximately $1.7 million of tax benefit from temporary differences between book and tax income and an unused federal tax credit of $1.4 million, reduced by a valuation allowance of $1.1 million.

We regularly review our deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences, as well as tax strategies available to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Realization of our deferred tax asset ultimately depends on the existence of sufficient future taxable income. We currently expect that it is more likely than not that our net deferred tax asset at December 31, 2011 will be fully realizable based on our expected future earnings. Realization of our deferred tax asset would significantly improve our earnings and capital through a related reversal of the current valuation allowance.

Any reduction in the corporate tax rate for federal or state income taxes would immediately result in partial impairment of the book value of the deferred tax asset, and require a write-down that would be charged against earnings in the year of the enactment of the related tax law.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Competition also makes it more difficult to grow loans and deposits. According to the FDIC, as of June 30, 2011, we held 33.2% of the deposits in Henry County, Indiana, which was the largest market share of deposits out of the six financial institutions that held deposits in this county. We also held 10.3% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the ten financial institutions that held deposits in this county. We also maintain offices in four other counties in which we held between 0.4% and 3.2% of the deposits in those counties as of June 30, 2011. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future. Our profitability depends upon our continued ability to compete successfully in our market area.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2011 and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased		Square Feet
		(Dollars in thousands)
Main Office:
2118 Bundy Avenue New Castle, Indiana	1958	$1,789	$280	Owned		20,500

Branch Offices:
1311 Broad Street New Castle, Indiana	1890	1,158	162	Owned		18,000

956 North Beechwood Street Middletown, Indiana	1971	334	6	Owned		5,500

22 North Jefferson Street Knightstown, Indiana	1979	430	139	Owned		3,400

1810 North State Street Greenfield, Indiana	1995	2,597	2,008	Owned		7,600

99 South Dan Jones Road Avon, Indiana	1995	1,743	1,221	Owned		12,600

1724 East 53rd Street Anderson, Indiana	1993	734	525	Owned		3,000

488 West Main Street Morristown, Indiana	1998	364	243	Owned		2,600

7435 West U.S. 52 New Palestine, Indiana	1999	944	639	Owned		3,300

6653 West Broadway McCordsville, Indiana	2004	1,140	986	Owned		3,400

11521 Olio Road Fishers, Indiana	2008	2,148	1,992	Owned		2,500

3975 West 106th Street Carmel, Indiana	2008	2,097	1,961	Owned		3,500

3333 East State Road 32 Westfield, Indiana	2008	619	563	Leased	(1)	5,000

Land Acquired for Future Branch Office:
2437 East Main Street Plainfield, Indiana	2008	1,402	1,402	Owned		—

Loan Production Office:
11711 N. Pennsylvania, Suite 100 Carmel, Indiana	2007	34	18	Leased	(2)	2,100

Ameriana Insurance Agency, Inc.:
1908 Bundy Avenue New Castle, Indiana	1999	386	285	Owned		5,000

Total		$17,919	$12,430

(1)	The initial lease expires on May 31, 2029 and the Bank has options for four additional terms of five years each.
(2)	The initial lease expires on June 30, 2012 and the Bank has options for two additional terms of three years each.

The total net book value of $12.4 million shown above for the Company’s office facilities is $2.2 million less than the total of $14.6 million shown for premises and equipment on the consolidated balance sheet. This difference represents the net book value as of December 31, 2011 for furniture, equipment and automobiles.

Item 3. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than those occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operation of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Market under the symbol “ASBI.” On March 8, 2012, there were 402 holders of record of the Company’s common stock. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 11 to the Consolidated Financial Statements included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2011			2010
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$5.75	$3.92	$0.01	$3.30	$2.50	$0.01
June 30	5.01	3.67	0.01	6.70	2.50	0.01
September 30	5.25	3.66	0.01	4.47	3.46	0.01
December 31	4.19	3.33	0.01	4.50	3.33	0.01

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2011 and at December 31, 2011 we had no publicly announced repurchase plans or programs.

Item 6. Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2011	2010	2009	2008	2007
Cash	$6,204	$3,673	$6,283	$3,810	$4,445
Investment securities	43,847	38,608	35,841	75,371	66,692
Loans, net of allowances for loan losses	312,509	312,715	321,544	322,535	294,273
Interest-bearing deposits and stock in Federal Home Loan Bank	7,977	13,175	18,934	10,268	18,357
Other assets	59,254	61,486	58,961	51,518	43,024

Total assets	$429,791	$429,657	$441,563	$463,502	$426,791

Deposits noninterest-bearing	$40,197	$34,769	$29,531	$22,070	$20,429
Deposits interest-bearing	297,053	303,209	308,850	302,336	294,317
Borrowings	49,810	51,810	64,185	97,735	68,513
Other liabilities	8,226	6,618	6,422	7,585	9,886

Total liabilities	395,286	396,406	408,988	429,726	393,145
Stockholders’ equity	34,505	33,251	32,575	33,776	33,646

Total liabilities and stockholders’ equity	$429,791	$429,657	$441,563	$463,502	$426,791

	Year Ended December 31,
Summary of Earnings	2011	2010	2009	2008	2007
Interest income	$18,794	$19,985	$22,341	$23,581	$23,900
Interest expense	4,870	6,574	9,652	11,788	14,078

Net interest income	13,924	13,411	12,689	11,793	9,822
Provision (credit) for loan losses	1,385	1,933	2,180	1,250	(1,627)
Other income	5,628	5,650	5,536	3,801	3,494
Other expense	17,004	16,817	17,119	14,384	13,978

Income (loss) before taxes	1,163	311	(1,074)	(40)	965
Income tax (benefit)	21	(242)	(810)	(781)	(219)

Net income (loss)	$1,142	$553	$(264)	$741	$1,184

Basic earnings (loss) per share	$0.38	$0.19	$(0.09)	$0.25	$0.39
Diluted earnings (loss) per share	$0.38	$0.19	$(0.09)	$0.25	$0.39

Dividends declared per share	$0.04	$0.04	$0.10	$0.16	$0.16

Book value per share	$11.54	$11.12	$10.90	$11.30	$11.26

	Year Ended December 31,
Other Selected Data	2011	2010	2009	2008	2007
Return on average assets	0.26%	0.13%	(0.06)%	0.16%	0.28%
Return on average equity	3.38	1.66	(0.79)	2.23	3.63
Ratio of average equity to average assets	7.76	7.68	7.05	7.40	7.67
Dividend payout ratio (1)	10.47	21.70	NM	64.56	41.03

(1)	Dividends per share declared divided by net income per share.

NM = not meaningful.

Quarterly Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total interest income	$4,766	$4,823	$4,673	$4,532
Total interest expense	1,337	1,255	1,187	1,091
Net interest income	3,429	3,568	3,486	3,441
Provision for loan losses	360	255	255	515
Net income	121	270	298	453
Securities gains - net	52	448	206	213

Basic earnings per share	0.04	0.09	0.10	0.15

Diluted earnings per share	0.04	0.09	0.10	0.15

Dividends declared per share	0.01	0.01	0.01	0.01

Stock price range
High	5.75	5.01	5.25	4.19
Low	3.92	3.67	3.66	3.33

2010
Total interest income	$5,083	$5,117	$4,904	$4,881
Total interest expense	1,800	1,745	1,590	1,439
Net interest income	3,283	3,372	3,314	3,442
Provision for loan losses	360	658	360	555
Net income	80	229	142	102
Securities gains - net	104	1	104	94

Basic earnings per share	0.03	0.08	0.05	0.03

Diluted earnings per share	0.03	0.08	0.05	0.03

Dividends declared per share	0.01	0.01	0.01	0.01

Stock price range
High	3.30	6.70	4.47	4.50
Low	2.50	2.50	3.46	3.33

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Bank (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. In June 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. In July 2006, the Bank closed its Trust Department and adopted the name “Americana Bank, SB.” On June 1, 2009, the Bank converted to an Indiana commercial bank and adopted its present name, “Americana Bank.” The Bank is subject to regulation and supervision by the FDIC (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana, through 12 branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Fishers, Carmel, Westfield and New Palestine, Indiana, and through our loan production office in Carmel, Indiana. In December 2011, lending personnel were relocated from the Carmel loan production office to the Bank’s Indianapolis metropolitan area banking centers. The Bank does not plan to renew the Carmel loan production office lease when it expires in June.

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

Financial Challenges and Expansion in Recent Years

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into Indianapolis, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, half of the banking centers are located in Indianapolis. These banking centers are focused on generating commercial lending and relationship business, where significant opportunities exist to win market share from smaller institutions lacking capital strength and resources, and large institutions that have concentrated on large business customers.

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in Indianapolis, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold primarily due to the economic environment.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery moved slowly through 2011. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Executive Overview of 2011

The Company recorded net income of $1.1 million, or $0.38 per share, for 2011, compared to net income of $553,000, or $0.19 per share, for 2010. The results for 2011 reflected an improvement in net interest income, but the Bank continued to be negatively impacted by high credit costs related to weak economic conditions, which were partly offset by gains realized on sales of investment securities. Following is additional summary information for the year:

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share, or $0.04 per share for the year.

•	The Company’s tangible common equity ratio at December 31, 2011 was 7.73%.

•

At December 31, 2011, the Bank’s tier 1 leverage ratio was 9.23%, the tier 1 risk-based capital ratio was 12.32%, and the total risk-based capital ratio was 13.58%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards established by the Board resolution addressed below.

•

A $485,000, or 3.6% increase for 2011 in net interest income on a fully tax-equivalent basis was achieved with growth of only 0.6% in average earnings assets, as the net interest margin of 3.74% represented an 11 basis points improvement over 2010. The net interest margin improvement resulted mostly from a significant reduction in the Bank’s average cost of deposits.

•

The Bank recorded a $1.4 million provision for loan losses in 2011 compared to a $1.9 million provision in 2010 due to a continuing, but reduced elevated level of charge-offs and non-performing loans that resulted from weak economic conditions.

•	Total nonperforming loans of $8.8 million, or 2.79% of total loans at December 31, 2011, represented a $2.4 million decrease from $11.2 million, or 3.54% of total loans at December 31, 2010.

•	The allowance for loan losses was $4.1 million, or 1.30% of total loans at December 31, 2011, compared with $4.2 million, or 1.33% of total loans at December 31, 2010.

•	Other income of $5.6 million for 2011 was $22,000 lower than the total for the prior year.

•

The total for 2011 was reduced by a $1.0 million net loss from sales and write-downs of other real estate owned, that was $668,000 greater than the net loss for 2010, but 2011 benefited from $919,000 in gains on sales of investment securities, a $616,000 increase over 2010.

•

Gains on sales of loans and servicing rights of $225,000 for 2011 were $698,000 less than the total for 2010 that included a $560,000 gain from a bulk sale of $10.9 million of seasoned performing residential mortgage loans.

•	The 2011 totals for fees and service charges on deposit accounts and brokerage and insurance commissions reflected improvements over 2010 of 6.8% and 11.5%, respectively.

•	Other expense for 2011 of $17.0 million was $187,000, or 1.1%, higher than 2010.

•

The 2011 total included a $135,000 increase in salaries and employee benefits that resulted primarily from higher incentive awards related to achievement of production goals, and a $124,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan, partly offset by an $84,000 decrease in employee health insurance expense.

•

The Company had income before income taxes of $1.2 million for 2011, but recorded an income tax expense of only $21,000, which was due primarily to a significant amount of tax-exempt bank-owned life insurance.

The Company’s total assets of $429.8 million at December 31, 2011 changed slightly during 2011 from $429.7 million at December 31, 2010:

•

Net loans receivable were $312.5 million at December 31, 2011, a decrease of $206,000 from $312.7 million at the end of 2010. The lack of growth was due primarily to limited loan demand resulting from continuing weak economic conditions in the markets the Bank serves.

•

The composition of the portfolio changed in 2011, with a $5.5 million increase in commercial real estate loans and a $8.6 million increase in commercial loans, while the totals for residential real estate loans, construction loans, municipal loans and consumer loans all declined during the year.

•

Reflective of a low interest rate environment coupled with competitive pricing pressures, the 5.59% average yield on the loan portfolio for 2011 represented a 25 basis points decrease from 5.84% for 2010.

•

The $5.2 million growth in the investment securities portfolio during 2011 to $43.8 million resulted primarily from a $4.9 million increase in mortgage-backed securities to $39.7 million, or 90.6%, of the portfolio.

•

Other real estate owned of $7.5 million at December 31, 2011 represented a decrease of $1.5 million from December 31, 2010, with the addition of fourteen properties totaling $3.3 million, the sale of twelve properties with a total book value of $3.6 million, and $1.2 million in write-downs during the year.

•

Total deposits of $337.3 million at December 31, 2011 represented a decrease of $728,000 for the year, due to the elimination of all brokered certificates of deposit, which totaled $10.4 million at the prior year end. The Bank also experienced a significant change in the mix of deposits from the prior year end. Non-maturity deposits increased $21.8 million, or 13.2%, to $187.0 million, while certificates of deposit declined $22.5 million, or 13.0%, to $150.3 million.

•	The Bank achieved a 26 basis points reduction in the weighted average cost of total deposits to 0.79% at December 31, 2011 from 1.05% at the end of 2010.

•	Total borrowings were reduced by $2.0 million in 2011 to $49.8 million, or 14.8% of total deposits.

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

Strategic Summary

The current economic downturn has created a challenging operating environment for all businesses, and, in particular, the financial services industry. Earnings pressure is expected to continue as the weak economy continues to cause stress on credit quality. Deposit acquisition continues to be competitive; however, the Bank’s disciplined pricing has resulted in a significant reduction in its cost of deposits. The Bank’s pricing strategies, combined with the low interest rate environment, has positively impacted interest rate spread and net interest income. Reducing noninterest expense has been a priority of Management, and the Bank has reduced noninterest expense through aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

With the Bank’s mantra of “Soundness. Profitability. Growth – in that order, no exceptions,” the priorities, culture and risk strategy of the Bank are focused on asset quality and credit risk management. Despite the current economic pressures, as well as the industry’s challenges related to compliance and regulatory requirements, tightened credit standards, and capital preservation, Management remains cautiously optimistic that business conditions will improve over the longer term and is steadfast in the belief that the Company is well positioned to grow and enhance shareholder value as this recovery occurs.

With a community banking history stretching back over 120 years, the Bank has built its strong reputation with community outreach programs and being a workplace of choice. By combining its rich tradition with its ability to provide its customers with financial advice and solutions, the Bank will accomplish its mission by:

•	being our customer’s first choice for financial advice and solutions;

•	informing and educating customers on the basics of money management; and

•	understanding and meeting customer’s financial needs throughout their life cycle.

Serving customers requires the commitment of all Ameriana Bank associates to provide exceptional service and sound financial advice. We believe these qualities will differentiate us from our competitors and increase profitability and shareholder value.

To meet these long-term goals, we have undertaken the following strategies:

Build Relationships with Our Customers. Banking is essentially a transaction business. Nevertheless, numerous industry studies have shown that customers want a relationship with their bank and banker based on trust and sound advice. Based on this information, we are focusing our efforts on expanding customer relationships and improving our products and services per household.

Achieve Superior Customer Service. Programs and initiatives have been implemented to deliver value-added services and amenities to support our corporate strategy and Brand Promise, which speak to our commitment to our customers. Customer satisfaction surveys are conducted after a new account is opened. Our evaluations include telephone as well as in-person surveys with both consumer loans and deposit customers, as well as other in-store performance metrics. We have enhanced our efforts to improve our customer service by developing a 3-Year Training and Development Plan and formalizing our service standards and job performance evaluations.

Develop and Deliver Fully Integrated Financial Advice and Comprehensive Solutions to Meet Customer Life Events. The Bank’s retail banking business has a full range of banking products, as well as affiliated insurance, brokerage and asset management services. Products and services are packaged and recommended around customer needs and “life events” such as planning for retirement, buying a home and saving for college education rather than traditional transaction accounts, savings and consumer loan products.

Establish Strong Brand Awareness. We believe it is important to create a value proposition that is relevant, understood and valued by our customers. To differentiate the Bank among its competitors and support its premium service brand, Ameriana developed a brand strategy which surrounds the customer with 360 Degrees of Service. New logo, signage, facility design, web design, service training, marketing and public relations efforts were developed to support the brand strategy and brand concepts.

Use Technology to Expand Our Customer Base. Ameriana utilizes a fully integrated, real-time information technology platform. We continuously seek opportunities to enhance our electronic delivery of products and services to our customers, and the Bank’s technology plan has included upgrades to our ancillary support systems, such as business sweep products, cash management services, business remote item capture and on-line mortgage loan applications. In addition, the Bank has introduced mobile banking, mobile check deposit, FinanceWorks™ and other technology to remain competitive in its markets.

Develop an Innovative Delivery System. We believe our banking centers must evolve into “Financial Stores” that showcase our financial products and offer our customers an environment and unique experience that is conducive to interacting with knowledgeable Ameriana Bank associates. Ameriana’s strategy focuses on enhancing the customer experience and demonstrating our community banking spirit with value-added services, such as space for community meetings, business and financial planning seminars, community outreach programs and small special interest events.

Increase Market Share in Existing Markets and Expand into New Markets. Tremendous opportunity exists to expand our products and services per household with existing customers, and attract new customers in both our existing and new markets. The Bank’s expansion strategy in Indianapolis is well underway as a result of opening three well-situated locations in Hamilton County in 2008 and 2009, located just north of Marion County and Indianapolis. In addition, the Company purchased a site in Plainfield, which will enhance our presence on the west side of Indianapolis and our existing office in Avon. Construction plans of the Plainfield office have been put on hold until the surrounding retail development is underway. The Bank will continue the strategy of acquiring additional locations for development of full-service banking centers to increase our footprint in Marion County and surrounding Indianapolis metropolitan area and to boost our visibility in this market.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2011 and December 31, 2010, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2011.

FINANCIAL CONDITION

Total assets increased by $134,000 to $429.8 million at December 31, 2011 from $429.7 million at December 31, 2010, as balance sheet growth efforts were limited primarily by economic conditions that resulted in continuing weak loan demand.

Cash and Cash Equivalents

Cash and cash equivalents decreased $2.0 million to $9.7 million at December 31, 2011 from $11.7 million at December 31, 2010. Cash on hand and in other institutions increased $2.5 million, or 68.9%, to $6.2 million at December 31, 2011. This change was primarily due to a $2.3 million increase in our book balance for the noninterest-earning piece of our Federal Reserve Bank account, which represents electronic deposits not yet credited. Interest-bearing deposits decreased $4.6 million, or 56.6%, to $3.5 million at December 31, 2011, with the totals for both year end dates consisting almost totally of balances with the Federal Reserve Bank of Chicago.

Securities

Investment securities available for sale increased 13.6% to $43.8 million at December 31, 2011 from $38.6 million at December 31, 2010. The increase was due primarily to purchases of mortgage-backed securities that exceeded the total for sales and principal repayments on mortgage-backed securities during 2011. Mortgage-backed securities purchases of $55.5 million, mostly offset by principal repayments and sales, resulted in an increase in the total fair value of Ginnie Mae and GSE mortgage-backed pass-through securities of $4.9 million to $39.7 million at December 31, 2011.

All mortgage-backed securities at December 31, 2011 are insured by either Ginnie Mae, Fannie Mae or Freddie Mac. At December 31, 2011, all investments remained classified as available for sale. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings. There were no other than temporarily impaired investment securities as of December 31, 2011.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2011	2010	$ Change	% Change
December 31:
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$29,436	$10,278	34.92%
Ginnie Mae collateralized mortgage obligations	—	5,341	(5,341)	(100.00)
Municipal securities	2,351	2,164	187	8.64
Mutual funds	1,782	1,667	115	6.90

Totals	$43,847	$38,608	$5,239	13.57%

The following table identifies the percentage composition of the investment securities:

	2011	2010	2009
December 31:
Ginnie Mae and GSE mortgage-backed pass-through securities	90.6%	76.3%	69.7%
Ginnie Mae collateralized mortgage obligations	—	13.8	16.2
Municipal securities	5.3	5.6	9.6
Mutual funds	4.1	4.3	4.5

Totals	100.0%	100.0%	100.0%

See Note 3 to the Consolidated Financial Statement for more information on investment securities.

Loans

Net loans receivable totaled $312.5 million at December 31, 2011, a decrease of $206,000 from $312.7 million at December 31, 2010. The lack of portfolio growth was due primarily to the impact of the weak economy on loan demand, coupled with management’s decision to sell a significant portion of new single-family mortgage loans in the secondary market.

Residential real estate loans decreased $4.9 million to $164.4 million at December 31, 2011, from $169.3 million at December 31, 2010. New production involved a mix of owner-occupied single-family and investment property loans, as well as a blend of products that included both fixed-rate and a small number of variable-rate pricing. During 2011, the Bank originated $30.7 million in non-construction residential real estate loans, including home equity loans, and sold $8.5 million into the secondary market. Additionally, the Bank acquired a $798,000 interest in a participation loan for an apartment complex in the Indianapolis area.

Commercial real estate loans increased $5.6 million to $100.1 million at December 31, 2011, from $94.6 million at December 31, 2010. Commercial loans and leases increased $8.6 million to $31.0 million at December 31, 2011 from $22.4 million at December 31, 2010. The overall growth in these two categories of commercial loans for 2011 was reflective of greater demand resulting from improvement in the balance sheets of potential borrowers after sustaining the impact of weak economic conditions for several years. Non-construction commercial real estate loans totaling $10.0 million and $8.9 million in other commercial loans were added in 2011, with one purchase for $3.0 million of a loan to a construction company in the oil and gas industry.

Construction loans decreased $6.7 million to $18.0 million during 2011, primarily as a result of a reduced emphasis on this product by the Bank that was due mostly to considerations related to the state of the economy. Construction loan originations in 2011 totaled $6.8 million, and included a $3.2 million loan for a medical office building and a $2.0 million loan for a Section 42 low income apartment complex.

On December 31, 2011, the Bank had $740,000 in loans to local municipalities, compared to $2.7 million at December 31, 2010. Municipal loans are usually added through a competitive bid process. New municipal loans totaled $590,000 for 2011.

Consumer loans declined $1.1 million to $2.9 million at December 31, 2011 from $4.0 million at December 31, 2010. This decrease reflected the impact of the economy on the Bank’s lending growth objectives. The Bank originated $1.2 million of consumer loans in 2011.

New loan volume in 2011 totaled $61.8 million, including purchases totaling $3.8 million, compared to $79.4 million in 2010 with no purchases. New residential loan originations and purchases, including $2.9 million of construction loans, decreased to $34.3 million in 2011 from $53.0 million in 2010. Commercial loan, commercial real estate, commercial construction and municipal loan additions in 2011 totaled $26.3 million, compared to $24.0 million in 2010. New consumer loans totaled $1.2 million in 2011 compared to $2.4 million in 2010.

We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $95.7 million at December 31, 2011 compared to $115.9 million at December 31, 2010. The decrease was due primarily to weak new loan demand in 2011 that resulted in a net paydown in the Bank’s portfolio of serviced one-to four-family residential mortgage loans. Loans sold that we service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans decreased $2.4 million to $8.8 million at December 31, 2011 from $11.2 million at December 31, 2010. The decrease was primarily due to the payoff of two loans totaling $1.6 million on section 42 low income housing tax credit properties.

We recorded net charge-offs of $1.5 million in 2011, compared to net charge-offs of $1.7 million in 2010. Total charge-offs were $1.6 million and $2.0 million in 2011 and 2010, respectively. Total recoveries in 2011 were $95,000 while total recoveries were $244,000 in 2010.

The allowance for loan losses as a percent of loans was 1.30% at December 31, 2011 and 1.33% at December 31, 2010. The significant reduction in nonperforming loans in the Bank’s portfolio during 2011 supports the decrease in the allowance for loans losses to total loans ratio, and as a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2011.

Premises and Equipment

Premises and equipment of $14.6 million at December 31, 2011 represented an $86,000 decrease from $14.7 million at December 31, 2010. The net decrease was a result of $977,000 of depreciation exceeding net capital expenditures of $891,000 during the period.

Stock in Federal Home Loan Bank

The $629,000 decrease in Federal Home Loan Bank stock to $4.5 million at December 31, 2011 was the result of a stock repurchase program initiated by the Federal Home Loan Bank in 2011.

Goodwill

Goodwill of $656,000 at December 31, 2011 represented a $7,000 increase from December 31, 2010 and resulted from an acquisition of an insurance business. $457,000 of the total goodwill relates to deposits associated with a banking center acquired on February 27, 1998, and $199,000 is the result of three separate acquisitions of insurance businesses. The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill, and a fair value of the three insurance agency books of business purchased that exceeds the associated goodwill.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $26.2 million and $25.4 million, respectively, at December 31, 2011 and 2010. The majority of these policies were purchased in 1999. Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program. The nontaxable increase in cash surrender value of life insurance was $836,000 in 2011, compared to $875,000 in 2010.

Other Real Estate Owned

Other real estate owned of $7.5 million at December 31, 2011 represented a decrease of $1.5 million from December 31, 2010, with fourteen additions totaling $3.3 million and twelve sales of properties with an aggregate book value of $3.6 million during 2011. The additions included twelve single-family homes or building lots, a commercial building, and an operating golf course and residential real estate development project with a book value at its June 30, 2011 acquisition date of $2.0 million. The sales consisted of eight single-family properties, two commercial properties, the golf course with a book value of $1.1 million that was sold at a $121,000 gain, and an apartment complex with a book value of $1.7 million that was sold at a $72,000 gain. Write-downs of other real estate owned during 2011 totaled $1.2 million, of which $845,000 was related to a strip commercial center and $277,000 to an uncompleted apartment project, with both write-downs due to further deterioration of the property’s market value during the year.

Other Assets

Other assets were $9.9 million at December 31, 2011, compared to $11.5 million at December 31, 2010. The decrease of $1.6 million resulted primarily from the receipt of a $676,000 transfer related to the Bank’s commercial sweep investment product, and a $612,000 reduction of our prepaid FDIC insurance premiums balance.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
December 31,	2011	2010	$ Change	% Change
Noninterest-bearing deposits	$40,197	$34,769	$5,428	15.61%
Savings deposits	29,043	28,836	207	0.72
Interest-bearing checking	88,632	77,012	11,620	15.09
Money market deposits	29,084	24,551	4,533	18.46
Certificates $100,000 and more	42,610	44,481	(1,871)	(4.21)
Brokered Certificates	—	10,363	(10,363)	(100.00)
Other certificates	107,684	117,966	(10,282)	(8.72)

Totals	$337,250	$337,978	$(728)	(0.22)%

Nonmaturity deposits increased $21.8 million, or 13.2%, to $187.0 million at December 31, 2011 from $165.2 million at December 31, 2010. $17.0 million of the 2011 increase related to checking accounts, noninterest-bearing and interest-bearing, and included a $1.2 million increase in public funds checking balances. The growth in retail nonmaturity deposits resulted primarily from the Bank’s increased focus on sales activities coupled with its banking center expansion strategy, and the reaction of individuals to market conditions related to the depressed economic environment.

Non-brokered certificates of deposit decreased $10.3 million, due to certain customers transferring their funds to non-maturity products, coupled with a result of Bank strategies that were designed to not pursue the retention of the more rate sensitive non-core deposits.

$10.4 million in brokered certificates of deposit were added in December 2010 and an additional $6.1 million during the first two months of 2011, as they were found to be more attractive than other wholesale funding alternatives with regard to cost and collateral considerations. $5.2 million of the brokered certificates of deposit had 2011 maturities and $11.3 million had call options, and they were all subsequently replaced with core deposits in 2011.

Borrowings

Borrowings decreased $2.0 million to $49.8 million at December 31, 2011 from $51.8 million at December 31, 2010, as the Bank had a $6.0 million long-term Federal Home Loan Bank note mature in February and added a $4.0 million short-term Federal Home Loan Bank borrowing in late December. At December 31, 2011, our borrowings consisted of FHLB advances totaling $32.0 million, one $7.5 million repurchase agreement, and subordinated debentures of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis. The tax-equivalent adjustment was $72,000, $100,000 and $256,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
Weighted Average Yield:	2011	2010	2009

Loans	5.59%	5.84%	5.79%
Mortgage-backed pass through and collateralized mortgage obligations	3.16	3.83	4.70
Securities – taxable	3.57	3.67	4.15
Securities – tax-exempt	6.61	5.72	5.89
Other interest-earning assets	0.71	0.72	0.83
All interest-earning assets	5.04	5.40	5.38
Weighted Average Cost:

Demand deposits, money market deposit accounts, and savings	0.31	0.39	0.68
Certificates of deposit	1.66	2.12	2.84
Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	3.52	4.01	4.11
All interest-bearing liabilities	1.37	1.83	2.38

Interest Rate Spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	3.67	3.57	3.00

Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.74	3.63	3.08

	At December 31,
Weighted Average Interest Rates:	2011	2010	2009

Loans	5.43%	5.75%	5.91%
Mortgage-backed pass through and collateralized mortgage obligations	2.66	3.01	4.35
Other securities – taxable	2.61	3.05	3.61
Other securities – tax-exempt	7.95	5.94	6.00
Other earning assets	1.51	0.93	0.77
Total interest-earning assets	5.05	5.31	5.52
Demand deposits, money market deposit accounts, and savings	0.23	0.38	0.45
Certificates of deposit	1.55	1.77	2.46
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures	3.11	3.92	3.97
Total interest-bearing liabilities	1.22	1.57	2.04
Interest rate spread	3.83	3.74	3.48

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Nonaccrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans. The tax equivalent adjustment was $72,000, $100,000 and $256,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$(316)	$(782)	$(1,098)	$(1,072)	$157	$(915)
Mortgage-backed securities	119	(233)	(114)	(773)	(275)	(1,048)
Securities – taxable	2	(2)	—	(54)	(9)	(63)
Securities – tax-exempt	(58)	14	(44)	(422)	(4)	(426)
Other interest-earning assets	39	(2)	37	(42)	(18)	(60)

Total interest-earning assets	(214)	(1,005)	(1,219)	(2,363)	(149)	(2,512)

Interest expense:
Demand deposits and savings	53	(124)	(71)	(41)	(355)	(396)
Certificates of deposits	(121)	(768)	(889)	(572)	(1,253)	(1,825)
FHLB advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	(516)	(228)	(744)	(798)	(59)	(857)

Total interest-bearing liabilities	$(584)	$(1,120)	$(1,704)	$(1,411)	$(1,667)	$(3,078)

Change in net interest income	$370	$115	$485	$(952)	$1, 518	$566

Drafts Payable

Drafts payable of $2.5 million at December 31, 2011 represented an increase of $938,000 from $1.6 million at December 31, 2010. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Other Liabilities

Other liabilities increased $670,000 to $5.7 million at December 31, 2011, primarily due to a $153,000 increase in escrow balances for mortgage loans, and increases in accrued expenses and accounts payable related to normal operating expenses.

Shareholders’ Equity

Total shareholders’ equity of $34.5 million at December 31, 2011 was $1.3 million higher than the total at December 31, 2010. This increase resulted primarily from $1.1 million in net income and a $229,000 increase in the accumulated other comprehensive income component of equity, partially offset by $120,000 in dividends to shareholders.

RESULTS OF OPERATIONS

2011 Compared to 2010

Net income

The Company recorded net income of $1.1 million for 2011, or $0.38 per diluted share, compared to net income of $553,000, or $0.19 per diluted share, for 2010. This increase of $589,000 resulted primarily from an improvement in net interest income, and a significant reduction in the provision for loans losses for 2011. The following is a summary of changes in the components of net income for 2011 compared to 2010:

•

The Company produced a $513,000, or 3.8%, increase in net interest income, with growth of only 0.6% in average interest-earning assets that was limited by weak loan demand in 2011. The $513,000 increase in net interest income, $485,000 on a tax-equivalent basis, resulted primarily from an improvement in net interest spread, as shown in the table below.

•	A provision for loan losses of $1.4 million was recorded during 2011, compared to $1.9 million for the same period of 2010, a decrease of $548,000.

•	Other income for 2011 was $5.6 million, or a decrease of $22,000 from the total for 2010.

•	$17.0 million in other expense for 2011 represented a $187,000, or 1.1%, increase from $16.8 million for 2010.

•

The income tax expense of only $21,000 on $1.2 million of pre-tax income for 2011 resulted primarily from approximately $998,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans. The income tax benefit of $242,000 for 2010 resulted from approximately $1.1 million of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans.

For a quarterly breakdown of earnings, see “Quarterly Data” under “Item 6. Selected Financial Data.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax-equivalent basis for 2011 compared to 2010. The tax equivalent adjustment was $72,000 and $100,000 for the years ended December 31, 2011 and 2010, respectively, based on a tax rate of 34%.

(Dollars in thousands)
Years ended December 31,	2011		2010
	Interest	Yield/Rate	Interest	Yield/Rate	Change

Interest and fees on loans	$17,421	5.59%	$18,519	5.84%	$(1,066)
Other interest income	1,445	2.30	1,566	2.85	(153)

Total interest income	18,866	5.04	20,085	5.40	(1,219)

Interest on deposits	3,225	1.05	4,185	1.40	(960)
Interest on borrowings	1,645	3.52	2,389	4.01	(744)

Total interest expense	4,870	1.37	6,574	1.83	(1,704)

Net interest income	$13,996		$13,511		$485

Net interest spread		3.67%		3.57%
Net interest margin		3.74%		3.63%

The 3.6% growth in net interest income on a tax-equivalent basis, as shown in the table above, was accomplished with an increase of 0.6% in average interest-earning assets, as the Bank benefited from certain market conditions in 2011 that allowed it to decrease its cost of funds, primarily through the repricing of deposit accounts in a relatively stable low interest rate environment. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets. For a discussion on interest rate risk see “Interest Rate Risk.”

The Company’s net interest margin on a fully-tax equivalent basis increased 10 basis points to 3.73% for 2011 from 3.63% for 2010.

Tax-exempt interest for 2011 was $162,000 compared to $222,000 for 2010. Tax-exempt interest is primarily from bank-qualified municipal securities and municipal loans. Total interest income on a tax-equivalent basis of $18.9 million for 2011 represented a decrease of $1.2 million compared to $20.1 million for 2010. This reduction resulted primarily from a decrease in average interest-earning assets related to the Bank’s balance sheet restructuring strategies. Total interest expense for 2011 decreased $1.7 million compared to 2010, as the Bank took advantage of market opportunities to reprice and sharply reduce its cost of interest-bearing deposits, and reduced total borrowings, also as part of its balance sheet restructuring strategy. For further information, see “– Financial Condition – Rate/Volume Analysis.”

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

We had a provision for loan losses of $1.4 million for 2011 compared to a provision of $1.9 million for 2010. The provisions for both 2011 and 2010 reflected elevated levels of nonperforming loans and charge-offs, and the continuing pressure of current economic conditions on credit quality. The allowance to total loans ratio was 1.30% at December 31, 2011, compared to 1.33% at December 31, 2010.

Other Income

The $22,000 increase in total other income to $5.6 million in 2011 resulted primarily from the net of the following changes:

•

A $137,000, or 6.8%, increase in fees and service charges from deposit account relationships to $2.1 million, including a $119,000 increase in debit card fees that was due primarily to a 7.0% increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•

A $158,000, or 11.5%, increase in commissions earned on insurance and brokerage sales to $1.5 million resulted primarily from increased brokerage sales by the Bank’s subsidiary, Ameriana Financial Services, Inc.;

•

Net gains on sales of available-for-sale securities increased $616,000 from $303,000 for 2010 on $9.8 million in sales to $919,000 for 2011 on $48.7 million in sales, as the Bank benefited in both years from falling mortgage loan rates that resulted in higher market values of its mortgage-backed securities.

•

A $698,000 decrease in gains on sales of loans and servicing rights to $225,000 for 2011 from $923,000 for 2010, related primarily to a $560,000 gain in 2010 from a bulk sale of $10.9 million of seasoned performing residential mortgage loans;

•

A $272,000 increase in rental income from OREO to $771,000 resulted primarily from gross operating revenue for an Indianapolis area golf course acquired in mid-2011 and sold in December, the mid-2010 acquisition of an Indianapolis area strip commercial center held for all of 2011, the leasing of two high-end Indianapolis area single family homes, and partly offset by reduced income from a multi-family apartment complex in Anderson, Indiana, that was held for all of 2010 and sold in mid-2011;

•

A $668,000 increase in the net loss from sales and write-downs of other real estate owned to $1.0 million for 2011 from $359,000 for 2010, related primarily to $845,000 in total write-downs of the strip commercial center and a $277,000 write-down of an uncompleted apartment complex located in Lafayette, Indiana. The write-downs reflected further deterioration in the market value of both properties during 2011, but were partly offset by a $121,000 gain from the sale of the Indianapolis area golf course and a $72,000 gain from the sale of the Anderson, Indiana, apartment complex; and

•	A $134,000 decrease in the loss from a limited partnership investment in real estate qualifying for federal tax credits, from $142,000 for 2010 to $8,000 for 2011;

Other Expense

The Company recorded a $187,000 increase in total other expense to $17.0 million for 2011, compared to $16.8 million for 2010, due primarily to the following major differences:

•

$9.4 million for salaries and employee benefits for 2011, which was $135,000, or 1.4%, higher than 2010, and due mostly to an increase in incentive awards related primarily to the Bank’s retail deposit goals and sales goals for Ameriana Financial Services, Inc., and a $124,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan, partly offset by an $84,000 decrease in employee health insurance expense. In light of the impact of poor economic conditions on the earnings of the Company, management agreed to forego salary increases for 2011;

•

The $88,000, or 5.7%, increase in net occupancy expense to $1.6 million related primarily to real estate tax expense. The expense for 2011 included a $28,000 increase in rent for a banking center that was related mostly to a real estate tax adjustment, whiled during 2010 the Bank benefited from a $35,000 refund of prior years’ real estate taxes as a result of successfully contesting the assessment on one of the Bank’s offices;

•

Other real estate owned expense of $1.0 million for 2011 was $53,000 higher than the total for 2010. $727,000 of the total for 2011 represented operating expenses on the Indianapolis area golf course and apartment complex in Anderson, Indiana, with both properties being sold in 2011, and the Indianapolis area strip commercial center. The three properties together provided $695,000 of rental income in 2011; and

The increases above were offset in part by:

•

A decrease of $77,000 in legal and professional fees that was due primarily to a lower expense recorded for legal fees related to problem loans, and a $25,000 recruiting fee that was incurred in the first nine months of 2010, while no recruiting fees were incurred in 2011, offset in part by $14,000 in fees resulting from the required conversion to eXtensible Business Reporting Language (“XBRL”) for SEC financial reporting in 2011; and

•	A $111,000 decrease in FDIC insurance premiums and assessments that resulted from the new assessment methodology that became effective in the beginning of the second quarter of 2011.

Income Tax Expense

We recorded income tax expense of $21,000 on pre-tax income of $1.2 million for 2011, compared to an income tax benefit of $242,000 on $311,000 of pre-tax income for 2010. Both years had a significant amount of tax-exempt BOLI income, and tax-exempt income from municipal loans and municipal securities.

•

We have a deferred state tax asset of $1.9 million that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009. Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset. The valuation allowance was $1.1 million at December 31, 2011.

•

The Company had a deferred federal tax asset of $4.6 million at December 31, 2011, that was composed of $1.6 million of tax benefit from a net operating loss carryforward of $4.7 million, $1.6 million related to temporary differences between book and tax income, and $1.4 million in tax credits. The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023. Included in the $1.4 million of tax credits available to offset future federal income tax are approximately $666,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

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

•

The effective tax rate was 1.8% in 2011, which resulted from $1.2 million in pre-tax income with income tax of $21,000, compared to an effective tax rate of (77.8)% for 2010 that resulted from $311,000 in pre-tax income coupled with a $242,000 income tax benefit. The primary difference in the effective tax rate and the statutory tax rates in both 2011 and 2010 relates to the cash value of life insurance, municipal loans and municipal securities income.

See Note 9 to the Consolidated Financial Statements for more information relating to income taxes

Liquidity and Capital Resources.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders, and the payment of interest on its subordinated debentures. At times, the Company has repurchased its stock. Substantially all of the Company’s operating cash is obtained from subsidiary service fees and dividends. Payment of such dividends to the Company by the Bank is limited under Indiana law. Additionally, as part of a resolution adopted by the Board of Directors of the Bank on July 26, 2010, the Bank cannot declare or pay any dividends without the prior written consent of the FDIC and the Indiana Department of Financial Institutions. See “-Regulatory Action.” The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

At December 31, 2011, we had $10.2 million in loan commitments outstanding and $45.3 million of additional commitments for line of credit receivables.

Certificates of deposit due within one year of December 31, 2011 totaled $87.8 million, or 26.0% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2012. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at December 31, 2011 and $10.4 million at December 31, 2010.

Our primary investing activities are the origination of loans and purchase of securities. In 2011, our loan originations totaled $58.0 million, and we purchased loans from other financial institutions totaling $3.8 million.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Deposit account balances decreased by $728,000 in 2011. We had FHLB advances of $32.0 million and $34.0 million at December 31, 2011 and 2010, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 29, 2012

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Cash on hand and in other institutions	$6,204	$3,673
Interest-bearing demand deposits	3,505	8,074

Cash and cash equivalents	9,709	11,747
Investment securities available for sale	43,847	38,608
Loans held for sale	252	91
Loans, net of allowance for loan losses of $4,132 and $4,212	312,509	312,715
Premises and equipment	14,650	14,736
Stock in Federal Home Loan Bank	4,472	5,101
Goodwill	656	649
Cash value of life insurance	26,248	25,413
Other real estate owned	7,545	9,067
Other assets	9,903	11,530

Total assets	$429,791	$429,657

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$40,197	$34,769
Interest-bearing	297,053	303,209

Total deposits	337,250	337,978
Borrowings	49,810	51,810
Drafts payable	2,532	1,594
Other liabilities	5,694	5,024

Total liabilities	395,286	396,406

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,051	1,048
Retained earnings	32,871	31,849
Accumulated other comprehensive income	367	138
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	34,505	33,251

Total liabilities and shareholders’ equity	$429,791	$429,657

See notes to consolidated financial statements

Ameriana Bancorp

Consolidated Statements of Income

(in thousands, except share data)

	Year Ended December 31,
	2011	2010
Interest Income
Interest and fees on loans	$17,381	$18,465
Interest on mortgage-backed securities	1,096	1,210
Interest on investment securities	143	173
Other interest and dividend income	174	137

Total interest income	18,794	19,985

Interest Expense
Interest on deposits	3,225	4,185
Interest on borrowings	1,645	2,389

Total interest expense	4,870	6,574

Net Interest Income	13,924	13,411
Provision for loan losses	1,385	1,933

Net Interest Income After Provision for Loan Losses	12,539	11,478

Other Income
Other fees and service charges	2,144	2,007
Brokerage and insurance commissions	1,530	1,372
Net realized and recognized gains on available-for-sale securities	919	303
Gains on sales of loans and servicing rights	225	923
Net loss from sales and write-downs of other real estate owned	(1,027)	(359)
Net gain (loss) on other repossessed assets	5	(1)
Other real estate owned rental income	771	499
Increase in cash value of life insurance	836	875
Loss from limited partnership investment in real estate qualifying for federal tax credits	(8)	(142)
Other	233	173

Total other income	5,628	5,650

Other Expense
Salaries and employee benefits	9,373	9,238
Net occupancy expense	1,622	1,534
Furniture and equipment expense	853	856
Legal and professional fees	485	562
FDIC insurance premiums and assessments	643	754
Data processing expense	799	758
Printing and office supplies	263	256
Marketing expense	367	370
Other real estate owned expense	1,007	954
Other	1,592	1,535

Total other expense	17,004	16,817

Income Before Income Taxes	1,163	311
Income tax expense (benefit)	21	(242)

Net Income	$1,142	$553

Basic and Diluted Earnings Per Share	$0.38	$0.19

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	3,214	1,045	31,416	(102)	(2,998)	32,575
Net Income			553			553
Change of $379 from unrealized loss to unrealized gain on available-for-sale securities, net of income tax of $139				240		240

Comprehensive income						793
Share-based compensation		3				3
Dividends declared ($0.04 per share)			(120)			(120)

Balance at December 31, 2010	$3,214	$1,048	$31,849	$138	$(2,998)	$33,251
Net Income			1,142			1,142
Increase of $347 in unrealized gain on available-for-sale securities, net of income tax of $118				229		229

Comprehensive income						1,371
Share-based compensation		3				3
Dividends declared ($0.04 per share)			(120)			(120)

Balance at December 31, 2011	$3,214	$1,051	$32,871	$367	$(2,998)	$34,505

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands, except share data)

	Year Ended December 31,
	2011	2010
Operating Activities
Net income	$1,142	$553
Items not requiring (providing) cash
Provision for losses on loans	1,385	1,933
Depreciation and amortization	1,297	1,213
Increase in cash value of life insurance	(836)	(875)
Gain on sale of investments	(919)	(303)
Deferred taxes	(349)	(271)
Loss on sale or write-down of other real estate owned	1,027	359
Mortgage loans originated for sale	(8,710)	(16,504)
Proceeds from sale of mortgage loans	8,676	17,125
Gains on sale of loans and servicing rights	(225)	(923)
Decrease in accrued interest payable	(35)	(302)
Other adjustments	2,637	733

Net cash provided by operating activities	5,090	2,738

Investing Activities
Purchase of securities	(57,932)	(18,953)
Proceeds/principal from sale of securities	48,712	9,836
Principal collected on mortgage-backed securities	5,008	6,829
Net change in loans	(4,467)	(9,586)
Proceeds from sales of mortgage loans transferred to held for sale	—	11,436
Proceeds from sales of other real estate owned	3,798	1,724
Purchase of insurance business	(190)	—
Purchase of financial services business	(46)	—
Net purchases and construction of premises and equipment	(891)	(239)
Proceeds from stock repurchased by Federal Home Loan Bank	629	528
Other investing activities	8	114

Net cash (used in) provided by investing activities	(5,371)	1,689

Financing Activities
Net change in demand and savings deposits	21,788	9,680
Net changes in brokered certificates of deposit	(10,363)	10,363
Net change in all other certificates of deposit	(12,153)	(20,446)
Increase in drafts payable	938	674
Proceeds from long-term borrowings	4,000	3,000
Repayment of long-term borrowings	(6,000)	(15,375)
Net change in advances by borrowers for taxes and insurance	153	(44)
Cash dividends paid	(120)	(120)

Net cash used in financing activities	(1,757)	(12,268)

Change in Cash and Cash Equivalents	(2,038)	(7,841)
Cash and Cash Equivalents at Beginning of Year	11,747	19,588
Cash and Cash Equivalents at End of Year	$9,709	$11,747

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands, except share data)

	Year Ended December 31,
	2011	2010
Supplemental information:
Interest paid on deposits	$3,212	$4,461

Interest paid on borrowings	$1,623	$2,414

Non-cash supplemental information:
Transfer from loans to other real estate owned	$3,303	$5,601

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of interest-bearing deposits with the Federal Reserve Bank of Chicago.

The only commercial bank holding one of the Company’s cash accounts is participating in the FDIC’s Transaction Account Guarantee Program. Under the program, through December 31, 2012, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

The FDIC’s insurance limit increase to $250,000 was made permanent in 2010. At December 31, 2011, the Company’s cash accounts exceeded federally insured limits by approximately $3.5 million, with $3.4 million held by the Federal Reserve Bank of Chicago and $91,000 held by the Federal Home Loan Bank of Indianapolis, and both banks not being insured.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain non-accrual and substantially delinquent loans may be considered to be impaired. Generally, loans are placed on non-accrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The Company considers its investment in one-to four-family residential loans and consumer loans to be homogeneous and, therefore, they are generally excluded from separate identification of evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Generally, interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

Allowance for Loan Losses is maintained at a level believed adequate by management to absorb inherent losses in the loan portfolio. Management’s determination of the adequacy of the allowance is based on an evaluation of the portfolio including consideration of past loan loss experience, current economic conditions, size, growth and composition of the loan portfolio, the probability of collecting all amounts due, and other relevant factors. Loan losses for impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent. The allowance is increased by provisions for loan losses charged against income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2011, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation. This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank (the “FHLB”). The Company reviewed the FHLB stock and based on current performance of the Federal Home Loan Bank of Indianapolis, the Company determined there was no impairment of this stock at December 31, 2011.

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2011 or 2010.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Earnings per Share is computed by dividing net income by the weighted-average number of common shares and divided by dilutive stock options outstanding during each year.

Mortgage Servicing Rights on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues. At least annually, the Bank engages a third party consulting firm to perform a valuation analysis, that is reviewed by management, of the fair value of the mortgage servicing rights. Based on the most recent valuation as of November 30, 2011, the valuation allowance was increased by $19,000 to $32,000 as of December 31, 2011, from $13,000 at December 31, 2010.

Stock Options: The Company has stock plans which are described more fully in Note 10.

Income Tax in the consolidated Statements of Income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and its subsidiaries file consolidated tax returns. The parent company and subsidiaries are charged or given credit for income taxes as though separate returns were filed. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense, current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effect of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms examined and upon examination also included resolution of the related appeals or litigation processes, if any. A tax position that meets the “more likely than not” recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the “more likely than not” recognition threshold considers the facts, circumstances and information available at the reporting date, and is subject to management’s judgment.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2011 and December 31, 2010, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

2.	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2011 was $298,000.

3.	Investment Securities

The amortized cost and approximate fair values of securities, together with unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,280	$443	$9	$39,714
Municipal securities	2,322	29	—	2,351
Mutual funds	1,689	93	—	1,782

	$43,291	$565	$9	$43,847

	39,280	39,280	39,280	39,280
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2010
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,210	$336	$110	$29,436
Ginnie Mae collateralized mortgage obligations	5,335	8	2	5,341
Municipal securities	2,228	12	76	2,164
Mutual funds	1,626	41	—	1,667

	$38,399	$397	$188	$38,608

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities available for sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$104	$105
Five to ten years	376	381
After ten years	1,842	1,865

	2,322	2,351
Ginnie Mae and GSE mortgage-backed pass-through securities	39,280	39,714
Mutual funds	1,689	1,782

	$43,291	$43,847

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2011 and December 31, 2010 were $4,199,000 and $9,159,000, respectively, which is approximately 9.6% and 23.7% of the Company’s investment portfolio, respectively.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010:

	000000	000000	000000	000000	000000	000000
At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,180	$8	$19	$1	$4,199	$9

	0000001	0000001	0000001	0000001	0000001	0000001
At December 31, 2010	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,055	$109	$51	$1	$5,106	$110
Ginnie Mae collateralized mortgage obligations	2,225	2	—	—	2,225	2
Municipal securities	1,828	76	—	—	1,828	76

	$9,108	$187	$51	$1	$9,159	$188

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

Together with mortgage loans, investment securities with a total market value of $5,341,000 were pledged at December 31, 2010 to secure FHLB advances and three letters of credit. No investment securities were pledged at December 31, 2011 to secure FHLB advances and four letters of credit.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Investment securities with a total market value of $9,369,000 and $9,047,000 were pledged at December 31, 2011 and December 31, 2010, respectively, to secure a repurchase agreement.

A gross gain of $934,000 and a gross loss of $15,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2011, with a net tax expense of $312,000. A gross gain of $306,000 and a gross loss of $3,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2010, with a net tax expense of $103,000.

4.	Loans

Classes of loans include:

	December 31,
	2011	2010
Real estate loans:
Commercial	$100,126	$94,595
Residential	164,420	169,274
Construction	17,980	24,705
Commercial loans	30,961	22,360
Municipal loans	740	2,718
Consumer loans	2,860	3,943

	317,087	317,595

Deduct
Undisbursed loan proceeds	12	443
Deferred loan fees, net	434	225
Allowance for loan losses	4,132	4,212

	4,578	4,880

	$312,509	$312,715

Loans being serviced by the Company for investors, primarily Freddie Mac, totaled approximately $95,653,000 and $115,855,000 as of December 31, 2011 and 2010, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2011 and 2010 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. At December 31, 2011 and December 31, 2010, the fair value of mortgage servicing rights was approximately $577,000 and $689,000, respectively.

	Year Ended December 31,
	2011	2010
Mortgage servicing rights
Balance at beginning of year	$689	$707
Servicing rights capitalized	83	212
Amortization of servicing rights	(182)	(211)
Addition to valuation allowance	(13)	(19)

Balance at end of year	$577	$689

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

At December 31, 2011 and 2010, the Company had outstanding commitments to originate loans of approximately $10,215,000 and $6,110,000. The outstanding commitments for 2011 included $3,054,000 for one-to four-family mortgage loans, $2,064,000 for commercial real estate loans and $5,097,000 for commercial loans. The outstanding commitments for 2010 included $3,630,000 for one-to four-family mortgage loans, $1,580,000 for commercial real estate loans and $900,000 for commercial loans. In addition, the Company had $45,274,000 and $49,485,000 of conditional commitments for lines of credit at December 31, 2011 and 2010. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $8,817,000 and $10,832,000 of letters of credit outstanding at December 31, 2011 and 2010. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business. An analysis of the 2011 and 2010 activity of these loans is as follows:

	2011	2010
Balance at beginning of year	$11,106	$11,087
New loans	191	245
Repayments	(4,343)	(226)

Balance at end of year	$6,954	$11,106

At December 31, 2011, unfunded commitment amounts related to the outstanding loan balances shown above totaled $205,000.

5.	Allowance for Loan Losses

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

Construction Real Estate: Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, timely completion and sale of the property, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Loan and Leases: Commercial loans and leases are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans and leases may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Residential and Consumer: With respect to residential loans that are secured by one-to four-family residences and are generally owner occupied, the Bank generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in one-to four-family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

The methodology employed by the CCO for each portfolio segment will at a minimum contain the following:

1)	Loans will be segmented by type of loan.

2)	Loans will be further segmented by risk grades.

3)	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the 12 quarters prior to the most recent quarter. In those instances, where the Bank’s historical experience is not available, the CCO will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price

5)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

6)	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank. The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the 12 quarters prior to the most recent quarter. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

The following tables present the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2011 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment In Loans

For Year Ended December 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$639	$1,584	$1,254	$657	—	$78	$4,212
Provision (credit) for losses	(45)	484	431	402	—	113	1,385
Charge-offs (1)	(11)	(605)	(536)	(301)	—	(107)	(1,560)
Recoveries	1	76	1	2	—	15	95

Balance at end of period	$584	$1,539	$1,150	$760	—	$99	$4,132

Ending allowance balance:
Individually evaluated for impairment	$445	$707	$435	$142	$—	$8	$1,737
Collectively evaluated for impairment	139	832	715	618	—	91	2,395

Total	$584	$1,539	$1,150	$760	—	$99	$4,132

Ending loan balance:
Individually evaluated for impairment	$4,891	$6,440	$3,672	$935	$—	$44	$15,982
Collectively evaluated for impairment	95,235	157,980	14,308	30,026	740	2,816	301,105

Total	$100,126	$164,420	$17,980	$30,961	$740	$2,860	$317,087

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the balance in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2010 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment In Loans

For Year Ended December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$661	$1,262	$1,269	$686	$—	$127	$4,005
Provision for losses	200	1,059	304	365	—	5	1,933
Charge-offs (1)	(238)	(737)	(525)	(398)	—	(72)	(1,970)
Recoveries	16	—	206	4	—	18	244

Balance at end of year	$639	$1,584	$1,254	$657	$—	$78	$4,212

Ending allowance balance:
Individually evaluated for impairment	$406	$876	$797	$97	$—	$8	$2,184
Collectively evaluated for impairment	233	708	457	560	—	70	2,028

Total	$639	$1,584	$1,254	$657	$—	$78	$4,212

Ending loan balance:
Individually evaluated for impairment	$6,288	$7,604	$5,694	$1,055	$—	$42	$20,683
Collectively evaluated for impairment	88,307	161,670	19,011	21,305	2,718	3,901	296,912

Total	$94,595	$169,274	$24,705	$22,360	$2,718	$3,943	$317,595

(1)	Policy for Charging Off Loans:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2011 and December 31, 2010 (dollars in thousands):

Loan Portfolio Quality Indicators

At December 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$82,701	$156,783	$12,204	$28,513	$740	$2,860	$283,801
Watch (Grade 6)	7,257	1,100	2,210	1,200	—	—	11,767
Special Mention (Grade 7)	5,037	90	135	318	—	—	5,580
Substandard (Grade 8)	5,131	1,940	—	286	—	—	7,357
Doubtful (Grade 9)	—	4,507	3,431	644	—	—	8,582
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$100,126	$164,420	$17,980	$30,961	$740	$2,860	$317,087

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Loan Portfolio Quality Indicators

At December 31, 2010

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$76,303	$159,913	$16,271	$21,277	$2,718	$3,929	$280,411
Watch (Grade 6)	6,501	1,257	2,685	513	—	—	10,956
Special Mention (Grade 7)	5,420	216	55	43	—	—	5,734
Substandard (Grade 8)	6,168	1,630	1,510	—	—	—	9,308
Doubtful (Grade 9)	203	6,258	4,184	527	—	14	11,186
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$94,595	$169,274	$24,705	$22,360	$2,718	$3,943	$317,595

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2011 and December 31, 2010 (dollars in thousands):

Loan Portfolio Aging Analysis

At December 31, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due (B)	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:

Commercial	$—	$—	$—	$—	$100,126	$100,126	$—
Residential	1,204	417	4,398	6,019	158,401	164,420	243
Construction	4,908	—	1,126	6,034	11,946	17,980	—
Commercial loans and leases	434	554	219	1,207	29,754	30,961	—
Municipal loans	—	—	—	—	740	740	—
Consumer loans	8	2	9	19	2,841	2,860	9

Total	$6,554	$973	$5,752	$13,279	$303,808	$317,087	$252

(A)	Includes $3,049,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,306,000 are construction loans, $425,000 are commercial loans, and $318,000 are residential real estate loans.
(B)	Includes a $27,000 residential real estate loan 68 days delinquent that is classified as nonaccrual.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Loan Portfolio Aging Analysis

At December 31, 2010

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$94,595	$94,595	$—
Residential	2,069	538	5,221	7,828	161,446	169,274	60
Construction	4,909	—	—	4,909	19,796	24,705	—
Commercial loans and leases	—	203	527	730	21,630	22,360	—
Municipal loans	—	—	—	—	2,718	2,718	—
Consumer loans	191	11	14	216	3,727	3,943	—

Total	$7,169	$752	$5,762	$13,683	$303,912	$317,595	$60

(A)	Includes $2,978,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,097,000 are residential real estate loans and $1,881,000 are construction loans.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents impaired loans as of December 31, 2011 (dollars in thousands):

Impaired Loans

At December 31, 2011

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—
Residential	—	—	N/A	—	—
Construction	—	—	N/A	—	—
Commercial loans and leases	—	—	N/A	—	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	—	—	N/A	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$4,891	$4,891	$445	$5,318	$181
Residential	6,440	6,494	707	6,142	100
Construction	3,672	3,842	435	3,962	57
Commercial loans and leases	935	955	142	952	16
Municipal loans	—	—	—	—	—
Consumer loans	44	44	8	50	—

Total	$15,982	$16,226	$1,737	$16,424	$354

All Impaired Loans	$15,982	$16,226	$1,737	$16,424	$354

(1)	Includes all loans that were classified as impaired at any time during 2011 (not just impaired loans at December 31, 2011), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2011.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents impaired loans for the year ended December 31, 2010 (dollars in thousands):

Impaired Loans

At December 31, 2010

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—
Residential	$60	$60	N/A	$78	—
Construction	—	—	N/A	—	—
Commercial loans and leases	—	—	N/A	—	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	$60	$60	N/A	$78	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$6,288	$6,288	$406	$4,835	$333
Residential	7,544	7,544	876	6,911	190
Construction	5,694	5,694	797	7,739	285
Commercial loans and leases	1,055	1,055	97	783	30
Municipal loans	—	—	—	—	—
Consumer loans	42	42	8	49	—

Total	$20,623	$20,623	$2,184	$20,317	$838

All Impaired Loans	$20,683	$20,683	$2,184	$20,395	$838

(1)	Includes all loans that were classified as impaired at any time during 2010 (not just impaired loans at December 31, 2010), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2010.

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

The following table presents the Company’s non-accrual loans at December 31, 2011 and December 31, 2010 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At December 31, 2011	At December 31, 2010
Real estate loans:
Commercial	$—	$—
Residential	4,500	6,258
Construction	3,432	4,184
Commercial loans and leases	644	731
Municipal loans	—	—
Consumer loans	—	14

Total	$8,576	$11,187

Total non-accrual loans at December 31, 2011 and December 31, 2010 included $1,706,000 and $2,245,000 of troubled debt restructurings, respectively.

Troubled Debt Restructurings (“TDRs”): Our loan and lease portfolio includes certain loans where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a period of at least six months.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the Company’s troubled debt restructurings at December 31, 2011 and December 31, 2010 (dollars in thousands):

Troubled Debt Restructurings

	Total		Nonperforming
	At December 31, 2011	At December 31, 2010	At December 31, 2011	At December 31, 2010
Real estate loans:
Commercial	$5,101	$4,743	$—	$—
Residential	2,578	1,165	446	—
Construction	1,112	2,485	1,112	2,245
Commercial loans and leases	225	—	225	—
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	$9,016	$8,393	$1,783	$2,245

Loans classified as a troubled debt restructuring during 2011, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Modifications
	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	4	$4,719	$4,669
Residential	10	1,323	1,350
Construction	1	1,174	1,174
Commercial loans and leases	1	250	250
Municipal loans	—	—	—
Consumer loans	—	—	—

Total	16	$7,466	$7,443

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Troubled debt restructured loans which had payment defaults during 2011, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Number of Defaults	Recorded Balance

Real estate loans:
Commercial	—	—
Residential	5	$321
Construction	—	—
Commercial loans and leases	—	—
Municipal loans	—	—
Consumer loans	—	—

Total	5	$321

6.	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2011	2010
Land	$4,331	$4,254
Land improvements	1,220	1,220
Office buildings	12,368	12,107
Furniture and equipment	6,913	6,984
Automobiles	142	145

	24,974	24,710
Less accumulated depreciation	10,324	9,974

	$14,650	$14,736

7.	Deposits

Deposits by type are as follows:

	December 31,
	2011	2010
Demand	$157,913	$136,332
Savings	29,043	28,836
Certificates of $100,000 or more	42,610	44,481
Brokered certificates	—	10,363
Other certificates	107,684	117,966

	$337,250	$337,978

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Certificates maturing in years ending after December 31, 2011:

2012	$87,756
2013	25,751
2014	18,025
2015	8,631
2016	4,646
Thereafter	5,485

$150,294

8.	Borrowings

Borrowings at December 31, 2011 and 2010 include Federal Home Loan Bank advances totaling $32,000,000 and $34,000,000 with a weighted-average rate of 3.15% and 3.70%. The advances are secured by a combination of first mortgage loans and overnight deposits. At December 31, 2011 the pledged mortgage loans totaled $127,843,000.

Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2011 and 2010 also include subordinated debentures in the amount of $10,310,000. For the five years prior to March 15, 2011 the rate was equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points. Effective March 15, 2011, the securities bear a rate equal to 150 basis points over the three-month LIBOR. At December 31, 2011, the interest rate was 2.05%. These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2011 also include a repurchase agreement with Barclays Capital, Inc. in the amount of $7,500,000 with a rate of 4.42%. The repurchase agreement has embedded interest rate caps with a four-year term ending on September 22, 2012 that have a total notional value of $15,000,000. The interest rate caps will provide a reduction of the interest rate during any quarter if three-month LIBOR exceeds 3.81% on the quarterly determination date. These embedded interest rate caps are considered to be clearly and closely related to the host instrument. The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015, and provides Barclays Capital, Inc. with an early termination right on the four-year anniversary date of September 22, 2012. At December 31, 2011, pledged investment securities for this repurchase agreement had a market value of $9,369,000.

Aggregate annual maturities of borrowings at December 31, 2011 are:

	FHLB Advances	Repurchase Agreement	Subordinated Debentures	Total
Maturities in years ending December 31,
2012	$4,000	—	—	$4,000
2013	—	—	—	—
2014	—	—	—	—
2015	23,000	$7,500	—	30,500
2016	—	—	—	—
Thereafter	5,000	—	$10,310	15,310

	$32,000	$7,500	$10,310	$49,810

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

9.	Income Taxes

The components of the net deferred tax asset at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Deferred compensation	$812	$777
General loan loss reserves	2,012	1,998
State and federal net operating loss carryforward and tax credits carryforward	4,555	4,526
Other real estate owned	619	124
Other	52	62

	8,050	7,487

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(189)	(71)
FHLB stock dividends	(251)	(284)
Deferred loan fees	(233)	(259)
Mortgage servicing rights	(241)	(286)
Deferred state tax	(210)	(199)
Depreciation	(230)	(224)
Prepaid expenses	(212)	(187)
Goodwill	(173)	(152)

	(1,739)	(1,662)

Net deferred tax asset before valuation allowance	6,311	5,825

Valuation allowance
Beginning balance	(879)	(836)
Change during the period	(254)	(43)

Ending balance	(1,133)	(879)

Net deferred tax asset	$5,178	$4,946

As of December 31, 2011, the Company had approximately $18,404,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2011, the Company had approximately $4,676,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2011, the Company had approximately $1,401,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2026. The tax credits begin to expire in 2023. Included in the $1,401,000 of tax credits available to offset future federal income tax are approximately $666,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods.

Retained earnings at December 31, 2011 includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31,
	2011	2010
Statutory federal tax rate	34.0%	34.0%
Tax credits	—	(0.1)
Cash value of life insurance	(28.6)	(92.3)
Tax exempt interest - municipal securities and municipal loans	(4.6)	(22.8)
Other	1.0	3.6

Effective tax rate	1.8%	(77.6)%

The expense (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2011	2010
Federal
Current	$370	$29
Deferred	(349)	(271)

Tax expense (benefit)	$21	$(242)

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

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”), a non-contributory pension plan covering all qualified employees. The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 35-0377080 and plan number 6087. The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan.

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There is no separate valuation of the Pentegra Plan benefits or segregation of the Pentegra Plan assets specifically for the Company, because the Pentegra Plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. If the Company chooses to stop participating in the multi-employer plan, they may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The funded status of the Pentegra Plan, market value of plan assets divided by funding target, as of July 1, 2011 and 2010 was 78.19% and 79.25%, respectively.

The Company had expenses of $499,000 and $376,000 for the years ended December 2011 and 2010, respectively. Company cash contributions to the Pentegra Plan for these same periods were $545,000 and $454,000, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Total contributions made to the Pentegra Plans were $203,020,000 and $155,164,000 for the plan years ended June 30, 2011 and 2010, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

401(k) Plan. The Company’s self-administered 401(k) plan became effective April 1, 2008. Prior to that date, the Company was a participating employer in a multi-employer 401(k) plan. The current plan covers substantially all full-time employees of the Company. The Company matches employees’ contributions to the 401(k) plan at the rate of 100% for the first 4% of base salary contributed by participants. Effective April 1, 2011, the Company added an employee stock ownership plan component to its 401(k) plan. Matching contributions made to the 401(k) plan by the Company will be used to purchase shares of Ameriana Bancorp stock.

Pension expense for the two plans totaled $740,000 and $615,000 in 2011 and 2010, respectively.

Split-dollar Life Insurance Agreements. The Company adopted the accounting guidance for separate agreements which split dollar life insurance policy benefits between an employer and employee. This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements. At December 31, 2011 and 2010, the Company had a recorded a liability of $1,048,000 and $1,216,000, respectively. During 2011 and 2010, the Company recognized net income of $168,000 and net expense totaling $4,000, respectively.

Supplemental Executive Retirement Plan. Effective January 1, 2008, the Company terminated the supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors. At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan. Instead, the Company entered into separate agreements with these officers and directors that provide retirement and death benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at December 31, 2011 and 2010 was $1,949,000 and $1,879,00, respectively. The expense for the plan was $198,000 and $184,000 for 2011 and 2010, respectively.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. There were no stock options granted or exercised in 2011 or in 2010.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	169,482	$14.09	3.95	$-0-
Forfeited	(1,500)	13.22

Outstanding, end of year	167,982	$14.09	2.95	$-0-

Exercisable, end of year	167,582	$14.11	2.94	$-0-

As of December 31, 2011, there was $1,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.17 years.

During 2011, the Company recognized $3,000 of share-based compensation expense.

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

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions (“DFI”), the Board of Directors of the Bank adopted a resolution agreeing to receive prior written consent from the FDIC and the DFI before declaring or paying any dividends. All requests from the Bank to declare and pay a quarterly dividend to the Company have been approved by the FDIC and DFI prior to approval by the Bank’s Board of Directors and payment by the Bank.

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

All requests from the Company to pay quarterly dividends to shareholders and to make quarterly interest payments on the trust preferred securities have been approved by the Federal Reserve Bank of Chicago prior to approval by the Company’s Board of Directors and payment by the Company. There have been no requests from the Company for approval of an increase in debt or issuance of trust preferred obligations, or redemption of Company stock.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

12.	Earnings Per Share

	2011			2010
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$1,142	2,988,952	$0.38	$553	2,988,952	$0.19

Effect of Dilutive Stock Options	—			—

Diluted Earnings Per Share:
Income available to common shareholders and assumed conversions	$1,142	2,988,952	$0.38	$553	2,988,952	$0.19

Options to purchase 167,982 and 169,482 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13.	Other Comprehensive Income

Other comprehensive income components and related taxes were as follows:

	2011	2010
Unrealized gain on securities available for sale arising during the period	$1,266	$682
Less: reclassification adjustment for gains realized in net income	919	303

Other comprehensive income before tax effect	347	379
Tax expense	118	139

Other comprehensive income	$229	$240

14.	Accumulated other comprehensive income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	2011	2010
Net unrealized gain on available-for-sale securities, net of income tax expense of $189 and $71 at December 31, 2011 and 2010, respectively	$367	$138

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

15.	Regulatory Matters

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2011 and 2010, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2011, that management believes have changed this classification.

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, adopt a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and to maintain a Total Risk-Based Capital Ratio of 12.00%.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2011
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$31,573	8.00%	$25,258	13.58%	$42,874
Tier 1 risk-based capital ratio	6.00	18,944	4.00	12,629	12.32	38,883
Tier 1 leverage ratio	5.00	21,055	3.00	12,633	9.23	38,883

	25,258	25,258	25,258	25,258	25,258	25,258
	December 31, 2010
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$31,626	8.00%	$25,300	13.11%	$41,468
Tier 1 risk-based capital ratio	6.00	18,975	4.00	12,650	11.86	37,493
Tier 1 leverage ratio	5.00	21,003	3.00	12,602	8.93	37,493

16.	Fair Value of Financial Instruments

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

Level 1        Quoted prices in active markets for identical assets or liabilities.

Level 2        Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3        Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Level 2 securities include U.S. agency and U.S. government sponsored enterprise mortgage-backed securities and municipal securities. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs, and the values are reviewed by the Bank’s management. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

Level 3 securities consist of municipal securities and are valued by a third party who uses a discounted cash flow model to determine the price. The key inputs to the discounted cash flow model are the coupon, yield, and expected maturity date. Appropriate market yields are determined based on credit, structure, and related Wall Street trades, quotes, and issuances.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$—	$39,714	$—
Municipal securities	2,351	—	—	2,351
Mutual funds	1,782	1,782	—	—

	$43,847	$1,782	$39,714	$2,351

At December 31, 2010:
Ginnie Mae and GSE mortgage-backed pass-through securities	$29,436	$—	$29,436	$—
Ginnie Mae collateralized mortgage obligations	5,341	—	5,341	—
Municipal securities	2,164	—	2,164	—
Mutual funds	1,667	1,667	—	—

	$38,608	$1,667	$36,941	$—

The following is a reconciliation of the beginning and ending balance for the year ended December 31, 2011 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

Year Ended
December 31, 2011
Beginning balance	$—
Total realized and unrealized gains and losses
Included in net income	1
Included in other comprehensive income	29
Purchases, issuances and settlements	2,321
Transfers in or out of Level 3	—

Ending balance	$2,351

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

Other Real Estate Owned

The fair value of the Company’s other real estate owned is determined using Level 3 inputs, which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned on December 31, 2011 that was recognized during the year ended December 31, 2011 was $1,185,000, which was recorded as a direct charge to current earnings.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2011:
Impaired loans	$10,442	$—	$—	$10,442
Other real estate owned	2,486	—	—	2,486

At December 31, 2010:
Impaired loans	$17,388	$—	$—	$17,388
Other real estate owned	4,028	—	—	4,028

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

The following table presents the estimates of fair value of financial instruments:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$9,709	$9,709	$11,747	$11,747
Investment securities available for sale	43,847	43,847	38,608	38,608
Loans held for sale	252	252	91	91
Loans	312,509	322,066	312,715	318,753
Stock in FHLB	4,472	4,472	5,101	5,101
Mortgage servicing rights	577	577	689	689
Interest and dividends receivable	1,089	1,089	1,065	1,065

Liabilities
Deposits	337,250	339,930	337,978	340,430
Borrowings	49,810	46,780	51,810	50,061
Drafts payable	2,532	2,532	1,594	1,594
Interest payable	77	77	113	113

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

Mortgage Servicing Rights: The fair value is determined by a valuation performed by an independent third party that is reviewed by the Bank’s management. The valuation is based on the discounted cash flow method, utilizing Bloomberg’s Median Forecasted Prepayment Speeds for mortgage-backed securities assumed to possess enough similarities to the Bank’s servicing portfolio to facilitate a comparison.

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

Drafts Payable: The fair value approximates carrying value.

17.	Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	000000	000000
	December 31,
Balance Sheets	2011	2010
Assets
Cash	$399	$339
Investment in Bank	41,519	40,630
Investments in affiliates	312	320
Other assets	2,640	2,336

	$44,870	$43,625

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	55	64
Shareholders’ equity	34,505	33,251

	$44,870	$43,625

	000000	000000
	Year Ended December 31,
Statements of Income	2011	2010
Dividends from Bank	$1,075	$1,325
Interest income	7	14

	1,082	1,339
Operating expense	902	1,161

Income before income tax benefit and equity in undistributed income of Bank	180	178
Income tax benefit	304	390

	484	568
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	658	(15)

Net Income	$1,142	$553

	Year Ended December 31,
Statements of Cash Flows	2011	2010
Operating Activities
Net income	$1,142	$553
Items not requiring (providing) cash:
(Undistributed income) or distributions of Bank and affiliates in excess of equity in income	(658)	15
Other adjustments	(304)	(273)

Net cash provided by operating activities	180	295

Financing Activities
Cash dividends paid	(120)	(120)

Net cash used in financing activities	(120)	(120)

Change in cash	60	175
Cash at beginning of year	339	164

Cash at end of year	$399	$339

18.	Current and Future Accounting Matters

•	Financial Accounting Standards Board (FASB)

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

•

ASU No. 2011-08; Testing Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-

step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company will adopt this ASU by the date required and does not anticipate that it will have a material effect on our consolidated financial statements.

•

ASU No. 2011-09; Compensation – Retirement Benefits – Multi-Employer Plans. In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-09. This ASU requires companies who participate in multiemployer benefit plans to provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For companies that participate in multiemployer pension plans, the ASU requires detailed information including the plan names and identifying number, level of an employer’s participation including the amount of an employer’s contributions, the financial health of a multiemployer plan including an indication of the funded status, pending changes in funding plans, and surcharges on the contributions to the plan, and the nature of the employer commitments to the plan. In addition, if public information is not available outside of the employer’s financial statements about the plan, the employer is required to make additional disclosures including a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, and other quantitative information, if available, about the plan such as total assets, actuarial present value of accumulated plan benefits, and total contributions received by the plan. The ASU is effective for public companies for annual periods for fiscal years ending after December 15, 2011. The Company participates in a multiemployer pension plan and will be required to include additional disclosures related to the ASU. The Company has included the required disclosure in Note 10 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Bank-Owned Life Insurance

Approximately 47% of the Company’s investment in bank-owned life insurance was held by two carriers at December 31, 2011 and 2010, respectively.

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

At December 31, 2011, the Company held $100,126,000 in commercial real estate loans and $15,811,000 in loans collateralized by commercial and development real estate. Due to national, state and local economic conditions, values for commercial and development real estate have declined significantly, and the market for these properties is depressed.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”).

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2011. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	167,982	$14.09	222,000

Equity compensation plans not approved by security holders	—	—	—

Total	167,982	$14.09	222,000

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

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for Each of the Two Years in the Period Ended December 31, 2011

Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended December 31, 2011

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request

10.1*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.2*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.3*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.4*	Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.5*	Employment Agreement, effective January 1, 2011, between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.6*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.7*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.8*	Ameriana Bank, SB Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.9*	Ameriana Bank, SB Salary Continuation Agreement dated December 18, 2008 between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*	Ameriana Bank, SB Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.11*	Mr. Drackett’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Charles M. Drackett, Jr.; (ii) the date of execution, which is December 30, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $21,000.

10.12*	Mr. Danielson’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Donald C. Danielson; (ii) the date of execution, which is November 17, 2008; (iii) the normal retirement age under Section 1.10, which is age 87; and (iv) the annual benefit amount in Section 2.1.1, which is $20,000.

10.13*	Ameriana Bank, SB Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.14*	Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.15*	Ameriana Bank, SB Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.16	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated May 6, 1999, as amended, between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.17	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 14, 2006)

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101 **	The following materials from Ameriana Bancorp’s Annual Report of Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensation plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 29, 2012	By:	/s/ Jerome J. Gassen
Jerome J. Gassen President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 29, 2012
Jerome J. Gassen President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John J. Letter	March 29, 2012
John J. Letter Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Michael E. Bosway	March 29, 2012
Michael E. Bosway Director

By:	/s/ Donald C. Danielson	March 29, 2012
Donald C. Danielson Director

By:	/s/ Charles M. Drackett, Jr.	March 29, 2012
Charles M. Drackett, Jr. Director

By:	/s/ R. Scott Hayes	March 29, 2012
R. Scott Hayes Director

By:	/s/ Richard E. Hennessey	March 29, 2012
Richard E. Hennessey Director

By:	/s/ Michael E. Kent	March 29, 2012
Michael E. Kent Director

By:	/s/ Ronald R. Pritzke	March 29, 2012
Ronald R. Pritzke Director