Form 10-K/A
period 2011-12-31
AMERIANA BANCORP
filed 2012-05-03
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ameriana Bancorp is filing this Annual Report on Form 10-K/A for the year ended December 31, 2011 to file Management’s Report on Internal Control Over Financial Reporting, which report was inadvertently omitted from Ameriana Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 29, 2012. Item 15 has also been amended to incorporate by reference other exhibits filed with the 10-K into this Form 10-K/A. No other changes have been made to the Form 10-K as previously filed.

i

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Bank (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. In June 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. In July 2006, the Bank closed its Trust Department and adopted the name “Ameriana Bank, SB.” On June 1, 2009, the Bank converted to an Indiana commercial bank and adopted its present name, “Ameriana Bank.” The Bank is subject to regulation and supervision by the FDIC (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request

10.1*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.2*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.3*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.4*	Change in Control Severance Agreement, dated September 20, 2005, by and between Ameriana Bank and Trust, SB and James A. Freeman (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the SEC on November 14, 2005)

10.5*	Employment Agreement, effective January 1, 2011, between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.6*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.7*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.8*	Ameriana Bank, SB Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.9*	Ameriana Bank, SB Salary Continuation Agreement dated December 18, 2008 between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*	Ameriana Bank, SB Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.11*	Mr. Drackett’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Charles M. Drackett, Jr.; (ii) the date of execution, which is December 30, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $21,000.

10.12*	Mr. Danielson’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Donald C. Danielson; (ii) the date of execution, which is November 17, 2008; (iii) the normal retirement age under Section 1.10, which is age 87; and (iv) the annual benefit amount in Section 2.1.1, which is $20,000.

10.13*	Ameriana Bank, SB Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.14*	Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.15*	Ameriana Bank, SB Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.16*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated May 6, 1999, as amended, between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.17*	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 14, 2006)

21	Subsidiaries (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012)

23	Consent of BKD, LLP (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012)

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101 **	The following materials from Ameriana Bancorp’s Annual Report of Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text. (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012)

*	Management contract or compensation plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: May 3, 2012	By:	/s/ Jerome J. Gassen
Jerome J. Gassen President and Chief Executive Officer (Duly Authorized Representative)