Form 10-Q
period 2012-03-31
AMERIANA BANCORP
filed 2012-05-11
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 11, 2012, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash on hand and in other institutions	$5,136	$6,204
Interest-bearing demand deposits	22,085	3,505

Cash and cash equivalents	27,221	9,709
Investment securities available for sale	42,153	43,847
Loans held for sale	384	252
Loans, net of allowance for loan losses of $4,032 and $4,132	309,852	312,509
Premises and equipment	14,498	14,650
Stock in Federal Home Loan Bank	4,472	4,472
Goodwill	656	656
Cash value of life insurance	26,441	26,248
Other real estate owned	7,545	7,545
Other assets	9,892	9,903

Total assets	$443,114	$429,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$48,092	$40,197
Interest-bearing	306,780	297,053

Total deposits	354,872	337,250
Borrowings	45,810	49,810
Drafts payable	1,318	2,532
Other liabilities	6,314	5,694

Total liabilities	408,314	395,286

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,052	1,051
Retained earnings	33,187	32,871
Accumulated other comprehensive income	345	367
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	34,800	34,505

Total liabilities and shareholders’ equity	$443,114	$429,791

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest Income
Interest and fees on loans	$4,221	$4,394
Interest on mortgage-backed securities	244	288
Interest on investment securities	46	38
Other interest and dividend income	48	46

Total interest income	4,559	4,766

Interest Expense
Interest on deposits	654	862
Interest on borrowings	388	475

Total interest expense	1,042	1,337

Net Interest Income	3,517	3,429
Provision for loan losses	255	360

Net Interest Income After Provision for Loan Losses	3,262	3,069

Other Income
Other fees and service charges	522	461
Brokerage and insurance commissions	412	386
Net realized and recognized gains on available-for-sale investment securities	89	52
Gains on sales of loans and servicing rights	132	32
Net loss from sales and write-downs of other real estate owned	(156)	(11)
Other real estate owned income	80	212
Increase in cash value of life insurance	193	210
Other	8	47

Total other income	1,280	1,389

Other Expense
Salaries and employee benefits	2,282	2,403
Net occupancy expense	418	447
Furniture and equipment expense	203	219
Legal and professional fees	148	163
FDIC insurance premiums and assessments	145	208
Data processing expense	188	202
Printing and office supplies	77	68
Marketing expense	92	88
Other real estate owned expense	145	183
Other	421	420

Total other expense	4,119	4,401

Income Before Income Taxes	423	57
Income tax (benefit)	78	(64)

Net Income	$345	$121

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Basic Earnings Per Share	$0.12	$0.04

Diluted Earnings Per Share	$0.12	$0.04

Dividends Declared Per Share	$0.01	$0.01

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net Income	$345	$121

Unrealized appreciation (depreciation) on available-for-sale securities, net of taxes of $19 and net of tax benefit of $62 for the three months ended March 31, 2012 and March 31, 2011, respectively	37	(120)

Less: reclassification adjustment for realized gains included in net income, net of taxes of $30 and $18 for the three months ended March 31, 2012 and March 31, 2011, respectively	59	34

	(22)	(154)

Comprehensive Income (Loss)	$323	$(33)

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2012

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2011	$3,214	$1,051	$32,871	$367	$(2,998)	$34,505
Net Income	—	—	345	—	—	345
Decrease of $33 in unrealized gain on available-for-sale securities, net of income tax of $11	—	—	—	(22)	—	(22)
Share-based compensation	—	1	—	—	—	1
Dividends declared ($0.01 per share)	—	—	(29)	—	—	(29)

Balance at March 31, 2012	$3,214	$1,052	$33,187	$345	$(2,998)	$34,800

See notes to consolidated condensed financial statement.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	345	$121
Items not requiring (providing) cash
Provision for losses on loans	255	360
Depreciation and amortization	344	352
Increase in cash value of life insurance	(193)	(210)
Gain from sale of available-for-sale securities	(89)	(52)
Loss on sale or write-down of other real estate owned	156	11
Mortgage loans originated for sale	(5,138)	(1,793)
Proceeds from sales of mortgage loans originated for sale	5,075	1,365
Gains on sales of mortgage loans and servicing rights	(132)	(32)
Increase in accrued interest payable	469	554
Other adjustments	(199)	1,023

Net cash provided by operating activities	893	1,699

Investing Activities
Purchase of securities	(4,830)	(13)
Proceeds/principal from the sale of securities	4,850	2,369
Principal collected on mortgage-backed securities	1,637	1,457
Net change in loans	2,080	3,152
Proceeds from sales of other real estate owned	180	197
Net purchases and construction of premises and equipment	(84)	(31)
Other investing activities	1	2

Net cash provided by investing activities	3,834	7,133

Financing Activities
Net change in demand and savings deposits	13,680	11,691
Net change in brokered certificates of deposit	—	6,178
Net change in other certificates of deposit	3,942	(882)
Decrease in drafts payable	(1,214)	(576)
Repayment of long-term borrowings	(4,000)	(6,000)
Net change in advances by borrowers for taxes and insurance	406	302
Cash dividends paid	(29)	(30)

Net cash provided by financing activities	12,785	10,683

Change in Cash and Cash Equivalents	17,512	19,515
Cash and Cash Equivalents at Beginning of Year	9,709	11,747

Cash and Cash Equivalents at End of Quarter	$27,221	$31,262

Supplemental information:

Interest paid on deposits	$185	$288

Interest paid on borrowings	$388	$495

Non-cash supplemental information:

Transfers from loans to other real estate owned	$336	$168

See notes to consolidated condensed financial statements.

(8)

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B – SHAREHOLDERS’ EQUITY

On March 26, 2012, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $29,000, was accrued for payment to shareholders of record on April 6, 2012 and was paid on April 27, 2012.

No stock options were exercised during the first quarter of 2012.

NOTE C – EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended March 31,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$345	2,988,952	$0.12	$121	2,988,952	$0.04

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$345	2,988,952	$0.12	$121	2,988,952	$0.04

Options to purchase 163,482 and 169,482 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

(9)

NOTE D – INVESTMENT SECURITIES

The following tables provide the composition of investment securities at March 31, 2012 and December 31, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$37,606	$430	$37	$37,999
Municipal securities	2,323	41	—	2,364
Mutual fund	1,701	89	—	1,790

	$41,630	$560	$37	$42,153

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,280	$443	$9	$39,714
Municipal securities	2,322	29	—	2,351
Mutual fund	1,689	93	—	1,782

	$43,291	$565	$9	$43,847

The amortized cost and fair value of securities available for sale at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	134	136
Five to ten years	396	403
After ten years	1,793	1,825

	2,323	2,364
Ginnie Mae and GSE mortgage-backed pass-through securities	37,606	37,999
Mutual fund	1,701	1,790

	$41,630	$42,153

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

Municipal Securities: The municipal securities at March 31, 2012 consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011 with the proceeds being used primarily to redeem notes held by Ameriana Bank.

Mutual fund: The mutual fund balance at March 31, 2012 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

(10)

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2012 and December 31, 2011 were $6,431,000 and $4,199,000, respectively, which was approximately 15.3% and 9.6%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011 (dollars in thousands):

At March 31, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$6,370	$36	$61	$1	$6,431	$37

At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,180	$8	$19	$1	$4,199	$9

Investment securities with a total market value of $9,301,000 and $9,369,000 were pledged at March 31, 2012 and December 31, 2011, respectively, to secure a repurchase agreement.

A gross gain of $89,000 resulting from sales of available-for-sale securities was realized during the three-month period ended March 31, 2012, with a tax expense of $30,000, compared to a gross gain of $52,000 for the three-month period ended March 31, 2011, with a tax expense of $18,000.

NOTE E – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At March 31,	At December 31,
	2012	2011
Real estate loans:
Commercial	$102,131	$100,126
Residential	162,443	164,420
Construction	16,741	17,980
Commercial loans and leases	29,780	30,961
Municipal loans	717	740
Consumer loans	2,543	2,860

Total loans	314,355	317,087

Less:
Undisbursed loan proceeds	8	12
Deferred loan fees, net	463	434
Allowance for loan losses	4,032	4,132

	4,503	4,578

Total loans – net	$309,852	$312,509

(11)

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

Commercial Loans and Leases: Commercial loans and leases are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Allowance for Loan and Lease Losses Methodology:

Bank policy is designed to ensure that an adequate allowance for loan and lease losses (“ALLL”) will be maintained. Primary responsibility for ensuring that the Bank has processes in place to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged the Chief Credit Officer (“CCO”) with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. The methodology will be reviewed and affirmed by the Loan Review Officer. Quarterly the Board will review recommendations from the CCO to adjust the allowance as appropriate.

(12)

The methodology employed by the CCO for each portfolio segment will at a minimum contain the following:

1)	Loans will be segmented by type of loan.

2)	Loans will be further segmented by risk grades.

3)	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the twelve quarters prior to the most recent quarter. In those instances, where the Bank’s historical experience is not available, the CCO will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price

5)	All troubled debt restructurings (“TDR”) are considered impaired loans.

6)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

7)	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank. The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the twelve quarters prior to the most recent quarter. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

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

(13)

The following tables present the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of March 31, 2012 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Three Months Ended March 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$584	$1,539	$1,150	$760	—	$99	$4,132
Provision for losses	(60)	184	(74)	184	—	21	255
Charge-offs (1)	—	(250)	(10)	(89)	—	(16)	(365)
Recoveries	—	3	—	1	—	6	10

Balance at end of period	$524	$1,476	$1,066	$856	—	$110	$4,032

Ending allowance balance:
Individually evaluated for impairment	$389	$559	$416	$272	$—	$15	$1,651
Collectively evaluated for impairment	135	917	650	584	—	95	2,381

Total	$524	$1,476	$1,066	$856	—	$110	$4,032

Ending loan balance:
Individually evaluated for impairment	$5,015	$5,883	$3,592	$846	$—	$38	$15,374
Collectively evaluated for impairment	97,116	156,560	13,149	28,934	717	2,505	298,981

Total	$102,131	$162,443	$16,741	$29,780	$717	$2,543	$314,335

The following table presents the balance and activity in allowance for loan losses as of March 31, 2011 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended March 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$639	$1,584	$1,254	$657	—	$78	$4,212
Provision for losses	194	295	(211)	66	—	16	360
Charge-offs (1)	—	(153)	(2)	—	—	(20)	(175)
Recoveries	—	15	—	—	—	4	19

Balance at end of period	$833	$1,741	$1,041	$723	—	$78	$4,416

(14)

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

(15)

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

(16)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Quality Indicators

At March 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$88,644	$154,419	$11,047	$28,049	$717	$2,536	$285,412
Watch (Grade 6)	2,737	1,054	2,207	137	—	—	6,135
Special Mention (Grade 7)	5,262	89	135	921	—	—	6,407
Substandard (Grade 8)	5,045	2,776	—	82	—	—	7,903
Doubtful (Grade 9)	443	4,105	3,352	591	—	7	8,498
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$102,131	$162,443	$16,741	$29,780	$717	$2,543	$314,335

Loan Portfolio Quality Indicators

At December 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$82,701	$156,783	$12,204	$28,513	$740	$2,860	$283,801
Watch (Grade 6)	7,257	1,100	2,210	1,200	—	—	11,767
Special Mention (Grade 7)	5,037	90	135	318	—	—	5,580
Substandard (Grade 8)	5,131	1,940	—	286	—	—	7,357
Doubtful (Grade 9)	—	4,507	3,431	644	—	—	8,582
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$100,126	$164,420	$17,980	$30,961	$740	$2,860	$317,087

(17)

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Aging Analysis

At March 31, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$352	$—	$—	$352	$101,779	$102,131	$—
Residential	1,874	415	3,088	5,377	157,066	162,443	112
Construction	2,226	—	1,125	3,351	13,390	16,741	—
Commercial loans and leases	496	537	127	1,160	28,620	29,780	—
Municipal loans	—	—	—	—	717	717	—
Consumer loans	4	—	1	5	2,538	2,543	1

Total	$4,952	$952	$4,341	$10,245	$304,110	$314,355	$113

(A)	Includes $4,123,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,226,000 are construction loans, $1,081,000 are residential real estate loans, $464,000 are commercial loans and $352,000 are commercial real estate loans.

Loan Portfolio Aging Analysis

At December 31, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$100,126	$100,126	$—
Residential	1,204	417	4,398	6,019	158,401	164,420	243
Construction	4,908	—	1,126	6,034	11,946	17,980	—
Commercial loans and leases	434	554	219	1,207	29,754	30,961	—
Municipal loans	—	—	—	—	740	740	—
Consumer loans	8	2	9	19	2,841	2,860	9

Total	$6,554	$973	$5,752	$13,279	$303,808	$317,087	$252

(A)	Includes $3,049,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,306,000 are construction loans, $425,000 are commercial loans, and $318,000 are residential real estate loans.
(B)	Includes a $27,000 residential real estate loan 68 days delinquent that is classified as non-accrual.

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

(18)

The following table presents impaired loans as of March 31, 2012 (dollars in thousands):

Impaired Loans

At March 31, 2012

				Three Months Ended March 31, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—
Residential	—	—	N/A	—	—
Construction	—	—	N/A	—	—
Commercial loans and leases	—	—	N/A	—	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	—	—	N/A	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$5,015	$5,015	$389	$4,953	$44
Residential	5,883	6,091	559	6,162	21
Construction	3,592	3,792	416	3,632	3
Commercial loans and leases	846	869	272	844	5
Municipal loans	—	—	—	—	—
Consumer loans	38	38	15	41	—

Total	$15,374	$15,805	$1,651	$15,632	$73

All Impaired Loans	$15,374	$15,805	$1,651	$15,632	$73

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2012), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2012.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(19)

The following table presents impaired loans as of March 31, 2011 (dollars in thousands):

Impaired Loans

At March 31, 2011

	Three Months Ended March 31, 2011
	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—
Residential	—	—
Construction	—	—
Commercial loans and leases	—	—
Municipal loans	—	—
Consumer loans	—	—

Total	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$6,184	$2
Residential	6,596	42
Construction	5,109	14
Commercial loans and leases	1,035	—
Municipal loans	—	—
Consumer loans	51	—

Total	$18,975	$58

All Impaired Loans	$18,975	$58

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2011), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2011.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(20)

The following table presents impaired loans for the year ended December 31, 2011 (dollars in thousands):

Impaired Loans

At December 31, 2011

				Year Ended December 31, 2011
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

21

Non-Accrual Loans: Any loan which becomes 90 days delinquent, or has the full collection of principal and interest in doubt, or a portion of principal has been charged off will immediately be placed on non-accrual status. The loan does not have to be placed on non-accrual if the charge-off is part of a Chapter 13 reaffirmation. At the time a loan is placed on non-accrual, all accrued but unpaid interest will be reversed from interest income. Placing the loan on non-accrual does not relieve the borrower of the obligation to repay interest.

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

The following table presents the Company’s non-accrual loans at March 31, 2012 and December 31, 2011 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At March 31, 2012	At December 31, 2011
Real estate loans:
Commercial	$351	$—
Residential	4,181	4,500
Construction	3,352	3,432
Commercial loans and leases	623	644
Municipal loans	—	—
Consumer loans	—	—

Total	$8,507	$8,576

Total non-accrual loans at March 31, 2012 and December 31, 2011 included $2,322,000 and $1,706,000 of TDRs, respectively.

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

(22)

Loans classified as a troubled debt restructuring during the three month period ended March 31, 2012, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended March 31, 2012
	Modifications
	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	1	$141	$141
Residential	1	522	522
Construction	—	—	—
Commercial loans and leases	1	210	210
Municipal loans	—	—	—
Consumer loans	2	7	7

Total	5	$880	$880

There were no troubled debt restructured loans that had payment defaults during the three month period ended March 31, 2012. Default occurs when a loan or lease is 90 days or more past due or transferred to non-accrual and is within 12 months of restructuring.

NOTE F – CURRENT AND FUTURE ACCOUNTING MATTERS

•	Financial Accounting Standards Board (FASB)

•

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company adopted the methodologies prescribed by this ASU effective January 1, 2012. Adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

•

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company included the required disclosure in the Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

•

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive

(23)

income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company included the required disclosure in the Consolidated Financial Statements in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

•

ASU No. 2011-08; Testing Goodwill for Impairment. In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company adopted the methodologies prescribed by this ASU effective January 1, 2012. Adoption of this ASU did not have a material effect on the Company’s financial position or results of operations.

NOTE G – RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at March 31, 2012 and December 31, 2011 was $1,973,000 and $1,949,000, respectively. The expense for the plan was $56,000 and $49,000 for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

NOTE H – DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

Recurring Measurements: Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. The security valued in Level 1 is a mutual fund.

(24)

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

Level 3 securities consist of municipal securities and are valued by a third party who uses a discounted cash flow model to determine the price, and the values are reviewed by the Bank’s management. Management challenges the reasonableness of the assumptions used and reviews the methodology to ensure the estimated fair value complies with accounting standards generally accepted in the United States. The key inputs to the discounted cash flow model are the coupon, yield, and expected maturity date. Appropriate market yields are determined based on credit, structure, and related Wall Street trades, quotes, and issuances.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$37,999	$—	$37,999	$—
Municipal securities	2,364	—	—	2,364
Mutual fund	1,790	1,790	—	—

	$42,153	$1,790	$37,999	$2,364

At December 31, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$—	$39,714	$—
Municipal securities	2,351	—	—	2,351
Mutual fund	1,782	1,782	—	—

	$43,847	$1,782	$39,714	$2,351

Transfers between Levels

Transfers between levels did not occur during the three months ended March 31, 2012.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balance for the three months ended March 31, 2012 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

Three Months Ended
March 31, 2012
Beginning balance	$2,351
Total realized and unrealized gains and losses
Included in net income	—
Included in other comprehensive income	13
Purchases, issuances and settlements	—
Transfers in or out of Level 3	—

Ending balance	$2,364

(25)

Nonrecurring Measurements:

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011. The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012:
Impaired loans	$1,399	$—	$—	$1,399
Other real estate owned	849	—	—	849

At December 31, 2011:
Impaired loans	$10,442	$—	$—	$10,442
Other real estate owned	2,486	—	—	2,486

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range (Weighted Average)

Municipal securities	$2,364	Discounted cash flow model	Unrated security yield adjustment	1.0%
			Marketability yield adjustment	1.0%
Impaired loans	1,399	Third party valuations	Discount to reflect realizable value	10.0% - 49.9% (38.9%)

Other real estate owned	849	Third party valuations	Discount to reflect realizable value	7.0% - 49.6% (29.5%)

(26)

Sensitivity of Significant Unobservable Inputs

The following is a discussion of the sensitivity of significant unobservable inputs, the interrelationships between those inputs and other unobservable inputs used in recurring fair value measurement and of how those inputs might magnify or mitigate the effect of changes in the unobservable inputs on the fair value measurement.

Municipal Securities

The significant unobservable inputs used in the fair value measurement of the Company’s municipal securities are premiums for unrated securities and marketability yield adjustments. Significant increases (decreases) in either of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, changes in either of those inputs will not affect the other input.

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

The following table presents the estimates of fair value of financial instruments (dollars in thousands):

	December 31, 2011
	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$9,709	$9,709
Investment securities available for sale	43,847	43,847
Loans held for sale	252	252
Loans	312,509	322,066
Stock in FHLB	4,472	4,472
Mortgage servicing rights	577	577
Interest and dividends receivable	1,089	1,089

Liabilities
Deposits	337,250	339,930
Borrowings	49,810	46,780
Drafts payable	2,532	2,532
Interest and dividends payable	107	107

(27)

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2012
Assets
Cash and cash equivalents	$27,221	$27,221	$—	$—
Investment securities available for sale	42,153	1,790	37,999	2,364
Loans held for sale	384	—	384	—
Loans	309,852	—	305,392	13,723
Stock in FHLB	4,472	—	4,472
Mortgage servicing rights	574	—	—	574
Interest and dividends receivable	989	—	989	—

Liabilities
Deposits	354,872	200,637	156,696	—
Borrowings	45,810	—	38,950	4,444
Drafts payable	1,318	—	1,318	—
Interest and dividends payable	576	—	576	—

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Stock in FHLB: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

Loans Held for Sale: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

Loans: The fair values for loans are estimated using a discounted cash flow calculation that applies external interest rates used to price new similar loans to a schedule of aggregated expected monthly maturities on loans.

Mortgage Servicing Rights: The initial amount recorded is an estimate of the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement, and the initial amount recorded is then amortized over the estimated life. Annually, a valuation of the servicing rights is performed by an independent third party and reviewed by the Bank’s management, with impairment, if any, recognized through a valuation allowance. The valuation is based on the discounted cash flow method utilizing Bloomberg’s Median Forecasted Prepayment Speeds for mortgage-backed securities assumed to possess enough similarities to the Bank’s servicing portfolio to facilitate a comparison.

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

(28)

Borrowings: The fair value of borrowings is estimated using a discounted cash flow calculation, based on borrowing rates for periods comparable to the remaining terms to maturity of the borrowings.

Drafts Payable: The fair value approximates carrying value.

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of March 31, 2012, there were four outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $21.7 million that the Company had collateralized with residential mortgage loans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), and our other reports on Forms 10-Q and 8-K and other publicly available information.

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates and real estate property values in our market area, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

(29)

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

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowings. Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically have a lower average rate than FHLB advances and other borrowings. Several factors affect our net interest income. These factors include loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturity, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions and the current interest rate environment.

Executive Overview of the First Quarter of 2012

The Company recorded net income of $345,000, or $0.12 per share, for the three-month period ended March 31, 2012, and the results represented its eleventh consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•

All three of the Bank’s capital ratios at March 31, 2012 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the first quarter of 2012 was $81,000, or 2.3%, higher than the same quarter in 2011, with a 1.3% increase in average interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.76% on a fully tax-equivalent basis for the first quarter of 2012 represented an increase of two basis points from the fourth quarter of 2011, and was one basis point higher than the same period in 2011. The improvement resulted primarily from a significant reduction in the Bank’s average cost of deposits that was mostly offset by a lower average yield on interest-earning assets.

•

The Bank recorded a $255,000 provision for loan losses in the first quarter of 2012, which was $260,000 less than the $515,000 provision for the fourth quarter of 2011 and $105,000 less than the $360,000 provision for the first quarter of 2011, representing the decrease in non-performing loans.

(30)

•

Other income of $1.3 million for the first quarter of 2012 represented a $109,000 decrease from the same quarter of 2011, and included a $145,000 increase in the net loss from sales and write-downs of other real estate owned and a $132,000 decrease in other real estate owned rental income, partially offset by a $100,000 increase in gains on sales of mortgage loans and a $61,000 increase in fee income on deposit accounts.

•	Net losses in other real estate owned in the first quarter of 2012 totaled $156,000 and included a $130,000 write-down of an uncompleted apartment project.

•

Other expense for the first quarter of 2012 of $4.1 million was $282,000, or 6.4%, lower than the same quarter in 2011, primarily as a result of a $121,000 decrease in salaries and employee benefits related mostly to positions eliminated through attrition, a $63,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology, and a $38,000 reduction in other real estate owned expense related mostly to the 2011 sale of an apartment complex.

•

The Company had income before income taxes of $423,000 for the first quarter of 2012, but recorded income tax expense of only $78,000, which was due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the first quarter of 2012, total assets increased by $13.3 million, or 3.1%, to $443.1 million from $429.8 million at December 31, 2011:

•

Investments in interest-bearing demand deposits increased $18.6 million from $3.5 million at December 31, 2011 to $22.1 million at March 31, 2012, of which $22.0 million was invested at the Federal Reserve Bank of Chicago and $122,000 at the Federal Home Loan Bank of Indianapolis.

•

A $1.7 million decrease in the investment securities portfolio during the first quarter of 2012 to $42.2 million resulted from sales of $4.9 million and principal payments on mortgage-backed securities of $1.6 million exceeding purchases of $4.8 million.

•

Net loans receivable of $309.9 million at March 31, 2012 represented a decrease of $2.7 million, or 0.9%, for the first quarter of 2012, and was related primarily to the Bank’s mortgage banking strategy that resulted in $5.0 million in sales of new production fixed-rate loans.

•	Total non-performing loans of $8.6 million, or 2.7% of total net loans at March 31, 2012, represented a decrease of $208,000 from December 31, 2011.

•	The allowance for loan losses of $4.0 million at March 31, 2012 was 1.28% of total loans and 46.8% of non-performing loans, compared to ratios of 1.30% and 46.8%, respectively, at December 31, 2011.

•

Other real estate owned of $7.5 million at March 31, 2012 represented no change from December 31, 2011, although there were eight properties totaling $336,000 added, three properties with a total book value of $144,000 sold, and $192,000 in write-downs during the quarter ended March 31, 2012.

•

During the first quarter of 2012, total deposits increased by $17.6 million, or 5.2%, to $354.9 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. This strategy resulted in a $13.7 million increase in checking, money market and savings balances, and a $3.9 million increase in certificates of deposit during the quarter ended March 31, 2012.

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

(31)

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

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery continued to move slowly through the first quarter of 2012. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Earnings pressure is expected to continue as the weak economy continues to cause stress on credit quality. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in a significant reduction in its cost of deposits. The Bank’s pricing strategies, combined with the low interest rate environment, has positively impacted interest rate spread and net interest income. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

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

(32)

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

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, including the level of non-performing, delinquent and classified loans, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

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

(33)

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At March 31, 2012 and December 31, 2011, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at March 31, 2012.

FINANCIAL CONDITION

Total assets of $443.1 million at March 31, 2012 represented an increase of $13.3 million, or 3.1%, from the December 31, 2011 total of $429.8 million, and was due primarily to an increase in cash and cash equivalents resulting mostly from the Bank’s growth in deposit accounts.

Cash and cash equivalents increased $17.5 million to $27.2 million at March 31, 2012 from the December 31, 2011 total of $9.7 million. Included in the total at March 31, 2012 was $22.0 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale decreased by $1.7 million, or 3.9%, to $42.2 million at March 31, 2012 from $43.9 million at December 31, 2011. This decrease resulted primarily from $4.9 million in sales and $1.6 million of principal repayments on mortgage-backed securities, partially offset by $4.8 million in purchases of mortgage-backed securities. All mortgage-backed securities in the portfolio, which totaled $38.0 million at March 31, 2012, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

Net loans receivable decreased by $2.7 million, or 0.9%, to $309.9 million at March 31, 2012 from $312.5 million at December 31, 2011, primarily due to a $2.0 million decrease in the residential mortgage loan portfolio to $162.4 million. This decline was impacted by the Bank’s mortgage banking strategy that involved selling $5.0 million of new production fixed-rate loans in the first three months of 2012. The residential mortgage loan strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.5 million at March 31, 2012 represented a $152,000 decrease from $14.7 million at December 31, 2011. The net decrease was a result of $236,000 of depreciation for the three months ended March 31, 2012 exceeding net capital expenditures of $84,000 for the period.

Goodwill was $656,000 at March 31, 2012, unchanged from December 31, 2011. $457,000 of the goodwill relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate acquisitions of insurance businesses. The Bank’s impairment tests reflected that there was no impairment as of March 31, 2012.

(34)

We have investments in life insurance on employees and directors with a balance or cash surrender value of $26.4 million and $26.2 million at March 31, 2012 and December 31, 2011, respectively. The non-taxable increase in cash surrender value of this life insurance was $192,000 for the first quarter of 2012, compared to $210,000 for the same period a year earlier.

Although the Bank experienced write-downs, foreclosures and sales of other real estate owned during the first quarter of 2012, the total of $7.5 million at March 31, 2012 represented no change from December 31, 2011. Eight additions to other real estate owned totaling $336,000 and the sale of three properties with an aggregate book value of $144,000 occurred during the three-month period ended March 31, 2012. The additions included six single-family homes and two residential building lots. The sales resulted in gains totaling $35,000, and consisted of two single-family properties and a residential building lot. Write-downs of other real estate owned during the three-month period ended March 31, 2012 totaled $192,000, with $130,000 related to an uncompleted apartment project. Each of the write-downs was due to further deterioration of the property’s market value during the period.

Other assets of $9.9 million at March 31, 2012, represented an $11,000 decrease from December 31, 2011. Due primarily to a first quarter tax payment of $250,000, the total for deferred tax assets increased $183,000. The prepaid FDIC insurance premiums balance was reduced by $138,000 during the quarter.

Total deposits of $354.9 million at March 31, 2012 represented an increase of $17.6 million, or 5.2%, from $337.3 million at December 31, 2010, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships. During the first three months of 2012, checking, money market and savings balances increased $13.7 million, while certificate of deposit balances increased $3.9 million. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Borrowings declined by $4.0 million during the first quarter of 2012 to $45.8 million, as the Bank repaid a Federal Home Loan Bank note that had been on the books for the first week of fiscal 2012 to meet a short-term funding need. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.3 million at March 31, 2012 decreased $1.2 million from $2.5 million at December 31, 2011. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $34.8 million at March 31, 2012 represented a $295,000 increase over the total of $34.5 million at December 31, 2011. The increase resulted from net income of $345,000, reduced by a $22,000 decrease in unrealized gains net of income tax related to the Bank’s available-for-sale investment securities portfolio, and $29,000 in dividends declared during the three month period. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

First Quarter of 2012 compared to the First Quarter of 2011

The Company recorded net income of $345,000, or $0.12 per diluted share, for the first quarter of 2012, compared to net income of $121,000, or $0.04 per diluted share, for the first quarter of 2011.

Credit costs associated with a high level of non-performing assets that resulted from an extended period of weak economic conditions continued to adversely affect earnings during the first quarter of 2012, as they did in the same quarter of 2011. The earnings growth for the first quarter of 2012 compared to the same quarter a year earlier was related primarily to a $282,000 reduction in non-interest expense, coupled with an improvement in net interest income and a lower provision for loan losses, partially offset by a decrease in non-interest income.

Net Interest Income

The Company’s net interest income on a fully tax-equivalent basis of $3.5 million for the first quarter of 2012 represented an increase of $81,000 or 2.3%, compared to the same period of 2011, with average interest-earning assets totaling $377.5 million, a 1.3% increase over the same period of 2011. Net interest margin on a fully tax-equivalent

(35)

basis for the first quarter of 2012 of 3.76% was one basis point higher than the year earlier period. The Bank benefited from certain market conditions that allowed it to decrease its cost of funds, primarily through the re-pricing of deposit accounts in a relatively stable low interest rate environment, while market conditions also contributed to a decrease in average yield on interest-earning assets.

Tax-exempt interest was $37,000 for the first quarter of 2012 compared to $51,000 for the same period of 2011, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $16,000 and $23,000 for the third quarter of 2012 and 2011, respectively.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended March 31,
	2012	2011
Balance at beginning of quarter	$4,132	$4,212
Provision for loan losses	255	360
Charge-offs	(365)	(175)
Recoveries	10	19

Net charge-offs	(355)	(156)

Balance at end of period	$4,032	$4,416

Allowance to total loans	1.28%	1.41%

Allowance to non-performing loans	46.78%	40.57%

We recorded a provision for loan losses of $255,000 in the first quarter of 2012, a $105,000 reduction from the $360,000 provision in the same quarter of 2011. Although the 2011 provision represents a significant decrease from the year earlier quarter, at its current level it is still reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans. The decrease in provision related primarily to a decrease in non-performing loans. Total charge-offs of $365,000 for the first quarter of 2012 included loans with specific reserves totaling $203,000 at December 31, 2011.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) March 31,
	2012	2011

Loans accounted for on a non-accrual basis	$8,507	$10,421

Accruing loans contractually past due 90 days or more	113	465

Total of non-accrual and 90 days or more past due loans (1)	$8,620	$10,886

Percentage of total net loans	2.74%	3.52%

Other non-performing assets (2)	$7,545	$9,027
Total non-performing assets	$16,165	$19,913

Percentage of total assets	3.65%	4.51%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,322	$1,124
Total troubled debt restructurings	$9,325	$8,825

(36)

(1)	Total non-accrual loans and accruing loans 90 days or more past due at March 31, 2012 included $2.3 million of troubled debt restructurings, which consisted of a $1.1 million residential construction loan, five residential non-construction loans totaling $885,000, and three commercial loans totaling $335,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.0 million at March 31, 2012 was $384,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio increased from 40.57% at March 31, 2011 to 46.78% at March 31, 2012 due to a lower total of non-performing loans. Non-performing loans of $8.6 million at March 31, 2012 represented a $2.3 million decrease from the total of $10.9 million at March 31, 2011, and a $208,000 decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at March 31, 2012 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

Total charge-offs of $365,000 for the first three months of 2012 included $192,000 related to deterioration in the market value of eight properties acquired through foreclosure during the quarter, and an $89,000 partial charge-off of a commercial loan.

At March 31, 2012, the Bank had $9.3 million in loans categorized as a troubled debt restructuring, with nine loans for $2.3 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $9.3 million included a $4.5 million loan on a hotel in northern Indiana, a $1.1 million loan on a residential condominium project, two other commercial real estate loans totaling $572,000, three commercial loans totaling $335,000, and loans on twenty-one single-family residential properties totaling $2.8 million.

Other Income

The Company recorded other income of $1.3 million for the first quarter of 2012, a decrease of $109,000 from the total for the same period a year earlier that resulted primarily from the net of the following changes:

•

A $145,000 increase in the net loss from sales and write-downs of other real estate owned from a net loss of $11,000 for the first quarter of 2011 to a net loss of $156,000 for the first quarter of 2012. The increase was due primarily to a $130,000 write-down of an uncompleted apartment project that had previous write-downs. This property had been unsuccessfully marketed at its prior fair values, and the reduced fair value at March 31, 2012 reflected recent negotiations to liquidate the property at a lower price;

•	A $131,000 decrease in other real estate owned income to $80,000 that resulted primarily from the sale of an apartment complex in the second quarter of 2011;

•	A $100,000 increase in gains on sales of mortgage loans and servicing rights to $132,000 that was due to increased mortgage-banking activity resulting from improved market conditions; and

•

A $61,000 increase to $522,000 in fees and service charges on deposit accounts that was due primarily to an 8.2% increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships.

Other Expense

Total other expense of $4.1 million for the first quarter of 2012 was $282,000, or 6.4%, lower than the first quarter of 2011, with the following major differences:

•	A $121,000 decrease in salaries and employee benefits resulting from the elimination of positions primarily through attrition, and a reduction in the cost of employees medical insurance expense;

•	A $63,000 reduction in FDIC insurance premiums expense that resulted from the new assessment methodology that became effective on April 1, 2011; and

•	A $38,000 decrease in other real estate owned expense that also resulted primarily from the sale of the apartment complex.

(37)

Income Tax Expense

The Company had income before income taxes of $423,000, but recorded an income tax expense of only $78,000 for the first quarter of 2012 due to a significant amount of tax-exempt income, primarily from bank-owned life insurance. For the same quarter of 2011, the Company had income before income taxes of $57,000 and recorded a tax benefit of $64,000, that also resulted primarily from tax-exempt BOLI income.

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009. Operating income from AIMI was not subject to state income taxes under state law, and as a result was also a major factor in the growth of the deferred state tax asset.

The Company also has a deferred federal tax asset that is composed of tax benefit from a net operating loss carry-forward and purchased tax credits. The federal loss carry-forward expires in 2026, and the tax credits begin to expire in 2023. The tax credits include alternative minimum tax credits, which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carry-forwards and credits within the allotted time periods.

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only one purchase since December 31, 2006, that segment of the investment securities portfolio has been reduced to $2.4 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank has periodically evaluated a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income. Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

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

(38)

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

At March 31, 2012, we had $17.2 million in loan commitments outstanding and $45.6 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of March 31, 2012 totaled $91.2 million, or 25.7% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2013. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at March 31, 2012 and at December 31, 2011.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first three months of 2012, net loans receivable decreased by $2.7 million, or 0.9%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $17.6 million, or 5.2%, and total FHLB advances were reduced by $4.0 million, or 12.5%, during the first three months of 2012.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At March 31, 2012 and December 31, 2011, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2012 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

March 31, 2012

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,724	13.69%	$24,963	8.00%	$31,203	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,781	12.43%	$12,481	4.00%	$18,722	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,781	8.98%	$12,953	3.00%	$21,588	5.00%

December 31, 2011

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,874	13.58%	$25,258	8.00%	$31,573	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,883	12.32%	$12,629	4.00%	$18,944	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,883	9.23%	$12,633	3.00%	$21,055	5.00%

(39)

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

March 31, 2012

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$43,151	13.70%	$25,207	8.00%	$31,508	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,208	12.44%	$12,603	4.00%	$18,905	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,208	9.08%	$12,961	3.00%	$21,602	5.00%

December 31, 2011

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$43,229	13.56%	$25,495	8.00%	$31,868	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,238	12.31%	$12,747	4.00%	$19,121	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,238	9.31%	$12,642	3.00%	$21,069	5.00%

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

(40)

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2012, and at March 31, 2012 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101 *	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes, tagged as blocks of text.

*	Furnished, not filed.

(41)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 11, 2012	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: May 11, 2012	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)