Form 10-Q
period 2012-06-30
AMERIANA BANCORP
filed 2012-08-09
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 9, 2012, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash on hand and in other institutions	$6,291	$6,204
Interest-bearing demand deposits	31,420	3,505

Cash and cash equivalents	37,711	9,709
Investment securities available for sale	43,504	43,847
Loans held for sale	1,013	252
Loans, net of allowance for loan losses of $4,103 and $4,132	303,704	312,509
Premises and equipment	14,436	14,650
Stock in Federal Home Loan Bank	4,472	4,472
Goodwill	656	656
Cash value of life insurance	26,639	26,248
Other real estate owned	8,468	7,545
Other assets	9,325	9,903

Total assets	$449,928	$429,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$47,715	$40,197
Interest-bearing	313,411	297,053

Total deposits	361,126	337,250
Borrowings	45,810	49,810
Drafts payable	1,375	2,532
Other liabilities	6,116	5,694

Total liabilities	414,427	395,286

Commitments and contingencies Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,052	1,051
Retained earnings	33,609	32,871
Accumulated other comprehensive income	624	367
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	35,501	34,505

Total liabilities and shareholders’ equity	$449,928	$429,791

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$4,227	$4,440	$8,448	$8,834
Interest on mortgage-backed securities	231	303	475	591
Interest on investment securities	46	32	92	70
Other interest and dividend income	51	48	99	94

Total interest income	4,555	4,823	9,114	9,589

Interest Expense
Interest on deposits	627	858	1,281	1,720
Interest on borrowings	386	397	774	872

Total interest expense	1,013	1,255	2,055	2,592

Net Interest Income	3,542	3,568	7,059	6,997
Provision for loan losses	380	255	635	615

Net Interest Income After Provision for Loan Losses	3,162	3,313	6,424	6,382

Other Income
Other fees and service charges	592	538	1,114	999
Brokerage and insurance commissions	380	387	792	773
Net realized and recognized gains on available-for-sale investment securities	—	448	89	500
Gains on sales of loans and servicing rights	134	87	266	119
Net loss from sales and write-downs of other real estate owned	(15)	(644)	(171)	(655)
Other real estate owned income	60	146	140	358
Increase in cash value of life insurance	197	214	390	424
Other	4	73	12	120

Total other income	1,352	1,249	2,632	2,638

Other Expense
Salaries and employee benefits	2,239	2,357	4,521	4,760
Net occupancy expense	391	393	809	840
Furniture and equipment expense	168	213	371	432
Legal and professional fees	162	126	310	289
FDIC insurance premiums and assessments	148	152	293	360
Data processing expense	192	182	380	384
Printing and office supplies	68	62	145	130
Marketing expense	81	110	173	198
Other real estate owned expense	36	334	181	517
Other	450	381	871	801

Total other expense	3,935	4,310	8,054	8,711

Income Before Income Taxes	579	252	1,002	309
Income tax (benefit)	126	(18)	204	(82)

Net Income	$453	$270	$798	$391

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings Per Share	$0.15	$0.09	$0.27	$0.13

Diluted Earnings Per Share	$0.15	$0.09	$0.27	$0.13

Dividends Declared Per Share	$0.01	$0.01	$0.02	$0.02

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$453	$270	$798	$391

Unrealized appreciation on available-for-sale securities, net of taxes of $144 and $176 for the three months ended June 30, 2012 and June 30, 2011, respectively, and net of taxes of $163 and $114 for the six months ended June 30, 2012 and June 30, 2011, respectively	279	342	316	221

Less: reclassification adjustment for realized gains included in net income, net of taxes of $152 for the three months ended June 30, 2011, and net of taxes of $30 and $170 for the six months ended June 30, 2012 and June 30, 2011, respectively	—	296	59	330

Other comprehensive income	279	46	257	(109)

Comprehensive Income	$732	$316	$1,055	$282

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2012

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2011	$3,214	$1,051	$32,871	$367	$(2,998)	$34,505
Net Income	—	—	798	—	—	798
Other comprehensive income	—	—	—	257	—	257
Share-based compensation	—	1	—	—	—	1
Dividends declared ($0.02 per share)	—	—	(60)	—	—	(60)

Balance at June 30, 2012	$3,214	$1,052	$33,609	$624	$(2,998)	$35,501

See notes to consolidated condensed financial statement.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$798	$391
Items not requiring (providing) cash
Provision for losses on loans	635	615
Depreciation and amortization	681	630
Increase in cash value of life insurance	(390)	(424)
Gain from sale of available-for-sale securities	(89)	(500)
Loss on sale or write-down of other real estate owned	171	655
Mortgage loans originated for sale	(11,020)	(4,624)
Proceeds from sales of mortgage loans originated for sale	10,392	4,371
Gains on sales of mortgage loans and servicing rights	(266)	(119)
Decrease in accrued interest payable	(7)	(51)
Other adjustments	914	1,459

Net cash provided by operating activities	1,819	2,403

Investing Activities
Purchase of securities	(7,434)	(31,087)
Proceeds/principal from the sale of securities	4,850	27,245
Principal collected on mortgage-backed securities	3,225	2,365
Net change in loans	6,743	2,773
Proceeds from sales of other real estate owned	347	1,979
Net purchases and construction of premises and equipment	(278)	(228)
Proceeds from stock repurchased by Federal Home Loan Bank	—	629
Other investing activities	1	6

Net cash provided by investing activities	7,454	3,682

Financing Activities
Net change in demand and savings deposits	24,510	17,115
Net change in brokered certificates of deposit	—	1,057
Net change in other certificates of deposit	(634)	(1,985)
Decrease in drafts payable	(1,157)	(199)
Repayment of long-term borrowings	(4,000)	(6,000)
Net change in advances by borrowers for taxes and insurance	70	(18)
Cash dividends paid	(60)	(60)

Net cash provided by financing activities	18,729	9,910

Change in Cash and Cash Equivalents	28,002	15,995
Cash and Cash Equivalents at Beginning of Year	9,709	11,747

Cash and Cash Equivalents at End of Quarter	$37,711	$27,742

Supplemental information:

Interest paid on deposits	$1,284	$1,727

Interest paid on borrowings	$779	$917

Non-cash supplemental information:

Transfers from loans to other real estate owned	$1,441	$2,385

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B — SHAREHOLDERS’ EQUITY

On June 25, 2012, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on July 6, 2012 and was paid on July 27, 2012.

No stock options were granted or exercised during the second quarter of 2012.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended June 30,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$453	2,988,952	$0.15	$270	2,988,952	$0.09

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$453	2,988,952	$0.15	$270	2,988,952	$0.09

	(In thousands, except share data) Six Months Ended June 30,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$798	2,988,952	$0.27	$391	2,988,952	$0.13

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$798	2,988,952	$0.27	$391	2,988,952	$0.13

(9)

Options to purchase 158,482 and 168,892 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2012 and December 31, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$38,523	$799	$5	$39,317
Municipal securities	2,323	39	—	2,362
Mutual fund	1,713	112	—	1,825

	$42,559	$950	$5	$43,504

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,280	$443	$9	$39,714
Municipal securities	2,322	29	—	2,351
Mutual fund	1,689	93	—	1,782

	$43,291	$565	$9	$43,847

The amortized cost and fair value of securities available for sale at June 30, 2012 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	134	136
Five to ten years	396	403
After ten years	1,793	1,823

Municipal securities	2,323	2,362
Ginnie Mae and GSE mortgage-backed pass-through securities	38,523	39,317
Mutual fund	1,713	1,825

	$42,559	$43,504

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

(10)

Municipal Securities: The municipal securities at June 30, 2012 consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011.

Mutual fund: The mutual fund balance at June 30, 2012 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2012 and December 31, 2011 were $5,021,000 and $4,199,000, respectively, which was approximately 11.5% and 9.6%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011 (dollars in thousands):

At June 30, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,967	$4	$54	$1	$5,021	$5

At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,180	$8	$19	$1	$4,199	$9

Investment securities with a total market value of $9,472,000 and $9,369,000 were pledged at June 30, 2012 and December 31, 2011, respectively, to secure a repurchase agreement.

There were no sales of available-for-sale securities during the three-month period ended June 30, 2012, compared to sales resulting in a gross gain of $463,000 and a gross loss of $15,000 for the three-month period ended June 30, 2011, with a net tax expense of $152,000.

A gross gain of $89,000 resulting from sales of available-for-sale securities was realized during the six-month period ended June 30, 2012, with a tax expense of $30,000, compared to a gross gain of $515,000 and a gross loss of $15,000 for the six-month period ended June 30, 2011, with a net tax expense of $170,000.

(11)

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)
	At June 30,	At December 31,
	2012	2011
Real estate loans:
Commercial	$100,030	$100,126
Residential	166,023	164,420
Construction	15,721	17,980
Commercial loans and leases	23,595	30,961
Municipal loans	726	740
Consumer loans	2,562	2,860

Total loans	308,657	317,087

Less:
Undisbursed loan proceeds	230	12
Deferred loan fees, net	620	434
Allowance for loan losses	4,103	4,132

	4,953	4,578

Total loans - net	$303,704	$312,509

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

Construction Real Estate: Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, timely completion and sale of the property, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

(12)

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

(13)

The following table presents the balance and activity in allowance for loan losses as of June 30, 2012 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$524	$1,476	$1,066	$856	—	$110	$4,032
Provision (credit) for losses	302	7	68	(10)	—	13	380
Charge-offs (1)	(53)	(67)	(186)	—	—	(18)	(324)
Recoveries	—	2	6	1	—	6	15

Balance at end of quarter	$773	$1,418	$954	$847	$—	$111	$4,103

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of June 30, 2012 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Six Months Ended June 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$584	$1,539	$1,150	$760	$—	$99	$4,132
Provision (credit) for losses	242	191	(6)	174	—	34	635
Charge-offs (1)	(53)	(317)	(196)	(89)	—	(34)	(689)
Recoveries	—	5	6	2	—	12	25

Balance at end of period	$773	$1,418	$954	$847	$—	$111	$4,103

Ending allowance balance:
Individually evaluated for impairment	$636	$470	$343	$329	$—	$16	$1,794
Collectively evaluated for impairment	137	948	611	518	—	95	2,309

Total	$773	$1,418	$954	$847	$—	$111	$4,103

Ending loan balance:
Individually evaluated for impairment	$5,910	$6,312	$4,788	$1,428	$—	$59	$18,497
Collectively evaluated for impairment	94,120	159,711	10,933	22,167	726	2,503	290,160

Total	$100,030	$166,023	$15,721	$23,595	$726	$2,562	$308,657

(14)

The following tables present the balance and activity in allowance for loan losses as of June 30, 2011 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$833	$1,741	$1,041	$723	—	$78	$4,416
Provision (credit) for losses	(159)	(22)	338	100	—	(2)	255
Charge-offs (1)	(1)	(38)	(520)	—	—	(11)	(570)
Recoveries	1	12	—	1	—	4	18

Balance at end of period	$674	$1,693	$859	$824	—	$69	$4,119

Allowance for Loan Losses

For Six Months Ended June 30, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$639	$1,584	$1,254	$657	—	$78	$4,212
Provision (credit) for losses	35	273	127	166	—	14	615
Charge-offs (1)	(1)	(191)	(522)	—	—	(31)	(745)
Recoveries	1	27	—	1	—	8	37

Balance at end of period	$674	$1,693	$859	$824	—	$69	$4,119

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

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by the CCO. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Marketing Officer and Loan Review Officer. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge off of a loan must be approved by the CCO.

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

(16)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Quality Indicators

At June 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$87,534	$159,712	$10,755	$22,048	$726	$2,503	$283,278
Watch (Grade 6)	2,788	—	177	43	—	—	3,008
Special Mention (Grade 7)	3,799	—	—	75	—	—	3,874
Substandard (Grade 8)	5,261	2,392	2,180	221	—	—	10,054
Doubtful (Grade 9)	648	3,919	2,609	1,208	—	59	8,443
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$100,030	$166,023	$15,721	$23,595	$726	$2,562	$308,657

Loan Portfolio Quality Indicators

At December 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$82,701	$156,783	$12,204	$28,513	$740	$2,860	$283,801
Watch (Grade 6)	7,257	1,100	2,210	1,200	—	—	11,767
Special Mention (Grade 7)	5,037	90	135	318	—	—	5,580
Substandard (Grade 8)	5,131	1,940	—	286	—	—	7,357
Doubtful (Grade 9)	—	4,507	3,431	644	—	—	8,582
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$100,126	$164,420	$17,980	$30,961	$740	$2,860	$317,087

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

(17)

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Aging Analysis

At June 30, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$297	$—	$443	$740	$99,290	$100,030	$—
Residential	3,226	289	2,779	6,294	159,729	166,023	198
Construction	2,321	149	—	2,470	13,251	15,721	—
Commercial loans and leases	260	123	733	1,116	22,479	23,595	—
Municipal loans	—	—	—	—	726	726	—
Consumer loans	14	—	—	14	2,548	2,562	—

Total	$6,118	$561	$3,955	$10,634	$298,023	$308,657	$198

(A)	Includes $3,974,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,186,000 are construction loans, $1,276,000 are residential real estate loans, $238,000 are commercial loans, $266,000 are commercial real estate loans and $8,000 are consumer loans.

Loan Portfolio Aging Analysis

At December 31, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$100,126	$100,126	$—
Residential	1,204	417	4,398	6,019	158,401	164,420	243
Construction	4,908	—	1,126	6,034	11,946	17,980	—
Commercial loans and leases	434	554	219	1,207	29,754	30,961	—
Municipal loans	—	—	—	—	740	740	—
Consumer loans	8	2	9	19	2,841	2,860	9

Total	$6,554	$973	$5,752	$13,279	$303,808	$317,087	$252

(A)	Includes $3,049,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,306,000 are construction loans, $425,000 are commercial loans, and $318,000 are residential real estate loans.
(B)	Includes a $27,000 residential real estate loan 68 days delinquent that is classified as non-accrual.

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

(18)

The following table presents impaired loans as of June 30, 2012 (dollars in thousands):

Impaired Loans

At June 30, 2012

				Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—	—	—
Residential	—	—	N/A	—	—	—	—
Construction	—	—	N/A	—	—	—	—
Commercial loans and leases	—	—	N/A	—	—	—	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	—	—	N/A	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$5,910	$5,913	$636	$5,462	$38	$5,208	$82
Residential	6,312	6,549	471	6,098	19	6,130	40
Construction	4,788	5,011	343	4,190	3	3,911	7
Commercial loans and leases	1,428	1,457	328	1,137	4	1,013	8
Municipal loans	—	—	—	—	—	—	—
Consumer loans	59	59	16	48	—	45	—

Total	$18,497	$18,989	$1,794	$16,935	$64	$16,307	$137

All Impaired Loans	$18,497	$18,989	$1,794	$16,935	$64	$16,307	$137

(1)	Includes all loans that were classified as impaired at any time during the three-month and six-month periods (not just impaired loans at June 30, 2012), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and six months ended June 30, 2012.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(19)

The following table presents impaired loans as of June 30, 2011 (dollars in thousands):

Impaired Loans

At June 30, 2011

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	—	—
Residential	—	—	—	—
Construction	—	—	—	—
Commercial loans and leases	—	—	—	—
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$5,074	$—	$5,629	$2
Residential	6,028	—	6,312	42
Construction	3,677	—	4,393	14
Commercial loans and leases	849	—	942	—
Municipal loans	—	—	—	—
Consumer loans	53	—	52	—

Total	$15,681	$—	$17,328	$58

All Impaired Loans	$15,681	$—	$17,328	$58

(1)	Includes all loans that were classified as impaired at any time during the three-month and six-month periods (not just impaired loans at June 30, 2011), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and six months ended June 30, 2011.

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

(21)

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

The following table presents the Company’s non-accrual loans at June 30, 2012 and December 31, 2011 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At June 30,	At December 31,
	2012	2011
Real estate loans:
Commercial	$740	$—
Residential	4,058	4,500
Construction	2,470	3,432
Commercial loans and leases	1,116	644
Municipal loans	—	—
Consumer loans	8	—

Total	$8,392	$8,576

Total non-accrual loans at June 30, 2012 and December 31, 2011 included $2,400,000 and $1,706,000 of TDRs, respectively.

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

(22)

Loans classified as a troubled debt restructuring during the three-month and six-month periods ended June 30, 2012, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	1	$141	$141
Residential	3	1,111	1,111	4	1,633	1,633
Construction	1	1,940	1,940	1	1,940	1,940
Commercial loans and leases	—	—	—	1	210	210
Municipal loans	—	—	—	—	—	—
Consumer loans	1	2	2	3	9	9

Total	5	$3,053	$3,053	10	$3,933	$3,933

Troubled debt restructured loans that had payment defaults during the three-month and six-month periods ended June 30, 2012, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	$—	—	$—
Residential	—	—	—	—
Construction	—	—	—	—
Commercial loans and leases	2	123	2	123
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	2	$123	2	$123

(23)

NOTE F — CURRENT AND FUTURE ACCOUNTING MATTERS

•	Financial Accounting Standards Board (“FASB”)

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

•

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has included the required disclosure in the Consolidated Financial Statements in the Quarterly Reports on Form 10-Q beginning with the quarter ended March 31, 2012.

•

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosure in the Consolidated Financial Statements in the Quarterly Reports on Form 10-Q beginning with the quarter ended March 31, 2012.

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

•

ASU No. 2011-12; Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The ASU does not change the other requirements of FASB ASU No. 2011-05, Presentation of Comprehensive Income. Entities are still required to present reclassification adjustments within other comprehensive income either on the face of the statement that reports other comprehensive income or in the notes to the financial statements. The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements remains for both annual and interim reporting. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the FASB reconsiders the operational concerns and needs of financial statement users. The Company adopted the amendments in this Update at the same time as ASU 2011-05, which became effective beginning in the interim period ended March 31, 2012. As the Company had no reclassifications adjustments within other comprehensive income, this Update had no impact on its financial statements.

(24)

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at June 30, 2012 and December 31, 2011 was $1,997,000 and $1,949,000, respectively. The expense for the plan was $56,000 and $49,000 for the three-month periods ended June 30, 2012 and June 30, 2011, respectively. The expense for the plan was $112,000 and $98,000 for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

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

(25)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,317	$—	$39,317	$—
Municipal securities	2,362	—	—	2,362
Mutual fund	1,825	1,825	—	—

	$43,504	$1,825	$39,317	$2,362

At December 31, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$—	$39,714	$—
Municipal securities	2,351	—	—	2,351
Mutual fund	1,782	1,782	—	—

	$43,847	$1,782	$39,714	$2,351

Transfers between Levels

Transfers between levels did not occur during the three months and six months ended June 30, 2012.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balance for the three months and six months ended June 30,2012 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning balance	$2,364	$2,351
Total realized and unrealized gains and losses
Included in net income	—	—
Included in other comprehensive income	(2)	11
Purchases, issuances and settlements	—	—
Transfers in or out of Level 3	—	—

Ending balance	$2 ,362	$2 ,362

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

(26)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011. The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012:
Impaired loans	$8,435	$—	$—	$8,435
Other real estate owned	795	—	—	795

At December 31, 2011:
Impaired loans	$10,442	$—	$—	$10,442
Other real estate owned	2,486	—	—	2,486

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range (Weighted Average)
Municipal securities	$2,362	Discounted cash flow model	Unrated security yield adjustment	2.0%
			Liquidity yield adjustment	1.0%
			Extension risk yield adjustment	1.0%
Impaired loans	8,435	Third party valuations	Discount to reflect realizable value	0.3% – 100.0 (13.7	% %)

Other real estate owned	795	Third party valuations	Discount to reflect realizable value	7.0% – 40.4 (28.0	% %)

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

(27)

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2012
Assets
Cash and cash equivalents	$37,711	$37,711	$—	$—
Investment securities available for sale	43,504	1,825	39,317	2,362
Loans held for sale	1,013	—	1,013	—
Loans	303,704	—	300,897	16,702
Stock in FHLB	4,472	—	4,472	—
Mortgage servicing rights	562	—	—	562
Interest and dividends receivable	973	—	973	—

Liabilities
Deposits	361,126	211,466	152,219	—
Borrowings	45,810	—	39,128	4,393
Drafts payable	1,375	—	1,375	—
Interest and dividends payable	100	—	100	—

(28)

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

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of June 30, 2012, there were four outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $23.7 million that the Company had collateralized with residential mortgage loans.

(29)

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). In 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB,” and became subject to regulation by the Indiana Department of Financial Institutions and the FDIC. In 2006, the Bank closed its Trust Department and adopted the name Ameriana Bank, SB. In 2009, the Bank converted to an Indiana chartered commercial bank and adopted the name Ameriana Bank. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, McCordsville, Carmel, Fishers, Westfield and New Palestine, Indiana. On June 25, 2012, the Bank announced that a decision had been made to discontinue banking center operations at the McCordsville location with a proposed branch closing date of October 13, 2012. The facility will continue to house lending personnel who were moved to that location when the lease for the loan production office was terminated at the end of the first quarter of 2012.

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

(30)

Executive Overview of the Second Quarter of 2012

The Company recorded net income of $453,000, or $0.15 per share, for the three-month period ended June 30, 2012, its twelfth consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid only a de minimis quarterly dividend of $0.01 per share.

•

All three of the Bank’s capital ratios at June 30, 2012 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the second quarter of 2012 decreased by $31,000, or 0.9%, from the same quarter in 2011, notwithstanding a 0.8% increase in average interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.69% on a fully tax-equivalent basis for the second quarter of 2012 represented a decrease of 8 basis points from the first quarter of 2012, and was five basis points lower than the same period in 2011. The decrease was due primarily to an increase in low yielding interest-bearing demand deposits at the Federal Reserve Bank with excess funds that resulted from deposit growth coupled with a decline in the loan portfolio.

•

The Bank recorded a $380,000 provision for loan losses in the second quarter of 2012, which was $125,000 greater than the $255,000 provision recorded for both the first quarter of 2012 and the second quarter of 2011.

•

Other income of $1.4 million for the second quarter of 2012 represented a $103,000 increase from the same quarter of 2011, and included a $629,000 decrease in the net loss from sales and write-downs of other real estate owned, partially offset by a $448,000 reduction in realized gains on available-for-sale investment securities and an $86,000 decrease in income on other real estate owned.

•

Net losses in other real estate owned in the second quarter of 2012 totaled $15,000, compared with $644,000 in the same quarter a year earlier that included a $678,000 write-down of a strip commercial center.

•	There were no sales of available-for-sale securities in the second quarter of 2012.

•

Other expense for the second quarter of 2012 of $3.9 million was $375,000, or 8.7%, lower than the same quarter in 2011, primarily as a result of a $118,000 decrease in salaries and employee benefits related mostly to positions eliminated through attrition, a $63,000 reduction in the cost of employees medical insurance expense, a $298,000 reduction in other real estate owned expense due mostly to the 2011 sale of an apartment complex, and to lower real estate taxes on other properties than the year earlier quarter that included $130,000 related to a recently acquired golf course and residential real estate development project.

•

The Company had income before income taxes of $579,000 for the second quarter of 2012, but recorded income tax expense of only $126,000, which was due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the second quarter of 2012, total assets increased by $6.8 million, or 1.5%, to $449.9 million from $443.1 million at March 31, 2012:

•

Investments in interest-bearing demand deposits increased $9.3 million from $22.1 million at March 31, 2012 to $31.4 million at June 30, 2012, of which $30.9 million was invested at the Federal Reserve Bank of Chicago and $490,000 at the Federal Home Loan Bank of Indianapolis.

•

A $1.4 million increase in the investment securities available-for-sale portfolio during the second quarter of 2012 to $43.5 million resulted from a $2.6 million purchase, coupled with a $421,000 increase in unrealized gains exceeding principal payments on mortgage-backed securities of $1.6 million.

(31)

•

Net loans receivable of $303.7 million at June 30, 2012 represented a decrease of $6.1 million, or 2.0%, for the second quarter of 2012, primarily due to a $7.4 million reduction in the commercial loan and lease portfolio, which was primarily a result of the payoff of several large loans.

•	Total non-performing loans of $8.6 million, or 2.8% of total net loans at June 30, 2012, represented a decrease of $30,000 from March 31, 2012.

•	The allowance for loan losses of $4.1 million at June 30, 2012 was 1.33% of total loans and 47.8% of non-performing loans, compared to ratios of 1.28% and 46.8%, respectively, at March 31, 2012.

•

Other real estate owned of $8.5 million at June 30, 2012 represented a $923,000 increase from March 31, 2012 that resulted from the addition of ten properties totaling $1.1 million, the sale of three properties with a total book value of $151,000, and a $31,000 write-down.

•

During the second quarter of 2012, total deposits increased by $6.3 million, or 1.8%, to $361.1 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. This strategy resulted in a $10.8 million increase in checking, money market and savings balances, and a $4.5 million decrease in certificates of deposit during the quarter ended June 30, 2012.

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

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in Indianapolis, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold primarily due to the economic environment. On June 25, 2012, the Bank announced the closing of the McCordsville Banking Center scheduled for October 13, 2012. The opening of the Fishers Banking Center in 2008, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a new convenient location. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery continued to move slowly through the second quarter of 2012. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

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

(32)

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

With a community banking history stretching over 120 years, the Bank has built its strong reputation with community outreach programs and being a workplace of choice. By combining its rich tradition with its ability to provide its customers with financial advice and solutions, the Bank will accomplish its mission by:

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

(33)

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At June 30, 2012 and December 31, 2011, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at June 30, 2012.

(34)

FINANCIAL CONDITION

Total assets of $449.9 million at June 30, 2012 represented an increase of $20.1 million, or 4.7%, from the December 31, 2011 total of $429.8 million, and was due primarily to an increase in cash and cash equivalents resulting mostly from the Bank’s growth in deposit accounts.

Cash and cash equivalents increased $28.0 million to $37.7 million at June 30, 2012 from the December 31, 2011 total of $9.7 million. Included in the total at June 30, 2012 was $30.9 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

Investment securities available-for-sale decreased by $343,000 to $43.5 million at June 30, 2012 from $43.8 million at December 31, 2011. This decrease resulted primarily from $4.9 million in sales and $3.2 million of principal repayments on mortgage-backed securities, mostly offset by $7.4 million in purchases of mortgage-backed securities and a $389,000 increase in unrealized gains. All mortgage-backed securities in the portfolio, which totaled $39.3 million at June 30, 2012, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

Net loans receivable decreased by $8.8 million, or 2.8%, to $303.7 million at June 30, 2012 from $312.5 million at December 31, 2011, due mostly to a $7.4 million decrease in the commercial loan and lease portfolio to $23.6 million that resulted primarily from the payoff of several large loans. The residential mortgage loan portfolio increased $1.6 million to $166.0 million, as the Bank put $9.8 million single-family loans into the portfolio from the total production of $20.8 million during the second quarter. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.4 million at June 30, 2012 represented a $214,000 decrease from $14.7 million at December 31, 2011. The net decrease was a result of $471,000 of depreciation and $21,000 in dispositions for the six months ended June 30, 2012 exceeding capital expenditures of $278,000 for the period.

Goodwill was $656,000 at June 30, 2012, unchanged from December 31, 2011. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment as of June 30, 2012.

We have investments in life insurance on employees and directors with a balance or cash surrender value of $26.6 million and $26.2 million at June 30, 2012 and December 31, 2011, respectively. The non-taxable increase in cash surrender value of this life insurance was $390,000 for the first six months of 2012, compared to $424,000 for the same period a year earlier.

Other real estate owned of $8.5 million at June 30, 2012 represented a $923,000 increase over the total of $7.5 million at December 31, 2011. Eighteen additions to other real estate owned totaling $1.4 million and the sale of six properties with an aggregate book value of $296,000 occurred during the six-month period ended June 30, 2012. The additions included eight single-family homes, eight residential building lots and two parcels of undeveloped land. The sales resulted in a gain of $51,000, and consisted of four single-family properties, a residential building lot and a four unit commercial property. Write-downs of other real estate owned during the six-month period ended June 30, 2012 totaled $222,000, with $130,000 related to an uncompleted apartment project. Each of the write-downs was due to further deterioration of the property’s market value during the period.

Other assets of $9.3 million at June 30, 2012 represented a $578,000 decrease from December 31, 2011, that resulted primarily from a $281,000 reduction in prepaid FDIC insurance premiums, a $118,000 decrease in other prepaid expenses, and a $102,000 decrease in accrued interest and dividends receivable.

Total deposits of $361.1 million at June 30, 2012 represented an increase of $23.9 million, or 7.1%, from $337.2 million at December 31, 2011, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships. During the first six months of 2012, checking, money market and savings balances increased $24.5 million, while certificate of deposit balances decreased $634,000. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

(35)

Borrowings declined by $4.0 million during the first six months of 2012 to $45.8 million, as the Bank repaid a Federal Home Loan Bank note that had been on the books for the first week of fiscal 2012 to meet a short-term funding need. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.4 million at June 30, 2012 decreased $1.1 million from $2.5 million at December 31, 2011. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $35.5 million at June 30, 2012 represented a $1.0 million increase over the total of $34.5 million at December 31, 2011. The increase resulted from net income of $798,000 and a $257,000 increase in unrealized gains net of income tax related to the Bank’s available-for-sale investment securities portfolio, reduced by $60,000 in dividends declared during the six month period. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

Second Quarter of 2012 compared to the Second Quarter of 2011

The Company recorded net income of $453,000, or $0.15 per diluted share, for the second quarter of 2012, compared to net income of $270,000, or $0.09 per diluted share, for the second quarter of 2011.

Credit costs associated with a high level of non-performing assets that resulted from an extended period of weak economic conditions continued to adversely affect earnings during the second quarter of 2012, but to a lesser degree than they did in the same quarter of 2011. The earnings growth for the second quarter of 2012 compared to the same quarter a year earlier was related primarily to a $629,000 reduction in the net loss from sales and write-downs of other real estate owned coupled with a $212,000 reduction in other real estate owned expense net of income, partially offset by $448,000 in net realized gains from sales of available-for-sale investment securities in the second quarter of 2011 compared with none in the second quarter of 2012, and a $125,000 increase in the provision for loan losses compared to the year earlier quarter.

Net Interest Income

The Company’s net interest income on a fully tax-equivalent basis of $3.6 million for the second quarter of 2012 represented a decrease of $31,000 or 0.9%, compared to the same period of 2011, notwithstanding that average interest-earning assets totaled $388.1 million, a 0.8% increase over the same period of 2011. Net interest margin on a fully tax-equivalent basis for the second quarter of 2012 of 3.69% was five basis points lower than the year earlier period. The Bank was able to stabilize net interest income and net interest margin as it benefited from certain market conditions that allowed it to decrease its cost of funds, primarily through the re-pricing of deposit accounts in a relatively stable low interest rate environment, while market conditions also contributed to a decrease in average yield on interest-earning assets.

Tax-exempt interest was $37,000 for the second quarter of 2012 compared to $46,000 for the same period of 2011, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $16,000 and $21,000 for the second quarter of 2012 and 2011, respectively.

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

(36)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended June 30,
	2012	2011
Balance at beginning of quarter	$4,032	$4,416
Provision for loan losses	380	255
Charge-offs	(324)	(570)
Recoveries	15	18

Net charge-offs	(309)	(552)

Balance at end of period	$4,103	$4,119

Allowance to total loans	1.33%	1.32%

Allowance to non-performing loans	47.76%	50.63%

We recorded a provision for loan losses of $380,000 in the second quarter of 2012, a $125,000 increase over the $255,000 provision in the same quarter of 2011. The increased provision is reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans and charge-offs. Total charge-offs of $324,000 for the second quarter of 2012 included loans with specific reserves totaling $322,000 at March 31, 2012.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) June 30,
	2012	2011
Loans accounted for on a non-accrual basis	$8,392	$7,380
Accruing loans contractually past due 90 days or more	198	756

Total of non-accrual and 90 days or more past due loans (1)	$8,590	$8,136

Percentage of total net loans	2.79%	2.62%

Other non-performing assets (2)	$8,468	$8,918
Total non-performing assets	$17,058	$17,054

Percentage of total assets	3.79%	3.88%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,400	$1,123
Total troubled debt restructurings	$11,859	$8,259

(1)	Total non-accrual loans and accruing loans 90 days or more past due at June 30, 2012 included $2.4 million of troubled debt restructurings, which consisted of a $1.1 million residential construction loan, five residential non- construction loans totaling $997,000, three commercial loans totaling $318,000, and three consumer loans totaling $8,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.1 million at June 30, 2012 was $16,000 lower than a year earlier, and the allowance for loan losses to non-performing loans ratio decreased from 50.63% at June 30, 2011 to 47.76% at June 30, 2012 due primarily to a higher total of non-performing loans. Non-performing loans of $8.6 million at June 30, 2012 represented a $454,000 increase from the total of $8.1 million at June 30, 2011, but a $30,000 decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at June 30, 2012 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

(37)

Total charge-offs of $324,000 for the second quarter of 2012 included $246,000 related to deterioration in the market value of eleven properties acquired through foreclosure during the quarter, and a $53,000 partial charge-off resulting from a short sale of a commercial lot.

At June 30, 2012, the Bank had $11.9 million in loans categorized as troubled debt restructurings, with twelve loans for $2.4 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $11.9 million included a $4.5 million loan on a hotel in northern Indiana, one other commercial real estate loan for $139,000, a $1.1 million loan on a residential condominium project, twenty single-family residential property loans totaling $2.7 million, a land development loan for $1.9 million, three other land loans totaling $1.2 million, three commercial loans totaling $318,000, and three consumer loans totaling $8,000.

Other Income

The Company recorded other income of $1.4 million for the second quarter of 2012, an increase of $103,000 from the total for the same period a year earlier that resulted primarily from the net of the following changes:

•

A $629,000 reduction in the net loss from sales and write-downs of other real estate owned to $15,000 for the second quarter of 2012 from a net loss of $644,000 for the second quarter of 2011 that included a $678,000 write-down of a strip commercial center;

•	No sales of available-for-sale investment securities in the second quarter of 2012, compared to sales in the year earlier quarter with net realized gains of $448,000; and

•	An $86,000 decrease in other real estate owned income to $60,000 that resulted primarily from the sale of an apartment complex late in the second quarter of 2011.

Other Expense

Total other expense of $3.9 million for the second quarter of 2012 was $375,000, or 8.7%, lower than the second quarter of 2011, with the following major differences:

•

A $118,000 decrease in salaries and employee benefits resulting from the elimination of positions primarily through attrition, and a $63,000 reduction in the cost of employees medical insurance expense, partially offset by a $23,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan; and

•

A $298,000 decrease in other real estate owned expense that resulted primarily from the sale of an apartment complex, and lower real estate expense on other properties than the year earlier quarter that included $130,000 related to a recently acquired golf course and residential real estate development project.

Income Tax Expense

The Company had income before income taxes of $579,000, but recorded an income tax expense of only $126,000 for the second quarter of 2012 due to a significant amount of tax-exempt income, primarily from bank-owned life insurance. For the same quarter of 2011, the Company had income before income taxes of $252,000 and recorded a tax benefit of $18,000 that also resulted primarily from tax-exempt BOLI income.

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

(38)

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

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

The Company recorded net income of $798,000, or $0.27 per diluted share, for the first six months of 2012, an increase of $407,000 from net income of $391,000, or $0.13 per diluted share, for the first six months of 2011.

The primary factor in the earnings improvement was a decrease in other expense of $657,000, or 7.5%, compared to the first half of 2011 that resulted mostly from a $239,000 reduction in salaries and employee benefits, and a $336,000 reduction in other real estate owned expense.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $50,000, or 0.7%, to $7.1 million for the first six months of 2012 compared with $7.0 million for the same period of 2011, primarily as a result of a $3.9 million, or 1.0%, increase in the Bank’s average interest-earning assets to $382.8 million for the second quarter of 2012. The Company’s net interest margin on a fully tax-equivalent basis decreased 2 basis points to 3.73% for the first six months of 2012 from 3.75% for the first six months of 2011.

Tax-exempt interest was $73,000 for the first six months of 2012 compared to $97,000 for the same period of 2011. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $31,000 and $43,000 for the first six months of 2012 and 2011, respectively. The decrease in tax-exempt interest for the first six months of 2012 compared to the same period of 2011 was due primarily to a lower average balance of municipal loans.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Six Months Ended June 30,
	2012	2011
Balance at beginning of year	$4,132	$4,212
Provision for loan losses	635	615
Charge-offs	(689)	(745)
Recoveries	25	37

Net charge-offs	(664)	(708)

Balance at end of period	$4,103	$4,119

We had a provision for loan losses of $635,000 for the first six months of 2012, compared to $615,000 for the same period in 2011. The 2012 provision represents a $20,000, or 3.3%, increase from the six-month period a year earlier. The increased provision is reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans and charge-offs. The allowance to total loans percentage was 1.33% at June 30, 2012 and 1.30% at December 31, 2011, compared with 1.32% at June 30, 2011 and 1.33% at December 31, 2010.

(39)

Other Income

Although the decrease of $6,000, or 0.2%, in other income to $2.6 million for the six months of 2012 compared to the same period of 2011 was not material, it resulted primarily from the net of the following major differences:

•

A $484,000 decrease in the net loss from sales and write-downs of other real estate owned to $171,000 for the six months of 2012, compared to $655,000 for the same period a year earlier that included a $678,000 write-down of a strip commercial center. The total for the first six months of 2012 included a $130,000 write-down of an uncompleted apartment complex;

•

A $411,000 decrease in net gains on sales of available-for-sale securities from $500,000 for the first six months of 2011 from sixteen sales totaling $27.2 million, to $89,000 in net gains for the six months of 2012 from two sales totaling $4.9 million;

•	A $218,000 decrease in rental income from OREO, that resulted primarily from the mid-2011 sale of an apartment complex;

•

A $147,000 increase in gains on sales of loans and servicing rights to $266,000 for the six months of 2012 from $119,000 for the same period a year earlier, that resulted primarily from increased residential mortgage lending activity; and

•

A $115,000, or 11.5%, increase to $1.1 million in fees and service charges on deposit accounts that was due primarily to a 9.4% increase in the number of checking accounts since the end of the second quarter of 2011 that resulted from the Bank’s continuing focus on growing core deposit relationships.

Other Expense

The Company recorded a $657,000, or 7.5%, decrease in total other expense to $8.1 million for the first six months of 2012, compared to $8.7 million for the first six months of 2011, due primarily to the following major differences:

•

A $239,000 decrease in salaries and employee benefits resulting from the elimination of positions primarily through attrition, and a $129,000 reduction in the cost of employees medical insurance expense, partially offset by a $46,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan; and

•

A $336,000 decrease in other real estate owned expense that resulted primarily from the sale of an apartment complex, and lower real estate expense on other properties than the year earlier quarter that included $130,000 related to a recently acquired golf course and residential real estate development project.

Income Tax Expense

The Company had income before income taxes of $1.0 million for the first six months of 2012, but recorded income tax expense of only $204,000, a result of tax-exempt income. The Company had income before income taxes of $309,000 for the same period of 2011, but recorded an $82,000 income tax benefit that was also a result of tax-exempt income. For both six month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

(40)

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

At June 30, 2012, we had $15.2 million in loan commitments outstanding and $50.4 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of June 30, 2012 totaled $87.0 million, or 24.1% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2013. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at June 30, 2012 or at December 31, 2011.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first six months of 2012, net loans receivable decreased by $8.8 million, or 2.8%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $23.9 million, or 7.1%, and total FHLB advances were reduced by $4.0 million, or 12.5%, during the first six months of 2012.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At June 30, 2012 and December 31, 2011, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2012 that management believes have changed this classification.

(41)

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2012

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$43,520	14.27%	$24,397	8.00%	$30,497	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,654	13.00%	$12,199	4.00%	$18,298	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,654	8.96%	$13,279	3.00%	$22,131	5.00%

December 31, 2011

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,874	13.58%	$25,258	8.00%	$31,573	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,883	12.32%	$12,629	4.00%	$18,944	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,883	9.23%	$12,633	3.00%	$21,055	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

June 30, 2012

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$43,768	14.21%	$24,649	8.00	$30,811	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,902	12.95%	$12,324	4.00%	$18,487	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,902	9.01%	$13,288	3.00%	$22,146	5.00%

December 31, 2011

	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$43,229	13.56%	$25,495	8.00%	$31,868	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,238	12.31%	$12,747	4.00%	$19,121	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,238	9.31%	$12,642	3.00%	$21,069	5.00%

(42)

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

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, but our principal executive and financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended June 30, 2012, and at June 30, 2012 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

(43)

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101 *	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

*	Furnished, not filed.

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 9, 2012	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 9, 2012	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)