Form 10-Q
period 2012-09-30
AMERIANA BANCORP
filed 2012-11-08
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At November 8, 2012, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Cash on hand and in other institutions	$6,307	$6,204
Interest-bearing demand deposits	18,415	3,505

Cash and cash equivalents	24,722	9,709
Interest-bearing time deposits	5,704	—
Investment securities available for sale	44,266	43,847
Loans held for sale	197	252
Loans, net of allowance for loan losses of $4,236 and $4,132	308,928	312,509
Premises and equipment	14,536	14,650
Stock in Federal Home Loan Bank	4,472	4,472
Goodwill	656	656
Cash value of life insurance	26,826	26,248
Other real estate owned	7,865	7,545
Other assets	9,662	9,903

Total assets	$447,834	$429,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$52,383	$40,197
Interest-bearing	305,539	297,053

Total deposits	357,922	337,250
Borrowings	45,810	49,810
Drafts payable	1,506	2,532
Other liabilities	6,406	5,694

Total liabilities	411,644	395,286

Commitments and contingencies
Shareholders’ equity
Preferred stock—5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,052	1,051
Retained earnings	34,045	32,871
Accumulated other comprehensive income	877	367
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	36,190	34,505

Total liabilities and shareholders’ equity	$447,834	$429,791

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$4,090	$4,341	$12,538	$13,175
Interest on mortgage-backed securities	209	272	684	863
Interest on investment securities	52	15	144	85
Other interest and dividend income	57	45	156	139

Total interest income	4,408	4,673	13,522	14,262

Interest Expense
Interest on deposits	564	802	1,845	2,522
Interest on borrowings	383	385	1,157	1,257

Total interest expense	947	1,187	3,002	3,779

Net Interest Income	3,461	3,486	10,520	10,483
Provision for loan losses	255	255	890	870

Net Interest Income After Provision for Loan Losses	3,206	3,231	9,630	9,613

Other Income
Other fees and service charges	604	578	1,718	1,577
Brokerage and insurance commissions	377	380	1,169	1,153
Net realized and recognized gains on available-for-sale investment securities	—	206	89	706
Gains on sales of loans and servicing rights	73	62	339	181
Net loss from sales and write-downs of other real estate owned	(6)	(487)	(177)	(1,142)
Other real estate owned income	72	290	212	648
Increase in cash value of life insurance	187	208	577	632
Other	18	71	30	191

Total other income	1,325	1,308	3,957	3,946

Other Expense
Salaries and employee benefits	2,240	2,360	6,761	7,120
Net occupancy expense	393	400	1,202	1,240
Furniture and equipment expense	201	197	572	629
Legal and professional fees	63	82	373	371
FDIC insurance premiums and assessments	148	145	441	505
Data processing expense	211	216	591	600
Printing and office supplies	66	58	211	188
Marketing expense	110	90	283	288
Other real estate owned expense	29	305	210	822
Other	453	374	1,324	1,175

Total other expense	3,914	4,227	11,968	12,938

Income Before Income Taxes	617	312	1,619	621
Income tax (benefit)	152	14	356	(68)

Net Income	$465	$298	$1,263	$689

Basic Earnings Per Share	$0.16	$0.10	$0.42	$0.23

Diluted Earnings Per Share	$0.16	$0.10	$0.42	$0.23

Dividends Declared Per Share	$0.01	$0.01	$0.03	$0.03

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$465	$298	$1,263	$689
Unrealized appreciation on available-for-sale securities, net of taxes of $130 and $306 for the three months ended September 30, 2012 and September 30, 2011, respectively, and net of taxes of $293 and $420 for the nine months ended September 30, 2012 and September 30, 2011, respectively	253	594	569	815

Less: reclassification adjustment for realized gains included in net income, net of taxes of $70 for the three months ended September 30, 2011 and net of taxes of $30 and $240 for the nine months ended September 30, 2012 and September 30, 2011, respectively	—	136	59	466

Other comprehensive income	253	458	510	349

Comprehensive Income	$718	$756	$1,773	$1,038

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2012

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2011	$3,214	$1,051	$32,871	$367	$(2,998)	$34,505
Net Income	—	—	1,263	—	—	1,263
Other comprehensive income	—	—	—	510	—	510
Share-based compensation	—	1	—	—	—	1
Dividends declared ($0.03 per share)	—	—	(89)	—	—	(89)

Balance at September 30, 2012	$3,214	$1,052	$34,045	$877	$(2,998)	$36,190

See notes to consolidated condensed financial statement.

(6)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$1,263	$689
Items not requiring (providing) cash
Provision for losses on loans	890	870
Depreciation and amortization	1,045	937
Increase in cash value of life insurance	(577)	(631)
Gain from sale of available-for-sale securities	(89)	(706)
Loss on sale or write-down of other real estate owned	177	1,142
Mortgage loans originated for sale	(12,925)	(7,251)
Proceeds from sales of mortgage loans originated for sale	13,151	6,899
Gains on sales of mortgage loans and servicing rights	(339)	(181)
Increase in accrued interest payable	368	478
Other adjustments	(180)	1,725

Net cash provided by operating activities	2,784	3,971

Investing Activities
Purchase of securities	(10,064)	(42,830)
Proceeds/principal from the sale of securities	4,850	38,766
Purchase of FDIC insured bank certificates of deposit	(5,704)	—
Principal collected on mortgage-backed securities	5,366	3,222
Net change in loans	1,023	9,213
Proceeds from sales of other real estate owned	1,185	2,561
Net purchases and construction of premises and equipment	(615)	(354)
Proceeds from stock repurchased by Federal Home Loan Bank	—	629
Other investing activities	1	—

Net cash (used) provided by investing activities	(3,958)	11,207

Financing Activities
Net change in demand and savings deposits	28,640	15,064
Net change in brokered certificates of deposit	—	(1,989)
Net change in other certificates of deposit	(7,968)	(8,167)
(Decrease) increase in drafts payable	(1,026)	379
Proceeds from long-term borrowings	10,000	—
Repayment of long-term borrowings	(14,000)	(6,000)
Net change in advances by borrowers for taxes and insurance	630	318
Cash dividends paid	(89)	(90)

Net cash provided (used) by financing activities	16,187	(485)

Change in Cash and Cash Equivalents	15,013	14,693
Cash and Cash Equivalents at Beginning of Year	9,709	11,747

Cash and Cash Equivalents at End of Quarter	$24,722	$26,440

Supplemental information:
Interest paid on deposits	$1,504	$2,017
Interest paid on borrowings	$1,177	$1,284
Non-cash supplemental information:
Transfers from loans to other real estate owned	$1,682	$3,300

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE B— SHAREHOLDERS’ EQUITY

On September 24, 2012, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on October 5, 2012 and was paid on October 26, 2012.

No stock options were granted or exercised during the third quarter of 2012.

NOTE C— EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended September 30,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$465	2,988,952	$0.16	$298	2,988,952	$0.10

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$465	2,988,952	$0.16	$298	2,988,952	$0.10

	(In thousands, except share data) Nine Months Ended September 30,
	2012			2011
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$1,263	2,988,952	$0.42	$689	2,988,952	$0.23

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$1,263	2,988,952	$0.42	$689	2,988,952	$0.23

(8)

Options to purchase 158,482 and 167,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at September 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

NOTE D— INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2012 and December 31, 2011 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$36,290	$1,186	$—	$37,476
Ginnie Mae collateralized mortgage obligations	2,599	—	9	2,590
Municipal securities	2,323	27	—	2,350
Mutual fund	1,723	127	—	1,850

	$42,935	$1,340	$9	$44,266

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,280	$443	$9	$39,714
Municipal securities	2,322	29	—	2,351
Mutual fund	1,689	93	—	1,782

	$43,291	$565	$9	$43,847

The amortized cost and fair value of securities available for sale at September 30, 2012 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	163	166
Five to ten years	421	426
After ten years	1,739	1,758

Municipal securities	2,323	2,350
Ginnie Mae and GSE mortgage-backed pass-through securities	36,290	37,476
Ginnie Mae collateralized mortgage obligations	2,599	2,590
Mutual fund	1,723	1,850

	$42,935	$44,266

(9)

Mortgage-backed pass-through securities: The contractual cash flows of these investments are guaranteed by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae and Freddie Mac, U.S. Government-sponsored entities, institutions which the U.S. Government has affirmed its commitment to support. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

Collateralized mortgage obligations: The contractual cash flows of these investments are guaranteed by Ginnie Mae, a U.S. Government agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

Municipal Securities: The municipal securities at September 30, 2012 consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011.

Mutual fund: The mutual fund balance at September 30, 2012 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2012 and December 31, 2011 were $2,618,000 and $4,199,000, respectively, which was approximately 5.9% and 9.6%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011 (dollars in thousands):

At September 30, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae collateralized mortgage obligations	$2,590	$9	$—	$—	$2,590	$9

At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,180	$8	$19	$1	$4,199	$9

Investment securities with a total market value of $9,303,000 and $9,369,000 were pledged at September 30, 2012 and December 31, 2011, respectively, to secure a repurchase agreement.

There were no sales of available-for-sale securities during the three-month period ended September 30, 2012, compared to sales resulting in a gross gain of $206,000 for the three-month period ended September 30, 2011, with a tax expense of $70,000.

A gross gain of $89,000 resulting from sales of available-for-sale securities was realized during the nine-month period ended September 30, 2012, with a tax expense of $30,000, compared to a gross gain of $721,000 and a gross loss of $15,000 for the nine-month period ended September 30, 2011, with a net tax expense of $240,000.

(10)

NOTE E— LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At September 30,	At December 31,
	2012	2011
Real estate loans:
Commercial	$103,428	$100,126
Residential	164,879	164,420
Construction	15,717	17,980
Commercial loans and leases	26,522	30,961
Municipal loans	1,179	740
Consumer loans	2,343	2,860

Total loans	314,068	317,087

Less:
Undisbursed loan proceeds	220	12
Deferred loan fees, net	684	434
Allowance for loan losses	4,236	4,132

	5,140	4,578

Total loans—net	$308,928	$312,509

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

(11)

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

We also factor in the following qualitative considerations:

1)	Changes in policies and procedures;

2)	Changes in national, regional and local economic and business conditions;

3)	Changes in the composition and size of the portfolio and in the terms of loans;

4)	Changes in the experience, ability and depth of lending management and other relevant staff;

(12)

5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

6)	Changes in the quality of the Bank’s loan review system;

7)	Changes in the value of underlying collateral for collateral-dependent loans;

8)	The existence and effect of any concentration of credit, and changes in the level of such concentrations; and

9)	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The following table presents the balance and activity in allowance for loan losses as of September 30, 2012 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$773	$1,418	$954	$847	$—	$111	$4,103
Provision (credit) for losses	(234)	165	57	253	—	14	255
Charge-offs (1)	—	(50)	—	(65)	—	(18)	(133)
Recoveries	—	2	1	1	—	7	11

Balance at end of quarter	$539	$1,535	$1,012	$1,036	$—	$114	$4,236

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of September 30, 2012 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Nine Months Ended September 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$584	$1,539	$1,150	$760	$—	$99	$4,132
Provision for losses	8	356	51	427	—	48	890
Charge-offs (1)	(53)	(367)	(196)	(154)	—	(52)	(822)
Recoveries	—	7	7	3	—	19	36

Balance at end of period	$539	$1,535	$1,012	$1,036	$—	$114	$4,236

Ending allowance balance:
Individually evaluated for impairment	$426	$462	$334	$453	$—	$15	$1,690
Collectively evaluated for impairment	113	1,073	678	583	—	99	2,546

Total	$539	$1,535	$1,012	$1,036	$—	$114	$4,236

Ending loan balance:
Individually evaluated for impairment	$5,819	$6,675	$4,887	$1,242	$—	$49	$18,672
Collectively evaluated for impairment	97,609	158,204	10,830	25,280	1,179	2,294	295,396

Total	$103,428	$164,879	$15,717	$26,522	$1,179	$2,343	$314,068

(13)

The following tables present the balance and activity in allowance for loan losses as of September 30, 2011 (dollars in thousands):

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

For Nine Months Ended September 30, 2011

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

(14)

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

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by the CCO. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Marketing Officer and Loan Review Officer. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge-off of a loan must be approved by the CCO.

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

Grade 2 — Excellent Quality (Pass)

This loan has a sound primary and secondary source of repayment. The borrower has proven access to alternative sources of financing. This loan carries a low level of risk, with minimal loss exposure. The borrower has the ability to perform according to the terms of the credit facility. The margins of cash flow coverage are strong. This category also includes loans secured by high quality traded stocks and lower grade municipal bonds (must still be investment grade).

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

Grade 5—Marginal Quality (Pass)

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

(15)

Grade 6 – Elevated Risk, Management Attention (Watch)

While the borrower at origination was not considered a high risk potential, there are characteristics related to the financial condition, and/or a level of concern regarding either or both the primary and secondary source of repayment, that may preclude this from being a pass credit. These credit facilities are considered “pass” credits but exhibit the potential of developing a more serious weakness in their operation going forward. Usually, a credit in this category will be upgraded or downgraded on further analysis within a short period of time.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Quality Indicators

At September 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$86,915	$158,121	$10,830	$25,110	$1,179	$2,294	$284,449
Watch (Grade 6)	4,660	83	—	16	—	—	4,759
Special Mention (Grade 7)	6,034	—	—	154	—	—	6,188
Substandard (Grade 8)	5,198	2,672	2,345	89	—	—	10,304
Doubtful (Grade 9)	621	4,003	2,542	1,153	—	49	8,368
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$103,428	$164,879	$15,717	$26,522	$1,179	$2,343	$314,068

(16)

Loan Portfolio Quality Indicators

At December 31, 2011

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$82,701	$156,783	$12,204	$28,513	$740	$2,860	$283,801
Watch (Grade 6)	7,257	1,100	2,210	1,200	—	—	11,767
Special Mention (Grade 7)	5,037	90	135	318	—	—	5,580
Substandard (Grade 8)	5,131	1,940	—	286	—	—	7,357
Doubtful (Grade 9)	—	4,507	3,431	644	—	—	8,582
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$100,126	$164,420	$17,980	$30,961	$740	$2,860	$317,087

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Aging Analysis

At September 30, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$270	$—	$443	$713	$102,715	$103,428	$—
Residential	3,415	458	3,008	6,881	157,998	164,879	233
Construction	2,120	—	284	2,404	13,313	15,717	—
Commercial loans and leases	281	—	780	1,061	25,461	26,522	—
Municipal loans	—	—	—	—	1,179	1,179	—
Consumer loans	33	3	—	36	2,307	2,343	—

Total	$6,119	$461	$4,515	$11,095	$302,973	$314,068	$233

(A)	Includes $3,602,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,120,000 are construction loans, $1,195,000 are residential real estate loans, $280,000 are commercial loans, $7,000 are commercial real estate loans and $8,000 are consumer loans.

(17)

Loan Portfolio Aging Analysis

At December 31, 2011

	30-59 Days Past Due (A)	60-89 Days Past Due (B)	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$—	$—	$100,126	$100,126	$—
Residential	1,204	417	4,398	6,019	158,401	164,420	243
Construction	4,908	—	1,126	6,034	11,946	17,980	—
Commercial loans and leases	434	554	219	1,207	29,754	30,961	—
Municipal loans	—	—	—	—	740	740	—
Consumer loans	8	2	9	19	2,841	2,860	9

Total	$6,554	$973	$5,752	$13,279	$303,808	$317,087	$252

(A)	Includes $3,049,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,306,000 are construction loans, $425,000 are commercial loans, and $318,000 are residential real estate loans.
(B)	Includes a $27,000 residential real estate loan 68 days delinquent that is classified as non-accrual.

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

The following table presents impaired loans as of September 30, 2012 (dollars in thousands):

Impaired Loans

At September 30, 2012

				Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—	—	—
Residential	—	—	N/A	—	—	—	—
Construction	—	—	N/A	—	—	—	—
Commercial loans and leases	—	—	N/A	—	—	—	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	—	—	N/A	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$5,819	$5,819	$426	$5,864	$51	$5,497	$121
Residential	6,675	6,932	462	6,627	19	6,340	59
Construction	4,887	5,142	334	4,838	33	4,220	40
Commercial loans and leases	1,242	1,273	453	1,335	3	1,121	11
Municipal loans	0	0	0	0	0	0	0
Consumer loans	49	49	15	54	0	48	0

Total	$18,672	$19,215	$1,690	$18,718	$106	$17,226	$231

All Impaired Loans	$18,672	$19,215	$1,690	$18,718	$106	$17,226	$231

(18)

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods (not just impaired loans at September 30, 2012), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three and nine months ended September 30, 2012.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

The following table presents impaired loan activity as of September 30, 2011 (dollars in thousands):

Impaired Loans

At September 30, 2011

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	—	—
Residential	—	—	—	—
Construction	—	—	—	—
Commercial loans and leases	—	—	—	—
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$4,800	$93	$5,462	$280
Residential	5,922	20	6,099	80
Construction	3,320	25	4,057	54
Commercial loans and leases	973	2	965	11
Municipal loans	—	—	—	—
Consumer loans	48	—	52	—

Total	$15,063	$140	$16,635	$425

All Impaired Loans	$15,063	$140	$16,635	$425

(19)

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods (not just impaired loans at September 30, 2011), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and nine months ended September 30, 2011.

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

(20)

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

The following table presents the Company’s non-accrual loans at September 30, 2012 and December 31, 2011 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At September 30, 2012	At December 31, 2011
Real estate loans:
Commercial	$713	$—
Residential	4,139	4,500
Construction	2,404	3,432
Commercial loans and leases	1,061	644
Municipal loans	—	—
Consumer loans	7	—

Total	$8,324	$8,576

Total non-accrual loans at September 30, 2012 and December 31, 2011 included $2,473,000 and $1,706,000 of TDRs, respectively.

Troubled Debt Restructurings: Our loan and lease portfolio includes certain loans that have been modified as a TDR, where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six consecutive months.

When we modify loans and leases as a TDR, we evaluate any possible impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan or lease agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded balance of the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or charge-off to the allowance. In periods subsequent to modification, we evaluate all TDRs, including those that have payment defaults, for possible impairment and recognize impairment through the allowance.

(21)

Loans classified as a TDR during the three and nine-month periods ended September 30, 2012, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	1	$31	$31	2	$172	$172
Residential	1	79	79	5	1,712	1,712
Construction	—	—	—	1	1,940	1,940
Commercial loans and leases	1	58	58	2	268	268
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	3	9	9

Total	3	$168	$168	13	$4,101	$4,101

TDRs that had payment defaults during the three and nine-month periods ended September 30, 2012, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	$—	—	$—
Residential	—	—	—	—
Construction	—	—	—	—
Commercial loans and leases	—	—	2	123
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	—	$—	2	$123

(22)

Loans classified as a TDR during the three and nine month periods ended September 30, 2011, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

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

(23)

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

•

ASU No. 2011-11—Balance Sheet (Topic 210). In December 2011, FASB issued ASU 2011-11. The objective of this Update is to provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at September 30, 2012 and December 31, 2011 was $2,020,000 and $1,949,000, respectively. The expense for the plan was $56,000 and $49,000 for the three-month periods ended September 30, 2012 and September 30, 2011, respectively. The expense for the plan was $168,000 and $148,000 for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

(24)

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

Level 2 securities include U.S. Government agency and U.S. Government-sponsored enterprise pass-through mortgage-backed securities and collateralized mortgage obligations. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs, and the values are reviewed by the Bank’s management. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features. The Company has reviewed the methodologies used by the third party and has determined that the securities are properly classified as Level 2.

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

(25)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$37,476	$—	$37,476	$—
Ginnie Mae collateralized mortgage obligations	2,590		2,590
Municipal securities	2,350	—	—	2,350
Mutual fund	1,850	1,850	—	—

	$44,266	$1,850	$40,066	$2,350

At December 31, 2011:
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$—	$39,714	$—
Municipal securities	2,351	—	—	2,351
Mutual fund	1,782	1,782	—	—

	$43,847	$1,782	$39,714	$2,351

Transfers between Levels

Transfers between levels did not occur during the three months and nine months ended September 30, 2012.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balance for the three months and nine months ended September 30, 2012 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Beginning balance	$2,362	$—	$2,351	$—
Total realized and unrealized gains and losses
Included in net income	—	—	—	—
Included in other comprehensive income	(12)	78	(1)	78
Purchases, issuances and settlements	—	2,321	—	2,321
Transfers in or out of Level 3	—	—	—	—

Ending balance	$2,350	$2,399	$2,350	$2,399

(26)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2012 and December 31, 2011. The totals represent only those impaired loans and other real estate owned as of that date that experienced a change in fair value since the beginning of the year (dollars in thousands):

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012:
Impaired loans	$15,824	$—	$—	$15,824
Other real estate owned	233	—	—	233
At December 31, 2011:
Impaired loans	$10,442	$—	$—	$10,442
Other real estate owned	2,486	—	—	2,486

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range (Weighted Average)
Municipal securities	$2,350	Discounted cash flow model	Unrated security yield adjustment Liquidity yield adjustment Extension risk yield adjustment	2.0% 2.0% 1.0%
Impaired loans	15,824	Third party valuations	Discount to reflect realizable value	0.1% - 46.5% (8.7%)
Other real estate owned	233	Third party valuations	Discount to reflect realizable value	9.1% -9.1% (9.1%)

(27)

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2012
Assets
Cash and cash equivalents	$24,722	$24,722	$—	$—
Interest-bearing time deposits	5,704	5,704
Investment securities available for sale	44,266	1,850	40,066	2,350
Loans held for sale	197	—	197	—
Loans	308,928	—	307,513	15,417
Stock in FHLB	4,472	—	4,472	—
Mortgage servicing rights	542	—	—	542
Interest and dividends receivable	774	—	774	—
Liabilities
Deposits	357,922	215,596	144,597	—
Borrowings	45,810	—	38,164	4,488
Drafts payable	1,506	—	1,506	—
Interest and dividends payable	475	—	475	—

(28)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Stock in FHLB: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

Interest-bearing time deposits: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

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

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of September 30, 2012, there were three outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $21.1 million that the Company had collateralized with residential mortgage loans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in

(29)

conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information.

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through eleven branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, Carmel, Fishers, Westfield and New Palestine, Indiana. On October 13, 2012, the Bank closed the banking center at its McCordsville location. The facility continues to house lending personnel who were moved to that location at the end of the first quarter of 2012.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds along with borrowed funds primarily in mortgage loans on single-

(30)

family residences, multi-family loans, construction loans, commercial real estate loans, commercial and industrial loans and leases, and, to a lesser extent, consumer loans and loans to municipalities. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms ranging from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is FHLB advances. Through our subsidiaries, we engage in insurance and investment and brokerage activities.

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

Executive Overview of the Third Quarter of 2012

The Company recorded net income of $465,000, or $0.16 per share, for the three-month period ended September 30, 2012, its thirteenth consecutive profitable quarter.

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share.

•

All three of the Bank’s capital ratios at September 30, 2012 were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the third quarter of 2012 decreased by $22,000, or 0.6%, from the same quarter in 2011, notwithstanding a 2.6% increase in average interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.59% on a fully tax-equivalent basis for the third quarter of 2012 represented a decrease of ten basis points from the second quarter of 2012, and was ten basis points lower than the same period in 2011. The decrease was due primarily to market conditions that continue to put pressure on the average yield from interest-earning assets.

•

The Bank recorded a $255,000 provision for loan losses in the third quarter of 2012, which was equal to the provision for the third quarter of 2011, and $125,000 less than the $380,000 provision recorded for the second quarter of 2012.

•

Other income of $1.3 million for the third quarter of 2012 represented a $17,000 increase from the same quarter of 2011, and included a $481,000 decrease in the net loss from sales and write-downs of other real estate owned, partially offset by a $206,000 reduction in realized gains on available-for-sale investment securities and a $218,000 decrease in income on other real estate owned.

•

Net losses in other real estate owned in the third quarter of 2012 totaled $6,000, compared with $487,000 in the same quarter a year earlier that included a $277,000 write-down of an uncompleted apartment project and a $167,000 write-down of a strip commercial center.

•	There were no sales of available-for-sale securities in the third quarter of 2012.

•	Other real estate owned income decreased to $72,000 from $290,000 for the third quarter of 2011 that included $222,000 of gross operating revenue from a golf course that was sold in December of 2011.

•

Other expense for the third quarter of 2012 of $3.9 million was $313,000, or 7.4%, lower than the same quarter in 2011, primarily as a result of a $120,000 decrease in salaries and employee benefits that

(31)

included a $104,000 reduction in medical insurance expense, which is based on the Company’s claims experience, and a $276,000 reduction in other real estate owned expense due mostly to the sale of the golf course and a $61,000 refund of real estate taxes paid on the golf course in the prior year.

•

The Company had income before income taxes of $617,000 for the third quarter of 2012, but recorded income tax expense of only $152,000, which was due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the third quarter of 2012, total assets decreased by $2.1 million, or 0.5%, to $447.8 million from $449.9 million at June 30, 2012:

•

Investments in interest-bearing demand deposits decreased $13.0 million from $31.4 million at June 30, 2012 to $18.4 million at September 30, 2012, of which $18.2 million was invested at the Federal Reserve Bank of Chicago and $243,000 at the Federal Home Loan Bank of Indianapolis.

•

At September 30, 2012, the Bank held $5.7 million in FDIC insured bank certificates of deposit, all of which were added during the third quarter, which had a weighted-average rate of 0.76% and a weighted-average remaining life of about 1.6 years.

•

A $762,000 increase in the investment securities available-for-sale portfolio during the third quarter of 2012 to $44.3 million resulted from a $2.6 million Ginnie Mae CMO purchase, coupled with a $383,000 increase in unrealized gains, exceeding principal payments on mortgage-backed securities of $2.1 million.

•

Net loans receivable of $308.9 million at September 30, 2012 represented an increase of $5.2 million, or 1.7%, for the third quarter of 2012, which resulted primarily from $3.4 million growth in commercial real estate loans and $2.9 million growth in the commercial loan and lease portfolio, partially offset by a $1.1 million decline in residential real estate loans.

•	Total non-performing loans of $8.6 million, or 2.7% of total net loans at September 30, 2012, represented a decrease of $33,000 from June 30, 2012.

•	The allowance for loan losses of $4.2 million at September 30, 2012 was 1.35% of total loans and 49.5% of non-performing loans, compared to 1.33% and 47.8%, respectively, at June 30, 2012.

•

Other real estate owned of $7.9 million at September 30, 2012 represented a $603,000 decrease from June 30, 2012 that resulted from the sale of eight properties with a total book value of $844,000, including an uncompleted apartment project with a book value of $500,000, offset by the addition of five properties totaling $241,000.

•

During the third quarter of 2012, total deposits decreased by $3.2 million, or 0.9%, to $357.9 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. This strategy resulted in a $4.1 million increase in checking, money market and savings balances, and a $7.3 million decrease in certificates of deposit during the quarter ended September 30, 2012.

•

During September of 2012, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.42% and maturity date of June 24, 2015, using the proceeds from a new $10.0 million FHLB borrowing with an interest rate of 0.96% and maturity date of September 20, 2017. The related prepayment penalty of $775,000 is being amortized over the life of the replacement borrowing.

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

(32)

•	Receive prior written consent from the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends;

•	Strive to reduce total holdings of bank-owned life insurance; and

•	Furnish quarterly progress reports regarding the Bank’s compliance with all provisions of the resolution.

The Bank is currently in compliance with the provisions of the resolution.

Strategic Issues

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into Indianapolis, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, half of our banking centers are located in Indianapolis. These banking centers are focused on generating commercial lending and relationship business, where significant opportunities exist to win market share from smaller institutions lacking capital strength and resources, and large institutions that have concentrated on large business customers.

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in Indianapolis, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold primarily due to the economic environment. On October 13, 2012, the Bank closed the McCordsville Banking Center. The opening of the Fishers Banking Center in 2008, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a new convenient location. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery continued to move slowly through the third quarter of 2012. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Earnings pressure is expected to continue as the uncertain economy continues to cause stress on credit quality. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in a significant reduction in its cost of deposits. The Bank’s pricing strategies, combined with the low interest rate environment, has positively impacted interest rate spread and net interest income. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

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

(33)

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

(34)

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2012 and December 31, 2011, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at September 30, 2012.

FINANCIAL CONDITION

Total assets of $447.8 million at September 30, 2012 represented an increase of $18.0 million, or 4.2%, from the December 31, 2011 total of $429.8 million, and was due primarily to an increase in cash and cash equivalents resulting mostly from the Bank’s growth in deposit accounts.

Cash and cash equivalents increased $15.0 million to $24.7 million at September 30, 2012 from the December 31, 2011 total of $9.7 million. Included in the total at September 30, 2012 was $18.2 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

At September 30, 2012, the Bank held $5.7 million in FDIC insured bank certificates of deposit, all of which were added during the third quarter, which had a weighted-average rate of 0.76% and a weighted-average remaining life of approximately 1.6 years.

Investment securities available-for-sale increased by $419,000 to $44.3 million at September 30, 2012 from $43.8 million at December 31, 2011. This increase resulted primarily from $10.0 million in purchases of mortgage-backed securities and a $742,000 increase in unrealized gains mostly offset by $4.9 million in sales and $5.4 million of principal repayments on mortgage-backed securities. All mortgage-backed securities in the portfolio, which totaled $40.1 million at September 30, 2012, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

Net loans receivable decreased by $3.6 million, or 1.1%, to $308.9 million at September 30, 2012 from $312.5 million at December 31, 2011, due mostly to a $4.4 million decrease in the commercial loan and lease portfolio to $26.5 million that resulted primarily from the payoff of several large loans during the first half of the year. During the third quarter, the Bank experienced a $5.2 million increase in loans receivable, which resulted primarily from $3.4 million growth in commercial real estate loans and $2.9 million growth in the commercial loan and lease portfolio, partially offset by a $1.1 million decline in residential real estate loans. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

(35)

Premises and equipment of $14.5 million at September 30, 2012 represented a $114,000 decrease from $14.7 million at December 31, 2011. The net decrease was a result of $708,000 of depreciation and $43,000 in dispositions for the nine months ended September 30, 2012 exceeding capital expenditures of $637,000 for the period.

Goodwill was $656,000 at September 30, 2012, unchanged from December 31, 2011. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment as of September 30, 2012.

We have investments in life insurance on employees and directors with a balance or cash surrender value of $26.8 million and $26.2 million at September 30, 2012 and December 31, 2011, respectively. The non-taxable increase in cash surrender value of this life insurance was $577,000 for the first nine months of 2012, compared to $632,000 for the same period a year earlier.

Other real estate owned of $7.9 million at September 30, 2012 represented a $320,000 increase over the total of $7.5 million at December 31, 2011. Twenty-three additions to other real estate owned totaling $1.7 million and the sale of fourteen properties with an aggregate book value of $1.1 million occurred during the nine-month period ended September 30, 2012. The additions included twelve single-family properties, a multi-family property, eight residential building lots and two parcels of undeveloped land. The sales resulted in a net gain of $45,000, and consisted of eight single-family properties, four residential building lots, a four unit commercial property and an uncompleted apartment project. Write-downs of other real estate owned during the nine-month period ended September 30, 2012 totaled $222,000, with $130,000 related to the uncompleted apartment project. Each of the write-downs was due to further deterioration of the property’s market value evidenced by updated appraisals or valuations received during the period.

Other assets of $9.7 million at September 30, 2012 represented a $241,000 decrease from December 31, 2011, that resulted primarily from a $421,000 reduction in prepaid FDIC insurance premiums, a $178,000 reduction in the deferred tax asset, and a $160,000 decrease in accrued interest and dividends receivable, partially offset by a $421,000 increase in prepaid expense related primarily to a prepayment penalty on a FHLB borrowing that is being amortized over the life of the replacement FHLB borrowing.

Total deposits of $357.9 million at September 30, 2012 represented an increase of $20.7 million, or 6.1%, from $337.2 million at December 31, 2011, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships. During the first nine months of 2012, checking, money market and savings balances increased $28.7 million, while certificate of deposit balances decreased $8.0 million. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Borrowings declined by $4.0 million during the first nine months of 2012 to $45.8 million, as the Bank repaid a Federal Home Loan Bank note that had been on the books for the first week of fiscal 2012 to meet a short-term funding need. Additionally, in September, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.42% and maturity date of June 24, 2015, using the proceeds from a $10.0 million FHLB borrowing with an interest rate of 0.96% and maturity date of September 20, 2017. This restructuring strategy allowed the Bank to extend the debt during a low interest rate environment, and reduce the amount of interest expense that will be recorded during the period from the restructuring date to the original maturity date of the replaced borrowing. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.5 million at September 30, 2012 decreased $1.0 million from $2.5 million at December 31, 2011. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $36.2 million at September 30, 2012 represented a $1.7 million increase over the total of $34.5 million at December 31, 2011. The increase resulted from net income of $1.3 million and a $510,000 increase in unrealized gains net of income tax related to the Bank’s available-for-sale investment securities portfolio, reduced by $89,000 in dividends declared during the nine-month period. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

(36)

RESULTS OF OPERATIONS

Third Quarter of 2012 compared to the Third Quarter of 2011

The Company recorded net income of $465,000, or $0.16 per diluted share, for the third quarter of 2012, compared to net income of $298,000, or $0.10 per diluted share, for the third quarter of 2011.

Credit costs associated with a high level of non-performing assets that resulted from an extended period of weak economic conditions continued to adversely affect earnings during the third quarter of 2012, but to a lesser degree than they did in the same quarter of 2011. The earnings growth for the third quarter of 2012 compared to the same quarter a year earlier was related primarily to a $481,000 reduction in the net loss from sales and write-downs of other real estate owned coupled with a $58,000 increase in other real estate income net of expense, partially offset by $206,000 in net realized gains from sales of available-for-sale investment securities in the third quarter of 2011 compared with none in the third quarter of 2012.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.5 million for the third quarter of 2012 represented a decrease of $22,000, or 0.6%, compared to the same period of 2011, notwithstanding that average interest-earning assets totaled $385.7 million, a 2.6% increase over the same period of 2011. Net interest margin on a fully tax-equivalent basis for the third quarter of 2012 of 3.59% was ten basis points lower than the year earlier period. The Bank was able to stabilize net interest income as it benefited from the growth in interest-earning assets, coupled with certain market conditions that allowed it to decrease its cost of funds, primarily through the re-pricing of deposit accounts in a relatively stable low interest rate environment, while market conditions also contributed to a decrease in average yield on interest-earning assets.

Tax-exempt interest was $37,000 for the third quarter of 2012 compared to $28,000 for the same period of 2011, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $16,000 and $12,000 for the third quarter of 2012 and 2011, respectively.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended September 30,
	2012	2011
Balance at beginning of quarter	$4,103	$4,119
Provision for loan losses	255	255
Charge-offs	(133)	(151)
Recoveries	11	6

Net charge-offs	(122)	(145)

Balance at end of period	$4,236	$4,229

Allowance to total loans	1.35%	1.39%

Allowance to non-performing loans	49.50%	46.70%

We recorded a provision for loan losses of $255,000 for the second quarter of both 2012 and 2011, which is reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans. Total charge-offs of $133,000 for the third quarter of 2012 included loans with specific reserves totaling $129,000 at June 30, 2012.

(37)

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands) September 30,
	2012	2011
Loans accounted for on a non-accrual basis	$8,324	$8,619
Accruing loans contractually past due 90 days or more	233	436

Total of non-accrual and 90 days or more past due loans (1)	$8,557	$9,055

Percentage of total net loans	2.77%	3.02%

Other non-performing assets (2)	$7,866	$8,758
Total non-performing assets	$16,423	$17,813

Percentage of total assets	3.67%	4.13%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,473	$1,353
Total troubled debt restructurings	$11,757	$8,696

(1)	Total non-accrual loans and accruing loans 90 days or more past due at September 30, 2012 included $2.5 million of troubled debt restructurings, which consisted of a $1.1 million residential construction loan, six residential non- construction loans totaling $1.0 million, four commercial loans totaling $362,000, and three consumer loans totaling $7,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.2 million at September 30, 2012 was $7,000 higher than a year earlier, and the allowance for loan losses to non-performing loans ratio increased from 46.70% at September 30, 2011 to 49.50% at September 30, 2012 due primarily to a lower total of non-performing loans. Non-performing loans of $8.6 million at September 30, 2012 represented a $498,000 decrease from the total of $9.1 million at September 30, 2011, and a $33,000 decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at September 30, 2012 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

Total charge-offs of $133,000 for the third quarter of 2012 included $47,000 related to two residential properties acquired through foreclosure during the quarter, and a $65,000 full charge-off of a commercial loan.

At September 30, 2012, the Bank had $11.8 million in loans categorized as troubled debt restructurings, with fourteen loans for $2.5 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $11.8 million included a $4.4 million loan on a hotel in northern Indiana, two other commercial real estate loans totaling $40,000, a $1.1 million loan on a residential condominium project, twenty-one single-family residential property loans totaling $2.7 million, a land development loan for $1.9 million, three other land loans totaling $1.2 million, four commercial loans totaling $362,000, and three consumer loans totaling $7,000.

Other Income

The Company recorded other income of $1.3 million for the third quarter of 2012, an increase of $17,000 from the total for the same period a year earlier that resulted primarily from the net of the following changes:

•

A $481,000 reduction in the net loss from sales and write-downs of other real estate owned to $6,000 for the third quarter of 2012 from a net loss of $487,000 for the third quarter of 2011 that included a $277,000 write-down of an uncompleted apartment project and a $167,000 write-down of a strip commercial center;

•	No sales of available-for-sale investment securities in the second quarter of 2012, compared to sales in the year earlier quarter with net realized gains of $206,000; and

•

A $218,000 decrease in other real estate owned income to $72,000 from $290,000 for the third quarter of 2011 that included $222,000 of gross operating revenue from a golf course that was sold in the fourth quarter of 2011.

(38)

Other Expense

Total other expense of $3.9 million for the third quarter of 2012 was $313,000, or 7.4%, lower than the third quarter of 2011, with the following major differences:

•	A $120,000 decrease in salaries and employee benefits resulting primarily from a $104,000 reduction in the cost of medical insurance expense, which is based on the Company’s claims experience; and

•

A $276,000 decrease in other real estate owned expense that resulted primarily from the December 2011 sale of a golf course, and a $61,000 refund in the third quarter of 2012 of real estate taxes paid on the golf course, which was sold in the prior year.

Income Tax Expense

The Company had income before income taxes of $617,000, but recorded an income tax expense of only $152,000 for the third quarter of 2012 due to a significant amount of tax-exempt income, primarily from bank-owned life insurance. For the same quarter of 2011, the Company had income before income taxes of $312,000 and recorded an income tax expense of only $14,000 that also resulted primarily from tax-exempt BOLI income.

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

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011

The Company recorded net income of $1.3 million, or $0.42 per diluted share, for the first nine months of 2012, an increase of $574,000 from net income of $689,000, or $0.23 per diluted share, for the first nine months of 2011.

The primary factor in the earnings improvement was a decrease in other expense of $970,000, or 7.5%, compared to the first nine months of 2011 that resulted mostly from a $359,000 reduction in salaries and employee benefits, and a $612,000 reduction in other real estate owned expense.

Net Interest Income

Net interest income on a fully tax-equivalent basis increased $27,000, or 0.3%, to $10.6 million for the first nine months of 2012 compared with $10.5 million for the same period of 2011, primarily as a result of a $5.9 million, or 1.6%, increase in the Bank’s average interest-earning assets to $383.8 million for the nine months of 2012. The Company’s net interest margin on a fully tax-equivalent basis decreased 5 basis points to 3.68% for the first nine months of 2012 from 3.73% for the first nine months of 2011.

(39)

Tax-exempt interest was $111,000 for the first nine months of 2012 compared to $125,000 for the same period of 2011. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $47,000 and $56,000 for the first nine months of 2012 and 2011, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$4,132	$4,212
Provision for loan losses	890	870
Charge-offs	(822)	(896)
Recoveries	36	43

Net charge-offs	(786)	(853)

Balance at end of period	$4,236	$4,229

We had a provision for loan losses of $890,000 for the first nine months of 2012, compared to $870,000 for the same period in 2011. The 2012 provision represents a $20,000, or 2.3%, increase from the nine-month period a year earlier. The similar provision is reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans and charge-offs. The allowance to total loans percentage was 1.35% at September 30, 2012 and 1.30% at December 31, 2011, compared with 1.39% at September 30, 2011 and 1.33% at December 31, 2010.

Other Income

Although the increase of $11,000, or 0.3%, in other income to $4.0 million for the nine months of 2012 compared to the same period of 2011 was not material, it resulted primarily from the net of the following major differences:

•

A $965,000 decrease in the net loss from sales and write-downs of other real estate owned to $177,000 for the nine months of 2012, compared to $1.1 million for the same period a year earlier that included a $678,000 write-down of a strip commercial center and a $277,000 write-down of an uncompleted apartment project. The total for the first nine months of 2012 included a $130,000 write-down of the uncompleted apartment project that was sold during the third quarter of 2012;

•

A $617,000 decrease in net gains on sales of available-for-sale securities from $706,000 for the first nine months of 2011 from nineteen sales totaling $38.8 million, to $89,000 in net gains for the nine months of 2012 from two sales totaling $4.9 million;

•	A $436,000 decrease in rental income from OREO, that resulted primarily from the sale of an apartment complex in June 2011 and the sale of a golf course in December 2011;

•

A $158,000 increase in gains on sales of loans and servicing rights to $339,000 for the nine months of 2012 from $181,000 for the same period a year earlier, that resulted from increased residential mortgage lending sales activity; and

•

A $141,000, or 8.9%, increase to $1.7 million in fees and service charges on deposit accounts that was due primarily to a 10.8% increase in the number of checking accounts since the end of the third quarter of 2011 that resulted from the Bank’s continuing focus on growing core deposit relationships.

(40)

Other Expense

The Company recorded a $970,000, or 7.5%, decrease in total other expense to $12.0 million for the first nine months of 2012, compared to $12.9 million for the first nine months of 2011, due primarily to the following major differences:

•

A $359,000 decrease in salaries and employee benefits resulting from the elimination of positions primarily through attrition, and a $233,000 reduction in the cost of medical insurance expense, partially offset by a $59,000 increase in funding costs for the frozen multi-employer defined benefit retirement plan; and

•

A $612,000 decrease in other real estate owned expense that resulted primarily from the sale of an apartment complex in late June 2011 and the sale of a golf course in December 2011, and lower real estate expense than the year earlier nine-month period. During the nine months ended September 30, 2011, the Bank paid and expensed $130,000 in real estate taxes at the time of acquisition of the golf course and residential real estate project, while during 2012 the Bank received a $61,000 refund of the taxes paid in the prior year on this property.

Income Tax Expense

The Company had income before income taxes of $1.6 million for the first nine months of 2012, but recorded income tax expense of only $356,000, a result of tax-exempt income. The Company had income before income taxes of $621,000 for the same period of 2011, but recorded a $68,000 income tax benefit that was also a result of tax-exempt income. For both nine month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

At September 30, 2012, we had $23.5 million in loan commitments outstanding and $50.4 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of September 30, 2012 totaled $76.6 million, or 21.4% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2013. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at September 30, 2012 and at December 31, 2011.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first nine months of 2012, net loans receivable decreased by $3.6 million, or 1.1%.

(41)

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $20.7 million, or 6.1%, and total FHLB advances were reduced by $4.0 million, or 12.5%, during the first nine months of 2012.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2012 and December 31, 2011, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2012 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$44,233	14.30%	$24,751	8.00%	$30,939	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$40,305	13.03%	$12,376	4.00%	$18,563	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$40,305	9.14%	$13,223	3.00%	$22,039	5.00%

December 31, 2011
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$42,874	13.58%	$25,258	8.00%	$31,573	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$38,883	12.32%	$12,629	4.00%	$18,944	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$38,883	9.23%	$12,633	3.00%	$21,055	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$44,480	14.24%	$24,996	8.00%	$31,245	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$40,552	12.98%	$12,498	4.00%	$18,747	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$40,552	9.19%	$13,233	3.00%	$22,054	5.00%

(42)

December 31, 2011
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$43,229	13.56%	$25,495	8.00%	$31,868	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$39,238	12.31%	$12,747	4.00%	$19,121	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$39,238	9.31%	$12,642	3.00%	$21,069	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

(43)

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2012, and at September 30, 2012 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101 *	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

*	Furnished, not filed.

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 8, 2012	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer (Duly Authorized Representative)

DATE: November 8, 2012	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)