Form 10-K
period 2012-12-31
AMERIANA BANCORP
filed 2013-03-26
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2012 was approximately $15.2 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 26, 2013, the registrant had 2,988,952 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

i

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, including real estate values, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under Part I — Item 1A — “Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$101,106	31.77%	$100,126	31.58%	$94,595	29.79%	$104,231	31.92%	$98,173	30.13%
Residential	167,998	52.78	164,420	51.86	169,274	53.30	163,179	49.96	160,553	49.27
Construction	14,886	4.68	17,980	5.67	24,705	7.77	28,799	8.82	39,281	12.05
Commercial loans and leases	30,934	9.72	30,961	9.76	22,360	7.04	23,580	7.22	21,215	6.51
Municipal loans	1,187	0.37	740	0.23	2,718	0.86	2,781	0.85	2,218	0.68
Consumer loans	2,176	0.68	2,860	0.90	3,943	1.24	4,003	1.23	4,424	1.36

Total	$318,287	100.00%	$317,087	100.00%	317,595	100.00%	326,573	100.00%	325,864	100.00%

Less:
Undisbursed loan proceeds	214		12		443		1,005		386
Deferred loan fees (expenses), net	629		434		225		19		(48)
Allowance for loan losses	4,239		4,132		4,212		4,005		2,991

Subtotal	5,082		4,578		4,880		5,029		3,329

Total	$313,205		$312,509		$312,715		$321,544		$322,535

The following table shows, at December 31, 2012, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2013	2014 – 2017	2018 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$12,825	$10,303	$245,976	$269,104
Construction	4,889	148	9,849	14,886
Other	5,420	15,276	13,601	34,297

Total	$23,134	$25,727	$269,426	$318,287

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2012, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$186,457	$69,758	$256,215
Construction	5,137	4,979	10,116
Other loans	21,266	7,556	28,822

Total	$212,860	$82,293	$295,153

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period. The Bank normally sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio. The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to ten years, and then convert to an adjustable-rate thereafter. The residential mortgage loans originated and retained by the Bank in 2012 were composed primarily of fixed-rate loans and, to a lesser extent, hybrid loans that have a fixed-rate for five or seven years and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are typically made as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. One-to four-family residential construction loans were $3.1 million, or 20.6% of the construction loan portfolio, at December 31, 2012 compared to $2.2 million, or 12.2%, at December 31, 2011. Additionally, at December 31, 2012, the Bank held loans on $1.2 million of residential land and building lots, which represented 8.0% of the construction loan portfolio, compared to $2.2 million, or 12.2%, at December 31, 2011.

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

In 2012, the Bank originated $58.1 million in non-construction residential real estate loans. The total included $8.3 million in adjustable-rate residential first mortgage loans, including hybrids, $46.6 million of fixed-rate first mortgage loans, $2.9 million of home equity credit lines and $254,000 of closed end second mortgage loans. Fixed-rate residential mortgage loans sold into the secondary market in 2012 and 2011 were $20.8 million and $8.6 million, respectively. Gains on residential loan sales, including imputed gains on servicing rights and loan origination fees net of direct origination costs, were $672,000 in 2012 compared with $225,000 in 2011.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner-occupied and nonowner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. At December 31, 2012, the Bank’s individual commercial real estate loan balances ranged from $2,000 to $5.0 million. The Bank’s commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, nonowner-occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $10.6 million, or 71.4% of the construction loan portfolio, at December 31, 2012 compared to $13.6 million, or 75.9%, at December 31, 2011. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

The Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers evidence of the availability of permanent financing or a takeout commitment to the borrower; the reputation of the borrower and his or her financial condition; the amount of the borrower’s equity in the project; independent appraisal and review of cost estimates; pre-construction sale and leasing information; cash flow projections of the borrower; and the number of other active construction projects a borrower has ongoing.

At December 31, 2012, the largest commercial real estate lending relationship was secured by commercial office space, with an original commitment of $5.8 million, a current commitment of $5.0 million and an outstanding balance of $5.0 million. This credit was performing according to its original terms at December 31, 2012.

Municipal Lending. At December 31, 2012, the Bank’s loan portfolio included three municipal loans with approved credit limits totaling $1.5 million and outstanding balances totaling $1.2 million.

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

At December 31, 2012, the largest commercial relationship included eight credits with a total commitment of $7.0 million and outstanding balances totaling $5.4 million that were secured by business assets of the borrower. One of the credits with a $5.0 million commitment and outstanding balance of $4.2 million was approved under the Small Business Administration (“SBA”) 7(a) CAPLine program and carries a 75% SBA guarantee. All of the individual credits were performing according to their original terms at December 31, 2012.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, banking center staff, and commissioned loan agents. In 2012, the Bank acquired one loan, a real estate loan on a commercial warehouse. The principal balance of $1.3 million was acquired at a discount of $123,000, and the $106,000 unamortized portion of the discount was taken into income with the early payoff of the loan in November 2012. At December 31, 2012, balances outstanding for all loan participations or whole loan purchases totaled $17.1 million. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors, and sold $20.8 million of loans in 2012. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2012, the Bank was servicing $87.8 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2012, net of a $576,000 valuation allowance, was $12,000.

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

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

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

For additional information, see Note 4 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

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

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real Estate:
Residential	$3,903	$4,500	$6,258	$3,810	$2,960
Commercial	354	—	—	841	1,766
Construction	2,375	3,432	4,184	4,219	1,454
Commercial and leases	967	644	731	—	—
Consumer	4	—	14	12	38

Total	7,603	8,576	11,187	8,882	6,218

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	—	243	60	170	—
Consumer	1	9	—	1	1

Total	1	252	60	171	1

Total of nonaccrual and 90 days or more past due loans (1)	$7,604	$8,828	$11,247	$9,053	$6,219

Percentage of total loans	2.39%	2.79%	3.54%	2.78%	1.91%

Other nonperforming assets (2)	$6,326	$7,571	$9,082	$5,517	$4,169

Total nonperforming assets	$13,930	$16,399	$20,329	$14,570	$10,388

Percentage of total assets	3.13%	3.82%	4.73%	3.30%	2.24%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,750	$1,783	$2,245	$—	$—

Total troubled debt restructurings	$12,171	$9,016	$8,393	$268	$—

(1)	Total nonaccrual loans and 90 days or more past due loans at December 31, 2012 included $2.8 million of troubled debt restructurings, which consisted of a $1.1 million residential construction loan, a $1.0 million loan on developed commercial land, three residential non-construction loans totaling $336,000, four commercial loans totaling $345,000 and two consumer loans totaling $4,000.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Although the Company’s nonperforming loans decreased by $1.2 million in 2012 from $8.8 million at December 31, 2011 to $7.6 million at December 31, 2012, the total still represents an elevated level as a result of continued weakness in the economy. Nonaccrual construction loans decreased by approximately $1.1 million for the year to $2.4 million at December 31, 2012, and was primarily due to foreclosure action taken by the Bank on two loans to one borrower totaling $1.1 million on residential building lots and commercial land. We have analyzed our collateral position on these nonperforming loans using current appraisals and valuations, and have established reserves accordingly. Nonperforming loans decreased by $2.4 million in 2011. The total represented an elevated level as a result of the weak economy during this period.

Troubled debt restructurings (“TDRs”) increased from $9.0 million at December 31, 2011 to $12.2 million at December 31, 2012. This increase was primarily a result of continuing weak economic conditions and the Bank’s proactive efforts in instituting workout programs that maintain the borrower’s ability to generate cash flows sufficient to pay on a modified basis, and also project the ability to ultimately repay the entire debt under an improved business environment. The total of $12.2 million at December 31, 2012, included $4.3 million related to a hotel in northern Indiana, twenty-three loans on single-family residential properties totaling $3.9 million, two loans totaling $2.5 million for developed commercial land, a $1.1 million construction loan on a residential condominium project, four commercial loans totaling $345,000, a commercial real estate loan for $29,000, and two consumer loans totaling $4,000. The total of $9.0 million at December 31, 2011 included a $4.5 million loan on a hotel in northern Indiana, a $1.1 million construction loan on a residential condominium project, twenty-three single-family home loans totaling $2.6 million, two commercial real estate loans totaling $628,000, and a commercial loan for $225,000. As of December 31, 2012, the Bank had classified $2.8 million of the TDRs as doubtful, including the $1.1 million construction loan on a residential condominium project, one $1.0 million loan for developed commercial land, the four commercial loans totaling $345,000, three single-family property loans totaling $336,000, and the two consumer loans totaling $4,000. Five single-family properties totaling $1.0 million were classified as pass, and the other TDRs totaling $8.4 million were classified as substandard.

Interest income that would have been recorded for 2012 had nonaccruing loans been current in accordance with their original terms and had been outstanding throughout the period was $760,000. The amount of interest related to nonaccrual loans included in interest income for 2012 was $96,000, all of which was paid by borrowers when the loans were not in a nonaccrual status.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2012, the Bank’s allowance for loan losses amounted to $4.2 million. Management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2012.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. Regulators, in reviewing the Bank’s loan portfolio, may require the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$4,132	$4,212	$4,005	$2,991	$2,677

Charge-offs:
Real estate loans:
Commercial	53	11	238	127	—
Residential	456	605	737	200	413
Construction	196	536	525	637	—
Commercial loans	324	301	398	212	503
Consumer loans	69	107	72	54	135

Total charge-offs	1,098	1,560	1,970	1,230	1,051

Recoveries:
Real estate loans:
Residential	21	76	16	1	9
Commercial	—	1	—	—	75
Construction	8	1	206	1	—
Commercial loans and leases	4	2	4	47	—
Consumer loans	27	15	18	15	31

Total recoveries	60	95	244	64	115

Net charge-offs	(1,038)	(1,465)	(1,726)	(1,166)	(936)

Provision for loan losses	1,145	1,385	1,933	2,180	1,250

Balance at end of period	$4,239	$4,132	$4,212	$4,005	$2,991

Ratio of net charge-offs to average loan outstanding during the period	0.33%	0.47%	0.54%	0.35%	0.30%

Allowance for loan losses to loans	1.33%	1.30%	1.33%	1.23%	0.92%

The Company had a provision for loan losses of $1.1 million for 2012 compared to a provision of $1.4 million in 2011, primarily due to lower net charge-offs and nonperforming loans. The 2012 provision and the reduced level of charge-offs resulted in a three basis point increase in the allowance as a percentage of total loans to 1.33% at December 31, 2012. Both the 2012 and the 2011 provisions were primarily due to a continuing elevated level of charge-offs and non-performing loans.

Charge-offs totaled $1.1 million for 2012, and included partial charge-offs of $186,000 to two loans to one borrower totaling $1.1 million on residential building lots and commercial land, a total of $456,000 to twenty-one residential real estate loans, and a total of $324,000 to eight commercial loans. These charge-offs resulted primarily from the recent economic downturn, and were based on new appraisals or new valuations. Total charge-offs were $1.6 million for 2011, and included partial charge-offs of the following credits: $501,000 related to an Indianapolis area golf course that was sold in December 2011 with a $121,000 gain recognized, $300,000 related to a commercial loan secured by oil and gas rights, and $145,000 related to a single family home located in the Indianapolis area. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans — Credit Quality.”

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

	At December 31,
	2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$789	31.77%	$736	31.58%	$639	29.79%
Residential	1,504	52.78	1,605	51.86	1,584	53.30
Construction	785	4.68	940	5.67	1,254	7.77
Commercial loans and leases	1,080	9.72	788	9.76	657	7.04
Municipal loans	—	0.37	—	0.23	—	0.86
Consumer loans	81	0.68	63	0.90	78	1.24

Total allowance for loan losses	$4,239	100.00%	$4,132	100.00%	$4,212	100.00%

	At December 31,
	2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$661	31.92%	$760	30.13%
Residential	1,262	49.96	521	49.27
Construction	1,269	8.82	686	12.05
Commercial loans and leases	686	7.22	729	6.51
Municipal loans	—	0.85	—	0.68
Consumer loans	127	1.23	295	1.36

Total allowance for loan losses	$4,005	100.00%	$2,991	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 7.2% of the Bank’s total interest income (and dividends) for 2012. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the FHLB of Indianapolis and the Federal Reserve Bank of Chicago). As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis. The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2012.

The following table sets forth the amortized cost and fair value of the Bank’s investments in federal agency obligations, mortgage-backed securities, mutual funds, and municipal securities at the dates indicated. The municipal securities were reclassified from available for sale to held to maturity on December 31, 2012. All of the other investments were available for sale:

	At December 31,
	2012		2011
	(In thousands)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,977	$34,893	$39,280	$39,714
Ginnie Mae collateralized mortgage obligations	2,562	2,554	—	—
Mutual funds	1,744	1,849	1,689	1,782
Municipal securities	—	—	2,322	2,351

	38,283	39,296	43,291	43,847

Held to maturity:
Municipal securities (1)	2,349	2,349	—	—

Total investment	$40,632	$41,645	$43,291	$43,847

(1)	On December 31, 2012, the Company transferred its municipal securities portfolio from available for sale to held to maturity. As a result of this transfer, a new cost basis was established for the portfolio equal to the fair value on the date of transfer.

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2012:

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Municipal securities (1)	—	—	$166	7.95%	$425	7.95%	$1,758	7.95%	$2,349	7.95%
Mutual funds (2)	$1,849	2.00%	—	—	—	—	—	—	$1,849	2.00%

(1)	Presented on a tax-equivalent basis using a tax rate of 34%.
(2)	Mutual funds have no stated maturity date.

The Bank’s mortgage-backed securities, Ginnie Mae and GSE pass-throughs, and Ginnie Mae collateralized mortgage obligations, include both fixed and adjustable-rate securities. At December 31, 2012, these securities consisted of the following:

	Carrying	Average
	Amount	Yield
	(Dollars in thousands)
Adjustable-rate:
Repricing in one year or less	$2,027	2.14%
Repricing in more than one year	—	—

Fixed-rate :
Maturing in five years or less (1)	28,950	2.05
Maturing in five to ten years (1)	6,470	2.40
Maturing in more than ten years (1)	—	—

Total	$37,447	2.11%

(1)	Maturities for all securities are based on average life.

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

As of December 31, 2012, approximately 61.2%, or $218.2 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market. The Bank held no brokered certificates at December 31, 2012 and 2011.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated, with fixed-rate certificates categorized by original term to maturity:

	Balance at		Balance at		Increase (Decrease)
	December 31,		December 31,		from Prior
	2012		2011		Year
	(Dollars in thousands)

Noninterest-bearing deposits	$53,024	14.87%	$40,197	11.92%	$12,827	31.91%
Interest-bearing checking	104,563	29.31	88,632	26.28	15,931	17.97
Money market deposits	31,576	8.85	29,084	8.62	2,492	8.57
Savings deposits	29,057	8.15	29,043	8.61	14	0.05
Certificate accounts:
Certificates of $100,000 and more	39,373	11.04	42,610	12.63	(3,237)	(7.60)
Fixed-rate certificates:
12 months or less	21,202	5.94	18,534	5.50	2,668	14.40
13-24 months	32,421	9.09	45,642	13.54	(13,221)	(28.97)
25-36 months	8,610	2.41	7,208	2.14	1,402	19.45
37 months or greater	36,325	10.18	35,759	10.60	566	1.58
Variable-rate certificates:
18 months	552	0.16	541	0.16	11	2.03

Total	$356,703	100.00%	$337,250	100.00%	$19,453	5.77%

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

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2012, 2011 and 2010 are calculated from actual daily balances.

	For the Years Ended December 31,
	2012		2011		2010
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)

Interest-bearing checking	$98,553	0.20%	$81,602	0.36%	$73,598	0.47%
Money market deposits	30,510	0.21	28,449	0.38	25,698	0.48
Savings deposits	29,609	0.05	29,705	0.09	26,810	0.10
Time deposits	147,914	1.39	168,164	1.66	173,889	2.12

Total interest-bearing deposits	306,586	0.76	307,920	1.05	299,995	1.40
Noninterest-bearing demand and Savings deposits	48,134		39,217		32,892

Total deposits	$354,720		$347,137		$332,887

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated:

	At December 31,
	2012	2011	2010
	(In thousands)

Less than 2.00%	$108,965	$107,972	$113,193
2.00% – 3.99%	27,860	36,860	51,774
4.00% – 5.99%	1,658	5,462	7,839
6.00% – 7.99%	—	—	4

	$138,483	$150,294	$172,810

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2012:

	Amount Due
	Less Than			More Than
	One Year	1-2 Years	2-3 Years	3 Years	Total
	(In thousands)

Less than 1.00%	$61,391	$10,640	$5,143	$1,407	$78,581
1.00% – 1.99%	9,605	3,390	5,028	12,360	30,383
2.00% – 3.99%	3,073	12,297	6,517	5,973	27,860
4.00% – 5.99%	728	931	—	—	1,659

	$74,797	$27,258	$16,688	$19,740	$138,483

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2012:

Maturity Period	Certificates of $100,000 or more
(In thousands)

Three months or less	$5,016
Over three through six months	4,014
Over six through twelve months	10,596
Over twelve months	19,747

Total	$39,373

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2012, the Bank had $28.0 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings decreased $4.0 million in 2012, as the Bank repaid in early January a $4.0 million variable-rate note that was originated in late December of 2011. During the second half of 2012, the Bank prepaid two FHLB borrowings of $10.0 million each using proceeds from two new FHLB borrowings of $10.0 million each with lower interest rates and longer maturity dates. The prepayment penalties incurred on the two paid off borrowings which totaled $1.5 million are being amortized over the lives of the replacement borrowings. The purpose of this $20.0 million debt restructuring was to reduce the Bank’s current interest expense and to extend the maturity date of the debt using long-term low interest rates.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust. The Company purchased 100% of the common stock of Trust I for $310,000. Trust I issued $10.0 million in trust preferred securities and those proceeds, combined with the $310,000 in proceeds of the common stock, were used to purchase $10.3 million in subordinated debentures issued by the Company. The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I. The subordinated debentures had a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. Effective March 15, 2011, the fixed rate converted to a floating rate and the subordinated debentures now bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2012, the debentures had an interest rate of 1.81%.

The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

	At or for the Year
	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Amounts outstanding at end of period:
FHLB advances	$28,000	$32,000	$34,000
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Weighted average rate paid on:
FHLB advances at end of period (1)	2.83%	3.15%	3.70%
Subordinated debentures	1.81	2.05	4.26
Repurchase agreement	4.42	4.42	4.42
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$28,000	$34,000	$46,375
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate average amounts outstanding during period:
FHLB advances	$28,054	$28,897	$41,779
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate weighted average rate during the period paid on:
FHLB advances	3.45%	3.69%	3.85%
Subordinated debentures	1.99	2.35	4.32
Repurchase agreement	4.42	4.42	4.42

(1)	The actual weighted average rate at December 31, 2012 was 1.78%, but the effective rate was 2.83%. The effective rate incorporates the impact on interest expense from the amortization of two prepayment penalties totaling $1.5 million that resulted when two advances of $10.0 million each were replaced in 2012 with new borrowings that have lower rates and later maturity dates.

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $64,000, $72,000 and $100,000 for 2012, 2011 and 2010, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2012, 2011 and 2010 are calculated from actual daily balances.

	Years Ended December 31,
	2012			2011			2010
			Average			Average			Average
	Average	Interest/	Yield/	Average	Interest	Yield/	Average	Interest/	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)

Interest-earning assets:
Loan portfolio (1)	$313,057	$16,739	5.35%	$311,842	$17,421	5.59%	$317,226	$18,519	5.84%
Mortgage-backed securities	38,056	890	2.34	34,733	1,096	3.16	31,604	1,210	3.83
Other securities:
Taxable	2,020	61	3.02	1,963	70	3.57	1,907	70	3.67
Tax-exempt (2)	2,323	186	8.01	1,588	105	6.61	2,604	149	5.72
Short-term investments and other interest-earning assets (3)	27,764	220	0.79	24,416	174	0.71	18,910	137	0.72

Total interest-earning assets	383,220	18,096	4.72	374,542	18,866	5.04	372,251	20,085	5.40
Noninterest-earning assets	60,350			60,476			60,702

Total assets	$443,570			$435,018			$432,953

Interest-bearing liabilities:
Demand deposits and savings	$158,672	278	0.18	$139,756	427	0.31	$126,106	498	0.39
Certificate of deposits	147,914	2,057	1.39	168,164	2,798	1.66	173,889	3,687	2.12

Total interest-bearing deposits	306,586	2,335	0.76	307,920	3,225	1.05	299,995	4,185	1.40
Borrowings	45,864	1,510	3.29	46,712	1,645	3.52	59,589	2,389	4.01

Total interest-bearing liabilities	352,450	3,845	1.09	354,632	4,870	1.37	359,584	6,574	1.83

Noninterest-bearing liabilities	55,626			46,635			40,126

Total liabilities	408,076			401,267			399,710
Stockholders’ equity	35,494			33,751			33,243

Total liabilities and stockholders’ equity	$443,570			$435,018			$432,953

Net interest income		$14,251			$13,996			$13,511

Interest rate spread			3.63%			3.67%			3.57

Net tax-equivalent yield (4)			3.72%			3.74%			3.63

Ratio of average interest-earning assets to average interest-bearing liabilities			108.73%			105.61%			103.52

(1)	Interest and average yield presented on a tax-equivalent basis using a tax-effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty. Nonaccrual loans are included in average loans outstanding.
(2)	Interest and average yield presented on a tax-equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities and FHLB stock.
(4)	Net interest income is presented on a tax-equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has two wholly owned subsidiaries: AIA, which sells insurance products and AFS, which operates a brokerage facility. At December 31, 2012, the Bank’s investments in its subsidiaries were approximately $1.2 million, consisting of direct equity investments.

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

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation and Supervision of the Bank — Prompt Corrective Regulatory Action.” The Federal Reserve Board has long had a policy under which bank holding companies are required to serve as a source of strength for their depository subsidiaries by providing capital, liquidity and other resources in times of financial distress. The Dodd-Frank Act codified the source of strength doctrine and required the issuance of implementing regulations.

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

Capital Requirements. The Federal Reserve Board maintains guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain on a consolidated basis, specified minimum ratios of capital to total assets and capital to risk-weighted assets. These requirements, which generally apply to bank holding companies with consolidated assets of $500 million or more, are substantially similar to, but somewhat more generous than, those applicable to the Bank. See “ — Regulation and Supervision of the Bank — Capital Requirements.” The Dodd-Frank Act required the Federal Reserve Board to adopt consolidated capital requirements for holding companies that are equally as stringent as those applicable to the depository institution subsidiaries. That means that certain instruments that had previously been includable in Tier 1 capital for bank holding companies, such as trust preferred securities, will no longer be eligible for inclusion. The revised capital requirements are subject to certain grandfathering and transition rules.

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

At December 31, 2012, the Bank’s ratio of Tier 1 capital to average total assets was 9.31%, its ratio of Tier 1 capital to risk-weighted assets was 13.18% and its ratio of total risk-based capital to risk-weighted assets was 14.45%.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more).

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework was to occur on January 1, 2013. The Federal Reserve and other government agencies responsible for implementing the Basel III framework announced in November 2012 that the originally proposed timeframe for the implementation of the rules was not achievable. No new deadline has been proposed. On January 1, 2013, banking institutions were going to be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

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

Insurance of Deposit Accounts. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate ranges from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the Federal Deposit Insurance Corporation adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

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

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $79.5 million, plus 10% on the remainder. The first $12.4 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2012, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2012, the Bank held stock in the FHLB of Indianapolis in the amount of $4.5 million and was in compliance with the above requirement.

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

The Company’s state income tax returns have not been audited since 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2012	Principal Position

Jerome J. Gassen	62	President and Chief Executive Officer of the Bank and the Company

Timothy G. Clark	62	Executive Vice President and Chief Risk Officer of the Bank and the Company

John J. Letter	67	Senior Vice President, Treasurer and Chief Financial Officer of the Bank and the Company

Michael L. Wenstrup	55	Senior Vice President, Chief Credit Officer and Chief Lending Officer of the Bank

Deborah C. Robinson	46	Senior Vice President Retail Banking and Chief Marketing Officer of the Bank

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

Timothy G. Clark joined the Bank as Executive Vice President and Chief Operating Officer on September 2, 1997. He was appointed Executive Vice President and Chief Operating Officer of the Company on October 23, 2000. On July 30, 2012, Mr. Clark was appointed as the Chief Risk Officer of the Bank and the Company. He previously held the position of Regional Executive and Area President at National City Bank of Indiana in Seymour, Indiana for five years and before that held senior management positions with Central National Bank in Greencastle, Indiana for five years and Hancock Bank & Trust in Greenfield, Indiana for 13 years.

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

Michael L. Wenstrup was named Senior Vice President and Chief Credit Officer of the Bank effective March 1, 2010. Mr. Wenstrup assumed the additional responsibilities of Chief Lending Officer of the Bank effective August 1, 2011. Before joining Ameriana, Mr. Wenstrup was Executive Vice President — Chief Credit Officer and Director of Parkway Bank Arizona, Phoenix, Arizona from November 2005 to December 2008. Mr. Wenstrup was Executive Vice President of Parkway Bank and Trust, Harwood Heights, Illinois from June 1999 to November 2005 and served as Vice President — Portfolio Manager, Commercial Real Estate with LaSalle National Bank, Chicago, Illinois from January 1994 to June 1999.

Deborah C. Robinson joined Ameriana Bank as Senior Vice President, Retail Banking and Chief Marketing Officer on March 2008. Before joining the Bank, Ms. Robinson was Vice President of Marketing at Old National Bank, Indianapolis, Indiana, for the Central Indiana and Louisville markets from December 2003 until March 2008. Ms. Robinson also held the position of Vice President, Northeast Region, Muncie, Indiana, from

January 2001 until December 2003. Prior to Old National, she was the Assistant Vice President, Director of Marketing for American National Bank, Muncie, Indiana from September 1997 until January 2000, when American National was acquired by Old National Bank. Before her banking career, Ms. Robinson was the Marketing Coordinator at OLIVE LLP (now BKD, LLP), Indianapolis, Indiana from December 1993 until September 1997.

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

Our increased emphasis on commercial lending may expose us to increased lending risk. At December 31, 2012, our loan portfolio consisted of $101.1 million, or 31.8%, of commercial real estate loans, $14.9 million, or 4.7%, of construction loans (primarily commercial properties) and $30.9 million, or 9.7%, of commercial and industrial loans and leases. We intend to continue to maintain our emphasis on the origination of commercial loans. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Commercial and construction loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one to four-family residential mortgage loans, we may need to increase our allowance for loan losses to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our nonperforming assets remain elevated and we may be required to increase our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. For 2012, we recorded a provision for loan losses of $1.1 million. We also recorded net loan charge-offs of $1.0 million. The recent economic downturn has contributed to relatively high levels of loan delinquencies and other nonperforming assets as of December 31, 2012. Our nonperforming loans totaled $7.6 million, representing 2.4% of total loans, at December 31, 2012. In addition, loans that we have classified as special mention, substandard, doubtful or loss totaled $23.8 million, representing 7.5% of total loans, at December 31, 2012. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may be required to add further reserves to our allowance for loan losses or we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2012, our allowance for loan losses as a percentage of total loans was 1.33%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

The current economic conditions pose significant challenges and a return to recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating, the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

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

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, data processing expense, FDIC insurance premiums and assessments, and marketing, totaled $15.8 million for the year ended December 31, 2012 compared to $17.0 million for the year ended December 31, 2011. We continue our concerted effort to effectively manage our expenses, which was a key driver of our decision to close our McCordsville banking center. Our efficiency ratio totaled 81.4% for the year ended December 31, 2012 compared to 86.6% for the year ended December 31, 2011. Failure to control our expenses could hurt future profits.

Changes in interest rates could reduce our net interest income and earnings. Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates can also affect: (1) our ability to originate loans; (2) the value of our interest-earning assets; (3) our ability to obtain and retain deposits in competition with other investment alternatives; and (4) the ability of our borrowers to repay adjustable-rate loans.

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

Regulatory reform legislation may have a material impact on the value of our stock. In 2011, provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective and restructured the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

We may not be able to realize the full value of our deferred tax asset. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, coupled with unused tax credits and tax benefits from operating loss carryforwards. At December 31, 2012, our net deferred tax asset was $4.6 million. The net deferred tax asset was composed of approximately $3.2 million of tax benefit from both state and federal net operating loss carryforwards, approximately $870,000 of tax benefit from temporary differences between book and tax income and an unused federal tax credit of $1.5 million, reduced by a valuation allowance of $1.0 million.

We regularly review our deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences, as well as tax strategies available to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Realization of our deferred tax asset ultimately depends on the existence of sufficient future taxable income. We currently expect that it is more likely than not that our net deferred tax asset at December 31, 2012 will be fully realizable based on our expected future earnings. Realization of our deferred tax asset would significantly improve our earnings and capital through a related reversal of the current valuation allowance.

Any reduction in the corporate tax rate for federal or state income taxes would immediately result in partial impairment of the book value of the deferred tax asset, and require a write-down that would be charged against earnings in the year of the enactment of the related tax law.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Competition also makes it more difficult to grow loans and deposits. According to the FDIC, as of June 30, 2012, we held 30.6% of the deposits in Henry County, Indiana, which was the second largest market share of deposits out of the six financial institutions that held deposits in this county. We also held 10.6% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the 10 financial institutions that held deposits in this county. We also maintain offices in four other counties in which we held between 0.5% and 4.9% of the deposits in those counties as of June 30, 2012. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future. Our profitability depends upon our continued ability to compete successfully in our market area.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have a material adverse effect on us. Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2012 and certain other information relating to these properties at that date.

	Year	Total	Net	Owned/		Square
	Acquired	Investment	Book Value	Leased		Feet
		(Dollars in thousands)
Main Office: 2118 Bundy Avenue New Castle, Indiana	1958	$1,833	$285	Owned		20,500

Branch Offices: 1311 Broad Street New Castle, Indiana	1890	1,159	143	Owned		18,000

956 North Beechwood Street Middletown, Indiana	1971	334	5	Owned		5,500

22 North Jefferson Street Knightstown, Indiana	1979	633	331	Owned		3,400

1810 North State Street Greenfield, Indiana	1995	2,600	1,929	Owned		7,600

99 South Dan Jones Road Avon, Indiana	1995	1,762	1,200	Owned		12,600

1724 East 53rd Street Anderson, Indiana	1993	734	510	Owned		3,000

488 West Main Street Morristown, Indiana	1998	364	234	Owned		2,600

7435 West U.S. 52 New Palestine, Indiana	1999	944	618	Owned		3,300

11521 Olio Road Fishers, Indiana	2008	2,148	1,942	Owned		2,500

3975 West 106th Street Carmel, Indiana	2008	2,097	1,916	Owned		3,500

3333 East State Road 32 Westfield, Indiana	2008	619	538	Leased	(1)	5,000

Land Acquired for Future Branch Office: 2437 East Main Street Plainfield, Indiana	2008	1,402	1,402	Owned		—

Former Branch Office Used to House Lending Personnel: 6653 West Broadway McCordsville, Indiana	2004	1,140	964	Owned		3,400

Ameriana Insurance Agency, Inc.: 1908 Bundy Avenue New Castle, Indiana	1999	391	282	Owned		5,000

Total		$18,160	$12,299

(1)	The initial lease expires on May 31, 2029 and the Bank has options for four additional terms of five years each.

The total net book value of $12.3 million shown above for the Company’s office facilities is $2.2 million less than the total of $14.5 million shown for premises and equipment on the consolidated balance sheet. This difference represents the net book value as of December 31, 2012 for furniture, equipment and automobiles.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Market under the symbol “ASBI.” On March 5, 2013, there were 382 holders of record of the Company’s common stock. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 11 to the Consolidated Financial Statements included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2012			2011
Quarter Ended:	High	Low	Dividends Declared	High	Low	Dividends Declared

March 31	$5.10	$3.90	$0.01	$5.75	$3.92	$0.01
June 30	6.50	4.82	0.01	5.01	3.67	0.01
September 30	6.79	5.19	0.01	5.25	3.66	0.01
December 31	8.25	6.00	0.01	4.19	3.33	0.01

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2012 and at December 31, 2012 we had no publicly announced repurchase plans or programs.

Item 6. Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2012	2011	2010	2009	2008
Cash	$6,589	$6,204	$3,673	$6,283	$3,810
Investment securities	41,645	43,847	38,608	35,841	75,371
Loans, net of allowances for loan losses	313,205	312,509	312,715	321,544	322,535
Interest-bearing deposits and stock in Federal Home Loan Bank	24,440	7,977	13,175	18,934	10,268
Other assets	59,884	59,254	61,486	58,961	51,518

Total assets	$445,763	$429,791	$429,657	$441,563	$463,502

Deposits noninterest-bearing	$53,024	$40,197	$34,769	$29,531	$22,070
Deposits interest-bearing	303,679	297,053	303,209	308,850	302,336
Borrowings	45,810	49,810	51,810	64,185	97,735
Other liabilities	6,704	8,226	6,618	6,422	7,585

Total liabilities	409,217	395,286	396,406	408,988	429,726
Stockholders’ equity	36,546	34,505	33,251	32,575	33,776

Total liabilities and stockholders’ equity	$445,763	$429,791	$429,657	$441,563	$463,502

	Year Ended December 31,
Summary of Earnings	2012	2011	2010	2009	2008
Interest income	$18,032	$18,794	$19,985	$22,341	$23,581
Interest expense	3,845	4,870	6,574	9,652	11,788

Net interest income	14,187	13,924	13,411	12,689	11,793
Provision for loan losses	1,145	1,385	1,933	2,180	1,250
Other income	5,181	5,628	5,650	5,536	3,801
Other expense	15,827	17,004	16,817	17,119	14,384

Income (loss) before taxes	2,396	1,163	311	(1,074)	(40)
Income tax (benefit)	556	21	(242)	(810)	(781)

Net income (loss)	$1,840	$1,142	$553	$(264)	$741

Basic earnings (loss) per share	$0.62	$0.38	$0.19	$(0.09)	$0.25
Diluted earnings (loss) per share	$0.62	$0.38	$0.19	$(0.09)	$0.25

Dividends declared per share	$0.04	$0.04	$0.04	$0.10	$0.16

Book value per share	$12.23	$11.54	$11.12	$10.90	$11.30

	Year Ended December 31,
Other Selected Data	2012	2011	2010	2009	2008
Return (loss) on average assets	0.41%	0.26%	0.13%	(0.06)%	0.16%
Return (loss) on average equity	5.18	3.38	1.66	(0.79)	2.23
Ratio of average equity to average assets	8.00	7.76	7.68	7.05	7.40
Dividend payout ratio (1)	6.50	10.47	21.70	NM	64.56

(1)	Dividends per share declared divided by net income per share.

NM = not meaningful.

Quarterly Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total interest income	$4,559	$4,555	$4,408	$4,510
Total interest expense	1,042	1,013	947	843
Net interest income	3,517	3,542	3,461	3,667
Provision for loan losses	255	380	255	255
Net income	345	453	465	577
Securities gains – net	89	—	—	—

Basic earnings per share	0.12	0.15	0.16	0.19

Diluted earnings per share	0.12	0.15	0.16	0.19

Dividends declared per share	0.01	0.01	0.01	0.01

Stock price range
High	$5.10	$6.50	$6.79	$8.25
Low	$3.90	$4.82	$5.19	$6.00

2011
Total interest income	$4,766	$4,823	$4,673	$4,532
Total interest expense	1,337	1,255	1,187	1,091
Net interest income	3,429	3,568	3,486	3,441
Provision for loan losses	360	255	255	515
Net income	121	270	298	453
Securities gains – net	52	448	206	213

Basic earnings per share	0.04	0.09	0.10	0.15

Diluted earnings per share	0.04	0.09	0.10	0.15

Dividends declared per share	0.01	0.01	0.01	0.01

Stock price range
High	$5.75	$5.01	$5.25	$4.19
Low	$3.92	$3.67	$3.66	$3.33

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Who We Are

Ameriana Bancorp (the “Company”) is an Indiana chartered bank holding company organized in 1987 by Ameriana Bank (the “Bank”). The Company is subject to regulation and supervision by the Federal Reserve Bank. The Bank began banking operations in 1890. In June 2002, the Bank converted to an Indiana savings bank and adopted the name, Ameriana Bank and Trust, SB. In July 2006, the Bank closed its Trust Department and adopted the name “Americana Bank, SB.” On June 1, 2009, the Bank converted to an Indiana commercial bank and adopted its present name, “Americana Bank.” The Bank is subject to regulation and supervision by the FDIC (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). Our deposits are insured to applicable limits by the Deposit Insurance Fund administered by the FDIC. References in this Annual Report on Form 10-K to “we,” “us,” and “our” refer to Ameriana Bancorp and/or the Bank, as appropriate.

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana, through eleven branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, Fishers, Carmel, Westfield and New Palestine, Indiana. On October 13, 2012, the Bank closed the banking center at its McCordsville location. The facility continues to house lending personnel who were moved to that location at the end of the first quarter of 2012.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. On July 1, 2009, AIA purchased the book of business of Chapin-Hayworth Insurance Agency Inc. located in New Castle, Indiana, and on July 27, 2011 purchased the insurance book of business of Koontz Insurance & Financial Services also located in New Castle, Indiana. AFS had offered insurance products through its ownership of an interest in Family Financial Life Insurance Company (“Family Financial”), New Orleans, Louisiana, which offers a full line of credit-related insurance products. On May 22, 2009, the Company announced that AFS had liquidated its 16.67% interest in Family Financial, and recorded a pre-tax gain of $192,000 from the transaction. AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public. A third Bank subsidiary, Ameriana Investment Management, Inc. (“AIMI”), had managed part of the Company’s investment portfolio. Following a cost/benefit analysis, AIMI was liquidated effective December 31, 2009, and the portfolio under management was transferred to the Bank. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

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

Financial Challenges and Expansion

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into Indianapolis, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, half of the banking centers are located in Indianapolis. These banking centers are focused on generating new deposit and lending and relationships, where significant opportunities exist to win market share from smaller institutions lacking the depth of financial products and services, and large institutions that have concentrated on large business customers.

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in Indianapolis, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold primarily due to the economic environment.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery moved slowly through 2012. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Executive Overview of 2012

The Company recorded net income of $1.8 million, or $0.62 per share, for 2012, compared to net income of $1.1 million, or $0.38 per share, for 2011. The results for 2012 reflected an improvement in net interest income and mortgage banking revenue, and major reductions in non-interest expense and credit costs related primarily to the recent economic downturn, offset by a significantly lower total for realized gains on securities sales than the prior year. Following is additional summary information for the year:

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share, or $0.04 per share for the year.

•	The Company’s tangible common equity ratio at December 31, 2012 was 7.92%.

•

At December 31, 2012 the Bank’s tier 1 leverage ratio was 9.31%, the tier 1 risk-based capital ratio was 13.18%, and the total risk-based capital ratio was 14.45%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards established by the Board resolution addressed below.

•

A $255,000, or 1.8%, increase for 2012 in net interest income on a fully tax-equivalent basis was achieved with a higher growth rate of 2.5% in average earnings assets, as the net interest margin of 3.71% represented a two basis point decline from 2011. The net interest margin decline resulted from a reduction in interest rate spread due primarily to market conditions.

•

The Bank recorded a $1.1 million provision for loan losses in 2012 compared to a $1.4 million provision in 2011 due to an elevated, but reduced level of charge-offs and non-performing loans that resulted from weak economic conditions.

•	Total nonperforming loans of $7.6 million, or 2.39% of total loans at December 31, 2012, represented a $1.2 million decrease from $8.8 million, or 2.79% of total loans at December 31, 2011.

•	The allowance for loan losses was $4.2 million, or 1.33% of total loans at December 31, 2012, compared with $4.1 million, or 1.30% of total loans at December 31, 2011.

•	Other income of $5.2 million for 2012 was $447,000, or 7.9%, lower than the total for the prior year, due primarily to an $830,000 decrease in gains from sales of available-for-sale securities and a $496,000 decrease in other real estate owned income, which was offset partly by a $447,000 increase in gains on sales of mortgage loans and a $506,000 decrease in the net loss from sales and write-downs of other real estate owned.

•	The Bank elected to sell fewer available-for-sale securities in 2012, with gains of $89,000 compared to gains of $919,000 for 2011.

•

Income from other real estate owned of $275,000 for 2012 was $496,000 less than the 2011 total of $771,000, due primarily to the sales of an Indianapolis area golf course and an apartment complex in Anderson, Indiana in 2011.

•	Due mostly to heavy refinance activity in the fourth quarter of 2012, gains on sales of mortgage loans of $672,000 for 2012 represented a $447,000 increase over the total of $225,000 for 2011.

•

The net loss from sales and write-downs of other real estate owned of $521,000 for 2012 was $506,000 less than the total of $1.0 million for 2011 that included an $845,000 write-down of a strip commercial center.

•

Fees and service charges on deposits accounts of $2.3 million for 2012 represented a 7.8% improvement over 2011, that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposits.

•

Other expense for 2012 of $15.8 million was $1.2 million, or 6.9%, lower than 2011, due primarily to a $632,000 reduction in salaries and employee benefits, and a $567,000 decrease in other real estate owned expense.

•

Total salaries and employee benefits of $8.7 million for 2012 represented a reduction from 2011 of $632,000, or 6.7%, due in part to the elimination of positions primarily through attrition, a $380,000 decrease in the cost of medical insurance due to favorable claims experience, and a $101,000 decrease in funding costs for the frozen multi-employer defined benefit retirement plan.

•

Other real estate owned expense of $440,000 for 2012 was $567,000 lower than the total of $1.0 million for 2011 primarily as a result of an Indianapolis area golf course and an apartment complex in Anderson, Indiana that were sold in 2011.

•

The Company had income before income taxes of $2.4 million for 2012, but recorded income tax expense of $556,000, an effective rate of only 23.2% that was due primarily to a significant amount of tax-exempt bank-owned life insurance.

The Company’s total assets of $445.8 million at December 31, 2012 were up $16.0 million, or 3.7%, from $429.8 million at December 31, 2011:

•

Net loans receivable were $313.2 million at December 31, 2012, a $696,000 increase from $312.5 million at December 31, 2011. The minimal growth was due primarily to limited demand for commercial loan products resulting from the continuing weak economic conditions in the markets the Bank serves, and the Bank’s decision to sell $20.8 million of single-family loans originated in 2012 into the secondary market.

•

There was minimal change in the composition of the loan portfolio in 2012, that included modest increases of $3.6 million in residential mortgage loans, $980,000 in commercial real estate loans, and $447,000 in municipal loans, offset in part by a $3.1 million decrease in construction loans and a $684,000 decrease in consumer loans.

•

Reflective of the low interest rate environment coupled with competitive pricing pressures, the 5.35% average yield on the loan portfolio for 2012 represented a 24 basis point decrease from 5.59% for 2011.

•	The Bank experienced a decline of $2.2 million in the investment securities portfolio during 2012 to $41.6 million.

•

Due primarily to growth from deposits exceeding loan portfolio growth in 2012, the Bank had a $10.8 million increase in interest-bearing demand deposits, and also added $5.7 million in interest-bearing time deposits.

•

Other real estate owned of $6.3 million at December 31, 2012 represented a decrease of $1.2 million from December 31, 2011, with the addition of twenty-four properties totaling $1.7 million, the sale of twenty-three properties with a total book value of $2.4 million, and $501,000 in write-downs during the year.

•

Total deposits of $356.7 million at December 31, 2012 represented an increase of $19.5 million, or 5.8%, for the year, and the Bank also experienced a significant change in the mix of deposits from the prior year end. Non-maturity deposits increased $31.3 million, or 16.7%, to $218.2 million, while certificates of deposit declined $11.8 million, or 7.9%, to $138.5 million.

•	The Bank achieved a 28 basis point reduction in the weighted average cost of total deposits to 0.51% at December 31, 2012 from 0.79% at the end of 2011.

•	Total borrowings were reduced by $4.0 million in 2012 to $45.8 million, or 12.8% of total deposits, and $20.0 million of Federal Home Loan Bank (“FHLB”) advances were replaced during the year.

•

Two FHLB advances of $10.0 million each with interest rates of 3.42% and 3.40% were prepaid with the proceeds of two new FHLB advances with interest rates of 0.96% and 0.92%, respectively, and maturity dates that were 27 months and 28 months, respectively, longer than the original borrowings. The prepayment penalties are being amortized over the lives of the replacement borrowings. This restructuring strategy allowed the Bank to extend the debt during a low interest rate environment, and reduce the interest expense that will be recorded during the period from the restructuring dates to the original maturity dates of the replaced borrowings.

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

With the Bank’s mantra of “Soundness. Profitability. Growth — in that order, no exceptions,” the priorities, culture and risk strategy of the Bank are focused on asset quality and credit risk management. Despite the current economic pressures, as well as the industry’s challenges related to compliance and regulatory requirements, tightened credit standards, and capital preservation, Management remains cautiously optimistic that business conditions will improve over the longer term and is steadfast in the belief that the Company is well positioned to grow and enhance shareholder value as this recovery occurs.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2012 and December 31, 2011, we determined that our existing valuation allowance was adequate, largely based on our projections of future taxable income and available tax planning strategies, which include the evaluation of a sale/leaseback of office properties, sales of banking centers not important to long-term growth objectives, and a reduction of our current investment in tax-exempt bank owned life insurance policies. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2012.

FINANCIAL CONDITION

Total assets increased by $16.0 million, or 3.7%, to $445.8 million at December 31, 2012 from $429.8 million at December 31, 2011. This change was due primarily to an increase in both cash and cash equivalents and interest-bearing time deposits, that resulted mostly from growth in deposit balances, as loan growth efforts were limited primarily by economic conditions that included continuing weak demand.

Cash and Cash Equivalents

Cash and cash equivalents increased $11.2 million to $20.9 million at December 31, 2012 from $9.7 million at December 31, 2011. Interest-bearing deposits increased $10.8 million to $14.3 million at December 31, 2012, with the totals for both yearend dates consisting almost totally of balances with the Federal Reserve Bank of Chicago.

Interest-Bearing Time Deposits

At December 31, 2012, the Bank held $5.7 million in FDIC-insured bank certificates of deposit, all of which were added during the third quarter of 2012, which had a weighted-average interest rate of 0.76% and a weighted-average remaining life of approximately 1.4 years.

Securities

Investment securities decreased $2.2 million, or 5.0% to $41.6 million at December 31, 2012 from $43.8 million at December 31, 2011. The decrease was due primarily to sales and principal payments on mortgage-backed pass-through securities and collateralized mortgage obligations exceeding purchases during 2012. Mortgage-backed pass-through securities purchases of $10.0 million, offset by principal repayments and sales, resulted in a decrease in the total fair value of Ginnie Mae and GSE mortgage-backed pass-through securities of $4.8 million to $34.9 million at December 31, 2012. The Bank purchased one $2.6 million Ginnie Mae collateralized mortgage obligation during 2012. The Bank’s holdings of municipal securities with a fair value of $2.3 million were reclassified from available for sale to held to maturity on December 31, 2012.

All mortgage-backed securities and collateralized mortgage obligations at December 31, 2012 are guaranteed by either Ginnie Mae, Fannie Mae or Freddie Mac. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings. There were no other than temporarily impaired investment securities as of December 31, 2012.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2012	2011	$ Change	% Change
December 31:

Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,893	$39,714	$(4,821)	(12.14)%
Ginnie Mae collateralized mortgage obligations	2,554	—	2,554	100.00
Municipal securities (1)	—	2,351	(2,351)	(100.00)
Mutual funds	1,849	1,782	67	3.76

	39,296	43,847	(4,551)	(10.38)
Held to maturity:
Municipal securities (1)	2,349	—	2,349	100.00

Totals	$41,645	$43,847	$(2,202)	(5.02)%

(1)	These securities were reclassified to held to maturity from available for sale on December 31, 2012.

The following table identifies the percentage composition of the investment securities:

	2012	2011	2010
December 31:

Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	83.8%	90.6%	76.3%
Ginnie Mae collateralized mortgage obligations	6.1	—	13.8
Municipal securities	—	5.3	5.6
Mutual funds	4.5	4.1	4.3

	94.4	100.0	100.0
Held to maturity:
Municipal securities	5.6	—	—

Totals	100.0%	100.0%	100.0%

See Note 3 to the Consolidated Financial Statement for more information on investment securities.

Loans

Net loans receivable totaled $313.2 million at December 31, 2012, an increase of $696,000 from $312.5 million at December 31, 2011. The limited portfolio growth was due primarily to the impact of the weak economy on loan demand, coupled with management’s decision to sell a significant portion of new single-family mortgage loans in the secondary market.

Residential real estate loans increased $3.6 million to $168.0 million at December 31, 2012, from $164.4 million at December 31, 2011. New production involved a mix of owner-occupied single-family and investment property loans, as well as a blend of products that included both fixed-rate and a small number of variable-rate pricing. During 2012, the Bank originated $58.1 million in non-construction residential real estate loans, including home equity loans, and sold $20.8 million into the secondary market.

Commercial real estate loans increased $980,000 to $101.1 million at December 31, 2012, from $100.1 million at December 31, 2011. Commercial loans and leases decreased $27,000 to $30.9 million at December 31, 2012 from $31.0 million at December 31, 2011. Non-construction commercial real estate loans totaling $20.1 million were added, including the purchase of a $1.2 million commercial warehouse loan, and $14.0 million in other commercial loans were added in 2012.

Construction loans decreased $3.1 million to $14.9 million during 2012, primarily as a result of a reduced emphasis on this product by the Bank that was due mostly to considerations related to the state of the economy. Construction loan originations in 2012 totaled $876,000, and all loans were for single-family residential properties.

On December 31, 2012, the Bank had $1.2 million in loans to local municipalities, compared to $740,000 at December 31, 2011. Municipal loans are usually added through a competitive bid process. In 2012, the Bank made a $450,000 loan to a municipality to facilitate the sale of other real estate owned property that consisted of an unfinished apartment project.

Consumer loans declined $684,000 to $2.2 million at December 31, 2012 from $2.9 million at December 31, 2011. This decrease reflected the impact of the economy on the Bank’s lending growth objectives. The Bank originated $863,000 of consumer loans in 2012.

New loan volume in 2012 totaled $94.4 million, including the purchase of one commercial real estate loan for $1.2 million, compared to $61.8 million in 2011, including loan purchases totaling $3.8 million. New residential loan originations, including $876,000 of construction loans, increased to $58.9 million in 2012 from $34.3 million in 2011. Commercial loan, commercial real estate, commercial construction and municipal loan additions in 2012 totaled $34.6 million, compared to $26.3 million in 2011. New consumer loans totaled $863,000 in 2012 compared to $1.2 million in 2011.

We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $87.8 million at December 31, 2012 compared to $95.7 million at December 31, 2011. The 2012 decrease occurred during a year of heavy refinance activity, and was due in part to the Bank’s decision to add to its portfolio of one-to four-family residential mortgage loans. Loans sold that we service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans decreased $1.2 million to $7.6 million at December 31, 2012 from $8.8 million at December 31, 2011. The decrease was primarily due to foreclosure action taken by the Bank on two loans to one borrower totaling $1.1 million secured by residential building lots and commercial land.

We recorded net charge-offs of $1.0 million in 2012, compared to net charge-offs of $1.5 million in 2011. Total charge-offs were $1.1 million and $1.6 million in 2012 and 2011, respectively. Total recoveries in 2012 were $60,000, while total recoveries were $95,000 in 2011.

The allowance for loan losses as a percent of loans was 1.33% at December 31, 2012 and 1.30% at December 31, 2011. As a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2012.

Premises and Equipment

Premises and equipment of $14.5 million at December 31, 2012 represented a $110,000 decrease from $14.6 million at December 31, 2011. The net decrease was a result of $952,000 of depreciation and $43,000 in disposals exceeding capital expenditures of $885,000 during the period.

Stock in Federal Home Loan Bank

Federal Home Loan Bank stock of $4.5 million at December 31, 2012 was unchanged from December 31, 2011.

Goodwill

Goodwill was $656,000 at December 31, 2012, unchanged from December 31, 2011. Goodwill of $457,000 relates to deposits associated with a banking center acquired on February 27, 1998, and $199,000 is the result of three separate acquisitions of insurance businesses. The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill, and a fair value of the three insurance agency books of business purchased that exceeds the associated goodwill.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $27.0 million and $26.2 million, respectively, at December 31, 2012 and 2011. The majority of these policies were purchased in 1999. Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program. The nontaxable increase in cash surrender value of life insurance was $762,000 in 2012, compared to $836,000 in 2011.

Other Real Estate Owned

Other real estate owned of $6.3 million at December 31, 2012 represented a decrease of $1.2 million from December 31, 2011. Twenty-four additions to other real estate owned totaling $1.7 million and sales of twenty-three properties with an aggregate book value of $2.4 million occurred during 2012. The additions included thirteen single-family properties, a multi-family property, eight residential building lots and two parcels of undeveloped land. The sales resulted in a net loss of $20,000, and consisted of eleven single-family properties, ten residential building lots, a four unit commercial property, and an uncompleted apartment project. Write-downs of other real estate owned during 2012 totaled $501,000, of which $141,000 related to a high-end single family property, and $130,000 to an uncompleted apartment project. All of the write-downs during 2012 were due to further deterioration of the property’s market value, evidenced by updated appraisals or valuations received during the period.

Other Assets

Other assets were $10.6 million at December 31, 2012, compared to $9.9 million at December 31, 2011. The increase of $651,000 resulted primarily from the addition of prepayment penalties that resulted when two Federal Home Loan Bank borrowings of $10.0 million each were replaced in 2012 with two new Federal Home Loan Bank borrowings of $10.0 million each that have lower rates and later maturity dates. The unamortized balances of the prepayment penalties totaled $1.5 million at December 31, 2012, and are being amortized over the lives of the replacement borrowings. During 2012, the Bank had a $561,000 reduction in prepaid FDIC insurance premiums.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
December 31,	2012	2011	$ Change	% Change
Noninterest-bearing deposits	$53,024	$40,197	$12,827	31.91%
Savings deposits	29,057	29,043	14	0.05
Interest-bearing checking	104,563	88,632	15,931	17.97
Money market deposits	31,576	29,084	2,492	8.57
Certificates $100,000 and more	39,373	42,610	(3,237)	(7.60)
Other certificates	99,110	107,684	(8,574)	(7.96)

Totals	$356,703	$337,250	$19,453	5.77%

Non-maturity deposits increased $31.3 million, or 16.7%, to $218.2 million at December 31, 2012 from $187.0 million at December 31, 2011. $28.8 million of the 2012 increase related to checking accounts, noninterest-bearing and interest-bearing, and included a $4.9 million increase in public funds checking balances. The growth in retail non-maturity deposits resulted primarily from the Bank’s increased focus on sales activities coupled with its banking center expansion strategy, and the reaction of individuals to market conditions related to the depressed economic environment.

Certificates of deposit decreased $11.8 million, due to certain customers transferring their funds to non-maturity products, coupled with a result of Bank strategies that were designed to not pursue the retention of the more rate sensitive non-core deposits.

Borrowings

Borrowings decreased $4.0 million to $45.8 million at December 31, 2012 from $49.8 million at December 31, 2011, as the Bank repaid a Federal Home Loan Bank note in early January 2012 that was originated in late December 2011. In September, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.42% and maturity date of June 24, 2015, using the proceeds from a $10.0 million FHLB borrowing with an interest rate of 0.96% and maturity date of September 20, 2017. In November, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.40% and maturity date of July 24, 2015, using the proceeds from a $10.0 million borrowing with an interest rate of 0.92% and maturity date of November 28, 2017. This restructuring strategy, which included two prepayment penalties totaling $1.5 million that will be amortized over the lives of the two new borrowings, allowed the Bank to extend the debt during a low interest rate environment, and reduce the amount of interest expense that will be recorded during the period from the restructuring dates to the original maturity dates of the replaced borrowings. At December 31, 2012, our borrowings consisted of FHLB advances totaling $28.0 million, one $7.5 million repurchase agreement, and subordinated debentures of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis. The tax-equivalent adjustment was $64,000, $72,000 and $100,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

	Year Ended December 31,
	2012	2011	2010
Weighted Average Yield:

Loans	5.35%	5.59%	5.84%
Mortgage-backed pass through and collateralized mortgage obligations	2.34	3.16	3.83
Securities – taxable	3.02	3.57	3.67
Securities – tax-exempt	8.01	6.61	5.72
Other interest-earning assets	0.79	0.71	0.72

All interest-earning assets	4.72	5.04	5.40

Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	0.18	0.31	0.39
Certificates of deposit	1.39	1.66	2.12
Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	3.29	3.52	4.01
All interest-bearing liabilities	1.09	1.37	1.83

Interest Rate Spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	3.63	3.67	3.57

Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.72	3.74	3.63

	At December 31,
	2012	2011	2010
Weighted Average Interest Rates:

Loans	5.07%	5.43%	5.75%
Mortgage-backed pass through and collateralized mortgage obligations	2.11	2.66	3.01
Other securities – taxable	2.00	2.61	3.05
Other securities – tax-exempt	7.95	7.95	5.94
Other earning assets	0.96	1.51	0.93
Total interest-earning assets	4.52	5.05	5.31
Demand deposits, money market deposit accounts, and savings	0.11	0.23	0.38
Certificates of deposit	1.19	1.55	1.77
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures (1)	2.86	3.11	3.92
Total interest-bearing liabilities	0.90	1.22	1.57
Interest rate spread	3.62	3.83	3.74

(1)	The actual weighted average rate at December 31, 2012 for Federal Home Loan Bank advances was 1.78%, but the effective rate was 2.83%, which was used in this calculation. The effective rate incorporates the impact on interest expense from the amortization of two prepayment penalties totaling $1.5 million that resulted when two advances of $10.0 million each were replaced in 2012 with new borrowings that have lower rates and later maturity dates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Nonaccrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans. The tax equivalent adjustment was $64,000, $72,000 and $100,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

	Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$65	$(747)	$(682)	$(316)	$(782)	$(1,098)
Mortgage-backed securities	78	(284)	(206)	119	(233)	(114)
Securities – taxable	2	(11)	(9)	2	(2)	—
Securities – tax-exempt	59	22	81	(58)	14	(44)
Other interest-earning assets	26	20	46	39	(2)	37

Total interest-earning assets	230	(1,000)	(770)	(214)	(1,005)	(1,219)

Interest expense:
Demand deposits and savings	34	(183)	(149)	53	(124)	(71)
Certificates of deposits	(337)	(404)	(741)	(121)	(768)	(889)
FHLB advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	(30)	(105)	(135)	(516)	(228)	(744)

Total interest-bearing liabilities	(333)	(692)	(1,025)	(584)	(1,120)	(1,704)

Change in net interest income	$563	$(308)	$255	$370	$115	$485

Drafts Payable

Drafts payable of $1.2 million at December 31, 2012 represented an decrease of $1.3 million from $2.5 million at December 31, 2011. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Other Liabilities

The total for other liabilities decreased $233,000 to $5.5 million at December 31, 2012, from $5.7 million at December 31, 2011, due primarily to a $474,000 decrease in the accrued liability for employee health insurance premiums, partly offset by a $224,000 increase in loan escrow balances.

Shareholders’ Equity

Total shareholders’ equity of $36.5 million at December 31, 2012 was $2.0 million higher than the total at December 31, 2011. This increase resulted primarily from $1.8 million in net income and a $319,000 increase in the accumulated other comprehensive income component of equity, partially offset by $119,000 in dividends to shareholders.

RESULTS OF OPERATIONS

2012 Compared to 2011

Net income

The Company recorded net income of $1.8 million for 2012, or $0.62 per diluted share, compared to net income of $1.1 million, or $0.38 per diluted share, for 2011. This increase of $698,000 resulted primarily from higher net interest income and reductions in the provisions for loan losses and non-interest expense, partially offset by lower total non-interest income. The most notable change in non-interest income was a decrease of $830,000 in gains on sales of securities to $89,000 for 2012. The following is a summary of changes in the components of net income for 2012 compared to 2011:

•

The Company produced a $263,000, or 1.9%, increase in net interest income, due to growth of 2.5% in average interest-earning assets. The lower growth rate for net interest income compared to the growth rate for average interest-earning assets is reflective of the effect of the net interest margin compression, resulting primarily from weak loan demand that impacted the industry in 2012.

•	A provision for loan losses of $1.1 million was recorded during 2012, compared to $1.4 million for the same period of 2011, a decrease of $240,000.

•	Other income for 2012 was $5.2 million, or a decrease of $447,000 from the total for 2011, and was due primarily to the $830,000 reduction in gains on sales of securities.

•	$15.8 million in other expense for 2012 represented a $1.2 million, or 6.9%, decrease from $17.0 million for 2011.

•

The income tax expense of $556,000 on $2.4 million of pre-tax income for 2012 represented a low effective federal tax rate that resulted primarily from approximately $914,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans. The income tax expense of $21,000 on $1.2 million of pre-tax income for 2011 resulted from approximately $998,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans.

For a quarterly breakdown of earnings, see “Quarterly Data” under “Item 6. Selected Financial Data.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax-equivalent basis for 2012 compared to 2011. The tax equivalent adjustment was $64,000 and $72,000 for the years ended December 31, 2012 and 2011, respectively, based on a tax rate of 34%.

	(Dollars in thousands)
Years ended December 31,	2012		2011
	Interest	Yield/Rate	Interest	Yield/Rate	Change

Interest and fees on loans	$16,739	5.35%	$17,421	5.59%	$(682)
Other interest income	1,357	1.93	1,445	2.30	(88)

Total interest income	18,096	4.72	18,866	5.04	(770)

Interest on deposits	2,335	0.76	3,225	1.05	(890)
Interest on borrowings	1,510	3.29	1,645	3.52	(135)

Total interest expense	3,845	1.09	4,870	1.37	(1,025)

Net interest income	$14,251		$13,996		$255

Net interest spread		3.63%		3.67%
Net interest margin		3.71%		3.73%

The 1.8% growth in net interest income on a tax-equivalent basis, as shown in the table above, was due to an increase in average interest-earning assets partially offset by a decrease in interest rate spread, due primarily to certain market conditions. Our interest-bearing liabilities have shorter overall maturities and reprice more frequently to market conditions than our interest-earning assets. For a discussion on interest rate risk see “— Interest Rate Risk.”

The Company’s net interest margin on a fully-tax equivalent basis decreased two basis points to 3.71% for 2012 from 3.73% for 2011.

Tax-exempt interest for 2012 was $151,000 compared to $162,000 for 2011. Tax-exempt interest is from qualifying municipal securities and municipal loans. Total interest income on a tax-equivalent basis of $18.1 million for 2012 represented a decrease of $770,000 compared to $18.9 million for 2011. This decrease resulted primarily from reduced yields on loans and investment securities that related primarily to the continuing low interest rate environment. Total interest expense for 2012 decreased $1.0 million compared to 2011, due mostly to the Bank taking advantage of market opportunities to reprice and sharply reduce its cost of interest-bearing deposits, and customer decisions to move some of their funds from certificates of deposit to other deposit products with the Bank. For further information, see “— Financial Condition — Rate/Volume Analysis.”

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

We had a provision for loan losses of $1.1 million for 2012 compared to a provision of $1.4 million for 2011. The decrease in the provision was due to a decrease in charge-offs and non-performing loans. The provisions for both 2012 and 2011 reflected elevated levels of nonperforming loans and charge-offs, and the continuing pressure of current economic conditions on credit quality. The allowance to total loans ratio was 1.33% at December 31, 2012, compared to 1.30% at December 31, 2011.

Other Income

The $447,000 decrease in total other income to $5.2 million in 2012 resulted primarily from the net of the following changes:

•

A $168,000, or 7.8%, increase in fees and service charges from deposit account relationships to $2.3 million that was due primarily to a 9.8% increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•

A $447,000 increase in gains on sales of loans and servicing rights to $672,000 for 2012 from $225,000 for 2011, that resulted primarily from an environment of low mortgage loan rates that resulted in a significant amount of refinance activity nationwide in 2012;

•

A $506,000 decrease in the net loss from sales and write-downs of other real estate owned to $521,000 for 2012 from $1.0 million for 2011. The net loss for 2012 included a write-down of $141,000 related to a high-end single family property, and a $130,000 write-down of an uncompleted apartment project located in Lafayette, Indiana. The net loss for 2011 included $845,000 in total write-downs of a strip commercial center and a $277,000 write-down of the same uncompleted apartment project, partly offset by a $121,000 gain from the sale of an Indianapolis area golf course and a $72,000 gain from the sale of an Anderson, Indiana, apartment complex;

•

An $830,000 decrease in net gains on sales of available-for-sale securities to $89,000 from $4.9 million in 2012 sales, compared to $919,000 in net gains for 2011 that resulted from $48.7 million in sales, as the Bank benefited in both years from falling mortgage loan rates that resulted in higher market values for its mortgage-backed securities; and

•

A $496,000 decrease in income from OREO to $275,000 for 2012 from $771,000 for 2011, as the total for 2011 included $293,000 in gross operating revenue for an Indianapolis area golf course and $207,000 in rental income from a multi-family apartment complex in Anderson, Indiana, with both properties being sold during 2011. Rental income for an Indianapolis area strip commercial center was $179,000 and $190,000 for 2012 and 2011, respectively, while the leasing of two high-end Indianapolis area single family homes provided rental income of $71,000 and $67,000 in 2012 and 2011, respectively.

Other Expense

The Company recorded a $1.2 million, or 6.9%, decrease in total other expense to $15.8 million for 2012, compared to $17.0 million for 2011, due primarily to the following major differences:

•

A $632,000, or 6.7%, reduction in salaries and employee benefits to $8.7 million for 2012 from $9.4 million for 2011, due in part to the elimination of positions primarily through attrition, a $380,000 decrease in the cost of medical insurance expense resulting primarily from favorable claims experience, and a $101,000 decrease in the funding costs for the frozen multi-employer defined benefit retirement plan;

•

The $62,000, or 3.8%, decrease in net occupancy expense to $1.6 million that was related primarily to office property leases, with a $15,000 increase in rental income from additional space in a banking center, and a $25,000 decrease in rental expense that was due to the relocation of lending personnel and vacating of office space leased by the Bank;

•

An $80,000, or 9.4%, decrease in furniture and equipment expense to $773,000 that resulted mostly from a $26,000 decline in depreciation, and a $38,000 reduction in personal property taxes related primarily to a project designed to reduce the tax basis, which resulted in refunds with the filing of amended returns;

•

FDIC insurance premiums for 2012 of $587,000 were $56,000, or 8.7% less than 2011, which resulted primarily from the new assessment methodology that became effective in the beginning of the second quarter of 2011, with the Bank’s first quarter 2011 premium exceeding the first quarter 2012 premium by $67,000; and

•

Other real estate owned expense of $440,000 for 2012 was $567,000 lower than the total of $1.0 million for 2011. Expense related to an Indianapolis area strip commercial center was $143,000 in 2012, compared to $212,000 in 2011, with rental income of $179,000 and $190,000 for 2012 and 2011, respectively. $519,000 of the total for 2011 represented operating expenses on an Indianapolis area golf course and an apartment complex in Anderson, Indiana, with both properties being sold in 2011. The two properties together provided $499,000 of rental income in 2011.

The decreases above were offset in part by:

•	An increase of $100,000 in loan expense to $240,000 for 2012, mostly related to problem loans; and

•	An increase of $136,000, or 9.4%, in other expense to $1.6 million for 2012 from $1.5 million for 2011.

Income Tax Expense

We recorded income tax expense of $556,000 on pre-tax income of $2.4 million for 2012, compared to income tax expense of $21,000 on $1.2 million of pre-tax income for 2011. Both years had a significant amount of tax-exempt BOLI income, and tax-exempt income from municipal loans and municipal securities.

•

We have a deferred state tax asset of $1.8 million that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009. Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset. The valuation allowance was $1.0 million at December 31, 2012.

•

The Company had a deferred federal tax asset of $4.1 million at December 31, 2012, that was composed of $1.6 million of tax benefit from a net operating loss carryforward of $4.8 million, $977,000 related to temporary differences between book and tax income, and $1.5 million in tax credits. The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023. Included in the $1.5 million of tax credits available to offset future federal income tax are approximately $784,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

•

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only one purchase since December 31, 2006, that segment of the investment securities portfolio has been reduced to $2.3 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank periodically evaluates a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to earnings assets that will produce taxable income. Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

•

The effective tax rate was 23.2% in 2012, which resulted from $2.4 million in pre-tax income with income tax of $556,000, compared to an effective tax rate of 1.8% for 2011 that resulted from $1.2 million in pre-tax income coupled with a $21,000 income tax expense. The primary difference in the effective tax rate and the statutory tax rates in both 2012 and 2011 relates to the cash value of life insurance, municipal loans and municipal securities income.

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

The Company is a separate entity and apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for the payment of dividends declared for its shareholders, and the payment of interest on its subordinated debentures. At times, the Company has repurchased its stock. Substantially all of the Company’s operating cash is obtained from subsidiary service fees and dividends. Payment of such dividends to the Company by the Bank is limited under Indiana law. Additionally, as part of a resolution adopted by the Board of Directors of the Bank on July 26, 2010, the Bank cannot declare or pay any dividends without the prior written consent of the FDIC and the Indiana Department of Financial Institutions. See “— Regulatory Action.” The Company believes that such restriction will not have an impact on the Company’s ability to meet its ongoing cash obligations.

At December 31, 2012, we had $22.8 million in loan commitments outstanding and $50.4 million of additional commitments for line of credit receivables.

Certificates of deposit due within one year of December 31, 2012 totaled $74.8 million, or 21.0% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2013. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at December 31, 2012 and 2011.

Our primary investing activities are the origination of loans and purchase of securities. In 2012, our loan originations totaled $93.3 million, and we purchased one commercial real estate loan for $1.2 million.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Deposit account balances increased by $19.5 million in 2012. We had FHLB advances of $28.0 million and $32.0 million at December 31, 2012 and 2011, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 26, 2013

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Cash on hand and in other institutions	$6,589	$6,204
Interest-bearing demand deposits	14,264	3,505

Cash and cash equivalents	20,853	9,709
Interest-bearing time deposits	5,704	—
Investment securities available for sale, at fair value	39,296	43,847
Investment securities held to maturity, at amortized cost	2,349	—
Loans held for sale	797	252
Loans, net of allowance for loan losses of $4,239 and $4,132	313,205	312,509
Premises and equipment	14,540	14,650
Stock in Federal Home Loan Bank	4,472	4,472
Goodwill	656	656
Cash value of life insurance	27,011	26,248
Other real estate owned	6,326	7,545
Other assets	10,554	9,903

Total assets	$445,763	$429,791

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$53,024	$40,197
Interest-bearing	303,679	297,053

Total deposits	356,703	337,250
Borrowings	45,810	49,810
Drafts payable	1,243	2,532
Other liabilities	5,461	5,694

Total liabilities	409,217	395,286

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 and 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 and 2,988,952 shares
Additional paid-in capital	1,052	1,051
Retained earnings	34,592	32,871
Accumulated other comprehensive income	686	367
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	36,546	34,505

Total liabilities and shareholders’ equity	$445,763	$429,791

See notes to consolidated financial statements

Ameriana Bancorp

Consolidated Statements of Income

(in thousands, except for share data)

	Year Ended December 31,
	2012	2011
Interest Income
Interest and fees on loans	$16,730	$17,381
Interest on mortgage-backed securities	890	1,096
Interest on investment securities	192	143
Other interest and dividend income	220	174

Total interest income	18,032	18,794

Interest Expense
Interest on deposits	2,335	3,225
Interest on borrowings	1,510	1,645

Total interest expense	3,845	4,870

Net Interest Income	14,187	13,924
Provision for loan losses	1,145	1,385

Net Interest Income After Provision for Loan Losses	13,042	12,539

Other Income
Other fees and service charges	2,312	2,144
Brokerage and insurance commissions	1,530	1,530
Net realized and recognized gains on available-for-sale securities	89	919
Gains on sales of loans and servicing rights	672	225
Net loss from sales and write-downs of other real estate owned	(521)	(1,027)
Other real estate owned income	275	771
Increase in cash value of life insurance	762	836
Other	62	230

Total other income	5,181	5,628

Other Expense
Salaries and employee benefits	8,741	9,373
Net occupancy expense	1,560	1,622
Furniture and equipment expense	773	853
Legal and professional fees	469	485
FDIC insurance premiums and assessments	587	643
Data processing expense	798	799
Printing and office supplies	280	263
Marketing expense	351	367
Other real estate owned expense	440	1,007
Loan expense	240	140
Other	1,588	1,452

Total other expense	15,827	17,004

Income Before Income Taxes	2,396	1,163
Income tax expense	556	21

Net Income	$1,840	$1,142

Basic and Diluted Earnings Per Share	$0.62	$0.38

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Comprehensive Income

(In thousands, except for per share data)

	Year Ended December 31,
	2012	2011
Net Income	$1,840	$1,142
Unrealized appreciation on available-for-sale securities, net of taxes of $195 and $431 for the years ended December 31, 2012 and December 31, 2011, respectively.	378	836
Less: reclassification adjustment for realized gains included in net income, net of taxes of $30 and $312 for the years ended December 31, 2012 and December 2011, respectively.	59	607

Other comprehensive income	319	229

Comprehensive income	$2,159	$1,371

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(In thousands, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2010	$3,214	$1,048	$31,849	$138	$(2,998)	$33,251
Net Income			1,142			1,142
Other comprehensive income				229		229
Share-based compensation		3				3
Dividends declared ($0.04 per share)			(120)			(120)

Balance at December 31, 2011	$3,214	$1,051	$32,871	$367	$(2,998)	$34,505
Net Income			1,840			1,840
Other comprehensive income				319		319
Share-based compensation		1				1
Dividends declared ($0.04 per share)			(119)			(119)

Balance at December 31, 2012	$3,214	$1,052	$34,592	$686	$(2,998)	$36,546

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands, except share data)

	Year Ended December 31,
	2012	2011
Operating Activities
Net income	$1,840	$1,142
Items not requiring (providing) cash
Provision for losses on loans	1,145	1,385
Depreciation and amortization	1,423	1,297
Increase in cash value of life insurance	(762)	(836)
Gain on sale of investments	(89)	(919)
Deferred taxes	428	(349)
Loss on sale or write-down of other real estate owned	521	1,027
Mortgage loans originated for sale	(21,335)	(8,710)
Proceeds from sale of mortgage loans	21,223	8,676
Gains on sale of mortgage loans and servicing rights	(672)	(225)
Decrease in accrued interest payable	(33)	(35)
Other adjustments	(1,455)	2,637

Net cash provided by operating activities	2,234	5,090

Investing Activities
Purchase of securities	(10,085)	(57,932)
Proceeds/principal from sale of available-for-sale securities	4,850	48,712
Purchase of FDIC insured bank certificates of deposit	(5,704)	—
Principal collected on mortgage-backed securities	7,598	5,008
Net change in loans	(3,542)	(4,467)
Proceeds from sales of other real estate owned	2,385	3,798
Purchase of insurance business	—	(190)
Purchase of financial services business	—	(46)
Net purchases and construction of premises and equipment	(863)	(891)
Proceeds from stock repurchased by Federal Home Loan Bank	—	629
Other investing activities	2	8

Net cash used in investing activities	(5,359)	(5,371)

Financing Activities
Net change in demand and savings deposits	31,264	21,788
Net change in brokered certificates of deposit	—	(10,363)
Net change in all other certificates of deposit	(11,811)	(12,153)
(Decrease) increase in drafts payable	(1,289)	938
Proceeds from long-term borrowings	20,000	4,000
Repayment of long-term borrowings	(24,000)	(6,000)
Net change in advances by borrowers for taxes and insurance	224	153
Cash dividends paid	(119)	(120)

Net cash provided by (used in) financing activities	14,269	(1,757)

Change in Cash and Cash Equivalents	11,144	(2,038)
Cash and Cash Equivalents at Beginning of Year	9,709	11,747
Cash and Cash Equivalents at End of Year	$20,853	$9,709

Supplemental information:
Interest paid on deposits	$2,341	$3,212

Interest paid on borrowings	$1,537	$1,623

Income tax paid	$740	—

Non-cash supplemental information:
Transfer from loans to other real estate owned	$1,715	$3,303

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of interest-bearing deposits with the Federal Reserve Bank of Chicago.

Pursuant to legislation enacted in 2010, the FDIC fully insured all noninterest-bearing transaction accounts from December 31, 2010 through December 31, 2012, at all FDIC-insured institutions. Beginning January 1, 2013, noninterest-bearing transaction accounts are subject to the $250,000 limit on FDIC insurance per covered institution.

At December 31, 2012, the Company’s cash accounts exceeded federally insured limits by approximately $18.1 million, with $17.8 million held by the Federal Reserve Bank of Chicago and $327,000 held by the Federal Home Loan Bank of Indianapolis. Neither of those banks are insured.

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

With regard to other-than-temporary impairment of debt securities, when the Company does not intend to sell a debt security, and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain non-accrual and substantially delinquent loans may be considered to be impaired. Generally, loans are placed on non-accrual status at 90 days past due and accrued interest is reversed against earnings, unless the loan is well-secured and in the process of collection. The Company considers its investment in one-to four- family residential loans and consumer loans to be homogeneous and, therefore, they are generally excluded from separate identification of evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and non-accrual loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2012, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation. This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank (the “FHLB”). The Company reviewed the FHLB stock and based on current performance of the Federal Home Loan Bank of Indianapolis, the Company determined there was no impairment of this stock at December 31, 2012.

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2012 or 2011.

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

Mortgage Servicing Rights on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues. At least annually, the Bank engages a third party consulting firm to perform a valuation analysis, that is reviewed by management, of the fair value of the mortgage servicing rights. Based on the most recent valuation as of November 30, 2012, the valuation allowance was decreased by $20,000 to $12,000 as of December 31, 2012, from $32,000 at December 31, 2011.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2012 and December 31, 2011 we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

2.	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2012 was $359,000.

3.	Investment Securities

The amortized cost and approximate fair values of securities, together with unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,977	$917	$1	$34,893
Ginnie Mae collateralized mortgage obligations	2,562	—	8	2,554
Mutual fund	1,744	105	—	1,849

	$38,283	$1,022	$9	$39,296

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at December 31, 2012
Municipal securities	$2,349	$—	$—	$2,349

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2011
Ginnie Mae and GSE mortgage-backed pass-through securities	$39,280	$443	$9	$39,714
Municipal securities	2,322	29	—	2,351
Mutual funds	1,689	93	—	1,782

	$43,291	$565	$9	$43,847

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$—	$—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	33,977	34,893
Ginnie Mae collateralized mortgage obligations	2,562	2,554
Mutual funds	1,744	1,849

	$38,283	$39,296

	Held to Maturity
	Amortized Cost	Fair Value
One to five years	$166	$166
Five to ten years	425	425
After ten years	1,758	1,758

	$2,349	$2,349

On December 31, 2012, the Company transferred its municipal securities portfolio from available for sale to held to maturity. As a result of this transfer, a new cost basis was established for the portfolio equal to the fair value on the date of transfer.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2012 and December 31, 2011 were $2,605,000 and $4,199,000, respectively, which was approximately 6.3% and 9.6% of the Company’s investment portfolio, respectively.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011:

At December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$51	$1	$—	$—	$51	$1
Ginnie Mae collateralized mortgage obligations	2,554	8	—	—	2,554	8

	$2,605	$9	$—	$—	$2,605	$9

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

At December 31, 2011	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,180	$8	$19	$1	$4,199	$9

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

Collateralized mortgage obligations: The contractual cash flows of those investments are guaranteed by Ginnie Mae, a U.S. Government agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.

Municipal securities: The municipal securities consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011.

Mutual fund: The mutual fund balance consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Investment securities with a total market value of $9,185,000 and $9,369,000 were pledged at December 31, 2012 and December 31, 2011, respectively, to secure a repurchase agreement.

A gross gain of $89,000 resulting from sales of available for sale securities was realized during the year ended December 31, 2012, with a net tax expense of $30,000. A gross gain of $934,000 and a gross loss of $15,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2011 with a net tax expense of $312,000.

4.	Loans

Classes of loans include:

	December 31,
	2012	2011
Real estate loans:
Commercial	$101,106	$100,126
Residential	167,998	164,420
Construction	14,886	17,980
Commercial loans	30,934	30,961
Municipal loans	1,187	740
Consumer loans	2,176	2,860

	318,287	317,087

Deduct
Undisbursed loan proceeds	214	12
Deferred loan fees, net	629	434
Allowance for loan losses	4,239	4,132

	5,082	4,578

	$313,205	$312,509

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Loans being serviced by the Company for investors, primarily Freddie Mac, totaled approximately $87,787,000 and $95,653,000 as of December 31, 2012 and 2011, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2012 and 2011 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates. At December 31, 2012 and December 31, 2011, the fair value of mortgage servicing rights was approximately $576,000 and $577,000, respectively.

	Year Ended December 31,
	2012	2011
Mortgage servicing rights
Balance at beginning of year	$577	$689
Servicing rights capitalized	177	83
Amortization of servicing rights	(198)	(182)
Reduction (addition) to valuation allowance	20	(13)

Balance at end of year	$576	$577

At December 31, 2012 and 2011, the Company had outstanding commitments to originate loans of approximately $22,815,000 and $10,215,000, respectively. The outstanding commitments for 2012 included $7,051,000 for one-to four-family mortgage loans, $13,024,000 for commercial real estate loans and $2,740,000 for commercial loans. The outstanding commitments for 2011 included $3,054,000 for one-to four-family mortgage loans, $2,064,000 for commercial real estate loans and $5,097,000 for commercial loans. In addition, the Company had $50,412,000 and $45,274,000 of conditional commitments for lines of credit at December 31, 2012 and 2011, respectively. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $6,122,000 and $8,817,000 of letters of credit outstanding at December 31, 2012 and 2011, respectively. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business. An analysis of the 2012 and 2011 activity of these loans is as follows:

	2012	2011
Balance at beginning of year	$6,954	$11,106
New loans	193	191
Repayments	(1,576)	(4,343)

Balance at end of year	$5,571	$6,954

At December 31, 2012, unfunded commitment amounts related to the outstanding loan balances shown above totaled $216,000.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2012 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment In Loans

For Year Ended December 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$584	$1,539	$1,150	$760	—	$99	$4,132
Provision (credit) for losses	258	400	(177)	640	—	24	1,145
Charge-offs (1)	(53)	(456)	(196)	(324)	—	(69)	(1,098)
Recoveries	—	21	8	4	—	27	60

Balance at end of period	$789	$1,504	$785	$1,080	—	$81	$4,239

Ending allowance balance:
Individually evaluated for impairment	$626	$523	$338	$319	$—	$12	$1,818
Collectively evaluated for impairment	163	981	447	761	—	69	2,421

Total	$789	$1,504	$785	$1,080	—	$81	$4,239

Ending loan balance:
Individually evaluated for impairment	$5,483	$7,430	$4,282	$1,047	$—	$63	$18,305
Collectively evaluated for impairment	95,623	160,568	10,604	29,887	1,187	2,113	299,982

Total	$101,106	$167,998	$14,886	$30,934	$1,187	$2,176	$318,287

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Quality Indicators

At December 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$90,422	$157,654	$10,604	$29,784	$1,187	$2,113	$291,764
Watch (Grade 6)	2,745	—	—	12	—	—	2,757
Special Mention (Grade 7)	2,456	3,767	—	91	—	—	6,314
Substandard (Grade 8)	5,129	2,701	1,907	80	—	—	9,817
Doubtful (Grade 9)	354	3,876	2,375	967	—	63	7,635
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$101,106	$167,998	$14,886	$30,934	$1,187	$2,176	$318,287

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2012 and December 31, 2011 (dollars in thousands):

Loan Portfolio Aging Analysis

At December 31, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:

Commercial	$2	$—	$352	$354	$100,752	$101,106	$—
Residential	1,437	267	3,256	4,960	163,038	167,998	—
Construction	2,091	—	284	2,375	12,511	14,886	—
Commercial loans and leases	223	—	744	967	29,967	30,934	—
Municipal loans	—	—	—	—	1,187	1,187	—
Consumer loans	13	1	1	15	2,161	2,176	1

Total	$3,766	$268	$4,637	$8,671	$309,616	$318,287	$1

(A)	Includes $2,967,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,091,000 are construction loans, $647,000 are residential real estate loans, $223,000 are commercial loans, $4,000 are consumer loans and $2,000 is a commercial real estate loan.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents impaired loans as of December 31, 2012 (dollars in thousands):

Impaired Loans

At December 31, 2012

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—
Residential	—	—	N/A	—	—
Construction	—	—	N/A	—	—
Commercial loans and leases	—	—	N/A	—	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	—	—	N/A	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$5,483	$5,483	$626	$5,483	$172
Residential	7,430	7,698	523	6,953	174
Construction	4,282	4,566	338	4,242	72
Commercial loans and leases	1,047	1,082	319	1,126	12
Municipal loans	—	—	—	—	—
Consumer loans	63	63	12	42	—

Total	$18,305	$18,892	$1,818	$17,846	$430

All Impaired Loans	$18,305	$18,892	$1,818	$17,846	$430

(1)	Includes all loans that were classified as impaired at any time during 2012 (not just impaired loans at December 31, 2012), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2012.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents impaired loans as of December 31, 2011 (dollars in thousands):

Impaired Loans

At December 31, 2011

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—
Residential	—	—	N/A	—	—
Construction	—	—	N/A	—	—
Commercial loans and leases	—	—	N/A	—	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	—	—	N/A	—	—

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$4,891	$4,891	$445	$5,318	$181
Residential	6,440	6,494	707	6,142	100
Construction	3,672	3,842	435	3,962	57
Commercial loans and leases	935	955	142	952	16
Municipal loans	—	—	—	—	—
Consumer loans	44	44	8	50	—

Total	$15,982	$16,226	$1,737	$16,424	$354

All Impaired Loans	$15,982	$16,226	$1,737	$16,424	$354

(1)	Includes all loans that were classified as impaired at any time during 2011 (not just impaired loans at December 31, 2011), and their average balance for only the period during which they were classified as impaired.
(3)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2011.

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

The following table presents the Company’s non-accrual loans at December 31, 2012 and December 31, 2011 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At December 31, 2012	At December 31, 2011
Real estate loans:
Commercial	$354	$—
Residential	3,903	4,500
Construction	2,375	3,432
Commercial loans and leases	967	644
Municipal loans	—	—
Consumer loans	4	—

Total	$7,603	$8,576

Total non-accrual loans at December 31, 2012 and December 31, 2011 included $2,750,000 and $1,706,000 of troubled debt restructurings, respectively.

Troubled Debt Restructurings (“TDRs”): Our loan and lease portfolio includes certain loans where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a period of at least six consecutive months.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the Company’s troubled debt restructurings at December 31, 2012 and December 31, 2011 (dollars in thousands):

	Troubled Debt Restructurings

	Total		Nonperforming
	At December 31, 2012	At December 31, 2011	At December 31, 2012	At December 31, 2011
Real estate loans:
Commercial	$4,133	$5,101	$—	$—
Residential	3,890	2,578	336	446
Construction	3,799	1,112	2,065	1,112
Commercial loans and leases	345	225	345	225
Municipal loans	—	—	—	—
Consumer loans	4	—	4	—

Total	$12,171	$9,016	$2,750	$1,783

Loans classified as a troubled debt restructuring during 2012 and 2011, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Year Ended
	December 31, 2012			December 31, 2011
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	2	$172	$172	4	$4,719	$4,669
Residential	6	1,736	1,736	10	1,323	1,350
Construction	2	2,948	2,948	1	1,174	1,174
Commercial loans and leases	2	268	268	1	250	250
Municipal loans	—	—	—	—		—
Consumer loans	3	9	9	—		—

Total	15	$5,133	$5,133	16	$7,466	$7,443

The troubled debt restructurings included in the table above for 2012 increased the allowance for loan losses by $11,000 and resulted in charge-offs of $137,000 during the year ended December 31, 2012. The troubled debt restructurings included in the table above for 2011 did not increase the allowance for loan losses, but resulted in charge-offs of $32,000 during the year ended December 31, 2011.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Troubled debt restructured loans which had payment defaults during 2012 and 2011, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

	Year Ended
	December 31, 2012		December 31, 2011
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	—	—	—
Residential	—	—	5	$321
Construction	—	—	—	—
Commercial loans and leases	2	$123	—	—
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	2	$123	5	$321

6.	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2012	2011
Land	$4,331	$4,331
Land improvements	1,196	1,220
Office buildings	12,633	12,368
Furniture and equipment	7,352	6,913
Automobiles	170	142

	25,682	24,974
Less accumulated depreciation	11,142	10,324

	$14,540	$14,650

7.	Deposits

Deposits by type are as follows:

	December 31,
	2012	2011
Demand	$189,163	$157,913
Savings	29,057	29,043
Certificates of $100,000 or more	39,373	42,610
Other certificates	99,110	107,684

	$356,703	$337,250

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Certificates maturing in years ending after December 31, 2012:

2013	$74,797
2014	27,258
2015	16,688
2016	8,742
2017	5,234
Thereafter	5,764

$138,483

Deposits from related parties held by the Company were $3,055,000 and $2,249,000 at December 31, 2012 and December 31, 2011, respectively.

8.	Borrowings

Borrowings at December 31, 2012 and 2011 include Federal Home Loan Bank advances totaling $28,000,000 and $32,000,000, respectively, with a weighted-average rate of 1.78% and 3.15%, respectively. The effective weighted-average rate at December 31, 2012 was 2.83%, when giving consideration to the impact on interest expense from the amortization of two prepayment penalties paid on advances that were replaced in 2012 with longer term advances. The advances are secured by a combination of first mortgage loans and overnight deposits. At December 31, 2012, the pledged mortgage loans totaled $133,039,000.

During 2012, the Company performed debt modifications for $20,000,000 of Federal Home Loan Bank advances that created prepayment penalties totaling $1,520,000 that were capitalized by the Company and are being amortized using the level yield method.

Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2012 and 2011 also include subordinated debentures in the amount of $10,310,000. For the five years prior to March 15, 2011 the rate was equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points. Effective March 15, 2011, the securities bear a rate equal to 150 basis points over the three-month LIBOR. At December 31, 2012, the interest rate was 1.81%. These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2012 and 2011 also include a repurchase agreement with Barclays Capital, Inc. in the amount of $7,500,000 with a rate of 4.42%. The repurchase agreement had embedded interest rate caps with a notional value of $15,000,000 for a four-year term that ended on September 22, 2012. The interest rate caps would have provided a reduction of the interest rate during any quarter if three-month LIBOR had exceeded 3.81% on the quarterly determination date. These embedded interest rate caps were considered to be clearly and closely related to the host instrument. The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015, and had provided Barclays Capital, Inc. with an early termination right on the four-year anniversary date of September 22, 2012, which was not exercised. At December 31, 2012, pledged investment securities for this repurchase agreement had a market value of $9,185,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Aggregate annual maturities of borrowings at December 31, 2012 are:

	FHLB Advances	Repurchase Agreement	Subordinated Debentures	Total
Maturities in years ending December 31,
2013	—	—	—	—
2014	—	—	—	—
2015	$3,000	$7,500	—	$10,500
2016	—	—	—	—
2017	20,000	—	—	20,000
Thereafter	5,000	—	$10,310	15,310

	$28,000	$7,500	$10,310	$45,810

9.	Income Taxes

The components of the net deferred tax asset at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Deferred compensation	$801	$812
General loan loss reserves	1,985	2,012
State and federal net operating loss carryforward and tax credits carryforward	4,714	4,555
Other real estate owned	529	619
Other	21	52

	8,050	8,050

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(353)	(189)
FHLB stock dividends	(251)	(251)
FHLB prepayment interest	(614)	—
Deferred loan fees	(211)	(233)
Mortgage servicing rights	(241)	(241)
Deferred state tax	(214)	(210)
Depreciation	(229)	(230)
Prepaid expenses	(161)	(212)
Goodwill	(194)	(173)

	(2,468)	(1,739)

Net deferred tax asset before valuation allowance	5,582	6,311

Valuation allowance
Beginning balance	(1,133)	(879)
Change during the period	137	(254)

Ending balance	(996)	(1,133)

Net deferred tax asset	$4,586	$5,178

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

As of December 31, 2012, the Company had approximately $18,385,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2012, the Company had approximately $4,801,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2012, the Company had approximately $1,519,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2026. The tax credits begin to expire in 2023. Included in the $1,519,000 of tax credits available to offset future federal income tax are approximately $784,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The entire valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover. During 2012, the Company reduced a portion of its state deferred tax asset valuation allowance. The Company generated state taxable income in excess of previous years, so management determined a portion of this valuation allowance could be reduced. In total, after the reduction of the state tax valuation allowance the total state tax recorded remains materially unchanged from previous years.

Retained earnings at December 31, 2012 includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31,
	2012	2011
Statutory federal tax rate	34.0%	34.0%
Cash value of life insurance	(9.4)	(28.6)
Tax exempt interest – municipal securities and municipal loans	(1.8)	(4.6)
Other	0.4	1.0

Effective tax rate	23.2%	1.8%

The expense for income taxes consists of the following:

	Year Ended December 31,
	2012	2011
Federal
Current	$128	$370
Deferred	428	(349)

Tax expense	$556	$21

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2008.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

10.	Employee Benefits

Multi-Employer Defined Benefit Pension Plan. The Company is a participating employer in a multi-employer defined benefit pension plan. Since the defined benefit pension plan is a multi-employer plan, no separate actuarial valuations are made with respect to each participating employer. The Company froze its participation in the defined benefit pension plan on June 30, 2004 to stop accruing benefits to plan participants beyond what was already earned to that date and to prevent new participants from entering the plan. The change was made in an effort to control and reduce pension plan expense in the future. The Company will continue to make contributions to meet required funding obligations.

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

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There is no separate valuation of the Pentegra Plan benefits or segregation of the Pentegra Plan assets specifically for the Company, because the Pentegra Plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. If the Company chooses to stop participating in the multi-employer plan, they may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The funded status of the Pentegra Plan, market value of plan assets divided by funding target, as of July 1, 2012 and 2011 was 91.87% and 78.19%, respectively.

The Company had expenses of $398,000 and $499,000 for the years ended December 2012 and 2011, respectively. Company cash contributions to the Pentegra Plan for these same periods were $55,000 and $545,000, respectively. Total contributions made to the Pentegra Plans were $196,473,000 and $299,729,000 for the plan years ended June 30, 2012 and 2011, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

401(k) Plan. The 401(k) plan covers substantially all full-time employees of the Company. The Company matches employees’ contributions to the 401(k) plan at the rate of 100% for the first 4% of base salary contributed by participants. Effective April 1, 2011, the Company added an employee stock ownership plan component to its 401(k) plan. Matching contributions made to the 401(k) plan by the Company will be used to purchase shares of Ameriana Bancorp stock.

Expense for the 401(k) plan was $239,000 and $240,000 in 2012 and 2011, respectively.

Split-dollar Life Insurance Agreements. The Company adopted the accounting guidance for separate agreements which split life insurance policy benefits between an employer and employee. This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements. At December 31, 2012 and 2011, the Company had a recorded a liability of $1,123,000 and $1,048,000, respectively. During 2012 and 2011, the Company recognized net expense of $84,000 and net income of $160,000, respectively.

Executive Retirement Plan. Effective January 1, 2008, the Company terminated a supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors. At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan. Instead, the Company entered into separate agreements with these officers and directors that provide retirement and death benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at December 31, 2012 and 2011 was $1,921,000 and $1,949,00, respectively. The expense for the plan was $220,000 and $198,000 for 2012 and 2011, respectively.

Employment or Change in Control Agreements. The Company has entered into employment or change in control agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions. The severance payment under these agreements is generally three times the annual salary of the officer in the event of a change in control.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model. There were no stock options granted or exercised in 2012 or in 2011.

A summary of option activity under the Plan as of December 31, 2012, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	167,982	$14.09	2.95	$-0-
Forfeited	(23,000)	14.08

Outstanding, end of year	144,982	$14.10	2.02	$-0-

Exercisable, end of year	144,982	$14.10	2.02	$-0-

As of December 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. During 2012, the Company recognized $1,000 of share-based compensation expense.

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

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions (“DFI”), the Board of Directors of the Bank adopted a resolution agreeing to obtain prior written consent from the FDIC and the DFI before declaring or paying any dividends. All requests from the Bank to declare and pay a quarterly dividend to the Company have been approved by the FDIC and DFI prior to approval by the Bank’s Board of Directors and payment by the Bank.

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

12.	Earnings Per Share

	2012			2011
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$1,840	2,988,952	$0.62	$1,142	2,988,952	$0.38

Effect of Dilutive Stock Options	—			—

Diluted Earnings Per Share:
Income available to common shareholders and assumed conversions	$1,840	2,988,952	$0.62	$1,142	2,988,952	$0.38

Options to purchase 144,982 and 167,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at December 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

13.	Accumulated other comprehensive income

The components of accumulated other comprehensive income, included in shareholders’ equity, are as follows:

	2012	2011
Net unrealized gain on available-for-sale securities, net of income tax expense of $353 and $189 at December 31, 2012 and 2011, respectively	$686	$367

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

14.	Regulatory Matters

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2012 and 2011, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2012, that management believes have changed this classification.

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, adopt a capital plan to increase its Tier 1 Leverage Ratio to 8.50% by June 30, 2010 and to maintain a Total Risk-Based Capital Ratio of 12.00%.

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2012
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$30,998	8.00%	$24,798	14.45%	$44,797
Tier 1 risk-based capital ratio	6.00	18,599	4.00	12,399	13.18	40,870
Tier 1 leverage ratio	5.00	21,945	3.00	13,167	9.31	40,870

	December 31, 2011
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$31,573	8.00%	$25,258	13.58%	$42,874
Tier 1 risk-based capital ratio	6.00	18,944	4.00	12,629	12.32	38,883
Tier 1 leverage ratio	5.00	21,055	3.00	12,633	9.23	38,883

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

15.	Fair Value of Financial Instruments

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2012:

Ginnie Mae and GSE mortgage-backed pass-through securities	$34,893	$—	$34,893	$—
Ginnie Mae collateralized mortgage obligations	2,554	—	2,554	—
Mutual funds	1,849	1,849	—	—

	$39,296	$1,849	$37,447	$—

At December 31, 2011:

Ginnie Mae and GSE mortgage-backed pass-through securities	$39,714	$—	$39,714	$—
Municipal securities	2,351	—	—	2,351
Mutual funds	1,782	1,782	—	—

	$43,847	$1,782	$39,714	$2,351

Transfers between Levels

Transfers between levels did not occur during the year ended December 31, 2012.

The following is a reconciliation of the beginning and ending balance for the year ended December 31, 2012 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$2,351	$—
Total realized and unrealized gains and losses
Included in net income	—	—
Included in other comprehensive income	(2)	29
Purchases, issuances and settlements	—	2,322
Transfers out of Level 3 to held to maturity	(2,349)	—

Ending balance	$—	$2,351

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Collateral-Dependent Impaired Loans, Net of ALLL

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

Other Real Estate Owned

Other real estate owned (OREO) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2012:
Impaired loans	$7,407	$—	$—	$7,407
Other real estate owned	1,165	—	—	1,165

At December 31, 2011:
Impaired loans	$10,442	$—	$—	$10,442
Other real estate owned	2,486	—	—	2,486

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	7,407	Third party valuations	Discount to reflect realizable value	7.0%-50.0%

Other real estate owned	1,165	Third party valuations	Discount to reflect realizable value	7.0%-16.2%

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

The following table presents the estimates of fair value of financial instruments:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	$20,853	$20,853	$9,709	$9,709
Interest-bearing time deposits	5,704	5,740	—	—
Investment securities available for sale	39,296	39,296	43,847	43,847
Investment securities held to maturity	2,349	2,349	—	—
Loans held for sale	797	797	252	252
Loans	313,205	325,253	312,509	322,066
Stock in FHLB	4,472	4,472	4,472	4,472
Mortgage servicing rights	576	576	577	577
Interest and dividends receivable	995	995	1,084	1,084

Liabilities
Deposits	356,703	358,632	337,250	339,930
Borrowings	45,810	41,865	49,810	46,780
Drafts payable	1,243	1,243	2,532	2,532
Interest and dividends payable	74	74	107	107

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands):

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$20,853	$20,853	$—	$—
Interest-bearing time deposits	5,704	5,740	—	—
Investment securities available for sale	39,296	1,849	37,447	—
Investment securities held to maturity	2,349	—	—	2,349
Loans held for sale	797	—	797	—
Loans	313,205	—	306,948	18,305
Stock in FHLB	4,472	—	4,472	—
Mortgage servicing rights	576	—	—	576
Interest and dividends receivable	995	—	995	—

Liabilities
Deposits	356,703	218,220	140,412	—
Borrowings	45,810	—	37,139	4,726
Drafts payable	1,243	—	1,243	—
Interest and dividends payable	74	—	74	—

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

Held-to-maturity securities: The carrying amount reported in the consolidated balance sheets for December 31, 2012, the date the securities were reclassified from available-for-sale, represents their approximate fair value and became their new amortized cost basis as of that date.

Loans Held for Sale: The carrying amounts reported in the consolidated balance sheets approximate fair values.

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

Drafts Payable: The fair value approximates carrying value.

16.	Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31,
Balance Sheets	2012	2011
Assets
Cash	$309	$399
Investment in Bank	43,348	41,519
Investments in affiliates	310	312
Other assets	2,932	2,640

	$46,899	$44,870

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	43	55
Shareholders’ equity	36,546	34,505

	$46,899	$44,870

	Year Ended December 31,
Statements of Income and Comprehensive Income	2012	2011
Dividends from Bank	$900	$1,075
Interest income	6	7

	906	1,082
Operating expense	868	902

Income before income tax benefit and equity in undistributed income of Bank	38	180
Income tax benefit	293	304

	331	484
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	1,509	658

Net Income	$1,840	$1,142
Unrealized appreciation on available-for-sale securities, net of taxes of $195 and $431 for the years ended December 31, 2012 and December 31, 2011, respectively.	378	836
Less: Reclassification adjustment for realized gains included in net income, net of taxes of $30 and $312 for the years ended December 31, 2012 and December 31, 2011, respectively.	59	607

Other Comprehensive Income	319	229

Comprehensive Income	$2,159	$1,371

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31,
Statements of Cash Flows	2012	2011
Operating Activities
Net income	$1,840	$1,142
Items not requiring (providing) cash:
(Undistributed income) or distributions of Bank and affiliates in excess of equity in income	(1,509)	(658)
Other adjustments	(302)	(304)

Net cash provided by operating activities	29	180

Financing Activities
Cash dividends paid	(119)	(120)

Net cash used in financing activities	(119)	(120)

Change in cash	(90)	60
Cash at beginning of year	399	339

Cash at end of year	$309	$399

17.	Current and Future Accounting Matters

•	Financial Accounting Standards Board (FASB)

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

•

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company has included the required disclosure in the Consolidated Financial Statements in the Quarterly Reports on Form 10-Q beginning with the quarter ended March 31, 2012, and in this Annual Report on Form 10-K for the year ended December 31, 2012.

•

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosure in the Consolidated Financial Statements in the Quarterly Reports on Form 10-Q beginning with the quarter ended March 31, 2012, and in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

•

ASU No. 2012-04; Technical Corrections and Improvements. On October 1, 2012, FASB released ASU 2012-04. The amendments in this Update make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Codification. These amendments are presented in two sections — Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this Update that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

•

ASU No. 2012-03; Technical Amendments and Corrections to SEC Sections . On August 27, 2012, FASB released ASU 2012-03. This Accounting Standards Update amends various SEC paragraphs pursuant to SAB 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections – Amendments to the FASB Accounting Standards Codification® and Amendments to the XBRL Taxonomy. The Company has adopted the methodologies prescribed by this ASU, and the ASU did not have a material effect on its financial position or results of operations.

•

ASU No. 2012-02; Intangibles — Goodwill and Other (Topic 350). On July 27, 2012, FASB released ASU 2012-02. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

•

ASU No. 2013-02; Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•

Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•

Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012. The Company will adopt the methodologies prescribed by this ASU by the date required, and the ASU is not expected to have a material effect on its financial position or results of operations.

•

ASU No. 2013-01; Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of transactions that are subject to the disclosures about offsetting. The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement. The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users.

18.	Significant Estimates, Concentrations and Contingencies

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

Bank-Owned Life Insurance

Approximately 47% of the Company’s investment in bank-owned life insurance was held by two carriers at December 31, 2012 and 2011, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

19.	Current Economic Conditions

The current economic conditions continue to present financial institutions with circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair values of investments and other assets, constraints on liquidity and capital and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans.

At December 31, 2012, the Company held $101,887,000 in commercial real estate loans and $11,575,000 in loans collateralized by commercial and development real estate. Due to economic conditions, values for commercial and development real estate declined in most areas of the country, and lingering effects of the recent economic downturn continue to impact these values to some degree in most cases.

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

20.	Risks and Uncertainties

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders — Item 1 — Election of Directors” in the Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”).

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

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal accounting and financial officer and senior executive officers. For information concerning the Code of Ethics, see the section titled “Corporate Governance and Board Matters — Code of Ethics” in the Proxy Statement. The Code of Ethics is posted on the Company’s Internet Web site at www.ameriana.com. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from a provision of the Company’s Code of Ethics by posting such information on its Internet site at www.ameriana.com.

Information concerning the Audit Committee and its composition and the audit committee financial expert and other corporate governance matters is incorporated by reference to the section titled “Corporate Governance and Board Matters” in the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters — Director Compensation” and “Executive Compensation” in the Proxy Statement.

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2012. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	144,982	$14.10	222,000

Equity compensation plans not approved by security holders	—	—	—

Total	144,982	$14.10	222,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in the Proxy Statement.

Information concerning director independence is incorporated by reference to the section titled “Items to be Voted on by Shareholders — Item 1 — Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders — Item 2 — Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Income for Each of the Two Years in the Period Ended December 31, 2012

Consolidated Statements of Comprehensive Income for Each of the Two Years in the Period Ended December 31, 2012

Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended December 31, 2012

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.2*	Employment Agreement, dated January 1, 2011, between Ameriana Bank and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.3*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.4*	Employment Agreement, effective January 1, 2011, between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.5*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.6*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.7*	Ameriana Bank, SB Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.8*	Ameriana Bank, SB Salary Continuation Agreement dated December 18, 2008 between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.9*	Ameriana Bank, SB Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*	Mr. Danielson’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Donald C. Danielson; (ii) the date of execution, which is November 17, 2008; (iii) the normal retirement age under Section 1.10, which is age 87; and (iv) the annual benefit amount in Section 2.1.1, which is $20,000.

10.11*	Ameriana Bank, SB Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.12*	Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.13*	Ameriana Bank, SB Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.14*	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated May 6, 1999, as amended, between Ameriana Bank, SB and Timothy G. Clark (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.15*	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 14, 2006)

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101 **	The following materials from Ameriana Bancorp’s Annual Report of Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 26, 2013	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 26, 2013
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 26, 2013
John J. Letter
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael E. Bosway	March 26, 2013
Michael E. Bosway
Director

By:	/s/ Donald C. Danielson	March 26, 2013
Donald C. Danielson
Director

By:	/s/ R. Scott Hayes	March 26, 2013
R. Scott Hayes
Director

By:	/s/ Richard E. Hennessey	March 26, 2013
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 26, 2013
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 26, 2013
Ronald R. Pritzke
Director

By:	/s/ Jennifer P. Bott	March 26, 2013
Jennifer P. Bott
Director

By:	/s/ William F. McConnell, Jr.	March 26, 2013
William F. McConnell, Jr.
Director

By:	/s/ Michael W. Wells	March 26, 2013
Michael W. Wells
Director