Form 10-Q
period 2013-03-31
AMERIANA BANCORP
filed 2013-05-08
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At May 8, 2013, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I — FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2013 (Unaudited)	December 31, 2012
Assets
Cash on hand and in other institutions	$5,871	$6,589
Interest-bearing demand deposits	17,897	14,264

Cash and cash equivalents	23,768	20,853
Interest-bearing time deposits	4,463	5,704
Investment securities available for sale, at fair value	35,257	39,296
Investment securities held to maturity, at amortized cost	2,348	2,349
Loans held for sale	954	797
Loans, net of allowance for loan losses of $3,926 and $4,239	319,547	313,205
Premises and equipment, net	14,355	14,540
Stock in Federal Home Loan Bank	4,472	4,472
Goodwill	656	656
Cash value of life insurance	27,194	27,011
Other real estate owned	6,120	6,326
Other assets	9,885	10,554

Total assets	$449,019	$445,763

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$56,591	$53,024
Interest-bearing	302,146	303,679

Total deposits	358,737	356,703
Borrowings	45,810	45,810
Drafts payable	1,319	1,243
Other liabilities	6,232	5,461

Total liabilities	412,098	409,217

Commitments and contingencies
Shareholders’ equity
Preferred stock – 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,052	1,052
Retained earnings	35,177	34,592
Accumulated other comprehensive income	476	686
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	36,921	36,546

Total liabilities and shareholders’ equity	$449,019	$445,763

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans	$4,021	$4,221
Interest on mortgage-backed securities	168	244
Interest on investment securities	44	46
Other interest and dividend income	58	48

Total interest income	4,291	4,559

Interest Expense
Interest on deposits	432	654
Interest on borrowings	330	388

Total interest expense	762	1,042

Net Interest Income	3,529	3,517
Provision for loan losses	255	255

Net Interest Income After Provision for Loan Losses	3,274	3,262

Other Income
Other fees and service charges	538	522
Brokerage and insurance commissions	449	412
Net realized and recognized gains on available-for-sale investment securities (includes $92 and $89 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications)	92	89
Gains on sales of loans and servicing rights	157	132
Net loss from sales and write-downs of other real estate owned	(1)	(156)
Other real estate owned income	58	80
Increase in cash value of life insurance	183	193
Other	36	8

Total other income	1,512	1,280

Other Expense
Salaries and employee benefits	2,192	2,282
Net occupancy expense	402	418
Furniture and equipment expense	211	203
Legal and professional fees	161	148
FDIC insurance premiums and assessments	147	145
Data processing expense	206	188
Printing and office supplies	63	77
Marketing expense	88	92
Other real estate owned expense	80	145
Other	410	421

Total other expense	3,960	4,119

Income Before Income Taxes	826	423
Income tax (includes $31 and $30 for the three months ended March 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	212	78

Net Income	$614	$345

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Basic Earnings Per Share	$0.21	$0.12

Diluted Earnings Per Share	$0.21	$0.12

Dividends Declared Per Share	$0.01	$0.01

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Income	$614	$345

Unrealized appreciation on available-for-sale securities, net of tax benefit of $77 and tax expenses of $19 for the three months ended March 31, 2013 and March 31, 2012, respectively	(149)	37

Less: reclassification adjustment for realized gains included in net income, net of taxes of $31 and $30 for the three months ended March 31, 2013 and March 31, 2012, respectively	61	59

Other comprehensive loss	(210)	(22)

Comprehensive Income	$404	$323

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2013

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2012	$3,214	$1,052	$34,592	$686	$(2,998)	$36,546
Net Income	—	—	614	—	—	614

Other comprehensive loss	—	—	—	(210)	—	(210)
Dividends declared ($0.01 per share)	—	—	(29)	—	—	(29)

Balance at March 31, 2013	$3,214	$1,052	$35,177	$476	$(2,998)	$36,921

See notes to consolidated condensed financial statement.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$614	$345
Items not requiring (providing) cash
Provision for losses on loans	255	255
Depreciation and amortization	389	344
Increase in cash value of life insurance	(183)	(193)
Gain from sale of available-for-sale securities	(92)	(89)
Loss on sale or write-down of other real estate owned	1	156
Mortgage loans originated for sale	(4,574)	(5,138)
Proceeds from sales of mortgage loans originated for sale	4,522	5,075
Gains on sales of mortgage loans and servicing rights	(157)	(132)
Increase in accrued interest payable	316	469
Other adjustments	836	(199)

Net cash provided by operating activities	1,927	893

Investing Activities
Purchase of securities	(2,371)	(4,830)
Proceeds/principal from the sale of securities	3,690	4,850
Net change in interest-bearing time deposits	1,241	—
Principal collected on mortgage-backed securities	2,373	1,637
Net change in loans	(6,666)	2,080
Proceeds from sales of other real estate owned	229	180
Net purchases and construction of premises and equipment	(66)	(84)
Other investing activities	—	1

Net cash (used in) provided by investing activities	(1,570)	3,834

Financing Activities
Net change in demand and savings deposits	8,232	13,680
Net change in other certificates of deposit	(6,198)	3,942
Increase (decrease) in drafts payable	76	(1,214)
Repayment of long-term borrowings	—	(4,000)
Net change in advances by borrowers for taxes and insurance	477	406
Cash dividends paid	(29)	(29)

Net cash provided by financing activities	2,558	12,785

Change in Cash and Cash Equivalents	2,915	17,512
Cash and Cash Equivalents at Beginning of Year	20,853	9,709

Cash and Cash Equivalents at End of Quarter	$23,768	$27,221

Supplemental information:

Interest paid on deposits	$119	$185

Interest paid on borrowings	$327	$388

Income tax paid	$—	$250

Non-cash supplemental information:

Transfers from loans to other real estate owned	$69	$336

See notes to consolidated condensed financial statements.

(8)

AMERIANA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE A — BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Ameriana Bancorp (the “Company”) and its wholly-owned subsidiary Ameriana Bank (the “Bank”). The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency and Ameriana Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B — SHAREHOLDERS’ EQUITY

On March 26, 2013, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $29,000, was accrued for payment to shareholders of record on April 5, 2013 and was paid on April 26, 2013.

No stock options were granted or exercised during the first quarter of 2013.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended March 31,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$614	2,988,952	$0.21	$345	2,988,952	$0.12

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$614	2,988,952	$0.21	$345	2,988,952	$0.12

Options to purchase 141,982 and 163,482 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

(9)

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at March 31, 2013 and December 31, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$30,288	$619	$2	$30,905
Ginnie Mae collateralized mortgage obligations	2,518	—	12	2,506
Mutual fund	1,754	92	—	1,846

	$34,560	$711	$14	$35,257

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at March 31, 2013
Municipal securities	$2,348	$25	$—	$2,373

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,977	$917	$1	$34,893
Ginnie Mae collateralized mortgage obligations	2,562	—	8	2,554
Mutual fund	1,744	105	—	1,849

	$38,283	$1,022	$9	$39,296

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at December 31, 2012
Municipal securities	$2,349	$—	$—	$2,349

(10)

The amortized cost and fair value of securities at March 31, 2013 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	30,288	30,905
Ginnie Mae collateralized mortgage obligations	2,518	2,506
Mutual fund	1,754	1,846

	$34,560	$35,257

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	200	202
Five to ten years	446	450
After ten years	1,702	1,721

Municipal securities	$2,348	$2,373

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

Municipal Securities: The municipal securities at March 31, 2013 consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011.

Mutual fund: The mutual fund balance at March 31, 2013 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2013 and December 31, 2012 was $7,112,000 and $2,605,000, respectively, which was approximately 18.9% and 6.3%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

(11)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012 (dollars in thousands):

At March 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$4,606	$2	$—	$—	$4,606	$2
Ginnie Mae collateralized mortgage obligations	2,506	12	—	—	2,506	12

	$7,112	$14	$—	$—	$7,112	$14

At December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$51	$1	$—	$—	$51	$1
Ginnie Mae collateralized mortgage obligations	2,554	8	—	—	2,554	8

	$2,605	$9	$—	$—	$2,605	$9

Investment securities with a total market value of $9,320,000 and $9,185,000 were pledged at March 31, 2013 and December 31, 2012, respectively, to secure a repurchase agreement.

A gross gain of $92,000 resulting from sales of available-for-sale securities during the three-month period ended March 31, 2013, with a tax expenses of $31,000, compared to sales resulting in a gross gain of $89,000 for the three-month period ended March 31, 2012, with a tax expense of $30,000.

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)
	At March 31,	At December 31,
	2013	2012
Real estate loans:
Commercial	$107,967	$101,106
Residential	166,613	167,998
Construction	14,959	14,886
Commercial loans and leases	31,907	30,934
Municipal loans	1,177	1,187
Consumer loans	1,950	2,176

Total loans	324,573	318,287

Less:
Undisbursed loan proceeds	397	214
Deferred loan fees, net	703	629
Allowance for loan losses	3,926	4,239

	5,026	5,082

Total loans - net	$319,547	$313,205

(12)

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

(13)

The methodology employed by the CCO for each portfolio segment will at a minimum contain the following:

1)	Loans will be segmented by type of loan.

2)	Loans will be further segmented by risk grades.

3)	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the twelve quarters prior to the most recent quarter. In those instances, where the Bank’s historical experience is not available, the CCO will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price.

5)	All troubled debt restructurings (“TDR”) are considered impaired loans.

6)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

7)	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank. The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

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

(14)

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of March 31, 2013 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Three Months Ended March 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	$—	$81	$4,239
Provision (credit) for losses	(7)	206	(85)	83	—	58	255
Charge-offs (1)	(479)	(71)	—	(4)	—	(71)	(625)
Recoveries	—	34	8	2	—	13	57

Balance at end of period	$303	$1,673	$708	$1,161	$—	$81	$3,926

Ending allowance balance:
Individually evaluated for impairment	$129	$634	$307	$330	$—	$11	$1,411
Collectively evaluated for impairment	174	1,039	401	831	—	70	2,515

Total	$303	$1,673	$708	$1,161	$—	$81	$3,926

Ending loan balance:
Individually evaluated for impairment	$4,996	$7,136	$4,075	$944	$—	$48	$17,199
Collectively evaluated for impairment	102,971	159,477	10,884	30,963	1,177	1,902	307,374

Total	$107,967	$166,613	$14,959	$31,907	$1,177	$1,950	$324,573

The following table presents the balance and activity in allowance for loan losses as of March 31, 2012 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended March 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$584	$1,539	$1,150	$760	$—	$99	$4,132
Provision (credit) for losses	(60)	184	(74)	184	—	21	255
Charge-offs (1)	—	(250)	(10)	(89)	—	(16)	(365)
Recoveries	—	3	—	1	—	6	10

Balance at end of period	$524	$1,476	$1,066	$856	$—	$110	$4,032

(15)

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

(16)

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

(17)

Grade 10 — Loss

Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Quality Indicators

At March 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,233	$156,556	$11,124	$30,868	$1,177	$1,902	$301,860
Watch (Grade 6)	4,068	—	—	10	—	—	4,078
Special Mention (Grade 7)	2,295	3,737	—	85	—	—	6,117
Substandard (Grade 8)	1,017	2,673	1,651	—	—	—	5,341
Doubtful (Grade 9)	354	3,647	2,184	944	—	48	7,177
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$107,967	$166,613	$14,959	$31,907	$1,177	$1,950	$324,573

Loan Portfolio Quality Indicators

At December 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$90,422	$157,654	$10,604	$29,784	$1,187	$2,113	$291,764
Watch (Grade 6)	2,745	—	—	12	—	—	2,757
Special Mention (Grade 7)	2,456	3,767	—	91	—	—	6,314
Substandard (Grade 8)	5,129	2,701	1,907	80	—	—	9,817
Doubtful (Grade 9)	354	3,876	2,375	967	—	63	7,635
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$101,106	$167,998	$14,886	$30,934	$1,187	$2,176	$318,287

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

(18)

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Aging Analysis

At March 31, 2013

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$354	$354	$107,613	$107,967	$—
Residential	1,528	258	2,805	4,591	162,022	166,613	—
Construction	1,996	—	188	2,184	12,775	14,959	—
Commercial loans and leases	213	—	732	945	30,962	31,907	—
Municipal loans	—	—	—	—	1,177	1,177	—
Consumer loans	4	—	—	4	1,946	1,950	—

Total	$3,741	$258	$4,079	$8,078	$316,495	$324,573	$—

(A)	Includes $2,639,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,996,000 are construction loans, $480,000 are residential real estate loans, $160,000 are commercial loans, $3,000 are consumer loans.

Loan Portfolio Aging Analysis

At December 31, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$2	$—	$352	$354	$100,752	$101,106	$—
Residential	1,437	267	3,256	4,960	163,038	167,998	—
Construction	2,091	—	284	2,375	12,511	14,886	—
Commercial loans and leases	223	—	744	967	29,967	30,934	—
Municipal loans	—	—	—	—	1,187	1,187	—
Consumer loans	13	1	1	15	2,161	2,176	1

Total	$3,766	$268	$4,637	$8,671	$309,616	$318,287	$1

(A)	Includes $2,967,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,091,000 are construction loans, $647,000 are residential real estate loans, $223,000 are commercial loans, $4,000 are consumer loans and $2,000 is a commercial real estate loans.

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

(19)

The following table presents impaired loans as of March 31, 2013 (dollars in thousands):

Impaired Loans

At March 31, 2013

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,625	$4,104	N/A	$3,865	$16
Residential	—	—	N/A	—	—
Construction	240	240	N/A	240	1
Commercial loans and leases	—	—	N/A	—	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	$3,865	$4,344	N/A	$4,105	$17

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,371	$1,371	$129	$1,375	$17
Residential	7,136	7,444	634	7,284	39
Construction	3,835	4,158	307	3,939	26
Commercial loans and leases	944	982	330	955	—
Municipal loans	—	—	—	—	—
Consumer loans	48	48	11	55	—

Total	$13,334	$14,003	$1,411	$13,608	$82

All Impaired Loans	$17,199	$18,347	$1,411	$17,713	$99

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2013), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2013.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(20)

The following table presents impaired loans as of March 31, 2012 (dollars in thousands):

Impaired Loans

At March 31, 2012

	Three Months Ended March 31, 2012
	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—
Residential	—	—
Construction	—	—
Commercial loans and leases	—	—
Municipal loans	—	—
Consumer loans	—	—

Total	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$4,953	$44
Residential	6,162	21
Construction	3,632	3
Commercial loans and leases	844	5
Municipal loans	—	—
Consumer loans	41	—

Total	$15,632	$73

All Impaired Loans	$15,632	$73

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2012), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2012.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(21)

The following table presents impaired loans for the year ended December 31, 2012 (dollars in thousands):

Impaired Loans

At December 31, 2012

				Year Ended December 31, 2012
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

(22)

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

The following table presents the Company’s non-accrual loans at March 31, 2013 and December 31, 2012 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At March 31,	At December 31,
	2013	2012
Real estate loans:
Commercial	$354	$354
Residential	3,647	3,903
Construction	2,185	2,375
Commercial loans and leases	944	967
Municipal loans	—	—
Consumer loans	3	4

Total	$7,133	$7,603

Total non-accrual loans at March 31, 2013 and December 31, 2012 included $2,877,000 and $2,750,000 of TDRs, respectively.

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

(23)

Loans classified as a TDR during the three month periods ended March 31, 2013 and March 31, 2012, respectively, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	0	$—	$—	1	$141	$141
Residential	1	230	230	1	522	522
Construction	0	—	—	—	—	—
Commercial loans and leases	0	—	—	1	210	210
Municipal loans	0	—	—	—	—	—
Consumer loans	0	—	—	2	7	7

Total	0	$230	$230	5	$880	$880

There were no TDRs that had payment defaults during the three month periods ended March 31, 2013 and March 31, 2012, respectively. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

NOTE F — ACCOUNTING DEVELOPMENTS

•	Financial Accounting Standards Board (“FASB”)

•

Accounting Standards Update No. 2013-02; Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the Update do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this Update requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

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

(24)

•

Accounting Standards Update No. 2013-01; Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of transactions that are subject to the disclosures about offsetting. The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. Issued in December 2011, Update 2011-11 was the result of a joint project with the International Accounting Standards Board. Its objective was to improve transparency and comparability between U.S. GAAP and International Financial Reporting Standards by requiring enhanced disclosures about financial instruments and derivative instruments that are either (1) offset on the statement of financial position or (2) subject to an enforceable master netting arrangement or similar agreement. The Board undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. The Company has adopted the methodologies prescribed by this ASU by the date required, and the ASU did not have a material effect on its financial position or results of operations.

•

Accounting Standards Update No. 2013-04 — Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at March 31, 2013 and December 31, 2012 was $1,944,000 and $1,921,000, respectively. The expense for the plan was $55,000 and $56,000 for the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

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

(25)

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

The Company held no Level 3 securities in its available-for-sale portfolio on either March 31, 2013 or December 31, 2012.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$30,905	$—	$30,905	$—
Ginnie Mae collateralized mortgage obligations	2,506	—	2,506
Mutual fund	1,846	1,846	—	—

	$35,257	$1,846	$33,411	$—

At December 31, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,893	$—	$34,893	$—
Ginnie Mae collateralized mortgage obligations	2,554	—	2,554	—
Mutual fund	1,849	1,849	—	—

	$39,296	$1,849	$37,447	$—

Transfers between Levels

Transfers between levels did not occur during the three months ended March 31, 2013.

(26)

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balance for the three month periods ending March 31, 2013 and March 31, 2012 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Beginning balance	$—	$2,351
Total realized and unrealized gains and losses:
Included in net income	—	—
Included in other comprehensive income	—	13
Purchases, issuances and settlements	—	—
Transfers in or out of Level 3	—	—

Ending balance	$—	$2,364

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Collateral-Dependent Impaired Loans

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

Other Real Estate Owned

Other real estate owned (“OREO”) is carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of OREO is based on appraisals or evaluations. OREO is classified within Level 3 of the fair value hierarchy.

Appraisals of OREO are obtained when the real estate is acquired and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management.

(27)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2013:
Impaired loans	$7,936	$—	$—	$7,936
Other real estate owned	—	—	—	—

At December 31, 2012:
Impaired loans	$7,407	$—	$—	$7,407
Other real estate owned	1,165	—	—	1,165

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$7,936	Third party valuations	Discount to reflect realizable value	7.0% - 50.0%

Other real estate owned	—	Third party valuations	Discount to reflect realizable value	—

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$7,407	Third party valuations	Discount to reflect realizable value	7.0% - 50.0%

Other real estate owned	1,165	Third party valuations	Discount to reflect realizable value	7.0% - 16.2%

(28)

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at March 31, 2013:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$23,768	$23,768	$—	$—
Interest-bearing time deposits	4,463	4,483
Investment securities available for sale	35,257	1,846	33,411	—
Investment securities held to maturity	2,348	—	—	2,373
Loans held for sale	954	—	954	—
Loans	319,547	—	312,861	17,199
Stock in FHLB	4,472	—	4,472	—
Mortgage servicing rights	579	—	—	579
Interest and dividends receivable	966	—	966	—

Liabilities
Deposits	358,737	226,453	133,907	—
Borrowings	45,810	—	36,904	4,489
Drafts payable	1,319	—	1,319	—
Interest and dividends payable	390	—	390	—

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at December 31, 2012:

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

(29)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents and Stock in FHLB: The carrying amounts reported in the consolidated balance sheets approximate those assets’ fair values.

Interest-bearing time deposits: The carrying amounts reported in the condensed consolidated balance sheets approximate those assets’ fair values.

Held to maturity securities: The carrying amount reported in the condensed consolidated balance sheets for December 31, 2012, the date the securities were reclassified from available for sale, represents the approximate fair value and became the new amortized cost basis as of that date. The carrying amount for March 31, 2013 represents the amortized cost balance as of that date.

Loans Held for Sale: The carrying amounts reported in the condensed consolidated balance sheets approximate those assets’ fair values.

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

NOTE I — COLLATERAL FOR LETTERS OF CREDIT

As of March 31, 2013, there were three outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $21.1 million that the Company had collateralized with residential mortgage loans.

(30)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information.

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

(31)

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

Executive Overview of the First Quarter of 2013

The Company recorded net income of $614,000, or $0.21 per share, for the three-month period ended March 31, 2013, which represented a $269,000, or 78.0%, improvement over the first quarter of 2012.

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share.

•

At March 31, 2013 the Bank’s tier 1 leverage ratio was 9.31%, the tier 1 risk-based capital ratio was 13.04%, and the total risk-based capital ratio was 14.30%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the first quarter of 2013 represented an increase of $28,000, or 0.8%, over the same quarter of 2012, that resulted from a $8.1 million, or 2.1%, growth in average interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.73% on a fully tax-equivalent basis for the first quarter of 2013 was 3 basis points lower than the same period in 2012. The decrease was due primarily to market conditions that continue to put pressure on the average yield from interest-earning assets.

•	The Bank recorded a $255,000 provision for loan losses in the first quarter of 2013, which was equal to both the provision for the prior quarter and the provision for the first quarter of 2012.

•	Other income of $1.5 million for the first quarter of 2013 represented a $232,000 increase from the same quarter of 2012.

•

Net losses on other real estate owned in the first quarter of 2013 totaled $1,000, compared with $156,000 in the same quarter a year earlier that included a $130,000 write-down of an uncompleted apartment project.

•

A $37,000 increase in brokerage and insurance commissions related primarily to a $42,000 increase over the same quarter a year earlier in the contingency bonus received by the Bank’s insurance subsidiary that resulted from better claims loss experience on insured properties.

•	A $25,000 increase in gains on sales of loans and servicing rights resulted from better pricing received, notwithstanding a lower dollar amount of total sales than the year earlier quarter.

•

Other expense for the first quarter of 2013 of $4.0 million was $159,000, or 3.9%, lower than the same quarter in 2012, primarily as a result of a $90,000 decrease in salaries and employee benefits that included a $74,000 reduction in the cost of the frozen defined benefit pension plan, and a $65,000 reduction in other real estate owned expense.

•

The Company had income before income taxes of $826,000 for the first quarter of 2013, but recorded income tax expense of $212,000, an effective rate of only 25.7% that was due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

(32)

For the first quarter of 2013, total assets increased by $3.2 million, or 0.7%, to $449.0 million from $445.8 million at December 31, 2012:

•

Investments in interest-bearing demand deposits increased $3.6 million from $14.3 million at December 31, 2012 to $17.9 million at March 31, 2013, of which $17.7 million was invested at the Federal Reserve Bank of Chicago and $151,000 at the Federal Home Loan Bank of Indianapolis.

•

At March 31, 2013, the Bank held $4.5 million in FDIC insured bank certificates of deposit, all of which were added during the third quarter of 2012, which had a weighted-average rate of 0.86% and a weighted-average remaining life of about 1.5 years.

•	There was essentially no change in the $2.3 million investment securities held to maturity portfolio, which consists of local municipal securities, with only amortization of $1,000 during the quarter.

•

A $4.0 million decrease in the investment securities available-for-sale portfolio during the first quarter of 2013 to $35.3 million, which consisted almost totally of mortgage-backed securities insured by either Ginnie Mae, FNMA or FHLMC, resulted primarily from sales of $3.7 million, $2.4 million of principal repayments, and a $316,000 decrease in unrealized gains, partly offset by one $2.4 million purchase.

•

Net loans receivable of $319.5 million at March 31, 2013 represented an increase of $6.3 million, or 2.0%, for the first quarter of 2013, which resulted primarily from $6.9 million growth in commercial real estate loans and a $973,000 increase in other commercial loans, partially offset by a $1.4 million decline in residential real estate loans related primarily to the Bank’s mortgage banking strategy for the quarter.

•	Total non-performing loans of $7.1 million, or 2.2% of total net loans at March 31, 2013, represented a decrease of $471,000 from December 31, 2012.

•	The allowance for loan losses of $3.9 million at March 31, 2013 was 1.21% of total loans and 55.04% of non-performing loans, compared to 1.33% and 55.75%, respectively, at December 31, 2012.

•	The recorded value of Bank owned life insurance was $27.2 million at March 31, 2013, with the $183,000 change for the quarter representing the increase in cash surrender value.

•

Other real estate owned of $6.1 million at March 31, 2013 represented a $206,000 decrease from December 31, 2012 that was primarily the net result of three sales and one addition of single-family properties.

•

During the first quarter of 2013, total deposits increased by $2.0 million, or 0.6%, to $358.7 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. This strategy, coupled with customers continuing to migrate to more liquid deposit products due primarily to the low interest rate environment, resulted in an $8.2 million increase in checking, money market and savings balances, and a $6.2 million decrease in certificates of deposit.

•	There was no change in the total amount or weighted average cost of borrowed money at March 31, 2013 from December 31, 2012.

•	Total shareholders’ equity of $36.9 million at March 31, 2013 represented an increase of $375,000 over the total for December 31, 2012.

(33)

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

Strategic Issues

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into Indianapolis, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, half of our banking centers are located in the Indianapolis metropolitan area. These banking centers are focused on generating new deposits and lending relationships, where significant opportunities exist to win market share from smaller institutions lacking the depth of financial products and services, and large institutions that have concentrated on large business customers.

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in the Indianapolis metropolitan area, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold primarily due to the economic environment. On October 13, 2012, the Bank closed the McCordsville Banking Center. The opening of the Fishers Banking Center in 2008, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a new convenient location. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery continued to move slowly through the first quarter of 2013. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Earnings pressure is expected to continue as the uncertain economy maintains stress on credit quality and new loan rates. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies, combined with the low interest rate environment, has positively impacted net interest income. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

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

(34)

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the subjective nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger, non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment. Future adjustments to the allowance for loan losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments at the time of their examination.

(35)

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At March 31, 2013 and December 31, 2012, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at March 31, 2013.

(36)

FINANCIAL CONDITION

Total assets of $449.0 million at March 31, 2013 represented an increase of $3.2 million, or 0.7%, from the December 31, 2012 total of $445.8 million. The increase resulted primarily from growth in loans with additional funds provided through the Bank’s growth in deposit accounts.

Cash and cash equivalents increased $2.9 million to $23.8 million at March 31, 2013 from the December 31, 2012 total of $20.9 million. Included in the total at March 31, 2013 was $17.7 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

At March 31, 2013, the Bank held $4.5 million in FDIC insured bank certificates of deposit which had a weighted-average rate of 0.86% and a weighted-average remaining life of approximately 1.5 years. $5.7 million of certificates of deposit had been added in the third quarter of 2012, with the initial maturities in the first quarter of 2013. The matured certificates of deposit were not replaced due to low reinvestment rates.

Investment securities available-for-sale decreased by $4.0 million to $35.3 million at March 31, 2013 from $39.3 million at December 31, 2012. The decrease resulted primarily from two sales of mortgage-backed securities totaling $3.7 million, $2.4 million of principal repayments on mortgage-backed securities, and a $316,000 decrease in unrealized gains, partly offset by one mortgage-backed securities purchase of $2.4 million. All mortgage-backed securities, which totaled $33.4 million at March 31, 2013, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

There was essentially no change in the $2.3 million investment securities held to maturity portfolio, which consists of local municipal securities, with only amortization of $1,000 during the quarter.

Net loans receivable increased by $6.3 million, or 2.0%, to $319.5 million at March 31, 2013 from $313.2 million at December 31, 2012. This growth was due mostly to a $6.9 million, or 6.8%, increase in commercial real estate loans and a $973,000 increase in other commercial loans, which was partially offset by a $1.4 million decline in residential real estate loans that resulted primarily from sales of new production loans into the secondary market totaling $4.5 million. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.4 million at March 31, 2013 represented a $185,000 decrease from $14.5 million at December 31, 2012. The net decrease was a result of $251,000 of depreciation for the three months ended March 31, 2013 exceeding capital expenditures of $66,000 for the period.

Goodwill was $656,000 at March 31, 2013, unchanged from December 31, 2012. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment as of March 31, 2013.

We have investments in life insurance on employees and directors with a balance or cash surrender value of $27.2 million and $27.0 million at March 31, 2013 and December 31, 2012, respectively. The non-taxable increase in cash surrender value of this life insurance was $183,000 for the three months of 2013, compared to $193,000 for the same period a year earlier.

Other real estate owned totaled $6.1 million at March 31, 2013, a $206,000 decrease from $6.3 million at December 31, 2012. Sales of three single-family properties with an aggregate book value of $232,000 and one $69,000 addition of a single-family property occurred during the three-month period ended March 31, 2013. The sales together with a small recovery on a prior year sale resulted in a net loss of $1,000, and there were no write-downs of other real estate owned during the three-month period ended March 31, 2013.

Other assets of $9.9 million at March 31, 2013 represented a $669,000 reduction from December 31, 2012, that included a $141,000 decrease in prepaid FDIC insurance premiums, and the return of a $128,000 reserve related to the Company’s employee health insurance program.

(37)

Total deposits of $358.7 million at March 31, 2013 represented an increase of $2.0 million, or 0.6%, from $356.7 million at December 31, 2012, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships. During the first three months of 2013, checking, money market and savings balances increased $8.2 million, while certificate of deposit balances decreased $6.2 million, as customers continued to migrate to more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $45.8 million at March 31, 2013 was unchanged from December 31, 2012. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.3 million at March 31, 2013 increased $76,000 from $1.2 million at December 31, 2012. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $36.9 million at March 31, 2013 represented a $375,000 increase over the total of $36.5 million at December 31, 2012. The increase resulted from net income of $614,000 partly offset by a $210,000 decrease in unrealized gains net of income tax related to the Bank’s available-for-sale investment securities portfolio, and by $29,000 in dividends declared during the three-month period ended March 31, 2013. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

First Quarter of 2013 compared to the First Quarter of 2012

The Company recorded net income of $614,000, or $0.21 per diluted share, for the first quarter of 2013, compared to net income of $345,000, or $0.12 per diluted share, for the first quarter of 2012.

The earnings growth of $269,000, or 78.0%, for the first quarter of 2013 compared to the same quarter a year earlier was related primarily to a $155,000 reduction in the net loss from sales and write-downs of other real estate owned, and a $159,000 decrease in non-interest expense.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.5 million for the first quarter of 2013 represented an increase of $28,000, or 0.8%, compared to the same period of 2012, that resulted from $8.1 million growth in average interest-earning assets to $385.6 million, a 2.1% increase over the same period of 2011. Net interest margin on a fully tax-equivalent basis for the first quarter of 2013 of 3.73% was 3 basis points lower than the year earlier period. The Bank was able to stabilize net interest income as it benefited from the growth in interest-earning assets, coupled with certain market conditions that allowed it to decrease its cost of funds, primarily through the re-pricing of deposit accounts in a relatively stable low interest rate environment. This was offset by a decrease in the average yield on interest-earning assets due to market conditions.

Tax-exempt interest was $40,000 for the first quarter of 2013 compared to $37,000 for the same period of 2012, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $17,000 and $16,000 for the first quarter of 2013 and 2012, respectively.

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

(38)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended March 31,
	2013	2012
Balance at beginning of quarter	$4,239	$4,132
Provision for loan losses	255	255
Charge-offs	(625)	(365)
Recoveries	57	10

Net charge-offs	(568)	(355)

Balance at end of period	$3,926	$4,032

Allowance to total loans	1.21%	1.28%

Allowance to non-performing loans	55.04%	46.78%

We recorded a provision for loan losses of $255,000 for the first quarter of both 2013 and 2012, which is reflective of the continuing pressure of economic conditions on credit quality, including an elevated amount of non-performing loans. Total charge-offs of $625,000 for the first quarter of 2013 included loans with specific reserves totaling $572,000 at December 31, 2012.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	March 31,
	2013	2012

Loans accounted for on a non-accrual basis	$7,133	$8,507

Accruing loans contractually past due 90 days or more	—	113

Total of non-accrual and 90 days or more past due loans (1)	$7,133	$8,620

Percentage of total net loans	2.23%	2.74%

Other non-performing assets (2)	$6,120	$7,545
Total non-performing assets	$13,253	$16,165

Percentage of total assets	2.95%	3.65%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,877	$2,322
Total troubled debt restructurings	$11,739	$9,325

(1)	Total non-accrual loans and accruing loans 90 days or more past due at March 31, 2013 included $2.9 million of troubled debt restructurings, which consisted of a $1.0 million residential construction loan, a loan of $949,000 on developed commercial land, four residential non-construction loans totaling $556,000, four commercial loans totaling $322,000, and two consumer loans totaling $3,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $3.9 million at March 31, 2013 was $106,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio increased from 46.78% at March 31, 2012 to 55.04% at March 31, 2013 due to a lower total of non-performing loans. Non-performing loans of $7.1 million at March 31, 2013 represented a $1.5 million decrease from the total of $8.6 million at March 31, 2012, and a $471,000 decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at March 31, 2013 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

(39)

Total charge-offs of $625,000 for the first quarter of 2013 included $479,000, fully reserved at December 31, 2012, related to a hotel in northern Indiana.

At March 31, 2013, the Bank had $11.7 million in loans categorized as troubled debt restructurings, with twelve loans for $2.9 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $11.7 million included $3.9 million related to the hotel in northern Indiana, twenty-three loans on single-family residential properties totaling $4.0 million, two loans totaling $2.4 million for developed commercial land, a $1.0 million construction loan on a residential condominium project, four commercial loans totaling $322,000, a commercial real estate loan for $28,000, and two consumer loans totaling $3,000.

Other Income

The Company recorded other income of $1.5 million for the first quarter of 2013, an increase of $232,000, or 18.1%, from the total for the same period a year earlier that resulted primarily from the following changes:

•

A $155,000 reduction in the net loss from sales and write-downs of other real estate owned to $1,000 for the first quarter of 2013 from a net loss of $156,000 for the first quarter of 2012 that included a $130,000 write-down of an uncompleted apartment project;

•

A $37,000 increase in brokerage and insurance commissions to $449,000 for the first quarter of 2013 from $412,000 for the year earlier quarter, that was due primarily to a $42,000 increase in the contingency bonus received by the Bank’s insurance subsidiary that resulted from better claims loss experience on insured properties; and

•

A $25,000 increase in gains on sales of loans and servicing rights to $157,000 from $132,000 for the first quarter of 2012 that resulted from better pricing received, notwithstanding a lower dollar amount of total sales than the year earlier quarter.

Other Expense

Total other expense of $4.0 million for the first quarter of 2013 was $159,000, or 3.9%, lower than the first quarter of 2012, with the following major differences:

•	A $90,000 decrease in salaries and employee benefits to $2.2 million that resulted primarily from a $74,000 reduction in the cost of the Company’s frozen defined benefit pension plan;

•

A $65,000 decrease in other real estate owned expense to $80,000 that resulted primarily from a lower average dollar amount of foreclosed properties than the year earlier quarter, and additional costs recorded in the quarter ended March 31, 2012 related to the sale of a foreclosed golf course in December of 2011.

Income Tax Expense

The Company recorded income tax expense of $212,000 on pre-tax income of $826,000 for the three-month period ended March 31, 2013, compared to income tax expense of $78,000 on pre-tax income of $423,000 for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

(40)

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

At March 31, 2013, we had $23.6 million in loan commitments outstanding and $50.1 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of March 31, 2013 totaled $68.2 million, or 19.0% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2014. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at March 31, 2013 or at December 31, 2012.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first three months of 2013, net loans receivable increased by $6.3 million, or 2.0%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $2.0 million, or 0.6%, and total FHLB advances were unchanged during the first three months of 2013.

(41)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At March 31, 2013 and December 31, 2012, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2013 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

March 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,101	14.30%	$25,224	8.00%	$31,530	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$41,119	13.04%	$12,612	4.00%	$18,918	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$41,119	9.31%	$13,245	3.00%	$22,075	5.00%

December 31, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$44,797	14.45%	$24,798	8.00%	$30,998	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$40,870	13.18%	$12,399	4.00%	$18,599	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$40,870	9.31%	$13,167	3.00%	$21,945	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

March 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,456	14.27%	$25,491	8.00%	$31,864	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$41,474	13.02%	$12,746	4.00%	$19,118	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$41,474	9.39%	$13,254	3.00%	$22,090	5.00%

(42)

December 31, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,072	14.39%	$25,058	8.00%	$31,322	10.00%

Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$41,145	13.14%	$12,529	4.00%	$18,793	6.00%

Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$41,145	9.37%	$13,176	3.00%	$21,960	5.00%

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable as issuer is a smaller reporting company.

ITEM 4 — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate to allow timely discussions regarding required disclosures. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, but our principal executive and principal financial officers have concluded that our disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

(43)

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2013, and at March 31, 2013 had no approved repurchase plans or programs.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 — MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 — OTHER INFORMATION

Not Applicable

ITEM 6 — EXHIBITS

No.	Description

10	Standstill Agreement, dated March 26, 2013, by and among Ameriana Bancorp, Financial Edge Fund, L.P., Financial Edge – Strategic Fund, L.P., PL Capital/Focused Fund, L.P., Goodbody/PL Capital L.P., PL Capital, LLC, PL Capital Advisers, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101 *	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

*	Furnished, not filed.
(1)	Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 26, 2013

(44)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	May 8, 2013	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE:	May 8, 2013	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

(45)