Form 10-Q
period 2013-06-30
AMERIANA BANCORP
filed 2013-08-09
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At August 9, 2013, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash on hand and in other institutions	$6,015	$6,589
Interest-bearing demand deposits	24,098	14,264

Cash and cash equivalents	30,113	20,853
Interest-bearing time deposits	3,718	5,704
Investment securities available for sale, at fair value	31,618	39,296
Investment securities held to maturity, at amortized cost	2,348	2,349
Loans held for sale	676	797
Loans, net of allowance for loan losses of $3,954 and $4,239	313,558	313,205
Premises and equipment, net	14,919	14,540
Stock in Federal Home Loan Bank, at cost	4,472	4,472
Goodwill	656	656
Cash value of life insurance	27,379	27,011
Other real estate owned	6,130	6,326
Other assets	9,694	10,554

Total assets	$445,281	$445,763

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$56,609	$53,024
Interest-bearing	298,408	303,679

Total deposits	355,017	356,703
Borrowings	45,810	45,810
Drafts payable	1,586	1,243
Other liabilities	5,928	5,461

Total liabilities	408,341	409,217

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,052	1,052
Retained earnings	35,678	34,592
Accumulated other comprehensive (loss) income	(6)	686
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	36,940	36,546

Total liabilities and shareholders’ equity	$445,281	$445,763

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$4,014	$4,227	$8,035	$8,448
Interest on mortgage-backed securities	142	231	310	475
Interest on investment securities	43	46	87	92
Other interest and dividend income	62	51	120	99

Total interest income	4,261	4,555	8,552	9,114

Interest Expense
Interest on deposits	415	627	847	1,281
Interest on borrowings	332	386	662	774

Total interest expense	747	1,013	1,509	2,055

Net Interest Income	3,514	3,542	7,043	7,059
Provision for loan losses	210	380	465	635

Net Interest Income After Provision for Loan Losses	3,304	3,162	6,578	6,424

Other Income
Other fees and service charges	643	592	1,181	1,114
Brokerage and insurance commissions	387	380	836	792
Net realized and recognized gains on available-for-sale investment securities (includes $92 and $89 for the six months ended June 30, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications)	—	—	92	89
Gains on sales of loans and servicing rights	163	134	320	266
Net loss from sales and write-downs of other real estate owned	(1)	(15)	(2)	(171)
Other real estate owned income	57	60	115	140
Increase in cash value of life insurance	185	197	368	390
Other	35	4	71	12

Total other income	1,469	1,352	2,981	2,632

Other Expense
Salaries and employee benefits	2,227	2,239	4,419	4,521
Net occupancy expense	360	391	762	809
Furniture and equipment expense	232	168	443	371
Legal and professional fees	164	162	325	310
FDIC deposit insurance premiums and assessments	148	148	295	293
Data processing expense	234	192	440	380
Printing and office supplies	79	68	142	145
Marketing expense	72	81	160	173
Other real estate owned expense	103	36	183	181
Other	455	450	865	871

Total other expense	4,074	3,935	8,034	8,054

Income Before Income Taxes	699	579	1,525	1,002
Income tax (includes $31 and $30 for the six months ended June 30, 2013 and 2012, respectively, related to income tax expense from reclassification items)	168	126	380	204

Net Income	$531	$453	$1,145	$798

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Basic Earnings Per Share	$0.18	$0.15	$0.38	$0.27

Diluted Earnings Per Share	$0.18	$0.15	$0.38	$0.27

Dividends Declared Per Share	$0.01	$0.01	$0.02	$0.02

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$531	$453	$1,145	$798

Unrealized (depreciation) appreciation on available-for-sale securities, net of tax benefit $248 and tax expense of $144 for the three months ended June 30, 2013 and June 30, 2012, respectively, and net of tax benefit of $322 and tax expense of $163 for the six months ended June 30, 2013 and June 30, 2012, respectively	(482)	279	(631)	316

Less: reclassification adjustment for realized gains included in net income, net of taxes of $31 and $30 for the six months ended June 30, 2013 and June 30, 2012, respectively	—	—	61	59

Other comprehensive (loss) income	(482)	279	(692)	257

Comprehensive Income	$49	$732	$453	$1,055

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2013

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$3,214	$1,052	$34,592	$686	$(2,998)	$36,546
Net Income	—	—	1,145	—	—	1,145

Other comprehensive loss	—	—	—	(692)	—	(692)
Dividends declared ($0.02 per share)	—	—	(59)	—	—	(59)

Balance at June 30, 2013	$3,214	$1,052	$35,678	$(6)	$(2,998)	$36,940

See notes to consolidated condensed financial statement.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$1,145	$798
Items not requiring (providing) cash
Provision for losses on loans	465	635
Depreciation and amortization	770	681
Increase in cash value of life insurance	(368)	(390)
Gain from sale of available-for-sale securities	(92)	(89)
Loss on sale or write-down of other real estate owned	2	171
Mortgage loans originated for sale	(9,199)	(11,020)
Proceeds from sales of mortgage loans originated for sale	9,520	10,392
Gains on sales of mortgage loans and servicing rights	(320)	(266)
Decrease in accrued interest payable	(1)	(7)
Other adjustments	1,883	914

Net cash provided by operating activities	3,805	1,819

Investing Activities
Purchase of securities	(5,688)	(7,434)
Proceeds/principal from the sale of securities	7,589	4,850
Net change in interest-bearing time deposits	1,986	—
Principal collected on mortgage-backed securities	4,580	3,225
Net change in loans	(1,084)	6,743
Proceeds from sales of other real estate owned	415	347
Net purchases and construction of premises and equipment	(876)	(278)
Other investing activities	—	1

Net cash provided by investing activities	6,922	7,454

Financing Activities
Net change in demand and savings deposits	5,491	24,510
Net change in certificates of deposit	(7,177)	(634)
Increase (decrease) in drafts payable	343	(1,157)
Repayment of long-term borrowings	—	(4,000)
Net change in advances by borrowers for taxes and insurance	(65)	70
Cash dividends paid	(59)	(60)

Net cash provided by (used in) financing activities	(1,467)	18,729

Change in Cash and Cash Equivalents	9,260	28,002
Cash and Cash Equivalents at Beginning of Year	20,853	9,709

Cash and Cash Equivalents at End of Quarter	$30,113	$37,711

Supplemental information:

Interest paid on deposits	$845	$1,284

Interest paid on borrowings	$665	$779

Income tax paid	$7	$345

Non-cash supplemental information:

Transfers from loans to other real estate owned	$266	$1,441

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B — SHAREHOLDERS’ EQUITY

On June 24, 2013, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on July 5, 2013 and was paid on July 26, 2013.

No stock options were granted or exercised during the second quarter of 2013.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended June 30,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$531	2,988,952	$0.18	$453	2,988,952	$0.15

Effect of dilutive stock options	—	73		—	—

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$531	2,989,025	$0.18	$453	2,988,952	$0.15

	(In thousands, except share data)
	Six Months Ended June 30,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$1,145	2,988,952	$0.38	$798	2,988,952	$0.27

Effect of dilutive stock options	—	—		—	—

Diluted Earnings Per Share: Income available to common shareholders	$1,145	2,988,952	$0.38	$798	2,988,952	$0.27

(9)

Options to purchase 138,982 shares of common stock at exercise prices of $12.43 to $15.56 per share and 158,482 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2013 and December 31, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,419	$220	$210	$27,429
Ginnie Mae collateralized mortgage obligations	2,467	—	74	2,393
Mutual fund	1,764	32	—	1,796

	$31,650	$252	$284	$31,618

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at June 30, 2013
Municipal securities	$2,348	$6	$—	$2,354

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,977	$917	$1	$34,893
Ginnie Mae collateralized mortgage obligations	2,562	—	8	2,554
Mutual fund	1,744	105	—	1,849

	$38,283	$1,022	$9	$39,296

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at December 31, 2012
Municipal securities	$2,349	$—	$—	$2,349

(10)

The amortized cost and fair value of securities at June 30, 2013 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	27,419	27,429
Ginnie Mae collateralized mortgage obligations	2,467	2,393
Mutual fund	1,764	1,796

	$31,650	$31,618

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	200	201
Five to ten years	446	447
After ten years	1,702	1,706

Municipal securities	$2,348	$2,354

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

Municipal Securities: The municipal securities at June 30, 2013 consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011.

Mutual fund: The mutual fund balance at June 30, 2013 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2013 and December 31, 2012 was $18,400,000 and $2,605,000, respectively, which was approximately 54.2% and 6.3%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

(11)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012 (dollars in thousands):

At June 30, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$16,006	$210	$—	$—	$16,006	$210
Ginnie Mae collateralized mortgage obligations	2,394	74	—	—	2,394	74

	$18,400	$284	$—	$—	$18,400	$284

At December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$51	$1	$—	$—	$51	$1
Ginnie Mae collateralized mortgage obligations	2,554	8	—	—	2,554	8

	$2,605	$9	$—	$—	$2,605	$9

Investment securities with a total market value of $9,303,000 and $9,185,000 were pledged at June 30, 2013 and December 31, 2012, respectively, to secure a repurchase agreement.

A gross gain of $11,000 and a gross loss of $11,000 resulting from sales of available-for-sale securities were realized during the three-month period ended June 30, 2013, compared to no sales of available securities during the three-month period ended June 30, 2012.

A gross gain of $103,000 and a gross loss of $11,000 resulting from sales of available-for-sale securities were realized during the six-month period ended June 30, 2013, with a tax expense of $31,000, compared to sales resulting in a gross gain of $89,000 for the six-month period ended June 30, 2012, with a tax expense of $30,000.

(12)

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At June 30,	At December 31,
	2013	2012
Real estate loans:
Commercial	$105,133	$101,106
Residential	160,743	167,998
Construction	14,690	14,886
Commercial loans and leases	34,832	30,934
Municipal loans	1,177	1,187
Consumer loans	1,923	2,176

Total loans	318,498	318,287

Less:
Undisbursed loan proceeds	294	214
Deferred loan fees, net	692	629
Allowance for loan losses	3,954	4,239

	4,940	5,082

Total loans - net	$313,558	$313,205

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

(13)

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

The methodology employed by the Bank for each portfolio segment will at a minimum contain the following:

1)	Loans will be segmented by type of loan.

2)	Loans will be further segmented by risk grades.

3)	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the twelve quarters prior to the most recent quarter. In those instances, where the Bank’s historical experience is not available, management will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price.

5)	All troubled debt restructurings (“TDR”) are considered impaired loans.

6)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

7)	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank. The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Bank over the twelve quarters prior to the most recent quarter. Management believes the historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed.

Management also factors in the following qualitative considerations:

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

(14)

The following table presents the balance and activity in allowance for loan losses as of June 30, 2013 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$303	$1,673	$708	$1,161	$—	$81	$3,926
Provision (credit) for losses	156	22	52	(27)	—	7	210
Charge-offs (1)	—	(66)	(2)	(127)	—	(14)	(209)
Recoveries	—	2	11	7	—	7	27

Balance at end of quarter	$459	$1,631	$769	$1,014	$—	$81	$3,954

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of June 30, 2013 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Six Months Ended June 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	$—	$81	$4,239
Provision (credit) for losses	149	283	(33)	56	—	10	465
Charge-offs (1)	(479)	(192)	(2)	(131)	—	(30)	(834)
Recoveries	—	36	19	9	—	20	84

Balance at end of period	$459	$1,631	$769	$1,014	$—	$81	$3,954

Ending allowance balance:
Individually evaluated for impairment	$134	$648	$328	$209	$—	$9	$1,328
Collectively evaluated for impairment	325	983	441	805	—	72	2,626

Total	$459	$1,631	$769	$1,014	$—	$81	$3,954

Ending loan balance:
Individually evaluated for impairment	$4,977	$6,558	$3,993	$781	$—	$53	$16,362
Collectively evaluated for impairment	100,156	154,185	10,697	34,051	1,177	1,870	302,136

Total	$105,133	$160,743	$14,690	$34,832	$1,177	$1,923	$318,498

(15)

The following table presents the balance and activity in allowance for loan losses as of June 30, 2012 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$524	$1,476	$1,066	$856	$—	$110	$4,032
Provision (credit) for losses	302	7	68	(10)	—	13	380
Charge-offs (1)	(53)	(67)	(186)	—	—	(18)	(324)
Recoveries	—	2	6	1	—	6	15

Balance at end of quarter	$773	$1,418	$954	$847	$—	$111	$4,103

Allowance for Loan Losses

For Six Months Ended June 30, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$584	$1,539	$1,150	$760	$—	$99	$4,132
Provision (credit) for losses	242	191	(6)	174	—	34	635
Charge-offs (1)	(53)	(317)	(196)	(89)	—	(34)	(689)
Recoveries	—	5	6	2	—	12	25

Balance at end of period	$773	$1,418	$954	$847	$—	$111	$4,103

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

(16)

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

Grade 5 —Marginal Quality (Pass)

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

(17)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Quality Indicators

At June 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$99,204	$151,283	$10,933	$33,967	$1,177	$1,870	$298,434
Watch (Grade 6)	2,297	164	—	4	—	—	2,465
Special Mention (Grade 7)	2,280	3,543	—	80	—	—	5,903
Substandard (Grade 8)	1,001	2,430	1,634	—	—	—	5,065
Doubtful (Grade 9)	351	3,323	2,123	781	—	53	6,631
Loss (Grade 10)	—	—	—	——	—	—	—

Total	$105,133	$160,743	$14,690	$34,832	$1,177	$1,923	$318,498

(18)

Loan Portfolio Quality Indicators

At December 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$90,422	$157,654	$10,604	$29,784	$1,187	$2,113	$291,764
Watch (Grade 6)	2,745	—	—	12	—	—	2,757
Special Mention (Grade 7)	2,456	3,767	—	91	—	—	6,314
Substandard (Grade 8)	5,129	2,701	1,907	80	—	—	9,817
Doubtful (Grade 9)	354	3,876	2,375	967	—	63	7,635
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$101,106	$167,998	$14,886	$30,934	$1,187	$2,176	$318,287

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Aging Analysis

At June 30, 2013

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$352	$352	$104,781	$105,133	$—
Residential	1,158	213	2,552	3,923	156,820	160,743	—
Construction	1,960	—	188	2,148	12,542	14,690	—
Commercial loans and leases	203	—	578	781	34,051	34,832	—
Municipal loans	—	—	—	—	1,177	1,177	—
Consumer loans	13	—	—	13	1,910	1,923	—

Total	$3,334	$213	$3,670	$7,217	$311,281	$318,498	$—

(A)	Includes $1,858,000 in loans classified as nonaccrual that are less than 30 days past due, of which $896,000 are construction loans, $766,000 are residential real estate loans, $195,000 are commercial loans and $1,000 are consumer loans.

(19)

Loan Portfolio Aging Analysis

At December 31, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$2	$—	$352	$354	$100,752	$101,106	$—
Residential	1,437	267	3,256	4,960	163,038	167,998	—
Construction	2,091	—	284	2,375	12,511	14,886	—
Commercial loans and leases	223	—	744	967	29,967	30,934	—
Municipal loans	—	—	—	—	1,187	1,187	—
Consumer loans	13	1	1	15	2,161	2,176	1

Total	$3,766	$268	$4,637	$8,671	$309,616	$318,287	$1

(A)	Includes $2,967,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,091,000 are construction loans, $647,000 are residential real estate loans, $223,000 are commercial loans, $4,000 are consumer loans and $2,000 is a commercial real estate loan.

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

(20)

The following table presents impaired loans as of June 30, 2013 (dollars in thousands):

Impaired Loans

At June 30, 2013

				Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,625	$4,104	N/A	$3,625	$45	$3,745	$92
Residential	—	—	N/A	—	—	—	—
Construction	237	237	N/A	238	3	239	6
Commercial loans and leases	—	—	N/A	—	—	—	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	$3,862	$4,341	N/A	$3,863	$48	$3,984	$98

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,352	$1,352	$134	$1,361	$17	$1,368	$34
Residential	6,558	6,891	648	6,846	45	7,065	84
Construction	3,756	4,120	328	3,797	26	3,868	52
Commercial loans and leases	781	950	209	863	—	909	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	53	53	9	51	—	53	—

Total	$12,500	$13,366	$1,328	$12,918	$88	$13,263	$170

All Impaired Loans	$16,362	$17,707	$1,328	$16,781	$136	$17,247	$268

(1)	Includes all loans that were classified as impaired at any time during the three-month and six-month periods (not just impaired loans at June 30, 2013), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and six months ended June 30, 2013.

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

(23)

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

The following table presents the Company’s non-accrual loans at June 30, 2013 and December 31, 2012 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At June 30,	At December 31,
	2013	2012
Real estate loans:
Commercial	$352	$354
Residential	3,323	3,903
Construction	2,122	2,375
Commercial loans and leases	781	967
Municipal loans	—	—
Consumer loans	1	4

Total	$6,579	$7,603

Total non-accrual loans at June 30, 2013 and December 31, 2012 included $2,786,000 and $2,750,000 of TDRs, respectively.

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

(24)

Loans classified as a TDR during the three-month and six-month periods ended June 30, 2013 and June 30, 2012, respectively, segregated by class, are shown in the tables below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	—	$—	$—
Residential	—	—	—	1	230	230
Construction	—	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—	—
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	—	$—	$—	1	$230	$230

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	1	$141	$141
Residential	3	1,111	1,111	4	1,633	1,633
Construction	1	1,940	1,940	1	1,940	1,940
Commercial loans and leases	—	—	—	1	210	210
Municipal loans	—	—	—	—	—	—
Consumer loans	1	2	2	3	9	9

Total	5	$3,053	$3,053	10	$3,933	$3,933

(25)

Troubled debt restructured loans that had payment defaults during the three-month and six-month periods June 30, 2012, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring. There were no troubled debt restructured loans with payment defaults during the three-month and six-month periods ended June 30, 2013.

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

•

Accounting Standards Update No. 2013-04 – Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D – Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

•

Accounting Standards Update No. 2013-07 – Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210 – Presentation of Financial Statements (Topic 205), which has been deleted.

(26)

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at June 30, 2013 and December 31, 2012 was $1,967,000 and $1,921,000, respectively. The expense for the plan was $54,000 and $56,000 for the three-month periods ended June 30, 2013 and June 30, 2012, respectively. The expense for the plan was $109,000 and $112,000 for the six-month periods ended June 30, 2013 and June 30, 2012, respectively.

NOTE H — DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

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

The Company held no Level 3 securities in its available-for-sale portfolio on either June 30, 2013 or December 31, 2012.

(27)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,429	$—	$27,429	$—
Ginnie Mae collateralized mortgage obligations	2,393	—	2,393	—
Mutual fund	1,796	1,796	—	—

	$31,618	$1,796	$29,822	$—

At December 31, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,893	$—	$34,893	$—
Ginnie Mae collateralized mortgage obligations	2,554	—	2,554	—
Mutual fund	1,849	1,849	—	—

	$39,296	$1,849	$37,447	$—

Transfers between Levels

Transfers between levels did not occur during the three months and six months ended June 30, 2013.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balance for the three-month and six-month periods ending June 30, 2013 and June 30, 2012, respectively, of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Beginning balance	$—	$2,364	$—	$2,351
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	(2)	—	11
Purchases, issuances and settlements	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending balance	$—	$2,362	$—	$2,362

(28)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2013:
Impaired loans	$8,436	$—	$—	$8,436
Other real estate owned	—	—	—	—

At December 31, 2012:
Impaired loans	$7,407	$—	$—	$7,407
Other real estate owned	1,165	—	—	1,165

(29)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$8,436	Third party valuations	Discount to reflect realizable value	7.0% - 50.0%

Other real estate owned	—	Third party valuations	Discount to reflect realizable value	—

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at June 30, 2013:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$30,113	$30,113	$—	$—
Interest-bearing time deposits	3,718	3,738	—	—
Investment securities available for sale	31,618	1,796	29,822	—
Investment securities held to maturity	2,348	—	—	2,354
Loans held for sale	676	—	676	—
Loans	313,558	—	303,207	16,362
Stock in FHLB	4,472	—	4,472	—
Mortgage servicing rights	587	—	—	587
Interest and dividends receivable	927	—	927	—

Liabilities
Deposits	355,017	223,711	132,117	—
Borrowings	45,810	—	35,893	4,709
Drafts payable	1,586	—	1,586	—
Interest and dividends payable	73	—	73	—

(30)

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

Held to maturity securities: The carrying amount reported in the condensed consolidated balance sheets for December 31, 2012, the date the securities were reclassified from available for sale, represents the approximate fair value and became the new amortized cost basis as of that date. The carrying amount for June 30, 2013 represents the amortized cost balance as of that date.

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

(31)

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

NOTE I — COLLATERAL FOR LETTERS OF CREDIT

As of June 30, 2013, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5.1 million that the Company had collateralized with residential mortgage loans.

(32)

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates and real estate property values in our market area, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds along with borrowed funds primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, and commercial and industrial loans, and, to a lesser extent, consumer loans, leases and loans to municipalities. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency

(33)

obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms ranging from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is FHLB advances. Through our subsidiaries, we engage in insurance and investment and brokerage activities.

Our primary source of income is net interest income, which is the difference between the interest income earned on our loan and investment portfolios and the interest expense incurred on our deposits and borrowings. Our loan portfolio typically earns more interest than the investment portfolio, and our deposits typically have a lower average rate than FHLB advances and other borrowings. Several factors affect our net interest income. These factors include loan, investment, deposit, and borrowing portfolio balances, their composition, the length of their maturities, re-pricing characteristics, liquidity, credit, and interest rate risk, as well as market and competitive conditions and the current interest rate environment.

Executive Overview of the Second Quarter of 2013

The Company recorded net income of $531,000, or $0.18 per share, for the three-month period ended June 30, 2013, which represented a $78,000, or 17.2%, improvement over the second quarter of 2012.

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share.

•

At June 30, 2013, the Bank’s tier 1 leverage ratio was 9.36%, the tier 1 risk-based capital ratio was 13.30%, and the total risk-based capital ratio was 14.56%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the Board resolution addressed below.

•

Net interest income on a fully tax-equivalent basis for the second quarter of 2013 represented a decrease of $29,000, or 0.8%, from the same quarter of 2012, notwithstanding a $1.5 million, or 0.4%, growth in average interest-earning assets over the same period a year earlier.

•

Net interest margin of 3.63% on a fully tax-equivalent basis for the second quarter of 2013 was 5 basis points lower than the same period in 2012. The decrease was due primarily to market conditions that continue to put pressure on the average yield from interest-earning assets.

•

The Bank recorded a $210,000 provision for loan losses in the second quarter of 2013, which was $45,000 lower than the prior quarter and also represented a $170,000 decrease from the provision for the second quarter of 2012.

•	Other income of $1.5 million for the second quarter of 2013 reflected a $117,000 increase from the same quarter of 2012.

•

A $51,000, or 8.6%, increase in other fees and service charges on deposit accounts was due primarily to an increase in the number of checking accounts resulting from the Bank’s continuing focus on growing core deposit relationships.

•	A $29,000 increase in gains on sales of loans and servicing rights resulted from better pricing received, notwithstanding a lower dollar amount of total sales than the year earlier quarter.

•

Other expense for the second quarter of 2013 of $4.1 million was $139,000, or 3.5%, higher than the same quarter in 2012, primarily as a result of a $67,000 increase in other real estate owned expense related mostly to real estate taxes on foreclosed properties, a $64,000 increase in furniture and equipment expense related mostly to ATM maintenance costs and a personal property tax adjustment in the second quarter of 2012 from reduced assessments, and a $42,000 increase in data processing expense related primarily to our cost to support a greater use of new technology by our customers, partly offset by a $31,000 decrease in net occupancy expense that resulted primarily from replacing higher-priced maintenance contractors.

•

The Company had income before income taxes of $699,000 for the second quarter of 2013, but recorded income tax expense of $168,000, an effective rate of 24.0% that was due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

(34)

For the second quarter of 2013, total assets decreased by $3.7 million, or 0.8%, to $445.3 million from $449.0 million at March 31, 2013:

•

Investments in interest-bearing demand deposits increased $6.2 million from $17.9 million at March 31, 2013 to $24.1 million at June 30, 2013, of which $23.9 million was invested at the Federal Reserve Bank of Chicago.

•	The investment securities available-for-sale portfolio declined $3.6 million during the second quarter of 2013 to $31.6 million.

•

The decrease resulted primarily from sales of $3.9 million, $2.2 million of principal repayments, and a $729,000 decline from $697,000 in net unrealized gains to $32,000 in net unrealized losses, partly offset by two purchases totaling $3.3 million.

•	The Bank continued its strategy of replacing 30-year mortgage-backed securities with 15-year mortgage-backed securities to reduce price risk by shortening the average duration of the portfolio.

•	The portfolio consists almost totally of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•

Net loans receivable of $313.6 million at June 30, 2013 represented a decrease of $6.0 million, or 1.9%, for the second quarter of 2013, which resulted primarily from a $5.9 million decline in the residential real estate portfolio related primarily to the Bank’s mortgage banking strategy for the quarter.

•	Total non-performing loans of $6.6 million, or 2.1% of total net loans at June 30, 2013, represented a decrease of $554,000, or 7.8%, from March 31, 2013.

•	The allowance for loan losses of $4.0 million at June 30, 2013 was 1.24% of total loans and 60.1% of non-performing loans, compared to 1.21% and 55.0%, respectively, at March 31, 2013.

•

Other real estate owned of $6.1 million at June 30, 2013 represented a $10,000 increase from March 31, 2013 that was primarily the net result of six sales and two additions of single-family properties.

•

During the second quarter of 2013, total deposits decreased by $3.7 million, or 1.0%, to $355.0 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off.

•	There was no change in the total amount or weighted average cost of borrowed money at June 30, 2013 from March 31, 2013.

•

Total shareholders’ equity of $36.9 million at June 30, 2013 represented an increase of $19,000 over the total for March 31, 2013, as net income of $531,000 was mostly offset by a $482,000 after-tax effect of the unrealized decline in the market value of the available-for-sale securities portfolio, and $30,000 in dividends paid to shareholders.

(35)

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

Strategic Issues

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into Indianapolis, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, half of our banking centers are located in the Indianapolis metropolitan area. These banking centers are focused on generating new deposit and lending relationships, where significant opportunities exist to win market share from smaller institutions lacking the depth of financial products and services, and large institutions that have concentrated on large business customers.

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in the Indianapolis metropolitan area, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold primarily due to the economic environment. On October 13, 2012, the Bank closed the McCordsville Banking Center. The opening of the Fishers Banking Center in 2008, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a new convenient location. The Bank purchased two vacant banking centers in the Hamilton County Indianapolis metropolitan area on June 7, 2013, and is in the process of determining the appropriate time to open each office, as well as building on the Plainfield property, based on the Bank’s long-term expansion strategy. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery continued to move slowly through the second quarter of 2013. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Earnings pressure is expected to continue as the uncertain economy maintains stress on credit quality and new loan rates. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies, combined with the low interest rate environment, has stabilized net interest income. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

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

(36)

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

(37)

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At June 30, 2013 and December 31, 2012, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at June 30, 2013.

FINANCIAL CONDITION

The balance sheet totals of $445.3 million at June 30, 2013 represented a decrease of $482,000, or 0.1%, from the December 31, 2012 totals of $445.8 million. The decrease in the Company’s balance sheet totals for the six-month period resulted primarily from a small decline of $1.7 million, or 0.5%, in the Bank’s deposit accounts.

(38)

Cash and cash equivalents increased $9.3 million to $30.1 million at June 30, 2013 from the December 31, 2012 total of $20.9 million. Included in the total at June 30, 2013 was $23.9 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The increase primarily represented funds from a reduction in the available-for-sale investment securities portfolio.

At June 30, 2013, the Bank held $3.7 million in FDIC insured bank certificates of deposit which had a weighted-average rate of 0.94% and a weighted-average remaining life of approximately 1.5 years. $5.7 million of certificates of deposit had been added in the third quarter of 2012, with the initial maturities in the first quarter of 2013. The matured certificates of deposit were not replaced due to low reinvestment rates.

Investment securities available-for-sale decreased by $7.7 million to $31.6 million at June 30, 2013 from $39.3 million at December 31, 2012. The decrease resulted primarily from four sales of mortgage-backed securities totaling $7.6 million, $4.6 million of principal repayments on mortgage-backed securities, and a $1.0 million decrease in unrealized gains, partly offset by three purchases of mortgage-backed securities totaling $5.7 million. With all sales consisting of 30-year mortgage-backed securities, and all purchases being 15-year mortgage-backed securities, the Company lowered the price risk in the portfolio by reducing the weighted average duration of the portfolio. All mortgage-backed securities, which totaled $29.8 million at June 30, 2013, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

There was essentially no change in the $2.3 million investment securities held to maturity portfolio, which consists of local municipal securities, with only amortization of $1,000 during the six-month period ended June 30, 2013.

Net loans receivable increased by $353,000, or 0.1%, to $313.6 million at June 30, 2013 from $313.2 million at December 31, 2012. Although total loans were relatively unchanged for the period, commercial real estate loans increased $4.0 million and other commercial loans were up $3.9 million, which was mostly offset by a $7.3 million decline in residential real estate loans that resulted primarily from sales of new production loans into the secondary market totaling $9.5 million. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.9 million at June 30, 2013 represented a $379,000 increase from $14.5 million at December 31, 2012. The net increase resulted primarily from the acquisition of two currently non-operating banking centers in the Indianapolis metropolitan area at a purchase price of $750,000, and other capital expenditures totaling $126,000, partly offset by $497,000 of depreciation for the six-month period ended June 30, 2013.

Goodwill was $656,000 at June 30, 2013, unchanged from December 31, 2012. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment as of June 30, 2013.

We have investments in life insurance on employees and directors with a balance or cash surrender value of $27.4 million and $27.0 million at June 30, 2013 and December 31, 2012, respectively. The non-taxable increase in cash surrender value of this life insurance was $368,000 for the six months of 2013, compared to $390,000 for the same period a year earlier.

Other real estate owned totaled $6.1 million at June 30, 2013, a $196,000 decrease from $6.3 million at December 31, 2012. Sales of five single-family residences and four single-family lots with an aggregate book value of $419,000, and the addition of three single-family properties totaling $266,000 occurred during the six-month period ended June 30, 2013. The sales together with a small recovery on a prior year sale resulted in a net loss of $2,000, and there were no write-downs of other real estate owned during the six-month period ended June 30, 2013.

Other assets of $9.7 million at June 30, 2013 represented an $860,000 reduction from December 31, 2012 that resulted primarily from the elimination of the $849,000 prepaid FDIC insurance premium balance, of which $708,000 was in the form of a refund received at the end of the period, and the return of a $128,000 reserve related to the Company’s employee health insurance program.

Total deposits of $355.0 million at June 30, 2013 represented a decrease of $1.7 million, or 0.5%, from $356.7 million at December 31, 2012. The Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships. During the first six months of 2013, checking, money market and savings balances increased

(39)

$5.5 million, while certificate of deposit balances decreased $7.2 million, as customers continued to migrate to more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $45.8 million at June 30, 2013 was unchanged from December 31, 2012. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.6 million at June 30, 2013 increased $343,000 from $1.2 million at December 31, 2012. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $36.9 million at June 30, 2013 represented a $394,000 increase over the total of $36.5 million at December 31, 2012. The increase resulted from net income of $1.1 million partly offset by a $692,000 decrease in unrealized gains net of income tax related to the Bank’s available-for-sale investment securities portfolio, and by $59,000 in dividends declared during the six-month period ended June 30, 2013. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized,” and exceeded the higher standards as established in the July 26, 2010 Board resolution.

RESULTS OF OPERATIONS

Second Quarter of 2013 compared to the Second Quarter of 2012

The Company recorded net income of $531,000, or $0.18 per diluted share, for the second quarter of 2013, compared to net income of $453,000, or $0.15 per diluted share, for the second quarter of 2012.

The earnings growth of $78,000, or 17.2%, for the second quarter of 2013 compared to the same quarter a year earlier was related primarily to a $170,000 reduction in the provision for loan losses and a $117,000 increase in other income, partly offset by a $139,000 increase in other expense.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.5 million for the second quarter of 2013 represented a decrease of $29,000, or 0.8%, compared to the same period of 2012, notwithstanding a $1.5 million, or 0.4% increase in average interest-earning assets to $389.5 million for the second quarter of 2013. Net interest margin on a fully tax-equivalent basis for the second quarter of 2013 of 3.63% was 5 basis points lower than the year earlier period.

The Bank has maintained a relatively stable level of net interest income over the past year, mostly through generating modest growth in interest-earning assets, coupled with limiting the decline in the average yield on total interest-earning assets that resulted primarily from market conditions, and re-pricing deposit accounts in a continuing low interest rate environment.

Tax-exempt interest was $32,000 for the second quarter of 2013 compared to $37,000 for the same period of 2012, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $14,000 and $15,000 for the second quarter of 2013 and 2012, respectively.

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

(40)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands) Three Months Ended June 30,
	2013	2012
Balance at beginning of quarter	$3,926	$4,032
Provision for loan losses	210	380
Charge-offs	(209)	(324)
Recoveries	27	15

Net charge-offs	(182)	(309)

Balance at end of period	$3,954	$4,103

Allowance to total loans	1.24%	1.33%

Allowance to non-performing loans	60.10%	47.76%

We recorded a provision for loan losses of $210,000 for the second quarter of 2013, a $170,000 reduction from the year earlier quarter that was reflective of the declining pressure of economic conditions on credit quality, including a decrease in charge-offs and non-performing loans. Total charge-offs of $209,000 for the second quarter of 2013 included loans with specific reserves totaling $177,000 at March 31, 2013.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	June 30,
	2013	2012

Loans accounted for on a non-accrual basis	$6,579	$8,392

Accruing loans contractually past due 90 days or more	—	198

Total of non-accrual and 90 days or more past due loans (1)	$6,579	$8,590

Percentage of total net loans	2.07%	2.79%

Other non-performing assets (2)	$6,130	$8,468
Total non-performing assets	$12,709	$17,058

Percentage of total assets	2.85%	3.79%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,786	$2,400
Total troubled debt restructurings	$11,374	$11,859

(1)	Total non-accrual loans and accruing loans 90 days or more past due at June 30, 2013 included $2.8 million of troubled debt restructurings, which consisted of a $1.0 million residential construction loan, a loan of $896,000 on developed commercial land, four residential non-construction loans totaling $543,000, four commercial loans totaling $307,000, and two consumer loans totaling $1,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

(41)

The allowance for loan losses of $4.0 million at June 30, 2013 was $149,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio increased from 47.76% at June 30, 2012 to 60.10% at June 30, 2013 due to a lower total of non-performing loans. Non-performing loans of $6.6 million at June 30, 2013 represented a $2.0 million decrease from the total of $8.6 million at June 30, 2012, and a $554,000 decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at June 30, 2013 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At June 30, 2013, the Bank had $11.4 million in loans categorized as troubled debt restructurings, with twelve loans for $2.8 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $11.4 million included $3.9 million related to a hotel in northern Indiana, twenty-two loans on single-family residential properties totaling $3.8 million, two loans totaling $2.4 million for developed commercial land, a $1.0 million construction loan on a residential condominium project, four commercial loans totaling $307,000, a commercial real estate loan for $27,000, and two consumer loans totaling $1,000.

Other Income

The Company recorded other income of $1.5 million for the second quarter of 2013, an increase of $117,000, or 8.7%, from the total for the same period a year earlier that resulted primarily from the following changes:

•

A $51,000, or 8.6%, increase in other fees and service charges on deposit accounts to $643,000 for the second quarter of 2013 from $592,000 for the year earlier quarter, that was due primarily to a 6.3% increase in the number of checking accounts since the end of the second quarter of 2012 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•

A $29,000 increase in gains on sales of loans and servicing rights to $163,000 from $134,000 for the second quarter of 2012 that resulted from better pricing received, notwithstanding a lower dollar amount of total sales than the year earlier quarter; and

•	A $14,000 reduction in the net loss from sales and write-downs of other real estate owned to $1,000 for the second quarter of 2013 from a net loss of $15,000 for the second quarter of 2012.

Other Expense

Total other expense of $4.1 million for the second quarter of 2013 was $139,000, or 3.5%, higher than the second quarter of 2012, with the following major differences:

•

A $67,000 increase in other real estate owned expense to $103,000 that related primarily to real estate tax expense that included a $25,000 reduction recorded in the second quarter of 2012 resulting from a reduced assessment on an uncompleted apartment project;

•

A $64,000 increase in furniture and equipment expense due primarily to $29,000 in ATM maintenance costs, and a $26,000 increase in personal property tax expense related primarily to the benefit recorded in the second quarter of 2012 from the filing of amended tax returns; and

•	A $42,000 increase in data processing expense related primarily to our cost to support a greater use of new technology by our customers; partly offset by

•	A $31,000 reduction in net occupancy expense due primarily to a $49,000 reduction in repairs and maintenance resulting mostly from replacing higher-priced contractors.

Income Tax Expense

The Company recorded income tax expense of $168,000 on pre-tax income of $699,000 for the three-month period ended June 30, 2013, compared to income tax expense of $126,000 on pre-tax income of $579,000 for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

(42)

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

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

The Company recorded net income of $1.1 million, or $0.38 per diluted share, for the first six months of 2013, an increase of $347,000 from net income of $798,000, or $0.27 per diluted share, for the first six months of 2012.

The primary factors in the earnings improvement were an increase in other income of $349,000, or 13.3%, and a $170,000 decrease in the provision for loan losses compared to the first half of 2012.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $7.1 million for the first half of 2013 represented a decrease of $16,000, or 0.2%, compared to the same period of 2012, notwithstanding a $4.8 million, or 1.2%, increase in average interest-earning assets to $387.6 million for first half of 2013. The Company’s net interest margin on a fully tax-equivalent basis for the first half of 2013 of 3.68% was 4 basis points lower than the year earlier period.

Tax-exempt interest was $73,000 for both the first six months of 2013 and the same period of 2012. Our tax-exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $31,000 for both the first six months of 2013 and the same period of 2012.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Six Months Ended June 30,
	2013	2012
Balance at beginning of year	$4,239	$4,132
Provision for loan losses	465	635
Charge-offs	(834)	(689)
Recoveries	84	25

Net charge-offs	(750)	(664)

Balance at end of period	$3,954	$4,103

(43)

We recorded a provision for loan losses of $465,000 for the first six months of 2013, compared to $635,000 for the same period in 2012. The 2013 provision represents a $170,000, or 26.8%, decrease from the six-month period a year earlier. The lower provision is reflective of the impact from slowly improving economic conditions on credit quality, including a reduced amount of non-performing loans. Charge-offs of $834,000 for the six-month period ended June 30, 2013 represented an increase of $145,000 over the total for the same period a year earlier, due primarily to a first quarter charge-off of $479,000, fully reserved at December 31, 2012, related to a hotel in northern Indiana. The allowance to total loans was 1.24% at June 30, 2013, compared with 1.33% at June 30, 2012.

Other Income

The Company recorded a $349,000, or 13.3%, increase in total other income to $3.0 million for the first six months of 2013, compared to $2.6 million for the first six months of 2012, due primarily to the following major differences:

•

A $169,000 decrease in the net loss from sales and write-downs of other real estate owned to $2,000 for the six months of 2013, compared to $171,000 for the same period a year earlier that included a $130,000 write-down of an uncompleted apartment complex;

•

A $67,000, or 6.0%, increase to $1.2 million in fees and service charges on deposit accounts that was due primarily to a 6.3% increase in the number of checking accounts since the end of the second quarter of 2012 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•

A $54,000 increase in gains on sales of loans and servicing rights to $320,000 for the first six months of 2013 from $266,000 for the same period a year earlier that resulted from better pricing received, notwithstanding a lower dollar amount of total sales than the year earlier quarter; and

•

A $44,000 increase in brokerage and insurance commissions to $836,000 for the first six months of 2013 from $792,000 for the year earlier period, that was due primarily to a $42,000 increase in the contingency bonus received by the Bank’s insurance subsidiary that resulted from better claims loss experience on insured properties.

Other Expense

The net decrease of $20,000, or 0.2%, in other expense to $8.0 million for the first six months of 2013 compared to the same period of 2012 resulted primarily from the net of the following differences:

•	A $102,000 decrease in salaries and employee benefits resulting primarily from a $147,000 decrease in funding costs for the frozen multi-employer defined benefit retirement plan; and

•	A $47,000 decrease in net occupancy expense due primarily to a $57,000 reduction in repairs and maintenance resulting mostly from replacing higher-priced contractors; partly offset by

•

A $72,000 increase in furniture and equipment expense due primarily to $29,000 in ATM maintenance costs, and a $20,000 increase in personal property tax expense related primarily to the benefit recorded in the first six months of 2012 from the filing of amended tax returns; and

•	A $60,000 increase in data processing expense related primarily to our cost to support a greater use of new technology by our customers.

Income Tax Expense

The Company had income before income taxes of $1.5 million for the first six months of 2013, but recorded income tax expense of only $380,000, as a result of a large amount of tax-exempt income. The Company had income before income taxes of $1.0 million for the same period of 2012, but recorded a $204,000 income tax benefit that was also a result of a large amount of tax-exempt income. For both six month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

(44)

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

At June 30, 2013, we had $21.1 million in loan commitments outstanding and $49.6 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of June 30, 2013 totaled $67.1 million, or 18.9% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2014. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at June 30, 2013 or at December 31, 2012.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first six months of 2013, net loans receivable increased by $353,000, or 0.1%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits decreased by $1.7 million, or 0.5%, and total FHLB advances were unchanged during the first six months of 2013.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At June 30, 2013 and December 31, 2012, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2013 that management believes have changed this classification.

(45)

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio	$45,438	14.56%	$24,967	8.00%	$31,209	10.00%
(risk based capital to risk-weighted assets)
Tier 1 risk-based capital ratio	$41,522	13.30%	$12,484	4.00%	$18,725	6.00%
(tier 1 capital to risk-weighted assets)
Tier 1 leverage ratio	$41,522	9.36%	$13,306	3.00%	$22,177	5.00%
(tier 1 capital to adjusted average total assets)

December 31, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio	$44,797	14.45%	$24,798	8.00%	$30,998	10.00%
(risk based capital to risk-weighted assets)
Tier 1 risk-based capital ratio	$40,870	13.18%	$12,399	4.00%	$18,599	6.00%
(tier 1 capital to risk-weighted assets)
Tier 1 leverage ratio	$40,870	9.31%	$13,167	3.00%	$21,945	5.00%
(tier 1 capital to adjusted average total assets)

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

June 30, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio	$45,695	14.48%	$25,242	8.00%	$31,553	10.00%
(risk based capital to risk-weighted assets)
Tier 1 risk-based capital ratio	$41,779	13.24%	$12,621	4.00%	$18,932	6.00%
(tier 1 capital to risk-weighted assets)
Tier 1 leverage ratio	$41,779	9.41%	$13,315	3.00%	$22,192	5.00%
(tier 1 capital to adjusted average total assets)

December 31, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total risk-based capital ratio	$45,072	14.39%	$25,058	8.00%	$31,322	10.00%
(risk based capital to risk-weighted assets)
Tier 1 risk-based capital ratio	$41,145	13.14%	$12,529	4.00%	$18,793	6.00%
(tier 1 capital to risk-weighted assets)
Tier 1 leverage ratio	$41,145	9.37%	$13,176	3.00%	$21,960	5.00%
(tier 1 capital to adjusted average total assets)

(46)

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended June 30, 2013, and at June 30, 2013 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

(47)

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101*	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

*	Furnished, not filed.

(48)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	August 9, 2013	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE:	August 9, 2013	/s/ John J. Letter
John J. Letter
Senior Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

(49)