Form 10-Q
period 2013-09-30
AMERIANA BANCORP
filed 2013-11-08
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At November 8, 2013, the registrant had 2,988,952 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
Assets
Cash on hand and in other institutions	$6,142	$6,589
Interest-bearing demand deposits	16,400	14,264

Cash and cash equivalents	22,542	20,853
Interest-bearing time deposits	1,982	5,704
Investment securities available for sale, at fair value	31,552	39,296
Investment securities held to maturity, at amortized cost	2,348	2,349
Loans held for sale	165	797
Loans, net of allowance for loan losses of $3,939 and $4,239	318,829	313,205
Premises and equipment, net	14,839	14,540
Stock in Federal Home Loan Bank, at cost	4,472	4,472
Goodwill	656	656
Cash value of life insurance	27,543	27,011
Other real estate owned	5,991	6,326
Other assets	9,268	10,554

Total assets	$440,187	$445,763

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$56,321	$53,024
Interest-bearing	293,251	303,679

Total deposits	349,572	356,703
Borrowings	45,810	45,810
Drafts payable	961	1,243
Other liabilities	6,324	5,461

Total liabilities	402,667	409,217

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value Authorized 15,000,000 shares Issued – 3,213,952 shares	3,214	3,214
Outstanding – 2,988,952 shares
Additional paid-in capital	1,135	1,052
Retained earnings	36,208	34,592
Accumulated other comprehensive (loss) income	(39)	686
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	37,520	36,546

Total liabilities and shareholders’ equity	$440,187	$445,763

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$3,950	$4,090	$11,985	$12,538
Interest on mortgage-backed securities	128	209	438	684
Interest on investment securities	44	52	131	144
Other interest and dividend income	62	57	182	156

Total interest income	4,184	4,408	12,736	13,522

Interest Expense
Interest on deposits	411	564	1,258	1,845
Interest on borrowings	335	383	997	1,157

Total interest expense	746	947	2,255	3,002

Net Interest Income	3,438	3,461	10,481	10,520
Provision for loan losses	210	255	675	890

Net Interest Income After Provision for Loan Losses	3,228	3,206	9,806	9,630

Other Income
Other fees and service charges	650	604	1,831	1,718
Brokerage and insurance commissions	385	377	1,221	1,169
Net realized and recognized gains on available-for-sale investment securities (includes $75 for the three months ended September 30, 2013, and $167 and $89 for the nine months ended September 30, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications)	75	—	167	89
Gains on sales of loans and servicing rights	130	73	450	339
Net gain (loss) from sales and write-downs of other real estate owned	80	(6)	78	(177)
Other real estate owned income	60	72	175	212
Increase in cash value of life insurance	164	187	532	577
Other	31	18	102	30

Total other income	1,575	1,325	4,556	3,957

Other Expense
Salaries and employee benefits	2,305	2,240	6,724	6,761
Net occupancy expense	386	393	1,148	1,202
Furniture and equipment expense	191	201	634	572
Legal and professional fees	102	63	427	373
FDIC deposit insurance premiums and assessments	116	148	411	441
Data processing expense	222	211	662	591
Printing and office supplies	54	66	196	211
Marketing expense	106	110	266	283
Other real estate owned expense	80	29	263	210
Other	458	453	1,323	1,324

Total other expense	4,020	3,914	12,054	11,968

Income Before Income Taxes	783	617	2,308	1,619
Income tax (includes $26 for the three months ended September 30, 2013, and $57 and $30 for the nine months ended September 30, 2013 and 2012, respectively, related to income tax expense from reclassification items)	222	152	602	356

Net Income	$561	$465	$1,706	$1,263

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Earnings Per Share	$0.19	$0.16	$0.57	$0.42

Diluted Earnings Per Share	$0.19	$0.16	$0.57	$0.42

Dividends Declared Per Share	$0.01	$0.01	$0.03	$0.03

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$561	$465	$1,706	$1,263
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $8 and tax expense of $130 for the three months ended September 30, 2013 and September 30, 2012, respectively, and net of tax benefit of $313 and tax expense of $293 for the nine months ended September 30, 2013 and September 30, 2012, respectively	16	253	(615)	569

Less: reclassification adjustment for realized gains included in net income, net of taxes of $26 for the three months ended September 30, 2013 and $57 and $30 for the nine months ended September 30, 2013 and September 30, 2012, respectively	49	—	110	59

Other comprehensive (loss) income	(33)	253	(725)	510

Comprehensive Income	$528	$718	$981	$1,773

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2013

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$3,214	$1,052	$34,592	$686	$(2,998)	$36,546
Net Income	—	—	1,706	—	—	1,706
Other comprehensive loss	—	—	—	(725)	—	(725)
Share-based compensation		83				83
Dividends declared ($0.03 per share)	—	—	(90)	—	—	(90)

Balance at September 30, 2013	$3,214	$1,135	$36,208	$(39)	$(2,998)	$37,520

See notes to consolidated condensed financial statement.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$1,706	$1,263
Items not requiring (providing) cash
Provision for losses on loans	675	890
Depreciation and amortization	1,125	1,045
Increase in cash value of life insurance	(532)	(577)
Gain from sale of available-for-sale securities	(167)	(89)
Net (gain) loss on sale or write-down of other real estate owned	(78)	177
Mortgage loans originated for sale	(12,579)	(12,925)
Proceeds from sales of mortgage loans originated for sale	13,478	13,151
Gains on sales of mortgage loans and servicing rights	(450)	(339)
Increase in accrued interest payable	297	368
Other adjustments	1,978	(180)

Net cash provided by operating activities	5,453	2,784

Investing Activities
Purchase of securities	(10,144)	(10,064)
Proceeds/principal from the sale of securities	10,184	4,850
Net change in interest-bearing time deposits	3,722	(5,704)
Principal collected on mortgage-backed securities	6,440	5,366
Net change in loans	(6,565)	1,023
Proceeds from sales of other real estate owned	634	1,185
Net purchases and construction of premises and equipment	(1,045)	(615)
Other investing activities	—	1

Net cash provided by (used in) by investing activities	3,226	(3,958)

Financing Activities
Net change in demand and savings deposits	599	28,640
Net change in certificates of deposit	(7,730)	(7,968)
Decrease in drafts payable	(282)	(1,026)
Proceeds from long-term borrowings	—	10,000
Repayment of long-term borrowings	—	(14,000)
Net change in advances by borrowers for taxes and insurance	513	630
Cash dividends paid	(90)	(89)

Net cash provided by (used in) financing activities	(6,990)	16,187

Change in Cash and Cash Equivalents	1,689	15,013
Cash and Cash Equivalents at Beginning of Year	20,853	9,709

Cash and Cash Equivalents at End of Quarter	$22,542	$24,722

Supplemental information:
Interest paid on deposits	$960	$1,504
Interest paid on borrowings	$999	$1,177
Income tax paid	$232	$440
Non-cash supplemental information:
Transfers from loans to other real estate owned	$266	$1,682

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE B — SHAREHOLDERS’ EQUITY

On September 20, 2013, the Board of Directors declared a quarterly cash dividend of $0.01 per share. This dividend, totaling approximately $30,000, was accrued for payment to shareholders of record on October 4, 2013 and was paid on October 25, 2013.

Stock options to purchase 52,500 shares were granted during the third quarter of 2013 at an exercise price of $11.93 per share. The $7.90 estimated fair value of the stock options was calculated using a Black-Scholes options pricing model, and the Company recognized $83,000 of share-based compensation expense for the three-month and nine-month periods ended September 30, 2013. At September 30, 2013, there was $332,000 of unrecognized compensation cost related to non-vested shares that is expected to be recognized over a period of 4.0 years. The following summarizes the assumptions used in the Black-Scholes model:

Expected volatility	71.66%
Expected dividends	0.335%
Expected term (in years)	6.0
Risk-free rate	1.815%

No stock options were exercised during the third quarter of 2013.

(9)

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended September 30,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$561	2,988,952	$0.19	$465	2,988,952	$0.16

Effect of dilutive stock options	—	325		—	—

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$561	2,989,277	$0.19	$465	2,988,952	$0.16

	(In thousands, except share data) Nine Months Ended September 30,
	2013			2012
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$1,706	2,988,952	$0.57	$1,263	2,988,952	$0.42

Effect of dilutive stock options	—	102		—	—

Diluted Earnings Per Share: Income available to common shareholders	$1,706	2,989,054	$0.57	$1,263	2,988,952	$0.42

Options to purchase 95,732 shares of common stock that were outstanding at September 30, 2013 were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2013 and December 31, 2012 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,450	$188	$213	$27,425
Ginnie Mae collateralized mortgage obligations	2,411	—	81	2,330
Mutual fund	1,773	24	—	1,797

	$31,634	$212	$294	$31,552

(10)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at September 30, 2013
Municipal securities	$2,348	$4	$—	$2,352

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,977	$917	$1	$34,893
Ginnie Mae collateralized mortgage obligations	2,562	—	8	2,554
Mutual fund	1,744	105	—	1,849

	$38,283	$1,022	$9	$39,296

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at December 31, 2012
Municipal securities	$2,349	$—	$—	$2,349

The amortized cost and fair value of securities at September 30, 2013 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	27,450	27,425
Ginnie Mae collateralized mortgage obligations	2,411	2,330
Mutual fund	1,773	1,797

	$31,634	$31,552

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	235	236
Five to ten years	471	471
After ten years	1,642	1,645

Municipal securities	$2,348	$2,352

(11)

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

Municipal Securities: The municipal securities at September 30, 2013 consisted of non-rated local issue tax increment revenue bonds that were issued during the third quarter of 2011.

Mutual fund: The mutual fund balance at September 30, 2013 consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2013 and December 31, 2012 was $16,095,000 and $2,605,000, respectively, which was approximately 47.5% and 6.3%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012 (dollars in thousands):

At September 30, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$13,765	$213	$—	$—	$13,765	$213
Ginnie Mae collateralized mortgage obligations	2,330	81	—	—	2,330	81

	$16,095	$294	$—	$—	$16,095	$294

At December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$51	$1	$—	$—	$51	$1
Ginnie Mae collateralized mortgage obligations	2,554	8	—	—	2,554	8

	$2,605	$9	$—	$—	$2,605	$9

Investment securities with a total market value of $8,862,000 and $9,185,000 were pledged at September 30, 2013 and December 31, 2012, respectively, to secure a repurchase agreement.

A gross gain of $75,000 resulting from sales of $2,595,000 of available-for-sale securities was realized during the three-month period ended September 30, 2013, with a tax expense of $26,000, compared to no sales of available securities during the three-month period ended September 30, 2012.

(12)

A gross gain of $178,000 and a gross loss of $11,000 resulting from sales of $10,184,000 of available-for-sale securities were realized during the nine-month period ended September 30, 2013, with a tax expense of $57,000, compared to sales of $4,850,000 of available for sale securities resulting in a gross gain of $89,000 for the nine-month period ended September 30, 2012, with a tax expense of $30,000.

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At September 30,	At December 31,
	2013	2012
Real estate loans:
Commercial	$104,857	$101,106
Residential	168,470	167,998
Construction	14,383	14,886
Commercial loans and leases	33,113	30,934
Municipal loans	997	1,187
Consumer loans	2,056	2,176

Total loans	323,876	318,287

Less:
Undisbursed loan proceeds	422	214
Deferred loan fees, net	686	629
Allowance for loan losses	3,939	4,239

	5,047	5,082

Total loans - net	$318,829	$313,205

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

Management also factors in the following qualitative considerations:

1)	Changes in policies and procedures;

2)	Changes in national, regional and local economic and business conditions;

3)	Changes in the composition and size of the portfolio and in the terms of loans;

4)	Changes in the experience, ability and depth of lending management and other relevant staff;

5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

6)	Changes in the quality of the Bank’s loan review system;

(14)

7)	Changes in the value of underlying collateral for collateral-dependent loans;

8)	The existence and effect of any concentration of credit, and changes in the level of such concentrations; and

9)	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The following table presents the balance and activity in allowance for loan losses as of September 30, 2013 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$459	$1,631	$769	$1,014	$—	$81	$3,954
Provision (credit) for losses	(78)	257	(40)	53	—	18	210
Charge-offs (1)	—	(237)	—	(4)	—	(15)	(256)
Recoveries	—	3	1	18	—	9	31

Balance at end of quarter	$381	$1,654	$730	$1,081	$—	$93	$3,939

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of September 30, 2013 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Nine Months Ended September 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	$—	$81	$4,239
Provision (credit) for losses	71	540	(73)	109	—	28	675
Charge-offs (1)	(479)	(429)	(2)	(135)	—	(45)	(1,090)
Recoveries	—	39	20	27	—	29	115

Balance at end of period	$381	$1,654	$730	$1,081	$—	$93	$3,939

Ending allowance balance:
Individually evaluated for impairment	$116	$495	$300	$161	$—	$8	$1,080
Collectively evaluated for impairment	265	1,159	430	920	—	85	2,859

Total	$381	$1,654	$730	$1,081	$—	$93	$3,939

Ending loan balance:
Individually evaluated for impairment	$4,881	$6,150	$3,930	$749	$—	$76	$15,786
Collectively evaluated for impairment	99,976	162,320	10,453	32,364	997	1,980	308,090

Total	$104,857	$168,470	$14,383	$33,113	$997	$2,056	$323,876

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

Allowance for Loan Losses

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

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by the Chief Credit Officer (“CCO”). The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Marketing Officer and Loan Review Officer. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge-off of a loan must be approved by the CCO.

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

Grade 9 — Doubtful

Loans and other credit extensions graded“9“have all the weaknesses inherent in those graded “8,” with the added characteristic that the severity of the weaknesses make collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification should be placed in nonaccrual status, with collections applied to principal on the Bank’s books.

Grade 10 — Loss

Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Quality Indicators

At September 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$99,738	$160,384	$10,689	$32,290	$997	$1,980	$306,078
Watch (Grade 6)	1,545	—	—	—	—	—	1,545
Special Mention (Grade 7)	2,265	3,516	—	74	—	—	5,855
Substandard (Grade 8)	958	1,635	1,634	—	—	—	4,227
Doubtful (Grade 9)	351	2,935	2,060	749	—	76	6,171
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$104,857	$168,470	$14,383	$33,113	$997	$2,056	$323,876

(18)

Loan Portfolio Quality Indicators

At December 31, 2012

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$90,422	$157,654	$10,604	$29,784	$1,187	$2,113	$291,764
Watch (Grade 6)	2,745	—	—	12	—	—	2,757
Special Mention (Grade 7)	2,456	3,767	—	91	—	—	6,314
Substandard (Grade 8)	5,129	2,701	1,907	80	—	—	9,817
Doubtful (Grade 9)	354	3,876	2,375	967	—	63	7,635
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$101,106	$167,998	$14,886	$30,934	$1,187	$2,176	$318,287

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Aging Analysis

At September 30, 2013

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$1,576	$1,576	$103,281	$104,857	$1,224
Residential	1,198	308	2,468	3,974	164,496	168,470	99
Construction	1,872	—	188	2,060	12,323	14,383	—
Commercial loans and leases	182	—	567	749	32,364	33,113	—
Municipal loans	—	—	—	—	997	997	—
Consumer loans	11	—	—	11	2,045	2,056	—

Total	$3,263	$308	$4,799	$8,370	$315,506	$323,876	$1,323

(A)	Includes $2,431,000 in loans classified as nonaccrual that are less than 30 days past due, of which $1,872,000 are construction loans, $377,000 are residential real estate loans and $182,000 are commercial loans.

(19)

Loan Portfolio Aging Analysis

At December 31, 2012

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$2	$—	$352	$354	$100,752	$101,106	$—
Residential	1,437	267	3,256	4,960	163,038	167,998	—
Construction	2,091	—	284	2,375	12,511	14,886	—
Commercial loans and leases	223	—	744	967	29,967	30,934	—
Municipal loans	—	—	—	—	1,187	1,187	—
Consumer loans	13	1	1	15	2,161	2,176	1

Total	$3,766	$268	$4,637	$8,671	$309,616	$318,287	$1

(A)	Includes $2,967,000 in loans classified as nonaccrual that are less than 30 days past due, of which $2,091,000 are construction loans, $647,000 are residential real estate loans, $223,000 are commercial loans, $4,000 are consumer loans and $2,000 is a commercial real estate loan.

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

(20)

The following table presents impaired loans as of September 30, 2013 (dollars in thousands):

Impaired Loans

At September 30, 2013

				Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,571	$4,050	N/A	$3,611	$46	$3,720	$140
Residential	2,699	3,009	N/A	2,855	25	3,294	71
Construction	236	236	N/A	237	3	251	10
Commercial loans and leases	472	608	N/A	480	—	574	1
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	$6,978	$7,903	N/A	$7,183	$74	$7,839	$222

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,310	$1,310	$116	$1,318	$16	$1,332	$48
Residential	3,451	3,474	495	3,453	19	3,450	57
Construction	3,694	4,086	300	3,725	26	3,807	77
Commercial loans and leases	277	312	161	285	—	300	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	76	76	8	64	—	57	—

Total	$8,808	$9,258	$1,080	$8,845	$61	$8,946	$182

All Impaired Loans	$15,786	$17,161	$1,080	$16,028	$135	$16,785	$404

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods (not just impaired loans at September 30, 2013), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and nine months ended September 30, 2013.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(21)

The following table presents impaired loans as of September 30, 2012 (dollars in thousands):

Impaired Loans

At September 30, 2012

				Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	—	—	N/A	—	—	—	—
Residential	—	—	N/A	—	—	—	—
Construction	—	—	N/A	—	—	—	—
Commercial loans and leases	—	—	N/A	—	—	—	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	—	—	N/A	—	—	—	—

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$5,819	$5,819	$426	$5,864	$51	$5,497	$121
Residential	6,675	6,932	462	6,627	19	6,340	59
Construction	4,887	5,142	334	4,838	33	4,220	40
Commercial loans and leases	1,242	1,273	453	1,335	3	1,121	11
Municipal loans	—	—	—	—	—	—	—
Consumer loans	49	49	15	54	—	48	—

Total	$18,672	$19,215	$1,690	$18,718	$106	$17,226	$231

All Impaired Loans	$18,672	$19,215	$1,690	$18,718	$106	$17,226	$231

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods (not just impaired loans at September 30, 2012), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and nine months ended September 30, 2012.

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

The following table presents the Company’s non-accrual loans at September 30, 2013 and December 31, 2012 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At September 30,	At December 31,
	2013	2012
Real estate loans:
Commercial	$351	$354
Residential	2,935	3,903
Construction	2,061	2,375
Commercial loans and leases	749	967
Municipal loans	—	—
Consumer loans	—	4

Total	$6,096	$7,603

Total non-accrual loans at September 30, 2013 and December 31, 2012 included $2,681,000 and $2,750,000 of TDRs, respectively.

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

(24)

Loans classified as a TDR during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, respectively, segregated by class, are shown in the tables below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	—	$—	$—
Residential	—	—	—	1	230	230
Construction	—	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—	—
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	—	$—	$—	1	$230	$230

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	1	$31	$31	2	$172	$172
Residential	1	79	79	5	1,712	1,712
Construction	—	—	—	1	1,940	1,940
Commercial loans and leases	1	58	58	2	268	268
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	3	9	9

Total	3	$168	$168	13	$4,101	$4,101

(25)

Troubled debt restructured loans that had payment defaults during the three-month and nine-month periods September 30, 2012, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring. There were no troubled debt restructured loans with payment defaults during the three-month and nine-month periods ended September 30, 2013.

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

Accounting Standards Update No. 2013-04—Liabilities (Topic 405). On February 28, 2013, FASB issued ASU 2013-04. The amendments in this Update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF12D—Liabilities (Topic 405) which has been deleted.

The amendments in this Update are effective for fiscal years beginning after December 31, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-07—Presentation of Financial Statements (Topic 205). On April 22, 2013, FASB issued ASU 2013-07. The objective of this Update is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2012-210—Presentation of Financial Statements (Topic 205), which has been deleted.

The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

(26)

Accounting Standards Update No. 2013-10—Derivatives and Hedging (Topic 815) In July 2013, FASB issued ASU 2013-10. The objective of this Update is to provide for the inclusion of the Fed Funds Effective Swap Rate—Overnight Index Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury (UST) or London Interbank Offered Rate (LIBOR) indices. The Update also removes a restriction stating that entities must use the same rates for similar hedges, offering greater flexibility in hedge accounting.

The amendments in this Update are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company has adopted the applicable methodologies prescribed by this ASU and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Accounting Standards Update No. 2013-11—Income Taxes (Topic 740)—In July 2013, FASB issued ASU 2013-11. This update pertains to the unrecognized tax benefit when a net operating loss carry forward, a similar tax loss or a tax credit carry forward exists. The ASU is intended to end the varying ways that entities present these situations since GAAP is non-specific and leads to diversity in practice. The new standard deems that any unrecognized tax benefit or portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except for certain defined situations.

The amendments in this Update are effective for fiscal years beginning after December 15, 2013. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at September 30, 2013 and December 31, 2012 was $1,989,000 and $1,921,000, respectively. The expense for the plan was $55,000 and $56,000 for the three-month periods ended September 30, 2013 and September 30, 2012, respectively. The expense for the plan was $164,000 and $168,000 for the nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

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

(27)

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

The Company held no Level 3 securities in its available-for-sale portfolio on either September 30, 2013 or December 31, 2012.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,425	$—	$27,425	$—
Ginnie Mae collateralized mortgage obligations	2,330	—	2,330	—
Mutual fund	1,797	1,797	—	—

	$31,552	$1,797	$29,755	$—

At December 31, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,893	$—	$34,893	$—
Ginnie Mae collateralized mortgage obligations	2,554	—	2,554	—
Mutual fund	1,849	1,849	—	—

	$39,296	$1,849	$37,447	$—

Transfers between Levels

Transfers between levels did not occur during the three months and nine months ended September 30, 2013.

Level 3 Reconciliation

The following is a reconciliation of the beginning and ending balance for the three-month and nine-month periods ending September 30, 2013 and September 30, 2012, respectively, of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Beginning balance	$—	$2,362	$—	$2,351
Total realized and unrealized gains and losses:
Included in net income	—	—	—	—
Included in other comprehensive income	—	(12)	—	(1)
Purchases, issuances and settlements	—	—	—	—
Transfers in or out of Level 3	—	—	—	—

Ending balance	$—	$2,350	$—	$2,350

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2013:
Impaired loans	$10,685	$—	$—	$10,685
Other real estate owned	1,044	—	—	1,044
At December 31, 2012:
Impaired loans	$7,407	$—	$—	$7,407
Other real estate owned	1,165	—	—	1,165

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range
Impaired loans	$10,685	Third party valuations	Discount to reflect realizable value	0.0% - 50.1%
Other real estate owned	1,044	Third party valuations	Discount to reflect realizable value	11.8% - 20.7%

(29)

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at September 30, 2013:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$22,542	$22,542	$—	$—
Interest-bearing time deposits	1,982	1,992	—	—
Investment securities available for sale	31,552	1,797	29,755	—
Investment securities held to maturity	2,348	—	—	2,352
Loans held for sale	165	—	165	—
Loans	318,829	—	311,154	15,786
Stock in FHLB	4,472	—	4,472	—
Mortgage servicing rights	582	—	—	582
Interest and dividends receivable	742	—	742	—
Liabilities
Deposits	349,572	218,820	131,555	—
Borrowings	45,810	—	35,977	4,871
Drafts payable	961	—	961	—
Interest and dividends payable	371	—	371	—

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

Held to maturity securities: The carrying amount reported in the condensed consolidated balance sheets for December 31, 2012, the date the securities were reclassified from available for sale, represents the approximate fair value and became the new amortized cost basis as of that date. The carrying amount for September 30, 2013 represents the amortized cost balance as of that date.

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

NOTE I — COLLATERAL FOR LETTERS OF CREDIT

As of September 30, 2013, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5.1 million that the Company had collateralized with residential mortgage loans.

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

Executive Overview of the Third Quarter of 2013

The Company recorded net income of $561,000, or $0.19 per share, for the three-month period ended September 30, 2013, which represented a $96,000, or 20.6%, improvement over the third quarter of 2012.

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share.

•	At September 30, 2013, the Bank’s tier 1 leverage ratio was 9.57%, the tier 1 risk-based capital ratio was 13.45%, and the total risk-based capital ratio was 14.71%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income on a fully tax-equivalent basis for the third quarter of 2013 represented a decrease of $24,000, or 0.7%, from the same quarter of 2012, and was due to a $3.6 million, or 0.9%, decrease in average interest-earning assets from the same period a year earlier.

•	Net interest margin of 3.58% on a fully tax-equivalent basis for the third quarter of 2013 was essentially unchanged from the same period in 2012.

•	The Bank recorded a $210,000 provision for loan losses in the third quarter of 2013, which was the same as the prior quarter, but represented a $45,000 decrease from the provision for the third quarter of 2012.

•	Other income of $1.6 million for the third quarter of 2013 reflected a $250,000, or 18.9%, increase from the same quarter of 2012.

•	A $46,000, or 7.6%, increase in other fees and service charges on deposit accounts was due primarily to an increase in the number of checking accounts resulting from the Bank’s continuing focus on growing core deposit relationships.

•	Sales of $2.6 million of investment securities resulted in $75,000 in gains, compared to no sales for the same quarter a year earlier.

•	A $57,000 increase in gains on sales of loans and servicing rights resulted from a combination of better pricing received and a larger volume of loans sold than the year earlier quarter.

•	An $80,000 net gain from sales and write-downs of other real estate owned represented an $86,000 improvement over a $6,000 net loss for the third quarter of 2012.

•	Other expense for the third quarter of 2013 of $4.0 million was $106,000, or 2.7%, higher than the same quarter in 2012.

•	A $65,000 increase in salaries and employee benefits was due primarily to $83,000 in share-based compensation from the granting of stock options and a $64,000 increase in employee health insurance premiums, partly offset by a $93,000 reduction in retirement benefits expense.

(34)

•	A $51,000 increase in OREO expense was due primarily to a $64,000 real estate tax refund received in the third quarter of 2012 related to a golf course sold in the prior year.

•	A $39,000 increase in legal and professional fees resulted primarily from a $24,000 recruitment fee for a commercial lender.

•	A $32,000 decrease in FDIC deposit insurance premiums resulted primarily from a reduction in the Bank’s assessment rate.

•	The Company had income before income taxes of $783,000 for the third quarter of 2013 and recorded income tax expense of $222,000, an effective rate of 28.4% that was lower than the statutory rate due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the third quarter of 2013, total assets decreased by $5.1 million, or 1.1%, to $440.2 million from $445.3 million at June 30, 2013:

•	Investments in interest-bearing demand deposits decreased $7.7 million from $24.1 million at June 30, 2013 to $16.4 million at September 30, 2013, of which $16.3 million was invested at the Federal Reserve Bank of Chicago.

•	The $31.6 million total for the investment securities available-for-sale portfolio was essentially unchanged from June 30, 2013, as new purchases offset sales and principal payments. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	Net loans receivable of $318.8 million at September 30, 2013 represented an increase of $5.3 million, or 1.7%, for the third quarter of 2013, which was due primarily to $7.7 million growth in the residential real estate portfolio that resulted from a modification to the Bank’s mortgage banking strategy for the quarter that was designed to produce a larger volume of new portfolio loans with fewer sales.

•	Total non-performing loans of $7.4 million, or 2.3% of total net loans, at September 30, 2013, represented an increase of $840,000 from June 30, 2013, which was due primarily to a loan of $1.2 million that at the time was an accruing loan contractually past due over 90 days, but was subsequently reclassified to performing.

•	The allowance for loan losses of $3.9 million at September 30, 2013 was 1.22% of total loans and 53.1% of non-performing loans, compared to 1.24% and 60.1%, respectively, at June 30, 2013.

•	OREO of $6.0 million at September 30, 2013 represented a $139,000 decrease from June 30, 2013 that was primarily the result of two sales of properties with book values totaling $67,000, and write-downs totaling $72,000 related to three accepted offers to purchase.

•	During the third quarter of 2013, total deposits decreased by $5.4 million, or 1.5%, to $349.6 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off.

•	There was no change in the total amount or weighted average cost of borrowed money at September 30, 2013 from June 30, 2013.

•	Total shareholders’ equity of $37.5 million at September 30, 2013 represented an increase of $580,000 over the total for June 30, 2013, as $561,000 of net income and $83,000 of share-based compensation related to the granting of stock options was partly offset by a $33,000 after-tax effect of the unrealized decline in the market value of the available-for-sale securities portfolio, and $30,000 in dividends paid to shareholders.

(35)

Regulatory Action

On August 26, 2013, following notification by the FDIC and the Indiana Department of Financial Institutions that it was permitted to do so, the Board of Directors of Ameriana Bank rescinded the previously adopted resolution noted below.

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

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery has continued to move slowly through the third quarter of 2013. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Earnings pressure is expected to continue as the uncertain economy maintains stress on credit quality and due to market interest rates. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies, combined with the low interest rate environment, has stabilized net interest income. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including freezing hiring, job restructuring and eliminating certain discretionary expenditures.

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are maintained in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the Notes to the Company’s Consolidated Financial Statements contained in the Company’s annual report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations of the Company can be affected by these estimates and assumptions, and such estimates and assumptions are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective or complex, and subject to change if actual circumstances differ from those that were assumed. The following are the Company’s critical accounting policies:

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2013 and December 31, 2012, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at September 30, 2013.

FINANCIAL CONDITION

The balance sheet totals of $440.2 million at September 30, 2013 represented a decrease of $5.6 million, or 1.3%, from the December 31, 2012 totals of $445.8 million. The decrease in the Company’s balance sheet totals for the nine-month period resulted primarily from a decline of $7.1 million, or 2.0%, in the Bank’s deposit accounts.

(38)

Cash and cash equivalents increased $1.7 million to $22.5 million at September 30, 2013 from the December 31, 2012 total of $20.8 million. Included in the total at September 30, 2013 was $16.3 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The increase resulted primarily from the investment of funds from sales of available-for-sale investment securities and from maturing interest-bearing time deposits.

At September 30, 2013, the Bank held $2.0 million in FDIC insured bank certificates of deposit which had a weighted-average rate of 1.34% and a weighted-average remaining life of approximately 2.5 years. $5.7 million of certificates of deposit had been added in the third quarter of 2012, with maturities beginning in the first quarter of 2013. The matured certificates of deposit were not replaced due to low reinvestment rates.

Investment securities available-for-sale decreased by $7.7 million to $31.6 million at September 30, 2013 from $39.3 million at December 31, 2012. The decrease resulted primarily from four sales of mortgage-backed securities totaling $10.2 million, $6.4 million of principal repayments on mortgage-backed securities, and a $1.1 million decrease in unrealized gains, partly offset by five purchases of mortgage-backed securities totaling $10.1 million. Sales were primarily 30 year mortgage-backed securities, and all purchases were 15-year Ginnie Mae mortgage-backed securities, as the Company is maintaining a strong focus on limiting interest rate risk and credit risk in this portfolio. All mortgage-backed securities, which totaled $29.8 million at September 30, 2013, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise (“GSE”).

There was essentially no change in the $2.3 million investment securities held to maturity portfolio, which consists of local municipal securities, with only amortization of $1,000 during the nine-month period ended September 30, 2013.

Net loans receivable increased by $5.6 million, or 1.8%, to $318.8 million at September 30, 2013 from $313.2 million at December 31, 2012. Commercial real estate loans increased $3.8 million, commercial loans and leases were up $2.2 million, and residential real estate loans were up only $472,000, as sales of new production loans into the secondary market totaled $13.5 million. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.8 million at September 30, 2013 represented a $299,000 increase from $14.5 million at December 31, 2012. The net increase resulted primarily from the acquisition of two currently non-operating banking centers in the Indianapolis metropolitan area at a purchase price of $750,000, and other capital expenditures totaling $295,000, partly offset by $745,000 of depreciation for the nine-month period ended September 30, 2013.

Goodwill was $656,000 at September 30, 2013, unchanged from December 31, 2012. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment as of September 30, 2013.

We have investments in life insurance on employees and directors which had a balance or cash surrender value of $27.5 million and $27.0 million at September 30, 2013 and December 31, 2012, respectively. The non-taxable increase in cash surrender value of this life insurance was $532,000 for the nine months of 2013, compared to $577,000 for the same period a year earlier.

OREO totaled $6.0 million at September 30, 2013, a $335,000 decrease from $6.3 million at December 31, 2012. Sales of seven single-family residences and four single-family lots with an aggregate book value of $486,000, and the addition of three single-family properties totaling $266,000 occurred during the nine-month period ended September 30, 2013. The sales resulted in a net gain of $149,000, which was partly offset by $72,000 from write-downs on three other OREO properties.

Other assets of $9.3 million at September 30, 2013 represented a $1.3 million reduction from December 31, 2012. This decrease resulted primarily from the elimination of the $849,000 prepaid FDIC insurance premium balance, of which $708,000 was in the form of a refund received in the second quarter and the difference was previously applied to a normal quarterly assessment, a $253,000 decrease in accrued interest receivable, $228,000 amortization of capitalized Federal Home Loan Bank advance prepayment penalties, and the return of a $128,000 reserve related to the Company’s employee health insurance program.

(39)

Total liabilities decreased $6.5 million, or 1.6%, from $409.2 million at December 31, 2012 to $402.7 million at September 30, 2013, primarily due to the decrease in deposits.

Total deposits of $349.6 million at September 30, 2013 represented a decrease of $7.1 million, or 2.0%, from $356.7 million at December 31, 2012. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the nine months of 2013, checking, money market and savings balances increased $600,000, while certificate of deposit balances decreased $7.7 million, as customers continued to migrate to more liquid deposit products and other non-bank investments, due primarily to the ongoing economic uncertainty and related low interest rate environment. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $45.8 million at September 30, 2013 was unchanged from December 31, 2012. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $961,000 at September 30, 2013 decreased $282,000 from $1.2 million at December 31, 2012. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $37.5 million at September 30, 2013 represented a $974,000 increase over the total of $36.5 million at December 31, 2012. The increase resulted from net income of $1.7 million and $83,000 in share-based compensation related to the granting of stock options in the most recent quarter, partly offset by a $725,000 decrease in unrealized gains net of income tax related to the Bank’s available-for-sale investment securities portfolio, and by $90,000 in dividends declared during the nine-month period ended September 30, 2013. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Third Quarter of 2013 compared to the Third Quarter of 2012

The Company recorded net income of $561,000, or $0.19 per diluted share, for the third quarter of 2013, compared to net income of $465,000, or $0.16 per diluted share, for the third quarter of 2012.

The earnings growth of $96,000, or 20.6%, for the third quarter of 2013 compared to the same quarter a year earlier was related primarily to a $250,000 increase in other income, partly offset by a $106,000 increase in other expense.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.5 million for the third quarter of 2013 represented a decrease of $24,000, or 0.7%, compared to the same period of 2012, and was due to a $3.6 million, or 0.9% decrease in average interest-earning assets to $382.1 million for the third quarter of 2013. Net interest margin on a fully tax-equivalent basis for the third quarter of 2013 of 3.58% was essentially unchanged from the year earlier period.

The Bank produced relatively stable net interest income over the past year, mostly through maintaining interest-earning assets levels, coupled with limiting the decline in the average yield on total interest-earning assets that resulted primarily from market conditions, and re-pricing deposit accounts in a continuing low interest rate environment.

Tax-exempt interest was $36,000 for the third quarter of 2013 compared to $37,000 for the same period of 2012, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $15,000 and $16,000 for the third quarter of 2013 and 2012, respectively.

“Net interest income on a fully tax-equivalent basis” is calculated by increasing net interest income by an amount that represents the additional taxable interest income that would be needed to produce the same amount of after-tax income as the tax-exempt interest income included in net interest income for the period.

(40)

“Net interest margin on fully tax-equivalent basis” is calculated by dividing annualized “net interest income on a fully tax-equivalent basis” by average interest-earning assets for the period.

Our “fully tax-equivalent basis” calculations are based on a federal income tax rate of 34%.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2013	2012
Balance at beginning of quarter	$3,954	$4,103
Provision for loan losses	210	255
Charge-offs	(256)	(133)
Recoveries	31	11

Net charge-offs	(225)	(122)

Balance at end of period	$3,939	$4,236

Allowance to total loans	1.22%	1.35%

Allowance to non-performing loans	53.09%	49.50%

We recorded a provision for loan losses of $210,000 for the third quarter of 2013, a $45,000 reduction from the year earlier quarter that was reflective of the declining pressure of economic conditions on credit quality, including a decrease in non-performing loans and other real estate owned, offset in part by an increase in charge-offs. Total charge-offs of $256,000 for the third quarter of 2013 included loans with specific reserves totaling $169,000 at June 30, 2013.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2013	2012
Loans accounted for on a non-accrual basis	$6,096	$8,324
Accruing loans contractually past due 90 days or more	1,323	233

Total of non-accrual and 90 days or more past due loans (1)	$7,419	$8,557

Percentage of total net loans	2.33%	2.77%

Other non-performing assets (2)	$5,991	$7,866
Total non-performing assets	$13,410	$16,423

Percentage of total assets	3.05%	3.67%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,681	$2,473
Total troubled debt restructurings	$11,167	$11,757

(1)	Total non-accrual loans and accruing loans 90 days or more past due at September 30, 2013 included $2.7 million of troubled debt restructurings, which consisted of a $1.0 million residential construction loan, a loan of $844,000 on developed commercial land, four residential non-construction loans totaling $531,000, and three commercial loans totaling $277,000,
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

(41)

The allowance for loan losses of $3.9 million at September 30, 2013 was $297,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio increased from 49.50% at September 30, 2012 to 53.09% at September 30, 2013 due to a lower total of non-performing loans. Non-performing loans of $7.4 million at September 30, 2013 represented a $1.2 million decrease from the total of $8.6 million at September 30, 2012, but also represented an $840,000 increase from the end of the prior quarter. The increase was related to two loans totaling $1.3 million that were more than 90 days past due and still accruing interest, including a loan of $1.2 million that was subsequently reclassified to performing. It is management’s opinion that the allowance for loan losses at September 30, 2013 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At September 30, 2013, the Bank had $11.2 million in loans categorized as troubled debt restructurings, with nine loans for $2.7 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $11.2 million included $3.8 million related to a hotel in northern Indiana, twenty loans on single-family residential properties totaling $3.8 million, two loans totaling $2.3 million for developed commercial land, a $1.0 million construction loan on a residential condominium project, three commercial loans totaling $277,000, and a commercial real estate loan for $25,000.

Other Income

The Company recorded other income of $1.6 million for the third quarter of 2013, an increase of $250,000, or 18.9%, from the total for the same period a year earlier that resulted primarily from the following changes:

•	A $46,000, or 7.6%, increase in other fees and service charges on deposit accounts to $650,000 for the third quarter of 2013 from $604,000 for the year earlier quarter, that was due primarily to a 7.5% increase in the number of checking accounts since the end of the third quarter of 2012 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	$75,000 in gains from sales of $2.6 million of investment securities, compared to none for the same quarter a year earlier;

•	A $57,000, or 78%, increase in gains on sales of loans and servicing rights to $130,000 from $73,000 for the third quarter of 2012 that resulted from both better pricing received and volume, with a 43.5% increase in sales over the year earlier quarter from $1.2 million to $2.8 million; and

•	An $80,000 net gain from sales and write-downs of OREO, which represented an $86,000 improvement over a $6,000 net loss for the third quarter of 2012.

Other Expense

Total other expense of $4.0 million for the third quarter of 2013 was $106,000, or 2.7%, higher than the total for the third quarter of 2012, with the following major differences:

•	A $65,000 increase in salaries and employee benefits was due primarily to $83,000 in share-based compensation related to the granting of stock options in the third quarter of 2013, with no share-based compensation in the same period a year earlier, and a $64,000 increase in employee health insurance premiums that resulted primarily from a change in our employee health plan, partly offset by a $93,000 reduction in retirement benefits expense that resulted primarily from a change in the interest rate assumption related to our frozen defined benefit plan;

•	A $51,000 increase in OREO expense to $80,000 that related primarily to real estate tax expense that was reduced by a $64,000 refund recorded in the third quarter of 2012 related to a golf course, which was sold in the prior year; and

•	A $39,000 increase in legal and professional fees to $102,000 that resulted primarily from a $24,000 recruitment fee related to the addition of a commercial lender; partly offset by

•	A $32,000 decrease in FDIC deposit insurance premiums that resulted primarily from a reduction in the Bank’s assessment rate.

(42)

Income Tax Expense

The Company recorded income tax expense of $222,000 on pre-tax income of $783,000 for the three-month period ended September 30, 2013, compared to income tax expense of $152,000 on pre-tax income of $617,000 for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

We have a deferred state tax asset that is primarily the result of operating losses sustained since 2003. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of Ameriana Investment Management, Inc. (“AIMI”), our investment subsidiary, which was liquidated effective December 31, 2009. Operating income from AIMI was not subject to state income taxes under state law, and as a result was also a major factor in the growth of the deferred state tax asset.

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

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

The Company recorded net income of $1.7 million, or $0.57 per diluted share, for the first nine months of 2013, an increase of $443,000 over net income of $1.3 million, or $0.42 per diluted share, for the first nine months of 2012.

The primary factors in the earnings improvement of 35.1% were an increase in other income of $599,000, or 15.1%, and a $215,000, or 24.2%, decrease in the provision for loan losses, partly offset by an $86,000, or 0.7%, increase in other expense compared to the first nine months of 2012.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $10.5 million for the first nine months of 2013 represented a decrease of $40,000, or 0.4%, compared to the same period of 2012, notwithstanding a $2.0 million, or 0.5%, increase in average interest-earning assets to $385.7 million for first nine months of 2013. The Company’s net interest margin on a fully tax-equivalent basis for the first nine months of 2013 of 3.65% was 3 basis points lower than the year earlier period.

Tax-exempt interest was $109,000 for the first nine months of 2013 compared to $111,000 for the same period of 2012, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $46,000 and $47,000 for the first nine months of 2013 and 2012, respectively.

(43)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2013	2012
Balance at beginning of year	$4,239	$4,132
Provision for loan losses	675	890
Charge-offs	(1,090)	(822)
Recoveries	115	36

Net charge-offs	(975)	(786)

Balance at end of period	$3,939	$4,236

We recorded a provision for loan losses of $675,000 for the first nine months of 2013, compared to $890,000 for the same period in 2012. The 2013 provision represents a $215,000, or 24.2%, decrease from the nine-month period a year earlier. The lower provision is reflective of the impact from slowly improving economic conditions on credit quality, including a decrease in non-performing loans and other real estate owned, offset in part by an increase in charge-offs. Charge-offs of $1.1 million for the nine-month period ended September 30, 2013 represented an increase of $268,000 over the total for the same period a year earlier, due primarily to a first quarter charge-off of $479,000, fully reserved at December 31, 2012, related to a hotel in northern Indiana. The allowance to total loans was 1.22% at September 30, 2013, compared with 1.35% at September 30, 2012.

Other Income

The Company recorded a $599,000, or 15.1%, increase in total other income to $4.6 million for the first nine months of 2013, compared to $4.0 million for the first nine months of 2012, due primarily to the following major differences:

•	A $255,000 improvement to a $78,000 net gain from sales and write-downs of other real estate owned for the nine months of 2013, from a net loss of $177,000 for the same period a year earlier that included a $130,000 write-down of an uncompleted apartment complex;

•	A $113,000, or 6.6%, increase to $1.8 million in fees and service charges on deposit accounts that was due primarily to a 7.5% increase in the number of checking accounts since the end of the third quarter of 2012, that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $111,000, or 32.7%, increase in gains on sales of loans and servicing rights to $450,000 for the first nine months of 2013 from $339,000 for the same period a year earlier that resulted primarily from better pricing received, as the dollar amount of total sales was only 2.5% higher than the year earlier period;

•	A $78,000 increase in gains from sales of investment securities to $167,000 from sales totaling $10.2 million, compared to $89,000 for the same period a year earlier from sales totaling $4.9 million; and

•	A $52,000 increase in brokerage and insurance commissions to $1.2 million for the first nine months of 2013 compared to the year earlier period that was due primarily to a $42,000 increase in the contingency bonus received by the Bank’s insurance subsidiary that resulted from better claims loss experience on insured properties.

(44)

Other Expense

The net increase of $86,000, or 0.7%, in other expense to $12.1 million for the first nine months of 2013 compared to the same period of 2012 resulted primarily from the net of the following differences:

•	A $53,000 increase in other real estate owned expense to $263,000 that related primarily to real estate tax expense that was reduced by a $64,000 refund recorded in the first nine months of 2012 related to a golf course, which was sold in the prior year;

•	A $62,000 increase in furniture and equipment expense due primarily to $29,000 in ATM maintenance costs, and a $20,000 increase in personal property tax expense related primarily to the benefit recorded in the first nine months of 2012 from the filing of amended tax returns;

•	A $71,000 increase in data processing expense related primarily to our cost to support a greater use of new technology by our customers; and

•	A $54,000 increase in legal and professional fees to $427,000 that resulted primarily from $39,000 in recruitment fees related to additions to the commercial loan department; partly offset by

•	A $54,000 decrease in net occupancy expense due primarily to an $81,000 reduction in repairs and maintenance resulting mostly from replacing higher-priced contractors;

•	A $37,000 decrease in salaries and employee benefits that was due primarily to a $241,000 decrease in costs associated with the frozen defined benefit retirement plan, partly offset by $83,000 in share-based compensation related to the granting of stock options in during the nine months of 2013, compared to only $1,000 of share-based compensation in the same period a year earlier, and a $93,000 increase in employee health insurance premiums; and

•	A $30,000 decrease in FDIC deposit insurance premiums that resulted primarily from a reduction in the Bank’s assessment rate.

Income Tax Expense

The Company had income before income taxes of $2.3 million for the first nine months of 2013, and recorded income tax expense of $602,000, an effective rate of 26.1% that resulted from a large amount of tax-exempt income. The Company had income before income taxes of $1.6 million for the same period of 2012, and recorded income tax expense of $356,000, an effective rate of 22.0%, that was also a result of a large amount of tax-exempt income. For both nine month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

(45)

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

At September 30, 2013, we had $14.0 million in loan commitments outstanding and $50.1 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of September 30, 2013 totaled $64.1 million, or 18.3% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2014. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at September 30, 2013 or at December 31, 2012.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first nine months of 2013, net loans receivable increased by $5.6 million, or 1.8%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits decreased by $7.1 million, or 2.0%, and total FHLB advances were unchanged during the first nine months of 2013.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2013 and December 31, 2012, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2013 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,657	14.71%	$24,837	8.00%	$31,046	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$41,764	13.45%	$12,418	4.00%	$18,628	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$41,764	9.57%	$13,092	3.00%	$21,820	5.00%

December 31, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$44,797	14.45%	$24,798	8.00%	$30,998	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$40,870	13.18%	$12,399	4.00%	$18,599	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$40,870	9.31%	$13,167	3.00%	$21,945	5.00%

(46)

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$46,182	14.71%	$25,116	8.00%	$31,395	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,289	13.47%	$12,558	4.00%	$18,837	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,289	9.68%	$13,101	3.00%	$21,835	5.00%

December 31, 2012
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,072	14.39%	$25,058	8.00%	$31,322	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$41,145	13.14%	$12,529	4.00%	$18,793	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$41,145	9.37%	$13,176	3.00%	$21,960	5.00%

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

(47)

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2013, and at September 30, 2013 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

(48)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 8, 2013	/s/ Jerome J. Gassen
Jerome J. Gassen President and Chief Executive Officer (Duly Authorized Representative)

DATE: November 8, 2013	/s/ John J. Letter
John J. Letter Senior Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

(49)