Form 10-K
period 2013-12-31
AMERIANA BANCORP
filed 2014-03-25
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2013 was approximately $28.8 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 25, 2014, the registrant had 2,990,752 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

i

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, including real estate values, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under Part I—Item 1A—“Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Knightstown, Indiana. AFS operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.

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

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Commercial	$104,766	33.05%	$101,106	31.77%	$100,126	31.58%	$94,595	29.79%	$104,231	31.92%
Residential	168,529	53.17	167,998	52.78	164,420	51.86	169,274	53.30	163,179	49.96
Construction	11,382	3.59	14,886	4.68	17,980	5.67	24,705	7.77	28,799	8.82
Commercial loans and leases	29,254	9.23	30,934	9.72	30,961	9.76	22,360	7.04	23,580	7.22
Municipal loans	997	0.32	1,187	0.37	740	0.23	2,718	0.86	2,781	0.85
Consumer loans	2,032	0.64	2,176	0.68	2,860	0.90	3,943	1.24	4,003	1.23

Total	$316,960	100.00%	$318,287	100.00%	$317,087	100.00%	$317,595	100.00%	$326,573	100.00%

Less:
Undisbursed loan proceeds	248		214		12		443		1,005
Deferred loan fees (expenses), net	684		629		434		225		19
Allowance for loan losses	3,993		4,239		4,132		4,212		4,005

Subtotal	4,925		5,082		4,578		4,880		5,029

Total	$312,035		$313,205		$312,509		$312,715		$321,544

The following table shows, at December 31, 2013, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
			2019 and
	2014	2015 – 2018	Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$12,216	$11,324	$249,755	$273,295
Construction	2,233	1,780	7,369	11,382
Other	6,756	17,129	8,398	32,283

Total	$21,205	$30,233	$265,522	$316,960

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2013, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$195,806	$65,273	$261,079
Construction	3,956	5,193	9,149
Other loans	19,382	6,145	25,527

Total	$219,144	$76,611	$295,755

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period. The Bank normally sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio. The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to five years, and then convert to an adjustable-rate thereafter. The residential mortgage loans originated and retained by the Bank in 2013 were composed primarily of fixed-rate loans and, to a lesser extent, hybrid loans that have a fixed-rate for five years and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are typically made as adjustable-rate mortgages, which may be converted to a fixed-rate loan for sale in the secondary market at the request of the borrower if secondary market guidelines have been met. One-to four-family residential construction loans were $2.6 million, or 22.9% of the construction loan portfolio, at December 31, 2013 compared to $3.1 million, or 20.6%, at December 31, 2012. Additionally, at December 31, 2013, the Bank held loans on $820,000 of residential land and building lots, which represented 7.2% of the construction loan portfolio, compared to $1.2 million, or 8.0%, at December 31, 2012.

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

In 2013, the Bank originated $40.4 million in non-construction residential real estate loans. The total included $1.1 million in adjustable-rate residential first mortgage loans, including hybrids, $36.2 million of fixed-rate first mortgage loans, $2.7 million of home equity credit lines and $392,000 of closed end second mortgage loans. Fixed-rate residential mortgage loans sold into the secondary market in 2013 and 2012 were $14.9 million and $20.8 million, respectively. Gains on residential loan sales, including imputed gains on servicing rights and loan origination fees net of direct origination costs, were $511,000 in 2013 compared with $672,000 in 2012.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner-occupied and nonowner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. At December 31, 2013, the Bank’s individual commercial real estate loan balances ranged from $2,000 to $4.9 million. The Bank’s commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, nonowner-occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $8.0 million, or 69.9% of the construction loan portfolio, at December 31, 2013 compared to $10.6 million, or 71.4%, at December 31, 2012. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2013, the largest commercial real estate lending relationship was comprised of four loans with a total commitment of $5.0 million and a total outstanding balance of $4.9 million. Three loans with a total current commitment of $3.7 million were secured by retail strip shopping centers, and the fourth loan with a current commitment of $1.3 million was secured by commercial office space. All four loans were performing according to their original terms at December 31, 2013.

Municipal Lending. At December 31, 2013, the Bank’s loan portfolio included three municipal loans with approved credit limits totaling $1.2 million and outstanding balances totaling $997,000.

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

At December 31, 2013, the largest commercial relationship included eight credits with a total commitment of $6.9 million and outstanding balances totaling $4.9 million that were secured by business assets of the borrower. One of the credits with a $5.0 million commitment and outstanding balance of $3.2 million was approved under the Small Business Administration (“SBA”) 7(a) CAPLine program and carries a 75% SBA guarantee. All of the individual credits were performing according to their original terms at December 31, 2013.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, banking center staff, and commissioned loan agents. In 2013, the Bank acquired four loans totaling $102,000, all single-family real estate loans acquired through the Indianapolis Neighborhood Housing Partnership, a 22-year-old independent, non-governmental nonprofit that helps families and individuals become long-term, successful homeowners. At December 31, 2013, balances outstanding for all loan participations or whole loan purchases totaled $15.5 million. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors, and sold $14.9 million of fixed-rate single-family mortgage loans in 2013. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2013, the Bank was servicing $80.7 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2013 was $582,000.

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

Commercial loans that are part of a lending relationship exceeding $250,000 are submitted to the Bank’s credit analysts for review, financial analysis and for preparation of a Loan Approval Memorandum. The Loan Committee, consisting of members of the Board or management appointed by the Board of Directors, must approve secured and unsecured loans over $500,000 and $100,000, respectively, and all loans that have a variance to loan policy.

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

For additional information, see Note 7 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Delinquencies. When a borrower defaults on a required payment on a non-commercial loan, the Bank contacts the borrower and attempts to induce the borrower to cure the default. A late payment notice is mailed to the borrower and a telephone contact is made after a payment is fifteen days past due. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Bank’s normal collection procedures or an acceptable arrangement is not worked out with the borrower, the Bank will institute measures to remedy the default, including commencing foreclosure action. In the case of default related to a commercial loan, the contact is initiated by the commercial lender after a payment is ten days past due. The Loan Committee reviews delinquency reports weekly and the Criticized Assets Committee reviews classified delinquent loans quarterly.

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

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real Estate:
Residential	$2,767	$3,903	$4,500	$6,258	$3,810
Commercial	351	354	—	—	841
Construction	1,207	2,375	3,432	4,184	4,219
Commercial loans and leases	733	967	644	731	—
Consumer loans	—	4	—	14	12

Total	5,058	7,603	8,576	11,187	8,882

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	9	—	243	60	170
Consumer loans	—	1	9	—	1

Total	9	1	252	60	171

Total of nonaccrual and 90 days or more past due loans (1)	$5,067	$7,604	$8,828	$11,247	$9,053

Percentage of total loans	1.60%	2.39%	2.79%	3.54%	2.78%

Other nonperforming assets (2)	$5,171	$6,326	$7,571	$9,082	$5,517

Total nonperforming assets	$10,238	$13,930	$16,399	$20,329	$14,570

Percentage of total assets	2.23%	3.13%	3.82%	4.73%	3.30%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$1,781	$2,750	$1,783	$2,245	$—

Total troubled debt restructurings	$11,558	$12,171	$9,016	$8,393	$268

(1)	Total nonaccrual loans and 90 days or more past due loans at December 31, 2013 included $1.8 million of troubled debt restructurings, which consisted of a $1.1 million residential construction loan, three residential non-construction loans totaling $498,000, and three commercial loans totaling $264,000.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

Although the Company’s nonperforming loans decreased by $2.5 million in 2013 from $7.6 million at December 31, 2012 to $5.1 million at December 31, 2013, the total still represents an elevated level as a result of continued weakness in the economy. Nonaccrual residential real estate loans decreased $1.1 million for the year to $2.8 million at December 31, 2013, primarily the result of five foreclosures, two restructurings and a short sale. Nonaccrual construction loans decreased by approximately $1.2 million for the year to $1.2 million at December 31, 2013, primarily due to a credit quality classification upgrade for a $1.0 million commercial land development loan that had a balance of $1.0 million at December 31, 2012. We have analyzed our collateral position on these nonperforming loans using current appraisals and valuations, and have established reserves accordingly.

Troubled debt restructurings (“TDRs”) decreased $613,000 from $12.2 million at December 31, 2012 to $11.6 million at December 31, 2013. The decrease was the net result of two single-family residential property additions during the year totaling $448,000, a $479,000 partial charge-off of a loan on a hotel in northern Indiana, five loans with balances totaling $305,000 at December 31, 2012 paid in in full in 2013, and other payments applied to loan principal in 2013. The total of $11.6 million at December 31, 2013 included a $3.8 million loan on the hotel in northern Indiana, a $1.0 million construction loan on a residential condominium project, twenty-three single-family home loans totaling $4.0 million, two loans totaling $2.5 million for developed commercial land, three commercial loans totaling $264,000, and a commercial real estate loan for $24,000. As of December 31, 2013, the Bank had classified $1.8 million of the TDRs as doubtful, including the $1.0 million construction loan on a residential condominium project, the three commercial loans totaling $264,000, and three single-family property loans totaling $498,000. The $3.8 million loan on the hotel in northern Indiana, thirteen single-family properties totaling $1.8 million, a $1.0 million loan for developed commercial land and a $24,000 commercial real estate loan were classified as pass. The other TDRs totaling $3.1 million were classified as substandard. Total TDRs of $12.2 million at December 31, 2012, included $4.3 million related to a hotel in northern Indiana, twenty-three loans on single-family residential properties totaling $3.9 million, two loans totaling $2.5 million for developed commercial land, a $1.1 million construction loan on a residential condominium project, four commercial loans totaling $345,000, a commercial real estate loan for $29,000, and two consumer loans totaling $4,000.

Interest income that would have been recorded for 2013 had nonaccruing loans been current in accordance with their original terms and had been outstanding throughout the period was $444,000. The amount of interest related to those nonaccrual loans included in interest income for 2013 was $9,000.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2013, the Bank’s allowance for loan losses amounted to $4.0 million. Management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2013.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. Regulators, in reviewing the Bank’s loan portfolio, may require the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$4,239	$4,132	$4,212	$4,005	$2,991

Charge-offs:
Real estate loans:
Commercial	479	53	11	238	127
Residential	441	456	605	737	200
Construction	2	196	536	525	637
Commercial loans	137	324	301	398	212
Consumer loans	81	69	107	72	54

Total charge-offs	1,140	1,098	1,560	1,970	1,230

Recoveries:
Real estate loans:
Commercial	—	—	1	—	—
Residential	42	21	76	16	1
Construction	21	8	1	206	1
Commercial loans and leases	38	4	2	4	47
Consumer loans	38	27	15	18	15

Total recoveries	139	60	95	244	64

Net charge-offs	(1,001)	(1,038)	(1,465)	(1,726)	(1,166)
Provision for loan losses	755	1,145	1,385	1,933	2,180

Balance at end of period	$3,993	$4,239	$4,132	$4,212	$4,005

Ratio of net charge-offs to average loan outstanding during the period	0.31%	0.33%	0.47%	0.54%	0.35%

Allowance for loan losses to non-performing Loans	78.80%	55.75%	46.81%	37.45%	44.24%

Allowance for loan losses to total loans	1.26%	1.33%	1.30%	1.33%	1.23%

The Company had a provision for loan losses of $755,000 for 2013 compared to a provision of $1.1 million in 2012, primarily due to a decrease in nonperforming loans. The reduced 2013 provision coupled with a similar level of charge-offs resulted in a 7 basis point decrease in the allowance as a percentage of total loans to 1.26% at December 31, 2013. Both the 2013 and the 2012 provisions were primarily due to a continuing elevated level of charge-offs and nonperforming loans.

Total charge-offs were $1.1 million for 2013, and included a partial charge-off of $479,000 of a loan on a hotel in northern Indiana, $441,000 to sixteen residential real estate loans, and $137,000 to five commercial loans. Charge-offs totaled $1.1 million for 2012, and included partial charge-offs of $186,000 to two loans to one borrower totaling $1.1 million on residential building lots and commercial land, $456,000 to twenty-one residential real estate loans, and $324,000 to eight commercial loans. These charge-offs resulted primarily from the continued effects of the recent economic downturn, and were based on new appraisals or new valuations. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2013		2012		2011
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$1,165	33.05%	$789	31.77%	$736	31.58%
Residential	1,743	53.17	1,504	52.78	1,605	51.86
Construction	356	3.59	785	4.68	940	5.67
Commercial loans and leases	623	9.23	1,080	9.72	788	9.76
Municipal loans	—	0.32	—	0.37	—	0.23
Consumer loans	106	0.64	81	0.68	63	0.90

Total allowance for loan losses	$3,993	100.00%	$4,239	100.00%	$4,132	100.00%

	At December 31,
	2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$639	29.79%	$661	31.92%
Residential	1,584	53.30	1,262	49.96
Construction	1,254	7.77	1,269	8.82
Commercial loans and leases	657	7.04	686	7.22
Municipal loans	—	0.86	—	0.85
Consumer loans	78	1.24	127	1.23

Total allowance for loan losses	$4,212	100.00%	$4,005	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 6.2% of the Bank’s total interest income (and dividends) for 2013. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the Federal Reserve Bank of Chicago and the FHLB of Indianapolis). As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis. The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2013.

The following table sets forth the amortized cost and fair value of the Bank’s investments in federal agency obligations, mortgage-backed securities, mutual funds, and municipal securities at the dates indicated. The municipal securities were reclassified from available for sale to held to maturity on December 31, 2012. All of the other investments were available for sale:

	At December 31,
	2013		2012
	(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,205	$33,806	$33,977	$34,893
Ginnie Mae collateralized mortgage obligations	2,349	2,214	2,562	2,554
Mutual fund	1,787	1,783	1,744	1,849

	38,341	37,803	38,283	39,296
Held to maturity:
Municipal securities (1)	2,347	2,347	2,349	2,349

Total investments	$40,688	$40,150	$40,632	$41,645

(1)	On December 31, 2012, the Company transferred its municipal securities portfolio from available for sale to held to maturity. As a result of this transfer, a new cost basis was established for the portfolio equal to the fair value on the date of transfer.

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2013:

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Municipal securities (1)	—	—	$236	7.95%	$470	7.95%	$1,641	7.95%	$2,347	7.95%
Mutual funds (2)	$1,783	2.01%	—	—	—	—	—	—	$1,783	2.01%

(1)	Presented on a tax-equivalent basis using a tax rate of 34%.
(2)	Mutual funds have no stated maturity date.

The Bank’s mortgage-backed securities, Ginnie Mae and GSE pass-throughs, and Ginnie Mae collateralized mortgage obligations, include both fixed and adjustable-rate securities. At December 31, 2013, these securities consisted of the following:

	Carrying	Average
	Amount	Yield
	(Dollars in thousands)
Adjustable-rate:
Repricing in one year or less	$622	1.91%
Repricing in more than one year
Fixed-rate:
Maturing in five years or less (1)	14,387	1.93
Maturing in five to ten years (1)	21,003	2.40
Maturing in more than ten years (1)	8	8.00

Total	$36,020	2.21%

(1)	Maturities for all securities are based on estimated average life.

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

As of December 31, 2013, approximately 59.9%, or $217.1 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

Interest earned on statement accounts is paid from the date of deposit to the date of withdrawal and compounded semi-annually for the Bank. Interest earned on NOW and money market deposit accounts is paid from the date of deposit to the date of withdrawal and compounded and credited monthly. Management establishes the interest rates on these accounts weekly, or as often as necessary to be competitive.

The Bank also makes available to its depositors a number of certificates of deposit with various terms and interest rates to be competitive in its market area. These certificates have minimum deposit requirements as well.

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market. The Bank held no brokered certificates at December 31, 2013 and 2012.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated, with fixed-rate certificates categorized by original term to maturity:

	Balance at		Balance at
	December 31,		December 31,
	2013		2012		Increase (Decrease)
	(Dollars in thousands)
Noninterest-bearing deposits	$52,747	14.54%	$53,024	14.87%	$(277)	(0.52)%
Interest-bearing checking	98,234	27.09	104,563	29.31	(6,329)	(6.05)
Money market deposits	36,125	9.96	31,576	8.85	4,549	14.41
Savings deposits	30,009	8.28	29,057	8.15	952	3.28
Certificate accounts:
Certificates of $100,000 and more	51,188	14.11	39,373	11.04	11,815	30.01
Fixed-rate certificates:
12 months or less	22,970	6.33	21,202	5.94	1,768	8.34
13-24 months	21,265	5.86	32,421	9.09	(11,156)	(34.41)
25-36 months	14,937	4.12	8,610	2.41	6,327	73.48
37 months or greater	34,640	9.55	36,325	10.18	(1,685)	(4.64)
Variable-rate certificates:
18 months	586	0.16	552	0.16	34	6.16

Total	$362,701	100.00%	$356,703	100.00%	$5,998	1.68

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

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2013, 2012 and 2011 are calculated from actual daily balances.

	For the Years Ended December 31,
	2013		2012		2011
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)
Interest-bearing checking	$101,059	0.10%	$98,553	0.20%	$81,602	0.36%
Money market deposits	34,853	0.19	30,510	0.21	28,449	0.38
Savings deposits	30,456	0.05	29,609	0.05	29,705	0.09
Time deposits	132,827	1.12	147,914	1.39	168,164	1.66

Total interest-bearing deposits	299,195	0.56	306,586	0.76	307,920	1.05
Noninterest-bearing demand and Savings deposits	55,946		48,134		39,217

Total deposits	$355,141		$354,720		$347,137

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated:

	At December 31,
	2013	2012	2011
	(In thousands)
Less than 2.00%	$120,113	$108,965	$107,972
2.00% - 3.99%	24,531	27,860	36,860
4.00% - 5.99%	942	1,658	5,462

	$145,586	$138,483	$150,294

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2013:

	Amount Due
	Less Than			More Than
	One Year	1-2 Years	2-3 Years	3 Years	Total
	(In thousands)
Less than 1.00%	$49,792	$31,209	$2,795	$423	$84,219
1.00% - 1.99	3,321	17,010	5,818	9,745	35,894
2.00% - 3.99	12,190	6,525	1,314	4,502	24,531
4.00% - 5.99	942	—	—	—	942

	$66,245	$54,744	$9,927	$14,670	$145,586

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2013:

Maturity Period	Certificates of $100,000 or More
(In thousands)
Three months or less	$2,546
Over three through six months	10,860
Over six through twelve months	10,085
Over twelve months	27,697

Total	$51,188

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2013, the Bank had $33.0 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings increased $5.0 million in 2013, as the Bank added a three-year Federal Home Loan Bank note with an interest rate of 0.77% as partial funding of a leverage strategy that involved the purchase of $8.1 million of Ginnie Mae mortgage-backed securities. During the second half of 2012, the Bank prepaid two FHLB borrowings of $10.0 million each using proceeds from two new FHLB borrowings of $10.0 million each with lower interest rates and longer maturity dates. The prepayment penalties incurred on the two paid-off borrowings which totaled $1.5 million are being amortized over the lives of the replacement borrowings. The purpose of this $20.0 million debt restructuring was to reduce the Bank’s current interest expense and to extend the maturity date of the debt using long-term low interest rates.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust. The Company purchased 100% of the common stock of Trust I for $310,000. Trust I issued $10.0 million in trust preferred securities and those proceeds, combined with the $310,000 in proceeds of the common stock, were used to purchase $10.3 million in subordinated debentures issued by the Company. The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I. The subordinated debentures had a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. Effective March 15, 2011, the fixed rate converted to a floating rate and the subordinated debentures now bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2013, the debentures had an interest rate of 1.74%.

The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

	At or for the
	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$33,000	$28,000	$32,000
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Weighted average rate paid on:
FHLB advances at end of period (1)	2.54%	2.83%	3.15%
Subordinated debentures	1.74	1.81	2.05
Repurchase agreement	4.42	4.42	4.42
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$33,000	$28,000	$34,000
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate average amounts outstanding during period:
FHLB advances	$29,022	$28,054	$28,897
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate weighted average rate during the period paid on:
FHLB advances	2.82%	3.45%	3.69%
Subordinated debentures	1.80	1.99	2.35
Repurchase agreement	4.42	4.42	4.42

(1)	The actual weighted average rate at December 31, 2013 was 1.63%, but the effective rate was 2.54%. The effective rate incorporates the impact on interest expense from the amortization of two prepayment penalties totaling $1.5 million that resulted when two advances of $10.0 million each were replaced in 2012 with new borrowings that have lower rates and later maturity dates.

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $62,000, $64,000 and $72,000 for 2013, 2012 and 2011, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2013, 2012 and 2011 are calculated from actual daily balances.

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loan portfolio (1)	$319,452	$15,930	4.99%	$313,057	$16,739	5.35%	$311,842	$17,421	5.59%
Mortgage-backed securities	32,851	634	1.93	38,056	890	2.34	34,733	1,096	3.16
Other securities:
Taxable	2,072	48	2.30	2,020	61	3.02	1,963	70	3.57
Tax-exempt (2)	2,324	186	7.99	2,323	186	8.01	1,588	105	6.61
Short-term investments and other interest-earning assets (3)	30,160	244	0.81	27,764	220	0.79	24,416	174	0.71

Total interest-earning assets	386,859	17,042	4.41	383,220	18,096	4.72	374,542	18,866	5.04
Noninterest-earning assets	59,732			60,350			60,476

Total assets	$446,591			$443,570			$435,018

Interest-bearing liabilities:
Demand deposits and savings	$166,368	177	0.11	$158,672	278	0.18	$139,756	427	0.31
Certificate of deposits	132,827	1,486	1.12	147,914	2,057	1.39	168,164	2,798	1.66

Total interest-bearing deposits	299,195	1,663	0.56	306,586	2,335	0.76	307,920	3,225	1.05
Borrowings	46,832	1,340	2.86	45,864	1,510	3.29	46,712	1,645	3.52

Total interest-bearing liabilities	346,027	3,003	0.87	352,450	3,845	1.09	354,632	4,870	1.37

Noninterest-bearing liabilities	63,559			55,626			46,635

Total liabilities	409,586			408,076			401,267
Stockholders’ equity	37,005			35,494			33,751

Total liabilities and stockholders’ equity	$446,591			$443,570			$435,018

Net interest income		$14,039			$14,251			$13,996

Interest rate spread			3.54%			3.63%			3.67%

Net tax-equivalent yield (4)			3.63%			3.72%			3.74%

Ratio of average interest-earning assets to average interest-bearing liabilities			111.80%			108.73%			105.61%

(1)	Interest and average yield presented on a tax-equivalent basis using a tax-effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty. Nonaccrual loans are included in average loans outstanding.
(2)	Interest and average yield presented on a tax-equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities and FHLB stock.
(4)	Net interest income is presented on a tax-equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has two wholly owned subsidiaries: AIA, which sells insurance products and AFS, which operates a brokerage facility. At December 31, 2013, the Bank’s investments in its subsidiaries were approximately $1.5 million, consisting of direct equity investments.

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

At December 31, 2013, the Bank’s ratio of Tier 1 capital to average total assets was 9.47%, its ratio of Tier 1 capital to risk-weighted assets was 13.91% and its ratio of total risk-based capital to risk-weighted assets was 15.16%.

Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. In addition, the Bank may not pay dividends that exceed retained net income for the applicable calendar year to date, plus retained net income for the preceding two years without prior approval from the Indiana Department of Financial Institutions. On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of the Bank adopted a resolution agreeing to, among other things, receive prior approval of the FDIC and the Indiana Department of Financial Institutions before declaring or paying any dividends. This resolution was rescinded by the Board of Directors of the Bank on August 26, 2013, following notification by the FDIC and the Indiana Department of Financial Institutions that it was permitted to do so.

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

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009, (capped at ten basis points of an institution’s deposit assessment base) to cover losses to the Deposit Insurance Fund. That special assessment, in the amount of $193,000 was collected on September 30, 2009. In lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. Such amount was $2.7 million for the Bank. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset. In 2013, the FDIC refunded $708,000, which represented the remaining portion of the prepaid asset.

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

Reserve Requirements. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $89.0 million, plus 10% on the remainder. The first $13.3 million of transaction accounts are exempt. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. At December 31, 2013, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2013, the Bank held stock in the FHLB of Indianapolis in the amount of $4.5 million and was in compliance with the above requirement.

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

State Taxation. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as the Bank. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of apportioned adjusted taxable income. The rate will be reduced to 6.5%, phased in by half percent increments over four years beginning in 2014.

The Company’s state income tax returns have not been audited since 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2013	Principal Position

Jerome J. Gassen	63	President and Chief Executive Officer of the Bank and the Company

John J. Letter	68	Executive Vice President-Treasurer and Chief Financial Officer of the Bank and the Company

Michael L. Wenstrup	56	Executive Vice President and Chief Credit Officer of the Bank

Deborah C. Robinson	47	Executive Vice President and Chief Banking Officer of the Bank

Janelle C. Gamble	40	Senior Vice President and Chief Risk Officer of the Bank and the Company

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

John J. Letter was appointed Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank on January 28, 2014. From January 22, 2007 to January 28, 2014, he served as Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank. Before joining the Company, Mr. Letter served as Regional President with Old National Bank in Muncie, Indiana from September 2004 to April 2005. Before being named Regional President, Mr. Letter also served as District President with Old National Bank from November 2003 to September 2004 and Regional Chief Financial Officer – Old National Bank from August 2000 to November 2003. Mr. Letter was also Chief Financial Officer and Controller with American National Bank in Muncie from March 1997 to August 2000.

Deborah C. Robinson was appointed Executive Vice President and Chief Banking Officer of the Bank on January 28, 2014. From March 11, 2008 to January 28, 2014, she served as Senior Vice President, Retail Banking and Chief Marketing Officer. Before joining the Bank, Ms. Robinson was Vice President of Marketing at Old National Bank, Indianapolis, Indiana, for the Central Indiana and Louisville markets from December 2003 until March 2008. Ms. Robinson also held the position of Vice President, Northeast Region, Muncie, Indiana, from January 2001 until December 2003. Prior to Old National, she was the Assistant Vice President, Director of Marketing for American National Bank, Muncie, Indiana from September 1997 until January 2001, when American National was acquired by Old National Bank. Before her banking career, Ms. Robinson was the Marketing Coordinator at OLIVE LLP (now BKD, LLP), Indianapolis, Indiana from December 1993 until September 1997.

Michael L. Wenstrup was appointed Executive Vice President and Chief Credit Officer of the Bank on January 28, 2014. From March 1, 2010 to January 28, 2014, he served as Senior Vice President and Chief Credit Officer of the Bank. Mr. Wenstrup assumed the additional responsibilities of Chief Lending Officer of the Bank effective August 1, 2011. Before joining Ameriana, Mr. Wenstrup was Executive Vice President – Chief Credit Officer and Director of Parkway Bank Arizona, Phoenix, Arizona from November 2005 to December 2008. Mr. Wenstrup was Executive Vice President of Parkway Bank and Trust, Harwood Heights, Illinois from June 1999 to November 2005 and served as Vice President – Portfolio Manager, Commercial Real Estate with LaSalle National Bank, Chicago, Illinois from January 1994 to June 1999.

Janelle C. Gamble was appointed Senior Vice President and Chief Risk Officer of the Bank on January 28, 2014. From July 30, 2012 to January 28, 2014, she served as Vice President, Compliance Officer of the Bank. Ms. Gamble assumed the additional responsibilities of Community Reinvestment Act (CRA) Officer effective March 4, 2013. Before joining Ameriana, Ms. Gamble was a Compliance Examiner with the FDIC from December 2011 to June 2012. Prior to working for the FDIC, Ms. Gamble was the Assistant Vice President, Compliance & CRA Officer with the State Bank of Lizton, Lizton, Indiana from June 2008 to December 2011. Ms. Gamble has held the certification of Certified Regulatory Compliance Manager since 2011.

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

Our increased emphasis on commercial lending may expose us to increased lending risk. At December 31, 2013, our loan portfolio consisted of $104.8 million, or 33.1%, of commercial real estate loans, $11.4 million, or 3.6%, of construction loans (primarily commercial properties) and $29.3 million, or 9.2%, of commercial and industrial loans and leases. We intend to continue to maintain our emphasis on the origination of commercial loans. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Commercial and construction loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one to four-family residential mortgage loans, we may need to increase our allowance for loan losses to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our nonperforming assets remain elevated and we may be required to increase our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. For 2013, we recorded a provision for loan losses of $755,000. We also recorded net loan charge-offs of $1.0 million. The continuing weakened economy has contributed to relatively high levels of loan delinquencies and other nonperforming assets as of December 31, 2013. Our nonperforming loans totaled $5.1 million, representing 1.60% of total loans, at December 31, 2013. In addition, loans that we have classified as special mention, substandard, doubtful or loss totaled $15.3 million, representing 4.8% of total loans, at December 31, 2013. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may be required to add further reserves to our allowance for loan losses or we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2013, our allowance for loan losses as a percentage of total loans was 1.26%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, data processing expense, FDIC insurance premiums and assessments, and marketing, totaled $16.1 million for the year ended December 31, 2013 compared to $15.8 million for the year ended December 31, 2012. We continue our concerted effort to effectively manage our expenses, which was a key driver of our decision to close our McCordsville banking center. The Company’s efficiency ratio totaled 81.1% for the year ended December 31, 2013 compared to 81.4% for the year ended December 31, 2012. Failure to control our expenses could hurt future profits.

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

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We opened a full-service banking center in Fishers, Indiana in October 2008, a second banking center in Carmel in December 2008 and a third in Westfield in May 2009. We also purchased property in Plainfield in 2008 with the expectation to begin construction of a new full-service banking center, but those plans were put on hold because of the immediate following economic conditions. The Bank purchased two vacant banking centers on June 7, 2013 located in Hamilton County, which is in the Indianapolis metropolitan area, and is in the process of determining the appropriate time to open each office, as well as building on the Plainfield property, based on the Bank’s long-term expansion strategy. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches certain economies of scale.

Regulatory reform legislation may have a material impact on the value of our stock. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was passed , which imposes significant regulatory and compliance changes. The key effects of the Dodd-Frank Act on our business are:

•	changes to regulatory capital requirements;

•	creation of new government regulatory agencies (such as the Financial Stability Oversight Council, which oversees systemic risk, and the Consumer Financial Protection Bureau, which develops and enforces rules for bank and non-bank providers of consumer financial products);

•	potential limitations on federal preemption;

•	changes to deposit insurance assessments;

•	regulation of debit interchange fees we earn;

•	changes in retail banking regulations, including potential limitations on certain fees we may charge; and

•	changes in regulation of consumer mortgage loan origination and risk retention.

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments.

Some provisions of the Dodd-Frank Act became effective immediately upon its enactment. Many provisions, however, will require regulations to be promulgated by various federal agencies to be implemented, some but not all of which have been proposed or finalized by the applicable federal agencies. The provisions of the Dodd-Frank Act may have unintended effects, which will not be clear until after implementation. Certain changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our common stock.

Increased and/or special FDIC assessments will hurt our earnings. The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $225,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.7 million. $708,000 of the $2.7 million, which represented the remaining prepaid balance at the time, was refunded to the Bank in 2013. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

We may not be able to realize the full value of our deferred tax asset. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, coupled with unused tax credits and tax benefits from operating loss carryforwards. At December 31, 2013, our net deferred tax asset was $5.0 million. The net deferred tax asset was composed of approximately $2.1 million of tax benefit from both state and federal net operating loss carryforwards, approximately $1.5 million of tax benefit from temporary differences between book and tax income and an unused federal tax credit of $2.2 million, reduced by a valuation allowance of $813,000.

We regularly review our deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences, as well as tax strategies available to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Realization of our deferred tax asset ultimately depends on the existence of sufficient future taxable income. We currently expect that it is more likely than not that our net deferred tax asset at December 31, 2013 will be fully realizable based on our expected future earnings. Realization of our deferred tax asset would significantly improve our earnings and capital through a related reversal of the current valuation allowance.

Any reduction in the corporate tax rate for federal or state income taxes would immediately result in partial impairment of the book value of the deferred tax asset, and require a write-down that would be charged against earnings in the year of the enactment of the related tax law.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Competition also makes it more difficult to grow loans and deposits. According to the FDIC, as of June 30, 2013, we held 29.4% of the deposits in Henry County, Indiana, which was the second largest market share of deposits out of the six financial institutions that held deposits in this county. We also held 8.6% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the seven financial institutions that held deposits in this county. We also maintain offices in four other counties in which we held between 0.8% and 5.4% of the deposits in those counties as of June 30, 2013. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future. Our profitability depends upon our continued ability to compete successfully in our market area.

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

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse. In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a require common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

We are subject to a variety of operational risks, environmental, legal and compliance risks, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations. We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action. Actual or alleged conduct by the Bank can also result in negative public opinion about our other businesses.

If personal, non-public, confidential or proprietary information of customers in our possession were to be misappropriated, mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, erroneously providing such information to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or the interception or inappropriate acquisition of such information by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in our diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition or results of operations, perhaps materially.

The geographic concentration of our markets in Indiana makes our business highly susceptible to downturns in these local economies and depressed banking markets, which could materially and adversely affect us. Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in certain markets in Indiana. Our success depends significantly on growth in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in, and further deterioration of, the economic conditions in the markets in which we operate in Indiana could negatively affect our financial condition, results of operations and profitability. A continuing deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans that we make may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2013 and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased		Square Feet
	(Dollars in thousands)
Main Office: 2118 Bundy Avenue New Castle, Indiana	1958	$1,917	$325	Owned		20,500
Branch Offices: 1311 Broad Street New Castle, Indiana	1890	1,200	163	Owned		18,000
956 North Beechwood Avenue Middletown, Indiana	1971	363	31	Owned		5,500
22 North Jefferson Street Knightstown, Indiana	1979	633	309	Owned		3,400
1810 North State Street Greenfield, Indiana	1995	2,603	1,850	Owned		7,600
99 South Dan Jones Road Avon, Indiana	1995	1,789	1,179	Owned		12,600
1724 East 53rd Street Anderson, Indiana	1993	744	504	Owned		3,000
488 West Main Street Morristown, Indiana	1998	364	225	Owned		2,600
7435 West U.S. 52 New Palestine, Indiana	1999	947	599	Owned		3,300
11521 Olio Road Fishers, Indiana	2008	2,148	1,893	Owned		2,500
3975 West 106th Street Carmel, Indiana	2008	2,097	1,872	Owned		3,500
3333 East State Road 32
Westfield, Indiana	2008	619	514	Leased	(1)	5,000
Land Acquired for Future Branch Office: 2437 East Main Street Plainfield, Indiana	2008	1,402	1,402	Owned		—
Land and Building Acquired for Future Branch Office: 11991 Fishers Crossing Drive Fishers, Indiana	2013	377	377	Owned		2,400
107 West Logan Street Noblesville, Indiana	2013	377	377	Owned		3,200
Former Branch Office Used to House Lending Personnel: 6653 West Broadway McCordsville, Indiana	2004	1,140	943	Owned		3,400
Ameriana Insurance Agency, Inc.: 1908 Bundy Avenue New Castle, Indiana	1999	391	273	Owned		5,000

Total		$19,111	$12,836

(1)	The initial lease expires on May 31, 2029 and the Bank has options for four additional terms of five years each.

The total net book value of $12.8 million shown above for the Company’s office facilities is $1.9 million less than the total of $14.7 million shown for premises and equipment on the consolidated balance sheet. This difference represents the net book value as of December 31, 2013 for furniture, equipment and automobiles.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Global Market under the symbol “ASBI.” On March 14, 2014, there were 345 holders of record of the Company’s common stock. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 12 to the Consolidated Financial Statements included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Global Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2013			2012
			Dividends			Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared
March 31	$9.30	$7.42	$0.01	$5.10	$3.90	$0.01
June 30	10.88	9.00	0.01	6.50	4.82	0.01
September 30	12.96	10.07	0.01	6.79	5.19	0.01
December 31	14.07	12.50	0.01	8.25	6.00	0.01

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2013 and at December 31, 2013 we had no publicly announced repurchase plans or programs.

Item 6. Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2013	2012	2011	2010	2009
Cash	$5,049	$6,589	$6,204	$3,673	$6,283
Investment securities	40,150	41,645	43,847	38,608	35,841
Loans, net of allowances for loan losses	312,035	313,205	312,509	312,715	321,544
Interest-bearing deposits and stock in Federal Home Loan Bank	43,264	24,440	7,977	13,175	18,934
Other assets	58,106	59,884	59,254	61,486	58,961

Total assets	$458,604	$445,763	$429,791	$429,657	$441,563

Deposits noninterest-bearing	$52,747	$53,024	$40,197	$34,769	$29,531
Deposits interest-bearing	309,954	303,679	297,053	303,209	308,850
Borrowings	50,810	45,810	49,810	51,810	64,185
Other liabilities	7,380	6,704	8,226	6,618	6,422

Total liabilities	420,891	409,217	395,286	396,406	408,988
Stockholders’ equity	37,713	36,546	34,505	33,251	32,575

Total liabilities and stockholders’ equity	$458,604	$445,763	$429,791	$429,657	$441,563

	Year Ended December 31,
Summary of Earnings	2013	2012	2011	2010	2009
Interest income	$16,980	$18,032	$18,794	$19,985	$22,341
Interest expense	3,003	3,845	4,870	6,574	9,652

Net interest income	13,977	14,187	13,924	13,411	12,689
Provision for loan losses	755	1,145	1,385	1,933	2,180
Other income	5,801	5,181	5,628	5,650	5,536
Other expense	16,095	15,827	17,004	16,817	17,119

Income (loss) before taxes	2,928	2,396	1,163	311	(1,074)
Income tax (benefit)	741	556	21	(242)	(810)

Net income (loss)	$2,187	$1,840	$1,142	$553	$(264)

Basic earnings (loss) per share	$0.73	$0.62	$0.38	$0.19	$(0.09)
Diluted earnings (loss) per share	$0.73	$0.62	$0.38	$0.19	$(0.09)

Dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.10

Book value per share	$12.61	$12.23	$11.54	$11.12	$10.90

	Year Ended December 31,
Other Selected Data	2013	2012	2011	2010	2009
Return (loss) on average assets	0.49%	0.41%	0.26%	0.13%	(0.06)%
Return (loss) on average equity	5.91	5.18	3.38	1.66	(0.79)
Ratio of average equity to average assets	8.29	8.00	7.76	7.68	7.05
Dividend payout ratio (1)	5.48	6.50	10.47	21.70	NM

(1)	Dividends per share declared divided by net income per share.

NM = not meaningful.

Quarterly Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total interest income	$4,291	$4,261	$4,184	$4,244
Total interest expense	762	747	746	748
Net interest income	3,529	3,514	3,438	3,496
Provision for loan losses	255	210	210	80
Net income	614	531	561	481
Securities gains - net	92	—	75	—
Basic earnings per share	0.21	0.18	0.19	0.16
Diluted earnings per share	0.21	0.18	0.19	0.16
Dividends declared per share	0.01	0.01	0.01	0.01
Stock price range
High	$9.30	$10.88	$12.96	$14.07
Low	$7.42	$9.00	$10.07	$12.50
2012
Total interest income	$4,559	$4,555	$4,408	$4,510
Total interest expense	1,042	1,013	947	843
Net interest income	3,517	3,542	3,461	3,667
Provision for loan losses	255	380	255	255
Net income	345	453	465	577
Securities gains - net	89	—	—	—
Basic earnings per share	0.12	0.15	0.16	0.19
Diluted earnings per share	0.12	0.15	0.16	0.19
Dividends declared per share	0.01	0.01	0.01	0.01
Stock price range
High	$5.10	$6.50	$6.79	$8.25
Low	$3.90	$4.82	$5.19	$6.00

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

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Knightstown, Indiana. On July 1, 2009, AIA purchased the book of business of Chapin-Hayworth Insurance Agency Inc. located in New Castle, Indiana, and on July 27, 2011 purchased the insurance book of business of Koontz Insurance & Financial Services also located in New Castle, Indiana. AFS had offered insurance products through its ownership of an interest in Family Financial Life Insurance Company (“Family Financial”), New Orleans, Louisiana, which offers a full line of credit-related insurance products. On May 22, 2009, the Company announced that AFS had liquidated its 16.67% interest in Family Financial, and recorded a pre-tax gain of $192,000 from the transaction. AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public. A third Bank subsidiary, Ameriana Investment Management, Inc. (“AIMI”), had managed part of the Company’s investment portfolio. Following a cost/benefit analysis, AIMI was liquidated effective December 31, 2009, and the portfolio under management was transferred to the Bank. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, and, to a lesser extent, commercial and industrial loans, small business loans, home improvement loans, and consumer loans. We have from time-to-time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is FHLB advances. Through our subsidiaries, we engage in insurance and investment and brokerage activities.

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

Financial Challenges and Expansion

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into Indianapolis, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, half of the banking centers are located in the Indianapolis metropolitan area. These banking centers are focused on generating new deposit and lending relationships, where significant opportunities exist to win market share from smaller institutions lacking the depth of financial products and services, and from large institutions that have concentrated on large business customers.

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in the Indianapolis metropolitan area, including construction of a new full-service banking center in Plainfield on property purchased by the Bank in early 2008, was put on hold due to the economic environment. The Bank purchased two vacant banking centers in the Hamilton County Indianapolis metropolitan area in June 2013, and is in the process of determining the appropriate time to open each office, as well as building on the Plainfield property, based on the Bank’s long-term expansion strategy.

The economic climate became progressively difficult through most of 2008, as the world-wide financial crisis reached a peak in the second half of the year, and the subsequent economic recovery moved slowly through 2013. The severity of this environment and its consequences to the industry created many new formidable challenges for bankers.

Executive Overview of 2013

The Company recorded net income of $2.2 million, or $0.73 per share, for 2013, compared to net income of $1.8 million, or $0.62 per share, for 2012. The growth in earnings for 2013 was due primarily to an improvement in the Bank’s credit metrics, which was reflected in a $390,000 reduction in the provision for loan losses, and a $486,000 decrease in the net loss from sales and write-downs of other real estate owned. Following is additional summary information for the year:

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share, or $0.04 per share for the year.

•	The Company’s tangible common equity ratio at December 31, 2013 was 7.97%.

•	At December 31, 2013, the Bank’s tier 1 leverage ratio was 9.47%, the tier 1 risk-based capital ratio was 13.91%, and the total risk-based capital ratio was 15.16%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Although average interest-earning assets increased $3.6 million, or 0.9%, net interest income decreased $210,000, a 1.5% decline for 2013 compared to 2012 that was related to a nine basis points decrease in net interest margin that resulted primarily from weak loan demand that has continued to impact the industry.

•	The Bank recorded a $755,000 provision for loan losses in 2013 compared to a $1.1 million provision in 2012 due to an elevated, but reduced level of non-performing loans that resulted from weak economic conditions.

•	Total nonperforming loans of $5.1 million, or 1.60%, of total loans at December 31, 2013, represented a $2.5 million decrease from $7.6 million, or 2.39% of total loans at December 31, 2012.

•	The allowance for loan losses was $4.0 million, or 1.26% of total loans at December 31, 2013, compared with $4.2 million, or 1.33% of total loans at December 31, 2012.

•	Other income of $5.8 million for 2013 was $620,000, or 12.0%, higher than the total for the prior year, due primarily to the $486,000 decrease in the net loss from sales and write-downs of other real estate owned to $35,000 for 2013 from $521,000 for 2012. The change in other income also included the following differences:

•	Fees and service charges on deposit accounts of $2.5 million for 2013 represented a $139,000, or 6.0%, improvement over 2012 that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships.

•	A $110,000 increase in brokerage and insurance commissions to $1.6 million for 2013 included a $77,000 increase in commissions and fees earned by the Bank’s investment services subsidiary that resulted primarily from a higher volume of sales.

•	The Bank elected to sell more available-for-sale securities in 2013, with gains of $167,000 compared to gains of $89,000 for 2012.

•	Due mostly to a nationwide slowdown in refinance activity in the latter part of 2013 compared to 2012, gains on sales of mortgage loans of $511,000 represented a $161,000 decrease from the prior year.

•	Other expense for 2013 of $16.1 million was $268,000, or 1.7%, higher than 2012, due primarily to an increase in salaries and employee benefits. The change in other expense included the following differences:

•	Total salaries and employee benefits of $9.0 million for 2013 represented an increase from 2012 of $278,000, or 3.2%, that resulted primarily from a $200,000 increase in the net cost of employee health insurance premiums and $104,000 of expense related to stock option grants, partly offset by a $46,000 decrease in funding costs for the frozen multi-employer defined benefit retirement plan.

•	A $74,000 decrease in net occupancy expense that was related primarily to a $97,000 reduction in repairs and maintenance resulting mostly from replacing higher-priced contracts with existing or new contractors;

•	A $105,000 increase in legal and professional fees that resulted primarily from $69,000 in recruitment fees related to additions to the Bank’s commercial lending department;

•	A $79,000 decrease in FDIC insurance premiums that resulted primarily from a reduction in the Bank’s assessment rate;

•	A $119,000 increase in data processing expense related primarily to our cost to support greater use of new technology by our customers; and

•	A $79,000 decrease in other real estate owned expense to $361,000 that resulted primarily from a reduction in the number of foreclosed properties.

•	The Company had income before income taxes of $2.9 million for 2013 and recorded income tax expense of $741,000, an effective rate of 25.3%, which was lower than the statutory rate due primarily to a significant amount of tax-exempt bank-owned life insurance.

The Company’s total assets of $458.6 million at December 31, 2013 were up $12.8 million, or 2.9%, from $445.8 million at December 31, 2012:

•	Net loans receivable were $312.0 million at December 31, 2013, a $1.2 million decrease from $313.2 million at December 31, 2012. The portfolio decline was due primarily to limited demand for commercial loan products resulting from the continuing weak economic conditions in the markets the Bank serves, and the Bank’s decision to sell $14.9 million of current production single-family loans into the secondary market.

•	There was minimal change in the composition of the loan portfolio in 2013 that primarily related to a $3.5 million decrease in construction loans, a $1.7 million decrease in commercial loans, and a $334,000 decrease in consumer and municipal loans, partly offset by increases of $3.7 million in commercial real estate loans and $531,000 in residential real estate loans.

•	Reflective of the effect of the low interest rate environment coupled with competitive pricing pressures, the 4.83% weighted-average rate for the loan portfolio at December 31, 2013 represented a 24 basis point decrease from 5.07% at December 31, 2012.

•	The Bank experienced a decrease of $1.5 million in the investment securities portfolio during 2013 to $40.1 million, which was due primarily to a decline in the market value of mortgage-backed pass-through securities and collateralized mortgage obligations that resulted from an increase in market interest rates during 2013.

•	The Company had a $21.6 million increase in interest-bearing demand deposits at the Federal Reserve Bank of Chicago that was due primarily to growth in deposits and borrowings, coupled with declines in loans receivable and other interest-earning assets.

•	Other real estate owned of $5.2 million at December 31, 2013 represented a decrease of $1.2 million from December 31, 2012, with the addition of three properties totaling $266,000, the sale of eighteen properties with a total book value of $1.1 million, and $283,000 in write-downs during the year.

•	Total deposits of $362.7 million at December 31, 2013 represented an increase of $6.0 million, or 1.7%, for the year. Certificates of deposit grew $7.1 million, or 5.1%, to $145.6 million, while non-maturity deposits decreased $1.1 million, or 0.5%, to $217.1 million,

•	The Bank achieved a 5 basis point reduction in the weighted average cost of interest-bearing deposits to 0.55% at December 31, 2013 from 0.60% at the end of 2012.

•	Total borrowings increased by $5.0 million in 2013 to $50.8 million, due to the Bank adding a three year Federal Home Loan Bank note with a fixed interest rate of 0.77% and using the proceeds for partial funding of a leverage strategy that involved the purchase of $8.1 million of Ginnie Mae mortgage-backed securities.

Strategic Summary

The economic downturn following the 2008 financial crisis created a challenging operating environment for all businesses, and, in particular, the financial services industry. Earnings pressure is expected to continue as the current weak economy continues to cause stress on loan generation. Deposit acquisition continues to be competitive; however, the Bank’s disciplined pricing has resulted in a significant reduction in its cost of deposits. The Bank’s pricing strategies during this extended low interest rate environment have minimized the negative impact on the Company’s interest rate spread and net interest income. Managing noninterest expense prudently has been a priority of Management, and the Company has utilized aggressive cost control measures, including job restructuring and eliminating certain discretionary expenditures.

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

With a community banking history stretching back more than 120 years, the Bank has built its strong reputation through community outreach programs and being a workplace of choice. By combining its rich tradition with exceptional customer service, the Bank will accomplish its mission by:

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

Achieve Superior Customer Service. Programs and initiatives have been implemented to deliver value-added services and amenities to support our corporate strategy and Brand Promise, which speak to our commitment to our customers. Customer satisfaction surveys are conducted after a new account is opened. Our evaluations include telephone as well as in-person surveys with both consumer loan and deposit customers, in addition to other in-store performance metrics. We have enhanced our efforts to improve our customer service by developing a 3-Year Training and Development Plan and formalizing our service standards and job performance evaluations.

Develop and Deliver Fully Integrated Financial Advice and Comprehensive Solutions to Meet Customer Life Events. The Bank’s retail banking business has a full range of banking products, as well as affiliated insurance, brokerage and asset management services. Products and services are packaged and recommended around customer needs and “life events” such as planning for retirement, buying a home and saving for college education, rather than traditional transaction accounts, savings and consumer loan products.

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

Use Technology to Expand Our Customer Base. Ameriana utilizes a fully integrated, real-time information technology platform. We continuously seek opportunities to enhance our electronic delivery of products and services to our customers, and the Bank’s technology plan has included upgrades to our ancillary support systems, such as business sweep products, cash management services, business remote item capture and online mortgage loan applications. In addition, the Bank has introduced online account opening, Visa© Instant Check Cards, Picture Pay and Mobile Check Deposit to the personal mobile banking application, the “Ameriana Biz” mobile banking application for commercial customers, and an upgraded online consumer loan application, along with other technology to remain competitive in its markets.

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

Increase Market Share in Existing Markets and Expand into New Markets. Tremendous opportunity exists to expand our products and services per household with existing customers and attract new customers in both our existing and new markets. The Bank’s expansion strategy in Indianapolis is well underway as a result of opening three well-situated locations in Hamilton County in 2008 and 2009, located just north of Marion County and Indianapolis. In addition, the Company purchased a site in Plainfield, which will enhance our presence on the west side of Indianapolis and our existing office in Avon. Construction of the Plainfield office has been put on hold until we have completed our development plans for the site. In June, the Bank purchased two vacant banking centers in the Hamilton County Indianapolis metropolitan area and is in the process of determining the appropriate time to open each office, based on the Bank’s long-term expansion strategy. The Bank currently plans to continue the strategy of acquiring additional locations for development of full-service banking centers to increase our footprint in Marion County and surrounding Indianapolis metropolitan area and to boost our visibility in this market.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2013 and December 31, 2012, we determined that our existing valuation allowance was adequate, largely based on our projections of future taxable income and available tax planning strategies, which include the evaluation of a sale/leaseback of office properties, sales of banking centers not important to long-term growth objectives, and a reduction of our current investment in tax-exempt bank owned life insurance policies. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2013.

FINANCIAL CONDITION

Total assets increased by $12.8 million, or 2.9%, to $458.6 million at December 31, 2013 from $445.8 million at December 31, 2012. This change was due primarily to an increase in interest-bearing demand deposits, that resulted primarily from growth in deposit balances and increased borrowings, as loan growth efforts were limited by economic conditions that included continuing weak demand.

Cash and Cash Equivalents

Cash and cash equivalents increased $20.0 million to $40.9 million at December 31, 2013 from $20.9 million at December 31, 2012. Interest-bearing demand deposits increased $21.6 million to $35.8 million at December 31, 2013, with the totals for both year-end dates consisting almost totally of balances with the Federal Reserve Bank of Chicago.

Interest-Bearing Time Deposits

At December 31, 2013, the Bank held $3.0 million in FDIC-insured bank certificates of deposit, which had a weighted-average interest rate of 1.07% and a weighted-average remaining life of approximately 1.8 years.

Securities

Investment securities decreased $1.5 million, or 3.6%, to $40.1 million at December 31, 2013 from $41.6 million at December 31, 2012. The decrease was due primarily to a decline in the market value of mortgage-backed pass-through securities and collateralized mortgage obligations that resulted from an increase in market interest rates during 2013. Mortgage-backed pass-through securities purchases of $18.2 million, offset by principal repayments, sales and a decline in market value of the portfolio securities, resulted in a decrease in the total fair value of Ginnie Mae and GSE mortgage-backed pass-through securities of $1.4 million to $36.0 million at December 31, 2013. The Bank’s holdings of municipal securities with a carrying value of $2.3 million were reclassified from available for sale to held to maturity on December 31, 2012.

All mortgage-backed securities and collateralized mortgage obligations at December 31, 2012 are guaranteed by either Ginnie Mae, Fannie Mae or Freddie Mac. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings. There were no other-than-temporarily impaired investment securities as of December 31, 2013.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2013	2012	$ Change	% Change
December 31:
Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,806	$34,893	$(1,087)	(3.12)%
Ginnie Mae collateralized mortgage obligations	2,214	2,554	(340)	(13.31)
Mutual funds	1,783	1,849	(66)	(3.57)

	37,803	39,296	(1,493)	(3.80)
Held to maturity:
Municipal securities (1)	2,347	2,349	(2)	(0.09)

Totals	$40,150	41,645	$(1,495)	(3.59)

(1)	These securities were reclassified to held to maturity from available for sale on December 31, 2012.

The following table identifies the percentage composition of the investment securities:

	2013	2012	2011
December 31:
Available for sale
Ginnie Mae and GSE mortgage-backed pass-through securities	84.2%	83.8%	90.6%
Ginnie Mae collateralized mortgage obligations	5.5	6.1	—
Municipal Securities	—	—	5.3
Mutual funds	4.5	4.5	4.1

	94.2	94.4	100.0
Held to maturity:
Municipal securities	5.8	5.6	—

Totals	100.0%	100.0%	100.0%

See Note 3 to the Consolidated Financial Statement for more information on investment securities.

Loans

Net loans receivable totaled $312.0 million at December 31, 2013, a decrease of $1.2 million from $313.2 million at December 31, 2012. This 0.4% decline in the portfolio was due primarily to the impact of a continuing weak economy on loan demand, coupled with management’s decision to sell $14.9 million of new single-family mortgage loans in the secondary market.

Residential real estate loans increased $531,000 to $168.5 million at December 31, 2013, from $168.0 million at December 31, 2012. New production involved a mix of owner-occupied single-family and investment property loans, as well as a blend of products that included both fixed-rate and a small number of variable-rate pricing. During 2013, the Bank originated $40.4 million in non-construction residential real estate loans, including home equity loans, and sold $14.9 million into the secondary market.

Commercial real estate loans increased $3.7 million to $104.8 million at December 31, 2013, from $101.1 million at December 31, 2012. Commercial loans and leases decreased $1.7 million to $29.2 million at December 31, 2013 from $30.9 million at December 31, 2012. Non-construction commercial real estate loans totaling $30.7 million were originated, and $6.6 million in other commercial loans were also added in 2013.

Construction loans decreased $3.5 million to $11.4 million during 2013, primarily as a result of a reduced emphasis on this product by the Bank due to the state of the local economy. Construction loan originations in 2013 totaled $2.3 million, which included ten commercial construction loans totaling $1.7 million and three residential construction loans totaling $573,000.

On December 31, 2013, the Bank had $997,000 in loans to local municipalities, compared to $1.2 million at December 31, 2012. Municipal loans are usually added through a competitive bid process. No municipal loans were added in 2013. In 2012, the Bank made a $450,000 loan to a municipality to facilitate the sale of other real estate owned property that consisted of an unfinished apartment project, and the loan balance was $300,000 at December 31, 2013.

Consumer loans declined $144,000 to $2.0 million at December 31, 2013 from $2.2 million at December 31, 2012. This decrease reflected the impact of the local economy and competitive pressures on the Bank’s lending growth objectives. The Bank originated $1.1 million of consumer loans in 2013.

New loan volume in 2013 totaled $81.1 million. New loan volume in 2012 totaled $94.4 million, including the purchase of one commercial real estate loan for $1.2 million. New residential loan additions, including $573,000 of construction loans and $102,000 in purchases, decreased to $41.0 million in 2013 from $58.9 million in 2012. Commercial loan, commercial real estate, and commercial construction loan additions in 2013 totaled $39.0 million, compared to $34.6 million in 2012. New consumer loans totaled $1.1 million in 2013 compared to $863,000 in 2012.

We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $80.7 million at December 31, 2013 compared to $87.8 million at December 31, 2012. The 2013 decrease was due in part to the Bank’s decision to add new originations to its portfolio of one-to four-family residential mortgage loans. Loans sold that we service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans decreased $2.5 million to $5.1 million at December 31, 2013 from $7.6 million at December 31, 2012. The decrease was primarily due to a credit quality classification upgrade for a commercial land development loan that had a balance of $1.0 million on December 31, 2012, and a $1.1 million reduction in residential non-accrual loans that was primarily a result of five foreclosures, two restructurings and a short sale, with balances totaling $441,000, $423,000 and $225,000, respectively, at December 31, 2012.

We recorded net charge-offs of $1.0 million in both 2013 and in 2012. Total charge-offs were $1.1 million in both 2013 and 2012. Total recoveries in 2013 were $139,000, while total recoveries were $60,000 in 2012.

The allowance for loan losses as a percent of loans was 1.26% at December 31, 2013 and 1.33% at December 31, 2012. As a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2013.

Premises and Equipment

Premises and equipment of $14.7 million at December 31, 2013 represented a $146,000 increase from $14.5 million at December 31, 2012. The net increase resulted primarily from the acquisition of two currently non-operating banking centers in the Indianapolis metropolitan area at a purchase price of $750,000, and other capital expenditures of $392,000, partly offset by $996,000 of depreciation.

Stock in Federal Home Loan Bank

Federal Home Loan Bank stock of $4.5 million at December 31, 2013 was unchanged from December 31, 2012.

Goodwill

Goodwill was $656,000 at December 31, 2013, unchanged from December 31, 2012. Goodwill of $457,000 relates to deposits associated with a banking center acquired on February 27, 1998, and $199,000 is the result of three separate acquisitions of insurance businesses. The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill, and a fair value of the three insurance agency books of business purchased that exceeds the associated goodwill.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $27.7 million and $27.0 million, respectively, at December 31, 2013 and 2012. The majority of these policies were purchased in 1999. Some policies with lower returns were exchanged in 2007 as part of a restructuring of the program. The nontaxable increase in cash surrender value of life insurance was $720,000 in 2013, compared to $762,000 in 2012.

Other Real Estate Owned

Other real estate owned of $5.2 million at December 31, 2013 represented a decrease of $1.2 million from December 31, 2012. Three additions to other real estate owned totaling $266,000, all single-family properties, and the sale of eighteen properties with an aggregate book value of $1.1 million occurred during 2013. The sales resulted in a net gain of $248,000, and consisted of ten single-family properties, seven residential building lots, and an office building. Write-downs of other real estate owned during 2013 totaled $283,000, of which $141,000 related to a high-end single family property. All of the write-downs during 2013 were due to further deterioration of the property’s market value, evidenced by updated appraisals or valuations received during the period.

Other Assets

Other assets were $9.9 million at December 31, 2013, compared to $10.6 million at December 31, 2012. The decrease of $692,000 resulted primarily from the elimination of the $849,000 prepaid FDIC insurance premium balance, of which $708,000 was in the form of a refund.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
December 31,	2013	2012	$ Change	% Change
Noninterest-bearing deposits	$52,747	$53,024	$(277)	(0.52)%
Savings deposits	30,009	29,057	952	3.28
Interest-bearing checking	98,234	104,563	(6,329)	(6.05)
Money market deposits	36,125	31,576	4,549	14.41
Certificates $100,000 and more	51,188	39,373	11,815	30.01
Other certificates	94,398	99,110	(4,712)	(4.75)

Totals	$362,701	$356,703	$5,998	1.68

Non-maturity deposits decreased $1.1 million, or 0.5%, to $217.1 million at December 31, 2013 from $218.2 million at December 31, 2012. The decrease resulted primarily from a $6.6 million decline in checking account balances, noninterest-bearing and interest-bearing deposits, and included a $2.0 million decrease in public funds checking balances that was related primarily to one relationship. The decline in checking account balances was mostly offset by $5.5 million growth in savings and money market deposits.

Certificates of deposit increased $7.1 million, due primarily to the addition of a $7.5 million State of Indiana certificate account with an original term of six months and interest rate of 0.25%.

Borrowings

Borrowings increased $5.0 million to $50.8 million at December 31, 2013 from $45.8 million at December 31, 2012, as the Bank added a three-year Federal Home Loan Bank note with an interest rate of 0.77%. The proceeds from the note were used as partial funding of a leverage strategy that involved the purchase of $8.1 million of Ginnie Mae mortgage-backed securities, with the balance of the purchase funded with cash from the Bank’s interest-bearing demand account at the Federal Reserve Bank of Chicago. In September 2012, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.42% and maturity date of June 24, 2015, using the proceeds from a $10.0 million FHLB borrowing with an interest rate of 0.96% and maturity date of September 20, 2017. In November 2012, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.40% and maturity date of July 24, 2015, using the proceeds from a $10.0 million borrowing with an interest rate of 0.92% and maturity date of November 28, 2017. This restructuring strategy, which included two prepayment penalties totaling $1.5 million that are being amortized over the lives of the two new borrowings, allowed the Bank to extend the debt during a low interest rate environment, and reduce the amount of interest expense that will be recorded during the period from the restructuring dates to the original maturity dates of the replaced borrowings.

At December 31, 2013, our borrowings consisted of FHLB advances totaling $33.0 million, one $7.5 million repurchase agreement, and subordinated debentures of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis. The tax-equivalent adjustment was $62,000, $64,000 and $72,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
Weighted Average Yield:
Loans	4.99%	5.35%	5.59%
Mortgage-backed pass through and collateralized mortgage obligations	1.93	2.34	3.16
Securities – taxable	2.30	3.02	3.57
Securities – tax-exempt	7.99	8.01	6.61
Other interest-earning assets	0.81	0.79	0.71
All interest-earning assets	4.41	4.72	5.04
Weighted Average Cost:

Demand deposits, money market deposit accounts, and savings	0.11	0.18	0.31
Certificates of deposit	1.12	1.39	1.66
Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	2.86	3.29	3.52
All interest-bearing liabilities	0.87	1.09	1.37
Interest Rate Spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	3.54	3.63	3.67
Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.63	3.72	3.74

	At December 31,
	2013	2012	2011
Weighted Average Interest Rates:
Loans	4.83%	5.07%	5.43%
Mortgage-backed pass through and collateralized mortgage obligations	2.21	2.11	2.66
Other securities – taxable	2.01	2.00	2.61
Other securities – tax-exempt	7.95	7.95	7.95
Other earning assets	0.65	0.96	1.51
Total interest-earning assets	4.15	4.52	5.05
Demand deposits, money market deposit accounts, and savings	0.11	0.11	0.23
Certificates of deposit	1.06	1.19	1.55
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures (1)	2.69	2.86	3.11
Total interest-bearing liabilities	0.86	0.90	1.22
Interest rate spread	3.29	3.62	3.83

(1)	The actual weighted average rate at December 31, 2013 for Federal Home Loan Bank advances was 1.63%, but the effective rate was 2.54%, which was used in this calculation. The effective rate incorporates the impact on interest expense from the amortization of two prepayment penalties totaling $1.5 million that resulted when two advances of $10.0 million each were replaced in 2012 with new borrowings that have lower rates and later maturity dates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Nonaccrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans. The tax-equivalent adjustment was $62,000, $64,000 and $72,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$342	$(1,151)	$(809)	$65	$(747)	$(682)
Mortgage-backed securities	(122)	(134)	(256)	78	(284)	(206)
Securities – taxable	2	(15)	(13)	2	(11)	(9)
Securities – tax-exempt	—	—	—	59	22	81
Other interest-earning assets	18	6	24	26	20	46

Total interest-earning assets	240	(1,294)	(1,054)	230	(1,000)	(770)

Interest expense:
Demand deposits and savings	14	(115)	(101)	34	(183)	(149)
Certificates of deposits	(211)	(360)	(571)	(337)	(404)	(741)
FHLB advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	32	(202)	(170)	(30)	(105)	(135)

Total interest-bearing liabilities	(165)	(677)	(842)	(333)	(692)	(1,025)

Change in net interest income	$405	$(617)	$(212)	$563	$(308)	$255

Drafts Payable

Drafts payable of $1.5 million at December 31, 2013 represented an increase of $260,000 from $1.2 million at December 31, 2012. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Other Liabilities

The total for other liabilities increased $416,000 to $5.9 million at December 31, 2013, from $5.5 million at December 31, 2012, and included a $70,000 increase in loan escrow balances, a $91,000 increase in the accrual for the directors and officers retirement plan, and a $97,000 addition for accrued FDIC insurance premiums.

Shareholders’ Equity

Total shareholders’ equity of $37.7 million at December 31, 2013 was $1.2 million higher than the total at December 31, 2012. This increase resulted primarily from net income of $2.2 million and $126,000 from vesting of stock options and from stock options exercised, partially offset by other comprehensive loss of $1.0 million and $120,000 in dividends to shareholders.

RESULTS OF OPERATIONS

2013 Compared to 2012

Net Income

The Company recorded net income of $2.2 million for 2013, or $0.73 per diluted share, compared to net income of $1.8 million, or $0.62 per diluted share, for 2012. This increase of $347,000 resulted primarily from reductions in the provisions for loan losses and higher total noninterest income, partially offset by lower net interest income and higher total noninterest expense. The most notable change in noninterest income was a decrease of $486,000 in net loss from sales and write-downs of other real estate owned to $35,000 for 2013. The following is a summary of changes in the components of net income for 2013 compared to 2012:

•	Although average interest-earnings assets increased $3.6 million, or 0.9%, the Company experienced a $210,000, or 1.5%, decline in net interest income for 2013 compared to 2012. The decline was due to a decrease in interest rate spread of nine basis points to 3.54%, that was reflective of the net interest margin compression resulting primarily from weak loan demand that impacted the industry in 2013.

•	Provisions for loan losses of $755,000 were recorded during 2013, compared to $1.1 million for the same period of 2012, a decrease of $390,000.

•	Other income for 2013 was $5.8 million, or an increase of $620,000 from 2012, due primarily to the $486,000 reduction in net loss from sales and write-downs of other real estate owned.

•	$16.1 million in other expense for 2013 represented a $268,000, or 1.7%, increase from $15.8 million for 2012.

•	The income tax expense of $741,000 on $2.9 million of pre-tax income for 2013 represented a low effective federal tax rate that resulted primarily from $865,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans. The income tax expense of $556,000 on $2.4 million of pre-tax income for 2012 resulted from $914,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans.

For a quarterly breakdown of earnings, see “Quarterly Data” under “Item 6. Selected Financial Data.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax-equivalent basis for 2013 compared to 2012. The tax equivalent adjustment was $62,000 and $64,000 for the years ended December 31, 2013 and 2012, respectively, based on a tax rate of 34%.

	(Dollars in thousands)
Years ended December 31,	2013		2012
	Interest	Yield/Rate	Interest	Yield/Rate	Change
Interest and fees on loans	$15,930	4.99%	$16,739	5.35%	$(808)
Other interest income	1,112	1.65	1,357	1.93	(246)

Total interest income	17,042	4.41	18,096	4.72	(1,054)

Interest on deposits	1,663	0.56	2,335	0.76	(672)
Interest on borrowings	1,340	2.86	1,510	3.29	(170)

Total interest expense	3,003	0.87	3,845	1.09	(842)

Net interest income	$14,039		$14,251		$(212)

Net interest spread		3.54%		3.63%
Net interest margin		3.63%		3.71%

The 1.5% decrease in net interest income on a tax-equivalent basis, as shown in the table above, was mostly the result of a decrease in interest rate spread caused primarily by certain market conditions, offset partially by a 0.05% increase in average interest-earning assets. Our interest-bearing liabilities have shorter overall maturities and typically reprice more frequently to market conditions than our interest-earning assets. For a discussion on interest rate risk see “– Interest Rate Risk.”

The Company’s net interest margin on a fully-tax equivalent basis decreased eight basis points to 3.63% for 2013 from 3.71% for 2012.

Tax-exempt interest for 2013 was $145,000 compared to $151,000 for 2012. Tax-exempt interest is from qualifying municipal securities and municipal loans. Total interest income on a tax-equivalent basis of $17.0 million for 2013 represented a decrease of $1.1 million compared to $18.1 million for 2012. This decrease resulted primarily from reduced yields on loans and investment securities that related primarily to the continuing low interest rate environment. Total interest expense for 2013 decreased $842,000 compared to 2012, due mostly to the Bank taking advantage of market opportunities to reprice and sharply reduce its cost of interest-bearing deposits. For further information, see “– Financial Condition – Rate/Volume Analysis.”

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

We had a provision for loan losses of $755,000 for 2013 compared to a provision of $1.1 million for 2012. The decrease in the provision was due primarily to a decrease in non-performing loans. The provisions for both 2013 and 2012 reflected elevated levels of nonperforming loans and charge-offs, although these two credit metrics did represent improvements compared to 2009 through 2011, and the continuing pressure of current economic conditions on credit quality. The allowance to total loans ratio was 1.26% at December 31, 2013, compared to 1.33% at December 31, 2012.

Other Income

The $620,000 increase in total other income to $5.8 million in 2013 resulted primarily from the net of the following changes:

•	A $139,000, or 6.0%, increase in fees and service charges from deposit account relationships to $2.5 million that was due primarily to a 6.8% increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $110,000 increase in brokerage and insurance commissions to $1.6 million for 2013 compared to the year earlier total of $1.5 million, that included a $77,000 increase in commissions and fees earned by the Bank’s investment services subsidiary that resulted primarily from a higher volume of sales, and a $42,000 increase in the contingency bonus received by the Bank’s insurance subsidiary that resulted from a better claims loss experience on insured properties;

•	A $78,000 increase in net gains on sales of available-for-sale securities to $167,000 from $10.2 million in 2013 sales, compared to $89,000 in net gains for 2012 that resulted from $4.9 million in sales;

•	A $161,000 decrease in gains on sales of loans and servicing rights to $511,000 for 2013 from $672,000 for 2012, that resulted primarily from a lower volume of refinance activity nationwide in 2013; and

•	A $486,000 decrease in the net loss from sales and write-downs of other real estate owned to $35,000 for 2013 from $521,000 for 2012. The net loss for 2013 included write-downs totaling $283,000, including a write-down of $141,000 related to a high-end single family property, offset in part by a $154,000 gain on the sale of a single-family residential property with the potential for increased value when converted to commercial use. The net loss for 2012 included a write-down of $141,000 related to a different high-end single family property in the same area, and a $130,000 write-down of an uncompleted apartment project located in Lafayette, Indiana.

Other Expense

The Company recorded a $268,000, or 1.7%, increase in total other expense to $16.1 million for 2013, compared to $15.8 million for 2012, due primarily to the following major differences:

•	A $278,000, or 3.2%, increase in salaries and employee benefits to $9.0 million for 2013 from $8.7 million for 2012, due in part to a $200,000 increase in the net cost of employee health insurance premiums, and $104,000 in expense related to stock option grants in 2013, partially offset by a $46,000 decrease in the funding costs for the frozen multi-employer defined benefit retirement plan;

•	A $74,000, or 4.7%, decrease in net occupancy expense to $1.5 million that was related primarily to a $97,000 reduction in repairs and maintenance resulting mostly from replacing higher-priced contracts with existing or new contractors;

•	A $105,000 increase in legal and professional fees to $574,000 that resulted primarily from $69,000 in recruitment fees related to additions to the Bank’s commercial lending department;

•	A $79,000 decrease in FDIC insurance premiums that resulted primarily from a reduction in the Bank’s assessment rate;

•	A $119,000 increase in data processing expense to $917,000 for 2013 related primarily to our cost to support greater use of new technology by our customers; and

•	A $79,000 decrease in other real estate owned expense to $361,000, due primarily from a reduced number of properties that resulted from eighteen sales and three additions in 2013 to a total of fifteen properties, which had a total book value of $5.2 million, or $1.2 million less than the total at December 31, 2012.

Income Tax Expense

We recorded income tax expense of $741,000 on pre-tax income of $2.9 million for 2013, compared to income tax expense of $556,000 on $2.4 million of pre-tax income for 2012. Both years had a significant amount of tax-exempt BOLI income, and tax-exempt income from municipal loans and municipal securities.

•	We have a deferred state tax asset of $1.6 million that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009. Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset. The valuation allowance was $813,000 at December 31, 2013.

•	The Company had a deferred federal tax asset of $4.1 million at December 31, 2013, that was composed of $755,000 of tax benefit from a net operating loss carryforward of $2.2 million, $1.2 million related to temporary differences between book and tax income, and $2.2 million in tax credits. The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023. Included in the $2.2 million of tax credits available to offset future federal income tax are approximately $917,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

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

•	The effective tax rate was 25.3% in 2013, which resulted from $2.9 million in pre-tax income with income tax of $741,000, compared to an effective tax rate of 23.2% for 2012 that resulted from $2.4 million in pre-tax income coupled with a $556,000 income tax expense. The primary difference in the effective tax rate and the statutory tax rates in both 2013 and 2012 relates to the cash value of life insurance, municipal loans and municipal securities income.

See Note 10 to the Consolidated Financial Statements for more information relating to income taxes

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

At December 31, 2013, we had $24.5 million in loan commitments outstanding and $50.5 million of additional commitments for line of credit receivables.

Certificates of deposit due within one year of December 31, 2013 totaled $66.2 million, or 18.3%, of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2014. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at December 31, 2013 and 2012.

Our primary investing activities are the origination of loans and purchase of securities. In 2013, our loan originations totaled $81.0 million, and we had purchases of four residential real estate loans totaling $102,000.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Deposit account balances increased by $6.0 million in 2013. We had FHLB advances of $33.0 million and $28.0 million at December 31, 2013 and 2012, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

Off-Balance-Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded on our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. See Note 17 of the Notes to Consolidated Financial Statements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana

March 25, 2014

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2013	2012
Assets
Cash on hand and in other institutions	$5,049	$6,589
Interest-bearing demand deposits	35,818	14,264

Cash and cash equivalents	40,867	20,853
Interest-bearing time deposits	2,974	5,704
Investment securities available for sale, at fair value	37,803	39,296
Investment securities held to maturity, at amortized cost	2,347	2,349
Loans held for sale	—	797
Loans, net of allowance for loan losses of $3,993 and $4,239	312,035	313,205
Premises and equipment, net	14,686	14,540
Stock in Federal Home Loan Bank	4,472	4,472
Goodwill	656	656
Cash value of life insurance	27,731	27,011
Other real estate owned	5,171	6,326
Other assets	9,862	10,554

Total assets	$458,604	$445,763

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$52,747	$53,024
Interest-bearing	309,954	303,679

Total deposits	362,701	356,703
Borrowings	50,810	45,810
Drafts payable	1,503	1,243
Other liabilities	5,877	5,461

Total liabilities	420,891	409,217

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares Issued – 3,215,752 and 3,213,952 shares	3,216	3,214
Outstanding – 2,990,752 and 2,988,952 shares
Additional paid-in capital	1,176	1,052
Retained earnings	36,659	34,592
Accumulated other comprehensive (loss) income	(340)	686
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	37,713	36,546

Total liabilities and shareholders’ equity	$458,604	$445,763

See notes to consolidated financial statements

Ameriana Bancorp

Consolidated Statements of Income

(in thousands, except for share data)

	Year Ended December 31,
	2013	2012
Interest Income
Interest and fees on loans	$15,924	$16,730
Interest on mortgage-backed securities	634	890
Interest on investment securities	178	192
Other interest and dividend income	244	220

Total interest income	16,980	18,032

Interest Expense
Interest on deposits	1,663	2,335
Interest on borrowings	1,340	1,510

Total interest expense	3,003	3,845

Net Interest Income	13,977	14,187
Provision for loan losses	755	1,145

Net Interest Income After Provision for Loan Losses	13,222	13,042

Other Income
Other fees and service charges	2,451	2,312
Brokerage and insurance commissions	1,640	1,530
Net realized and recognized gains on available-for-sale securities (includes $167 and $89 for the years ended December 31, 2013 and 2012, respectively, related to accumulated other comprehensive income reclassifications)	167	89
Gains on sales of loans and servicing rights	511	672
Net loss from sales and write-downs of other real estate owned	(35)	(521)
Other real estate owned income	220	275
Increase in cash value of life insurance	720	762
Other	127	62

Total other income	5,801	5,181

Other Expense
Salaries and employee benefits	9,019	8,741
Net occupancy expense	1,486	1,560
Furniture and equipment expense	834	773
Legal and professional fees	574	469
FDIC insurance premiums and assessments	508	587
Data processing expense	917	798
Printing and offices supplies	264	280
Marketing expense	361	351
Other real estate owned expense	361	440
Loan expense	196	240
Other	1,575	1,588

Total other expense	16,095	15,827

Income Before Income Taxes	2,928	2,396
Income tax expense (includes $57 and $30 for the years ended December 31, 2013 and 2012, respectively, related to income tax expense from reclassification items)	741	556

Net Income	$2,187	$1,840

Basic and Diluted Earnings Per Share	$0.73	$0.62

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012
Net Income	$2,187	$1,840
Unrealized (depreciation) appreciation on available-for-sale securities, net of tax benefit of $468 and net of tax expense of $195 for the years ended December 31, 2013 and December 31, 2012, respectively.	(916)	378
Less: reclassification adjustment for realized gains included in net income, net of taxes of $57 and $30 for the years ended December 31, 2013 and December 2012, respectively.	110	59

Other comprehensive income (loss)	(1,026)	319

Comprehensive income	1,161	$2,159

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(In thousands, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$3,214	$1,051	$32,871	$367	$(2,998)	$34,505
Net Income			1,840			1,840
Other comprehensive income				319		319
Share-based compensation		1				1
Dividends declared ($0.04 per share)			(119)			(119)

Balance at December 31, 2012	$3,214	$1,052	$34,592	$686	$(2,998)	$36,546
Net Income			2,187			2,187
Other comprehensive loss				(1,026)		(1,026)
Share-based compensation		104				104
Exercise of stock options	2	20				22
Dividends declared ($0.04 per share)			(120)			(120)

Balance at December 31, 2013	$3,216	$1,176	$36,659	$(340)	$(2,998)	$37,713

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands, except share data)

	Year Ended December 31,
	2013	2012
Operating Activities
Net income	$2,187	$1,840
Items not requiring (providing) cash
Provision for losses on loans	755	1,145
Depreciation and amortization	1,446	1,423
Increase in cash value of life insurance	(720)	(762)
Gain on sale of investments	(167)	(89)
Deferred taxes	147	428
Loss on sale or write-down of other real estate owned	35	521
Share-based compensation	104	1
Mortgage loans originated for sale	(14,076)	(21,335)
Proceeds from sale of mortgage loans	15,178	21,223
Gains on sale of mortgage loans and servicing rights	(511)	(672)
Increase (decrease) in accrued interest payable	4	(33)
Other adjustments	1,605	(1,456)

Net cash provided by operating activities	5,987	2,234

Investing Activities
Purchase of securities	(18,195)	(10,085)
Proceeds/principal from sale of available-for-sale securities	10,184	4,850
Net change in interest-bearing time deposits	2,730	(5,704)
Principal collected on mortgage-backed securities	7,730	7,598
Net change in loans	149	(3,542)
Proceeds from sales of other real estate owned	1,341	2,385
Net purchases and construction of premises and equipment	(1,142)	(863)
Other investing activities	—	2

Net cash provided by (used in) investing activities	2,797	(5,359)

Financing Activities
Net change in demand and savings deposits	(1,105)	31,264
Net change in certificates of deposit	7,103	(11,811)
Increase (decrease) in drafts payable	260	(1,289)
Proceeds from long-term borrowings	5,000	20,000
Repayment of long-term borrowings	—	(24,000)
Net change in advances by borrowers for taxes and insurance	70	224
Proceeds from exercise of stock options	22	—
Cash dividends paid	(120)	(119)

Net cash provided by financing activities	11,230	14,269

Change in Cash and Cash Equivalents	20,014	11,144
Cash and Cash Equivalents at Beginning of Year	20,853	9,709

Cash and Cash Equivalents at End of Year	$40,867	$20,853

Supplemental information:
Interest paid on deposits	$1,662	$2,341
Interest paid on borrowings	$1,337	$1,537
Income tax paid	$457	$740
Non-cash supplemental information:
Transfer from loans to other real estate owned	$266	$1,715

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

The Bank generates loans and receives deposits from customers located primarily in the Indianapolis metropolitan area and east central Indiana. Loans are generally secured by specific items of collateral including real property, business assets, or consumer assets. The Company has sold various loans to investors while retaining the servicing rights.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of interest-bearing deposits with the Federal Reserve Bank of Chicago.

Beginning January 1, 2013, noninterest-bearing transaction accounts became subject to the $250,000 limit on FDIC insurance per covered institution. At December 31, 2013, the Company’s cash accounts exceeded federally insured limits by $38,660,000, with $38,425,000 held by the Federal Reserve Bank of Chicago and $235,000 held by the Federal Home Loan Bank of Indianapolis. Neither of those banks are insured.

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

Valuation Measurements: Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. In determining fair values for investment securities and residential mortgage loans held for sale, fair values, as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), require key judgments affecting how fair value for such assets and liabilities are determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2013, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and Equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation. This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank (the “FHLB”). The Company reviewed the FHLB stock and based on current performance of the Federal Home Loan Bank of Indianapolis, the Company determined there was no impairment of this stock at December 31, 2013.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2013 or 2012.

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

Mortgage Servicing Rights on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues. At least annually, the Bank engages a third party consulting firm to perform a valuation analysis, that is reviewed by management, of the fair value of the mortgage servicing rights. Based on the most recent valuation as of November 30, 2013, there was no valuation allowance as of December 31, 2013, compared to $12,000 at December 31, 2012.

Stock Options: The Company has stock plans which are described more fully in Note 10.

Income Tax in the consolidated statements of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company and its subsidiaries file consolidated tax returns. The Company and its subsidiaries are charged or given credit for income taxes as though separate returns were filed. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2013 and December 31, 2012 we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

2. Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2013 was $390,000.

3. Investment Securities

The amortized cost and approximate fair values of available for sale securities, together with unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,205	$100	$499	$33,806
Ginnie Mae collateralized mortgage obligations	2,349	—	135	2,214
Mutual fund	1,787	—	4	1,783

	$38,341	$100	$638	$37,803

Held to Maturity at December 31, 2013
Municipal securities	$2,347	$—	$—	$2,347

	$2,347	$—	$—	$2,347

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2012
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,977	$917	$1	$34,893
Ginnie Mae collateralized mortgage obligations	2,562	—	8	2,554
Mutual fund	1,744	105	—	1,849

	$38,283	$1,022	$9	$39,296

Held to Maturity at December 31, 2012
Municipal securities	$2,349	$—	$—	$2,349

	$2,349	$—	$—	$2,349

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$—	$—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	34,205	33,806
Ginnie Mae collateralized mortgage obligations	2,349	2,214
Mutual funds	1,787	1,783

	$38,341	$37,803

	Held to Maturity
	Amortized Cost	Fair Value
One to five years	$236	$236
Five to ten years	470	470
After ten years	1,641	1,641

	$2,347	$2,347

On December 31, 2012, the Company transferred its municipal securities portfolio from available for sale to held to maturity. As a result of this transfer, a new cost basis was established for the portfolio equal to the fair value on the date of transfer.

Certain investment securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2013 and December 31, 2012 were $32,002,000 and $2,605,000, respectively, which was approximately 79.6% and 6.3% of the Company’s investment portfolio, respectively.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012:

At December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,963	$498	$42	$1	$28,005	$499
Ginnie Mae collateralized mortgage obligations	2,214	135	—	—	2,214	135
Mutual fund	1,783	4	—	—	1,783	4

	$31,960	$637	$42	$1	$32,002	$638

At December 31, 2012	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$51	$1	$—	$—	$51	$1
Ginnie Mae collateralized mortgage obligations	2,554	8	—	—	2,554	8

	$2,605	$9	$—	$—	$2,605	$9

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

Municipal securities: The municipal securities consisted of non-rated local issue tax increment revenue bonds.

Mutual fund: The mutual fund balance consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Investment securities with a total market value of $8,914,000 and $9,185,000 were pledged at December 31, 2013 and December 31, 2012, respectively, to secure a repurchase agreement.

A gross gain of $178,000 and gross losses of $11,000 resulting from sales of available for sale securities was realized during the year ended December 31, 2013, with a tax expense of $57,000. A gross gain of $89,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2012 with a tax expense of $30,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4. Loans

Classes of loans include:

	December 31,
	2013	2012
Real estate loans:
Commercial	$104,766	$101,106
Residential	168,529	167,998
Construction	11,382	14,886
Commercial loans and leases	29,254	30,934
Municipal loans	997	1,187
Consumer loans	2,032	2,176

	316,960	318,287

Deduct
Undisbursed loan proceeds	248	214
Deferred loan fees, net	684	629
Allowance for loan losses	3,993	4,239

	4,925	5,082

	$312,035	$313,205

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business. An analysis of the 2013 and 2012 activity of these loans is as follows:

	2013	2012
Balance at beginning of year	$5,571	$6,954
New loans	—	193
Repayments	(908)	(1,576)

Balance at end of year	$4,663	$5,571

At December 31, 2013, unfunded commitment amounts not included in the outstanding loan balances shown above totaled $166,000.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2013 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment In Loans

For Year Ended December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	—	$81	$4,239
Provision (credit) for losses	855	638	(448)	(358)	—	68	755
Charge-offs (1)	(479)	(441)	(2)	(137)	—	(81)	(1,140)
Recoveries	—	42	21	38	—	38	139

Balance at end of period	$1,165	$1,743	$356	$623	—	$106	$3,993

Ending allowance balance:
Individually evaluated for impairment	$96	$495	$285	$148	$—	$8	$1,032
Collectively evaluated for impairment	1,069	1,248	71	475	—	98	2,961

Total	$1,165	$1,743	$356	$623	—	$106	$3,993

Ending loan balance:
Individually evaluated for impairment	$4,836	$6,266	$4,113	$732	$—	$69	$16,016
Collectively evaluated for impairment	99,930	162,263	7,269	28,522	997	1,963	300,944

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

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

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by the CCO. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Banking Officer and Loan Review Officer. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge-off of a loan must be approved by the CCO.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Quality Indicators

At December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,086	$160,390	$8,541	$28,453	$997	$1,963	$300,430
Watch (Grade 6)	1,137	—	—	56	—	—	1,193
Special Mention (Grade 7)	2,250	3,488	—	13	—	—	5,751
Substandard (Grade 8)	942	1,884	1,634	—	—	—	4,460
Doubtful (Grade 9)	351	2,767	1,207	732	—	69	5,126
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2013 and December 31, 2012 (dollars in thousands):

Loan Portfolio Aging Analysis

At December 31, 2013

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$351	$351	$104,415	$104,766	$—
Residential	1,598	612	2,257	4,467	164,062	168,529	9
Construction	1,018	—	188	1,206	10,176	11,382	—
Commercial loans and leases	169	—	564	733	28,521	29,254	—
Municipal loans	—	—	—	—	997	997	—
Consumer loans	36	—	—	36	1,996	2,032	—

Total	$2,821	$612	$3,360	$6,793	$310,167	$316,960	$9

(A)	Includes $507,000 in loans classified as nonaccrual that are less than 30 days past due, of which $338,000 are residential real estate loans and $169,000 are commercial loans.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents impaired loans as of December 31, 2013 (dollars in thousands):

Impaired Loans

At December 31, 2013

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,542	$3,542	N/A	$3,679	$184
Residential	3,158	3,405	N/A	3,650	112
Construction	1,272	1,272	N/A	1,178	13
Commercial loans and leases	472	608	N/A	581	1
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	2	—

Total	$8,444	$8,827	N/A	$9,090	$310

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,294	$1,294	$96	$1,324	$63
Residential	3,108	3,151	495	3,023	59
Construction	2,841	3,016	285	2,871	102
Commercial loans and leases	260	299	148	293	—
Municipal loans	—	—	—	—	—
Consumer loans	69	69	8	54	—

Total	$7,572	$7,829	$1,032	$7,565	$224

All Impaired Loans	$16,016	$16,656	$1,032	$16,655	$534

(1)	Includes all loans that were classified as impaired at any time during 2013 (not just impaired loans at December 31, 2013), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2013.

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

The following table presents the Company’s non-accrual loans at December 31, 2013 and December 31, 2012 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At December 31,	At December 31,
	2013	2012
Real estate loans:
Commercial	$351	$354
Residential	2,767	3,903
Construction	1,207	2,375
Commercial loans and leases	733	967
Municipal loans	—	—
Consumer loans	—	4

Total	$5,058	$7,603

Total non-accrual loans at December 31, 2013 and December 31, 2012 included $1,781,000 and $2,750,000 of troubled debt restructurings, respectively.

Troubled Debt Restructurings (“TDRs”): Our loan and lease portfolio includes certain loans where economic concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as non-performing at the time of restructuring and only are returned to performing status after considering the borrower’s sustained repayment performance for a period of at least six consecutive months.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the Company’s troubled debt restructurings at December 31, 2013 and December 31, 2012 (dollars in thousands):

Troubled Debt Restructurings

	Total		Nonperforming
	At December 31,	At December 31,	At December 31,	At December 31,
	2013	2012	2013	2012
Real estate loans:
Commercial	$3,542	$4,133	$—	$—
Residential	3,997	3,890	498	336
Construction	3,755	3,799	1,019	2,065
Commercial loans and leases	264	345	264	345
Municipal loans	—	—	—	—
Consumer loans	—	4	—	4

Total	$11,558	$12,171	$1,781	$2,750

Loans classified as a troubled debt restructuring during 2013 and 2012, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

	Year Ended
	December 31, 2013			December 31, 2012
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	2	$172	$172
Residential	2	448	448	6	1,736	1,736
Construction	—	—	—	2	2,948	2,948
Commercial loans and leases	—	—	—	2	268	268
Municipal loans	—	—	—	—
Consumer loans	—	—	—	3	9	9

Total	2	$448	$448	15	$5,133	$5,133

The troubled debt restructurings included in the table above for 2013 increased the allowance for loan losses by $9,000 and resulted in charge-offs of $16,000 during the year ended December 31, 2013. The troubled debt restructurings included in the table above for 2012 increased the allowance for loan losses by $11,000 and resulted in charge-offs of $137,000 during the year ended December 31, 2012.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Troubled debt restructured loans which had payment defaults during 2012, segregated by class, are shown in the table below (dollars in thousands). Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring. There were no troubled debt restructured loans with payment defaults during 2013.

Year Ended
	December 31, 2013		December 31, 2012
	Number of Defaults	Recorded Balance	Number of Defaults	Recorded Balance
Real estate loans:
Commercial	—	—	—	—
Residential	—	—	—	—
Construction	—	—	—	—
Commercial loans and leases	—	—	2	$123
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	—	—	2	$123

6. Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2013	2012
Land	$4,684	$4,331
Land improvements	1,203	1,196
Office buildings	13,204	12,633
Furniture and equipment	7,290	7,352
Automobiles	161	170

	26,542	25,682
Less accumulated depreciation	11,856	11,142

	$14,686	$14,540

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

7. Mortgage Servicing Rights

Loans being serviced by the Company for investors, primarily Freddie Mac, totaled approximately $80,695,000 and $87,787,000 as of December 31, 2013 and 2012, respectively. Such loans are not included in the preceding table.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2013 and 2012 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates.

	Year Ended December 31,
	2013	2012
Mortgage servicing rights
Balance at beginning of year	$576	$577
Servicing rights capitalized	144	177
Amortization of servicing rights	(150)	(198)
Reduction to valuation allowance	12	20

Balance at end of year	$582	$576

Fair value disclosures
Fair value as of the beginning of year	$576	$577
Fair value as of the end of year	$628	$576

8. Deposits

Deposits by type are as follows:

	December 31,
	2013	2012
Demand	$187,106	$189,163
Savings	30,009	29,057
Certificates of $100,000 or more	51,188	39,373
Other certificates	94,398	99,110

	$362,701	$356,703

Certificates maturing in years ending after December 31, 2013:

2014	$66,245
2015	54,744
2016	9,927
2017	5,685
2018	7,224
Thereafter	1,761

$145,586

Deposits from related parties held by the Company were $2,419,000 and $2,011,000 at December 31, 2013 and December 31, 2012, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

9. Borrowings

Borrowings at December 31, 2013 and 2012 include Federal Home Loan Bank advances totaling $33,000,000 and $28,000,000, respectively, with a weighted-average rate of 1.63% and 1.78%, respectively. The effective weighted-average rate at December 31, 2013 was 2.54%, when giving consideration to the impact on interest expense from the amortization of two prepayment penalties paid on advances that were replaced in 2012 with longer term advances. The advances are secured by a combination of first mortgage loans and overnight deposits. At December 31, 2013, the mortgage loans pledged as collateral for Federal Home Loan Bank advances totaled $139,916,000.

During 2012, the Company performed debt modifications for $20,000,000 of Federal Home Loan Bank advances that created prepayment penalties totaling $1,520,000 that were capitalized by the Company and are being amortized using the level yield method.

Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2013 and 2012 also include subordinated debentures in the amount of $10,310,000. For the five years prior to March 15, 2011 the rate was equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points. Effective March 15, 2011, the securities bear a rate equal to 150 basis points over the three-month LIBOR. At December 31, 2013, the interest rate was 1.74%. These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2013 and 2012 also include a repurchase agreement with Barclays Capital, Inc. in the amount of $7,500,000 with a rate of 4.42%. The repurchase agreement had embedded interest rate caps with a notional value of $15,000,000 for a four-year term that ended on September 22, 2012. The interest rate caps would have provided a reduction of the interest rate during any quarter if three-month LIBOR had exceeded 3.81% on the quarterly determination date. These embedded interest rate caps were considered to be clearly and closely related to the host instrument. The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015, and had provided Barclays Capital, Inc. with an early termination right on the four-year anniversary date of September 22, 2012, which was not exercised. At December 31, 2013, pledged investment securities for this repurchase agreement had a market value of $8,914,000.

Aggregate annual maturities of borrowings at December 31, 2013 are:

	FHLB Advances	Repurchase Agreement	Subordinated Debentures	Total
Maturities in years ending December 31,
2014	—	—	—	—
2015	$3,000	$7,500	—	$10,500
2016	5,000	—	—	5,000
2017	20,000	—	—	20,000
2018	5,000	—	—	5,000
Thereafter	—	—	$10,310	10,310

	$33,000	$7,500	$10,310	$50,810

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

10. Income Taxes

The components of the net deferred tax asset at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Deferred compensation	$854	$801
General loan loss reserves	2,021	1,985
State and federal net operating loss carryforward and tax credits carryforward	4,278	4,714
Other real estate owned	541	529
Net unrealized loss on securities available for sale	176	—
Other	—	21

	7,870	8,050

Deferred tax liabilities:
Net unrealized gain on securities available for sale	—	(353)
FHLB stock dividends	(252)	(251)
FHLB prepayment interest	(488)	(614)
Deferred loan fees	(194)	(211)
Mortgage servicing rights	(244)	(241)
Deferred state tax	(283)	(214)
Depreciation	(224)	(229)
Prepaid expenses	(204)	(161)
Goodwill	(198)	(194)
Other	(2)	—

	(2,089)	(2,468)

Net deferred tax asset before valuation allowance	5,781	5,582

Valuation allowance
Beginning balance	(996)	(1,133)
Change during the period	183	137

Ending balance	(813)	(996)

Net deferred tax asset	$4,968	$4,586

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

As of December 31, 2013, the Company had approximately $16,065,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2013, the Company had approximately $2,219,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2013, the Company had approximately $2,158,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2026. The tax credits begin to expire in 2023. Included in the $2,158,000 of tax credits available to offset future federal income tax are approximately $1,423,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The entire valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover. During 2013, the Company reduced a portion of its state deferred tax asset valuation allowance. The Company generated state taxable income in excess of previous years, so management determined a portion of this valuation allowance could be reduced. After the reduction of the state tax valuation allowance the total state tax recorded remains materially unchanged from previous years.

Retained earnings at December 31, 2013 includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31,
	2013	2012
Statutory federal tax rate	34.0%	34.0%
Cash value of life insurance	(8.2)	(9.4)
Tax exempt interest - municipal securities and municipal loans	(1.5)	(1.8)
Other	1.0	0.4

Effective tax rate	25.3%	23.2%

The expense for income taxes consists of the following:

	Year Ended December 31,
	2013	2012
Federal
Current	$594	$128
Deferred	147	428

Tax expense	$741	$556

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2009.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

11. Employee Benefits

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

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There is no separate valuation of the Pentegra Plan benefits or segregation of the Pentegra Plan assets specifically for the Company, because the Pentegra Plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. If the Company chooses to stop participating in the multi-employer plan, they may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The funded status of the Pentegra Plan, market value of plan assets divided by funding target, as of July 1, 2013 and 2012 was 84.45% and 91.87%, respectively.

The Company had expenses of $352,000 and $398,000 for the years ended December 2013 and 2012, respectively. Company cash contributions to the Pentegra Plan for these same periods were $650,000 and $55,000, respectively. Total contributions made to the Pentegra Plans were $136,478,000 and $196,473,000 for the plan years ended June 30, 2013 and 2012, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

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

Expense for the 401(k) plan was $237,000 and $239,000 in 2013 and 2012, respectively.

Split-dollar Life Insurance Agreements. The Company adopted the accounting guidance for separate agreements which split life insurance policy benefits between an employer and employee. This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements. At December 31, 2013 and 2012, the Company had a recorded a liability of $1,109,000 and $1,123,000, respectively. During 2013 and 2012, the Company recognized net income of $14,000 and net expense of $75,000, respectively.

Executive Retirement Plan. Effective January 1, 2008, the Company terminated a supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors. At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan. Instead, the Company entered into separate agreements with these officers and directors that provide retirement and death benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at December 31, 2013 and 2012 was $2,012,000 and $1,921,00, respectively. The expense for the plan was $219,000 and $220,000 for 2013 and 2012, respectively.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model.

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	144,982	$14.10	2.02	$43,000
Granted	52,500	11.93
Exercised	(1,800)	12.35
Forfeited	(11,700)	14.00

Outstanding, end of year	183,982	$13.50	3.44	$107,000

Exercisable, end of year	143,182	$13.95	1.65	$53,000

The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $7.90. There were no options granted during the year ended December 31, 2012. The total intrinsic value of options exercised during the year ended December 31, 2013 was $2,000. There were no options exercised during the year ended December 31, 2012.

As of December 31, 2013, there was $302,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 3.75 years. During 2013, the Company recognized $104,000 of share-based compensation expense. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, and during 2012 the Company recognized $1,000 of share-based compensation expense.

Cash received from options exercised under all share-based compensation arrangements for the year ended December 31, 2013 was $22,000. There was no actual tax benefit realized from the options exercised during 2013.

The following summarizes the assumptions used in the Black-Scholes model for the options granted during the year ended December 31, 2013:

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

On August 26, 2013, following notification by the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of Ameriana Bank rescinded the previously adopted resolution noted below.

On July 26, 2010, following a joint examination by and discussions with the FDIC and the Indiana Department of Financial Institutions (“DFI”), the Board of Directors of the Bank adopted a resolution agreeing to obtain prior written consent from the FDIC and the DFI before declaring or paying any dividends. All requests from the Bank to declare and pay a quarterly dividend to the Company had been approved by the FDIC and DFI prior to approval by the Bank’s Board of Directors and payment by the Bank, for all dividends paid before the resolution was rescinded on August 26, 2013.

On November 25, 2013, following notification by the Federal Reserve Bank of Chicago, the Board of Directors of the Company rescinded the previously adopted resolution noted below.

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

All requests from the Company to pay quarterly dividends to shareholders and to make quarterly interest payments on the trust preferred securities had been approved by the Federal Reserve Bank of Chicago prior to approval by the Company’s Board of Directors and payment by the Company, for all payments before the resolution was rescinded on November 25, 2013. There had been no requests from the Company for approval of an increase in debt or issuance of trust preferred obligations, or redemption of Company stock.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

13. Earnings Per Share

	2013			2012
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$2,187	2,988,991	$0.73	$1,840	2,988,952	$0.62

Effect of Dilutive Stock Options	—	263		—

Diluted Earnings Per Share:
Income available to common shareholders and assumed conversions	$2,187	2,989,254	$0.73	$1,840	2,988,952	$0.62

Options to purchase 91,732 shares of common stock at exercise prices of $14.80 to $15.56 per share were outstanding at December 31, 2013, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares.

Options to purchase 144,982 shares of common stock at exercise prices of $9.25 to $15.56 per share were outstanding at December 31, 2012, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares.

14. Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

	2013	2012
Net unrealized (loss) gain on available-for-sale securities, net of income tax benefit of $198 and net of income tax expense of $353 at December 31, 2013 and 2012, respectively	$(340)	$686

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2013 and 2012, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2013, that management believes have changed this classification.

On August 26, 2013, following notification by the FDIC and the Indiana Department of Financial Institutions, the Board of Directors of Ameriana Bank rescinded the previously adopted resolution noted below.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2013
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$30,274	8.00%	$24,219	15.16%	$45,897
Tier 1 risk-based capital ratio	6.00	18,164	4.00	12,109	13.91	42,110
Tier 1 leverage ratio	5.00	22,223	3.00	13,334	9.47	42,110

	December 31, 2012
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$30,998	8.00%	$24,798	14.45%	$44,797
Tier 1 risk-based capital ratio	6.00	18,599	4.00	12,399	13.18	40,870
Tier 1 leverage ratio	5.00	21,945	3.00	13,167	9.31	40,870

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Level 2 securities include U.S. agency and U.S. government sponsored enterprise mortgage-backed securities and collateralized mortgage obligations. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs, and the values are reviewed by the Bank’s management. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,806	$—	$33,806	$—
Ginnie Mae collateralized mortgage obligations	2,214	—	2,214	—
Mutual funds	1,783	1,783	—	—

	$37,803	$1,783	$36,020	$—
At December 31, 2012:
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,893	$—	$34,893	$—
Ginnie Mae collateralized mortgage obligations	2,554	—	2,554	—
Mutual funds	1,849	1,849	—	—

	$39,296	$1,849	$37,447	$—

Transfers between Levels

Transfers between levels did not occur during the year ended December 31, 2013.

The following is a reconciliation of the beginning and ending balance for the years ended December 31, 2013 and 2012 of fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs (dollars in thousands):

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Beginning balance	$—	$2,351
Total realized and unrealized gains and losses
Included in net income	—	—
Included in other comprehensive income	—	(2)
Purchases, issuances and settlements	—	—
Transfers out of Level 3 to held to maturity	—	(2,349)

Ending balance	$—	$—

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2013:
Impaired loans	$6,353	$—	$—	$6,353
Other real estate owned	2,401	—	—	2,401
At December 31, 2012:
Impaired loans	$7,407	$—	$—	$7,407
Other real estate owned	1,165	—	—	1,165

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range
Impaired loans	$6,353	Third party valuations	Discount to reflect realizable value	0.0% - 77.88%
Other real estate owned	2,401	Third party valuations	Discount to reflect realizable value	6.0% - 20.7%

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range
Impaired loans	7,407	Third party valuations	Discount to reflect realizable value	7.0% - 50.0%
Other real estate owned	1,165	Third party valuations	Discount to reflect realizable value	7.0% - 16.2%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 (dollars in thousands):

December 31, 2013 - Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$40,867	$40,867	$40,867	$—	$—
Interest-bearing time deposits	2,974	2,983	2,983	—	—
Investment securities held to maturity	2,347	2,347	—	—	2,347
Loans	312,035	319,232	—	303,216	16,016
Stock in FHLB	4,472	4,472	—	4,472	—
Mortgage servicing rights	582	582	—	—	582
Interest and dividends receivable	818	818	—	818	—
Liabilities
Deposits	362,701	363,536	217,115	146,421	—
Borrowings	50,810	46,897	—	41,330	5,567
Drafts payable	1,503	1,503	—	1,503	—
Interest and dividends payable	78	78	—	78	—

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2012 (dollars in thousands):

December 31, 2012 – Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$20,853	$20,853	$20,853	$—	$—
Interest-bearing deposits	5,704	5,740	5,740	—	—
Investment securities held to maturity	2,349	2,349	—	—	2,349
Loans held for sale	797	797	—	797	—
Loans	313,205	325,253	—	306,948	18,305
Stock in FHLB	4,472	4,472	—	4,472	—
Mortgage servicing rights	576	576	—	—	576
Interest and dividends receivable	995	995	—	995	—
Liabilities
Deposits	356,703	358,632	218,220	140,412	—
Borrowings	45,810	41,865	—	37,139	4,726
Drafts payable	1,243	1,243	—	1,243	—
Interest and dividends payable	74	74	—	74	—

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

17. Commitments to Originate Loans

At December 31, 2013 and 2012, the Company had outstanding commitments to originate loans of approximately $24,485,000 and $22,815,000, respectively. The outstanding commitments for 2013 included $1,901,000 for one-to four-family mortgage loans, $6,493,000 for commercial real estate loans, $3,100,000 for a commercial real estate construction loan and $12,991,000 for commercial loans. The outstanding commitments for 2012 included $7,051,000 for one-to four-family mortgage loans, $13,024,000 for commercial real estate loans and $2,740,000 for commercial loans. In addition, the Company had $50,450,000 and $50,412,000 of conditional commitments for lines of credit at December 31, 2013 and 2012, respectively. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $6,091,000 and $6,122,000 of letters of credit outstanding at December 31, 2013 and 2012, respectively. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

18. Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31,
Balance Sheets	2013	2012
Assets
Cash	$610	$309
Investment in Bank	43,908	43,348
Investments in affiliates	310	310
Other assets	3,237	2,932

	$48,065	$46,899

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	42	43
Shareholders’ equity	37,713	36,546

	$48,065	$46,899

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31,
Statements of Income and Comprehensive Income	2013	2012
Dividends from Bank	$1,250	$900
Interest income	6	6

	1,256	906
Operating expense	892	868

Income before income tax benefit and equity in undistributed income of Bank	364	38
Income tax benefit	301	293

	665	331
Equity in undistributed income of Bank and affiliates (distributions in excess of equity in income)	1,522	1,509

Net Income	$2,187	$1,840
Unrealized (depreciation) appreciation on available-for-sale securities, net of tax benefit of $468 and net of tax expense of $195 for the years ended December 31, 2013 and December 31, 2012, respectively.	(916)	378
Less: Reclassification adjustment for realized gains included in net income, net of taxes of $57 and $30 for the years ended December 31, 2013 and December 31, 2012, respectively.	110	59

Other Comprehensive Income (Loss)	(1,026)	319

Comprehensive Income	$1,161	$2,159

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31,
Statements of Cash Flows	2013	2012
Operating Activities
Net income	$2,187	$1,840
Items not requiring (providing) cash:
(Undistributed income) or distributions of Bank and affiliates in excess of equity in income	(1,522)	(1,509)
Other adjustments	(266)	(302)

Net cash provided by operating activities	399	29

Financing Activities
Cash dividends paid	(120)	(119)
Exercise of stock options	22	—

Net cash used in financing activities	(98)	(119)

Change in cash	301	(90)
Cash at beginning of year	309	399

Cash at end of year	$610	$309

19. Accounting Developments

•	Financial Accounting Standards Board (FASB)

•	In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

•	In January 2014, the FASB issued ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects,” to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

•	In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” to require presentation in the financial statements of an unrecognized tax benefit or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward, except as follows. When an NOL carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or when the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

•	In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes,” to allow the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the current benchmark rates of direct Treasury obligations of the U.S. government and LIBOR (London Interbank Offered Rate). The amendments were effective on a prospective basis for new or newly-designated hedging relationships on July 17, 2013. Adoption did not have a significant effect on the Company’s consolidated financial statements.

•	In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to amend Topic 220, Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require an entity to present, either in the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for annual and interim periods beginning January 1, 2013. Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

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

Bank-Owned Life Insurance

Approximately 47% of the Company’s investment in bank-owned life insurance was held by two carriers at December 31, 2013 and 2012, respectively.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”).

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2013. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	183,982	$13.50	170,700
Equity compensation plans not approved by security holders	—	—	—

Total	183,982	$13.50	170,700

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

Item 15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Income for Each of the Two Years in the Period Ended December 31, 2013

Consolidated Statements of Comprehensive Income for Each of the Two Years in the Period Ended December 31, 2013

Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended December 31, 2013

Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.2*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.3*	Employment Agreement between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.4*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.5*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.6*	Ameriana Bank, SB Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.7*	Ameriana Bank, SB Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.8*	Mr. Danielson’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Donald C. Danielson; (ii) the date of execution, which is November 17, 2008; (iii) the normal retirement age under Section 1.10, which is age 87; and (iv) the annual benefit amount in Section 2.1.1, which is $20,000.

10.9*	Ameriana Bank, SB Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*	Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.11*	Ameriana Bank, SB Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.12*	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 14, 2006)

10.13*	Standstill Agreement, dated March 26, 2013, by and among Ameriana Bancorp, Financial Edge Fund, L.P., Financial Edge – Strategic Fund, L.P., PL Capital/Focused Fund, L.P., Goodbody/PL Capital L.P., PL Capital, LLC, PL Capital Advisers, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 26, 2013)

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from Ameriana Bancorp’s Annual Report of Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 25, 2014	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 25, 2014
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 25, 2014
John J. Letter
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael E. Bosway	March 25, 2014
Michael E. Bosway
Director

By:	/s/ Donald C. Danielson	March 25, 2014
Donald C. Danielson
Director

By:	/s/ R. Scott Hayes	March 25, 2014
R. Scott Hayes
Director

By:	/s/ Charles R. Haywood	March 25, 2014
Charles R. Haywood
Director

By:	/s/ Richard E. Hennessey	March 25, 2014
Richard E. Hennessey
Director

By:	/s/ Michael E. Kent	March 25, 2014
Michael E. Kent
Director

By:	/s/ Ronald R. Pritzke	March 25, 2014
Ronald R. Pritzke
Director

By:	/s/ Jennifer P. Bott	March 25, 2014
Jennifer P. Bott
Director

By:	/s/ William F. McConnell, Jr.	March 25, 2014
William F. McConnell, Jr.
Director

By:	/s/ Michael W. Wells	March 25, 2014
Michael W. Wells
Director