Form 10-Q
period 2014-03-31
AMERIANA BANCORP
filed 2014-05-12
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At May 12, 2014, the registrant had 2,990,752 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Cash on hand and in other institutions	$5,546	$5,049
Interest-bearing demand deposits	40,080	35,818

Cash and cash equivalents	45,626	40,867
Interest-bearing time deposits	2,974	2,974
Investment securities available for sale, at fair value	44,678	37,803
Investment securities held to maturity, at amortized cost	2,347	2,347
Loans, net of allowance for loan losses of $4,100 and $3,993	312,112	312,035
Premises and equipment, net	14,560	14,686
Stock in Federal Home Loan Bank, at cost	4,472	4,472
Goodwill	656	656
Cash value of life insurance	27,913	27,731
Other real estate owned	5,262	5,171
Other assets	9,629	9,862

Total assets	$470,229	$458,604

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$59,423	$52,747
Interest-bearing	313,607	309,954

Total deposits	373,030	362,701
Borrowings	50,810	50,810
Drafts payable	1,076	1,503
Other liabilities	6,696	5,877

Total liabilities	431,612	420,891

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued - 3,215,752 shares	3,216	3,216
Outstanding - 2,990,752 shares
Additional paid-in capital	1,196	1,176
Retained earnings	37,329	36,659
Accumulated other comprehensive loss	(126)	(340)
Treasury stock at cost - 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	38,617	37,713

Total liabilities and shareholders’ equity	$470,229	$458,604

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest Income
Interest and fees on loans	$4,114	$4,021
Interest on mortgage-backed securities	222	168
Interest on investment securities	44	44
Other interest and dividend income	94	58

Total interest income	4,474	4,291

Interest Expense
Interest on deposits	420	432
Interest on borrowings	338	330

Total interest expense	758	762

Net Interest Income	3,716	3,529
Provision for loan losses	150	255

Net Interest Income After Provision for Loan Losses	3,566	3,274

Other Income
Other fees and service charges	588	538
Brokerage and insurance commissions	418	449
Net realized and recognized gains on available-for-sale investment securities (includes $92 for the three months ended March 31, 2013 related to accumulated other comprehensive income reclassifications)	—	92
Gains on sales of loans and servicing rights	16	157
Net loss from sales and write-downs of other real estate owned	—	(1)
Other real estate owned income	87	58
Increase in cash value of life insurance	182	183
Other	73	36

Total other income	1,364	1,512

Other Expense
Salaries and employee benefits	2,255	2,192
Net occupancy expense	420	402
Furniture and equipment expense	189	211
Legal and professional fees	162	161
FDIC deposit insurance premiums and assessments	89	147
Data processing expense	233	206
Printing and office supplies	65	63
Marketing expense	109	88
Other real estate owned expense	39	80
Other	356	410

Total other expense	3,917	3,960

Income Before Income Taxes	1,013	826
Income tax (includes $31 for the three months ended March 31, 2013 related to income tax expense from reclassification items)	284	212

Net Income	$729	$614

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Basic Earnings Per Share	$0.24	$0.21

Diluted Earnings Per Share	$0.24	$0.21

Dividends Declared Per Share	$0.02	$0.01

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net Income	$729	$614

Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $112 and tax benefit of $77 for the three months ended March 31, 2014 and March 31, 2013, respectively	214	(149)

Less: reclassification adjustment for realized gains included in net income, net of taxes of $31 for the three months ended March 31, 2013	—	61

Other comprehensive income (loss)	214	(210)

Comprehensive Income	$943	$404

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2014

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at December 31, 2013	$3,216	$1,176	$36,659	$(340)	$(2,998)	$37,713
Net Income	—	—	729	—	—	729

Other comprehensive income	—	—	—	214	—	214
Share-based compensation	—	20	—	—	—	20
Dividends declared ($0.02 per share)	—	—	(59)	—	—	(59)

Balance at March 31, 2014	$3,216	$1,196	$37,329	$(126)	$(2,998)	$38,617

See notes to consolidated condensed financial statements.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$729	$614
Items not requiring (providing) cash
Provision for losses on loans	150	255
Depreciation and amortization	294	389
Increase in cash value of life insurance	(182)	(183)
Gain from sale of available-for-sale securities	—	(92)
Net loss on sales of other real estate owned	—	1
Shared-based compensation	20	—
Mortgage loans originated for sale	(413)	(4,574)
Proceeds from sales of mortgage loans originated for sale	422	4,522
Gains on sales of mortgage loans and servicing rights	(16)	(157)
Increase in accrued interest payable	344	316
Other adjustments	(101)	836

Net cash provided by operating activities	1,247	1,927

Investing Activities
Purchase of securities	(7,809)	(2,371)
Proceeds/principal from the sale of securities	—	3,690
Net change in interest-bearing time deposits	—	1,241
Principal collected on mortgage-backed securities	1,221	2,373
Net change in loans	(318)	(6,666)
Proceeds from sales of other real estate owned	—	229
Net purchases and construction of premises and equipment	(114)	(66)

Net cash used in investing activities	(7,020)	(1,570)

Financing Activities
Net change in demand and savings deposits	10,758	8,232
Net change in certificates of deposit	(429)	(6,198)
Increase (decrease) in drafts payable	(427)	76
Net change in advances by borrowers for taxes and insurance	659	477
Cash dividends paid	(29)	(29)

Net cash provided by financing activities	10,532	2,558

Change in Cash and Cash Equivalents	4,759	2,915
Cash and Cash Equivalents at Beginning of Year	40,867	20,853

Cash and Cash Equivalents at End of Quarter	$45,626	$23,768

Supplemental information:

Interest paid on deposits	$105	$119

Interest paid on borrowings	$340	$327

Non-cash supplemental information:

Transfers from loans to other real estate owned	$91	$69

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE B – SHAREHOLDERS’ EQUITY

On March 31, 2014, the Board of Directors declared a quarterly cash dividend of $0.02 per share. This dividend, totaling approximately $59,000, was accrued for payment to shareholders of record on April 11, 2014 and was paid on May 2, 2014.

No stock options were granted or exercised during the first quarter of 2014.

NOTE C – EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended March 31,
	2014			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$729	2,990,752	$0.24	$614	2,988,952	$0.21

Effect of dilutive stock options	—	3,823		—	—

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$729	2,994,575	$0.24	$614	2,988,952	$0.21

Options to purchase 91,732 and 141,982 shares of common stock that were outstanding at March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

(9)

NOTE D – INVESTMENT SECURITIES

The following tables provide the composition of investment securities at March 31, 2014 and December 31, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$40,813	$172	$330	$40,655
Ginnie Mae collateralized mortgage obligations	2,281	—	60	2,221
Mutual fund	1,796	6	—	1,802

	$44,890	$178	$390	$44,678

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at March 31, 2014
Municipal securities	$2,347	$7	$—	$2,354

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,205	$100	$499	$33,806
Ginnie Mae collateralized mortgage obligations	2,349	—	135	2,214
Mutual fund	1,787	—	4	1,783

	$38,341	$100	$638	$37,803

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to Maturity at December 31, 2013
Municipal securities	$2,347	$—	$—	$2,347

(10)

The amortized cost and fair value of securities at March 31, 2014 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	40,813	40,655
Ginnie Mae collateralized mortgage obligations	2,281	2,221
Mutual fund	1,796	1,802

	$44,890	$44,678

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$25	$25
One to five years	245	246
Five to ten years	496	497
After ten years	1,581	1,586

Municipal securities	$2,347	$2,354

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

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2014 and December 31, 2013 was $27,845,000 and $32,002,000, respectively, which was approximately 59.2% and 79.6%, respectively, of the Company’s investment portfolio at these dates.

(11)

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 (dollars in thousands):

At March 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$25,596	$329	$28	$1	$25,624	$330
Ginnie Mae collateralized mortgage obligations	2,221	60	—	—	2,221	60

	$27,817	$389	$28	$1	$27,845	$390

At December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,963	$498	$42	$1	$28,005	$499
Ginnie Mae collateralized mortgage obligations	2,214	135	—	—	2,214	135
Mutual fund	1,783	4	—	—	1,783	4

	$31,960	$637	$42	$1	$32,002	$638

Investment securities with a total market value of $8,858,000 and $8,914,000 were pledged at March 31, 2014 and December 31, 2013, respectively, to secure a repurchase agreement.

There were no sales of available for sale securities during the three-month period ended March 31, 2014, compared to sales resulting in a gross gain of $92,000 with a tax expense of $31,000 for the three-month period ended March 31, 2013.

(12)

NOTE E – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At March 31,	At December 31,
	2014	2013
Real estate loans:
Commercial	$106,708	$104,766
Residential	165,057	168,529
Construction	13,641	11,382
Commercial loans and leases	29,245	29,254
Municipal loans	910	997
Consumer loans	1,975	2,032

Total loans	317,536	316,960

Less:
Undisbursed loan proceeds	636	248
Deferred loan fees, net	688	684
Allowance for loan losses	4,100	3,993

	5,424	4,925

Total loans - net	$312,112	$312,035

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

The methodology employed by the Bank for each portfolio segment will at a minimum contain the following:

1)	Loans will be segmented by type of loan.

2)	Loans will be further segmented by risk grades.

3)	The required ALLL for types of performing homogeneous loans which do not have a specific reserve will be determined by applying a factor based on historical losses averaged over the twelve quarters prior to the most recent quarter. In those instances where the Bank’s historical experience is not available, management will develop factors based on industry experience and best practices.

4)	All criticized and classified loans will be tested for impairment by applying one of three methodologies:

a.	Present value of future cash flows;

b.	Fair value of collateral less cost to sell; or

c.	The loan’s observable market price.

5)	All troubled debt restructurings (“TDR”) are considered impaired loans.

6)	Loans tested for impairment will be removed from other pools to prevent layering (double-counting).

7)	The required ALLL for each group of loans will be added together to determine the total required ALLL for the Bank. The required ALLL will be compared to the current ALLL to determine the required provision to increase the ALLL or credit to decrease the ALLL.

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

(14)

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of March 31, 2014 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Three Months Ended March 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision (credit) for losses	108	1	15	2	—	24	150
Charge-offs (1)	—	—	(40)	(1)	—	(16)	(57)
Recoveries	—	3	1	5	—	5	14

Balance at end of period	$1,273	$1,747	$332	$629	$—	$119	$4,100

Ending allowance balance:
Individually evaluated for impairment	$86	$474	$251	$180	$—	$8	$999
Collectively evaluated for impairment	1,187	1,273	81	449	—	111	3,101

Total	$1,273	$1,747	$332	$629	$—	$119	$4,100

Ending loan balance:
Individually evaluated for impairment	$4,810	$5,474	$4,466	$721	$—	$73	$15,544
Collectively evaluated for impairment	101,898	159,583	9,175	28,524	910	1,902	301,992

Total	$106,708	$165,057	$13,641	$29,245	$910	$1,975	$317,536

The following table presents the balance and activity in allowance for loan losses as of March 31, 2013 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended March 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	$—	$81	$4,239
Provision (credit) for losses	(7)	206	(85)	83	—	58	255
Charge-offs (1)	(479)	(71)	—	(4)	—	(71)	(625)
Recoveries	—	34	8	2	—	13	57

Balance at end of period	$303	$1,673	$708	$1,161	$—	$81	$3,926

(15)

The following table presents the balance in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2013 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Year Ended December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total

Ending allowance balance:
Individually evaluated for impairment	$96	$495	$285	$148	$—	$8	$1,032
Collectively evaluated for impairment	1,069	1,248	71	475	—	98	2,961

Total	$1,165	$1,743	$356	$623	$—	$106	$3,993

Ending loan balance:
Individually evaluated for impairment	$4,836	$6,266	$4,113	$732	$—	$69	$16,016
Collectively evaluated for impairment	99,930	162,263	7,269	28,522	997	1,963	300,944

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

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

All charge-offs and forgiveness of debt greater than $50,000 must be approved by the Loan Committee upon recommendation by the CCO. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Credit Officer, Chief Banking Officer and Loan Review Officer. Charge-offs between $10,000 and $50,000 must be approved by the CCO. Decisions to defer the charge-off of a loan must be approved by the CCO.

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

Grade 9 – Doubtful

Loans and other credit extensions graded “9“ have all the weaknesses inherent in those graded “8,” with the added characteristic that the severity of the weaknesses make collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification should be placed in nonaccrual status, with collections applied to principal on the Bank’s books.

(17)

Grade 10 – Loss

Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Quality Indicators

At March 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1 - 5)	$104,295	$157,448	$10,422	$28,320	$910	$1,902	$303,297
Watch (Grade 6)	1,137	49	—	203	—	—	1,389
Special Mention (Grade 7)	—	3,430	—	—	—	—	3,430
Substandard (Grade 8)	925	1,628	1,634	—	—	—	4,187
Doubtful (Grade 9)	351	2,502	1,585	722	—	73	5,233
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$106,708	$165,057	$13,641	$29,245	$910	$1,975	$317,536

Loan Portfolio Quality Indicators

At December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1 - 5)	$100,086	$160,390	$8,541	$28,453	$997	$1,963	$300,430
Watch (Grade 6)	1,137	—	—	56	—	—	1,193
Special Mention (Grade 7)	2,250	3,488	—	13	—	—	5,751
Substandard (Grade 8)	942	1,884	1,634	—	—	—	4,460
Doubtful (Grade 9)	351	2,767	1,207	732	—	69	5,126
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

(18)

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Aging Analysis

At March 31, 2014

	30 - 59 Days Past Due (A)	60 - 89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$18	$351	$369	$106,339	$106,708	$—
Residential	1,235	456	2,146	3,837	161,220	165,057	68
Construction	—	—	1,585	1,585	12,056	13,641	—
Commercial loans and leases	112	—	609	721	28,524	29,245	—
Municipal loans	—	—	—	—	910	910	—
Consumer loans	4	3	—	7	1,968	1,975	—

Total	$1,351	$477	$4,691	$6,519	$311,017	$317,536	$68

(A)	Includes $398,000 in loans classified as nonaccrual that are less than 30 days past due, of which $285,000 are residential real estate loans and one is a commercial loan for $113,000.

Loan Portfolio Aging Analysis

At December 31, 2013

	30 - 59 Days Past Due (A)	60 - 89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$351	$351	$104,415	$104,766	$—
Residential	1,598	612	2,257	4,467	164,062	168,529	9
Construction	1,018	—	188	1,206	10,176	11,382	—
Commercial loans and leases	169	—	564	733	28,521	29,254	—
Municipal loans	—	—	—	—	997	997	—
Consumer loans	36	—	—	36	1,996	2,032	—

Total	$2,821	$612	$3,360	$6,793	$310,167	$316,960	$9

(A)	Includes $507,000 in loans classified as nonaccrual that are less than 30 days past due, of which $338,000 are residential real estate loans and $169,000 are commercial loans.

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

(19)

The following table presents impaired loans as of March 31, 2014 (dollars in thousands):

Impaired Loans

At March 31, 2014

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Three Months Ended March 31, 2014
				Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,533	$4,011	N/A	$3,538	$44
Residential	2,638	2,712	N/A	2,637	14
Construction	1,247	1,247	N/A	1,260	3
Commercial loans and leases	471	607	N/A	472	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	$7,889	$8,577	N/A	$7,907	$61

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,277	$1,277	$86	$1,285	$15
Residential	2,836	2,840	474	3,236	19
Construction	3,219	4,061	251	3,029	25
Commercial loans and leases	250	291	180	255	—
Municipal loans	—	—	—	—	—
Consumer loans	73	73	8	66	—

Total	$7,655	$8,542	$999	$7,871	$59

All Impaired Loans	$15,544	$17,119	$999	$15,778	$120

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2014), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2014.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(20)

The following table presents impaired loans as of March 31, 2013 (dollars in thousands):

Impaired Loans

At March 31, 2013

	Three Months Ended March 31, 2013
	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,865	$47
Residential	—	—
Construction	240	3
Commercial loans and leases	—	—
Municipal loans	—	—
Consumer loans	—	—

Total	$4,105	$50

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,375	$17
Residential	7,284	39
Construction	3,939	26
Commercial loans and leases	955	—
Municipal loans	—	—
Consumer loans	55	—

Total	$13,608	$82

All Impaired Loans	$17,713	$132

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2013), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2013.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

(21)

The following table presents impaired loans as of December 31, 2013 (dollars in thousands):

Impaired Loans

At December 31, 2013

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Year Ended December 31, 2013
				Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,542	$3,542	N/A	$3,679	$184
Residential	3,158	3,405	N/A	3,650	112
Construction	1,272	1,272	N/A	1,178	13
Commercial loans and leases	472	608	N/A	581	1
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	2	—

Total	$8,444	$8,827	N/A	$9,090	$310

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$1,294	$1,294	$96	$1,324	$63
Residential	3,108	3,151	495	3,023	59
Construction	2,841	3,016	285	2,871	102
Commercial loans and leases	260	299	148	293	—
Municipal loans	—	—	—	—	—
Consumer loans	69	69	8	54	—

Total	$7,572	$7,829	$1,032	$7,565	$224

All Impaired Loans	$16,016	$16,656	$1,032	$16,655	$534

(1)	Includes all loans that were classified as impaired at any time during 2013 (not just impaired loans at December 31, 2013), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2013.

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

The following table presents the Company’s non-accrual loans at March 31, 2014 and December 31, 2013 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At March 31, 2014	At December 31, 2013
Real estate loans:
Commercial	$351	$351
Residential	2,503	2,767
Construction	1,585	1,207
Commercial loans and leases	722	733
Municipal loans	—	—
Consumer loans	—	—

Total	$5,161	$5,058

Total non-accrual loans at March 31, 2014 and December 31, 2013 included $2,782,000 and $1,781,000 of TDRs, respectively.

Troubled Debt Restructurings: Our loan and lease portfolio includes certain loans that have been modified as a TDR, where concessions have been granted to borrowers who have experienced financial difficulties. These concessions typically result from loss mitigation efforts and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and typically are returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period of at least six consecutive months.

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

(23)

There were no loans classified as a TDR during the three-month period ended March 31, 2014, and one loan classified as a TDR during the three month period ended March 31, 2013, and it is shown in the table below identified by class (dollars in thousands). The modification was an interest rate concession.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	—	$—	$—
Residential	—	—	—	1	230	230
Construction	—	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—	—
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	—	$—	$—	1	$230	$230

There were no TDRs that had payment defaults during the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

NOTE F – ACCOUNTING DEVELOPMENTS

•	Financial Accounting Standards Board (“FASB”)

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

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

NOTE G – RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at March 31, 2014 and December 31, 2013 was $2,035,000 and $2,012,000, respectively. The expense for the plan was $55,000 and $55,000 for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.

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

The Company held no Level 3 securities in its available-for-sale portfolio on either March 31, 2014 or December 31, 2013.

(25)

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At March 31, 2014:
Ginnie Mae and GSE mortgage-backed pass-through securities	$40,655	$—	$40,655	$—
Ginnie Mae collateralized mortgage obligations	2,221	—	2,221	—
Mutual fund	1,802	1,802	—	—

	$44,678	$1,802	$42,876	$—

At December 31, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,806	$—	$33,806	$—
Ginnie Mae collateralized mortgage obligations	2,214	—	2,214	—
Mutual fund	1,783	1,783	—	—

	$37,803	$1,783	$36,020	$—

Transfers between Levels

Transfers between levels did not occur during the three months ended March 31, 2014.

Level 3 Reconciliation

There is no reconciliation for the three-month periods ending March 31, 2014 and March 31, 2013, respectively, as there were no fair value measurements using significant unobservable (Level 3) inputs for the available-for-sale portfolio during those periods.

Nonrecurring Measurements

Following is a description of valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated condensed balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy:

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

(26)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2014:
Impaired loans	$460	$—	$—	$460
Other real estate owned	91	—	—	91

At December 31, 2013:
Impaired loans	$6,353	$—	$—	$6,353
Other real estate owned	2,401	—	—	2,401

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$460	Third party valuations	Discount to reflect realizable value	9.3% - 100.0%

Other real estate owned	—	Third party valuations	Discount to reflect realizable value	—

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$6,353	Third party valuations	Discount to reflect realizable value	0.0% - 77.9%

Other real estate owned	2,401	Third party valuations	Discount to reflect realizable value	6.0% - 20.7%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at March 31, 2014:

Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$45,626	$45,626	$45,626	$—	$—
Interest-bearing time deposits	2,974	2,990	2,990	—	—
Investment securities held to maturity	2,347	2,354	—	—	2,354
Loans	312,112	319,082	—	303,538	15,544
Stock in FHLB	4,472	4,472	—	4,472	—
Mortgage servicing rights	561	561	—	—	561
Interest and dividends receivable	1,161	1,161	—	1,161	—

Liabilities
Deposits	373,030	373,717	227,873	145,844	—
Borrowings	50,810	46,873	—	41,280	5,593
Drafts payable	1,076	1,076	—	1,076	—
Interest and dividends payable	421	421	—	421	—

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at December 31, 2013:

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

Held to maturity securities: The carrying amount reported in the condensed consolidated balance sheets for December 31, 2012, the date the securities were reclassified from available for sale, represents the approximate fair value and became the new amortized cost basis as of that date. The carrying amount for March 31, 2014 represents the amortized cost balance as of that date.

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

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of March 31, 2014, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5.1 million that the Company had collateralized with residential mortgage loans.

(29)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information.

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

(30)

What We Do

The Bank is a community-oriented financial institution. Our principal business consists of attracting deposits from the general public and investing those funds, along with borrowed funds, primarily in mortgage loans on single-family residences, multi-family loans, construction loans, commercial real estate loans, and commercial and industrial loans, and, to a lesser extent, consumer loans, leases and loans to municipalities. We have from time to time purchased loans and loan participations in the secondary market. We also invest in various federal and government agency obligations and other investment securities permitted by applicable laws and regulations, including mortgage-backed, municipal and equity securities. We offer customers in our market area time deposits with terms ranging from three months to seven years, interest-bearing and noninterest-bearing checking accounts, savings accounts and money market accounts. Our primary source of borrowings is FHLB advances. Through our subsidiaries, we engage in insurance, investment and brokerage activities.

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

Executive Overview of the First Quarter of 2014

The Company recorded net income of $729,000, or $0.24 per diluted share, for the three-month period ended March 31, 2014, which was a $115,000, or 18.7%, improvement over the first quarter of 2013.

•	The Company declared a quarterly dividend of $0.02 per share, which represented a $0.01 per share increase.

•	At March 31, 2014, the Bank’s tier 1 leverage ratio was 9.38%, the tier 1 risk-based capital ratio was 14.13%, and the total risk-based capital ratio was 15.38%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income on a fully tax-equivalent basis for the first quarter of 2014 represented an increase of $185,000, or 5.2%, from the same quarter of 2013, and was due to a $21.2 million, or 5.5%, increase in average interest-earning assets, and the recognition of $173,000 of interest income as a result of the repurchase of a non-performing loan by the servicer.

•	Net interest margin of 3.72% on a fully tax-equivalent basis for the first quarter of 2014 was one basis point lower than the same period in 2013.

•	The Bank recorded a $150,000 provision for loan losses in the first quarter of 2014, which reflected a $105,000 reduction from the same quarter a year earlier.

•	Other income of $1.4 million for the first quarter of 2014 represented a decrease of $148,000, or 9.8%, from the year earlier quarter that resulted primarily from the following changes:

•	A $141,000, or 90%, decrease in gains on sales of loans and servicing rights compared to the same quarter a year earlier resulted from both a reduction in refinance volume and from a decision to retain most of the new residential mortgage loan production in the Bank’s portfolio.

•	There were no sales of investment securities during the first quarter of 2014, compared to $3.7 million of sales in the year earlier quarter that resulted in $92,000 in gains.

•	A $50,000, or 9.3%, increase in other fees and service charges on deposit accounts to $588,000 was due primarily to an 8.7% increase in the number of checking accounts since the end of the first quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships.

•	A $37,000 increase in other income related primarily to $36,000 in claim proceeds received in excess of the planned replacement cost for landscaping damage at a banking center.

(31)

•	$3.9 million in other expense for the first quarter of 2014 was $43,000, or 1.1%, lower than the same quarter in 2013.

•	A $58,000 decrease in FDIC deposit insurance premiums resulted from a reduction in the Bank’s assessment rate.

•	A $41,000 decrease in OREO expense to $39,000 related primarily to the Bank holding fewer properties than in the year earlier quarter, and to a real estate tax refund that resulted in a $20,000 expense reduction.

•	A $54,000 reduction in other expense resulted primarily from the reversal of $62,000 of loan expense as a result of the repurchase of a non-performing loan by the servicer.

•	A $63,000, or 2.9%, increase in salaries and employee benefits was due primarily to a $51,000 increase related to our frozen defined benefit retirement plan and $20,000 in share-based compensation from the granting of stock options.

•	A $27,000 increase in data processing expense was related primarily to our cost to support greater use of new technology by our customers.

•	The Company had income before income taxes of $1.0 million for the first quarter of 2014 and recorded income tax expense of $284,000, an effective rate of 28.0% that was lower than the statutory rate due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the first quarter of 2014, total assets increased by $11.6 million, or 2.5%, to $470.2 million from $458.6 million at December 31, 2013:

•	Investments in interest-bearing demand deposits increased $4.3 million from $35.8 million at December 31, 2013 to $40.1 million at March 31, 2014, of which $40.0 million was invested at the Federal Reserve Bank of Chicago.

•	The $44.7 million total for investment securities available-for-sale represented a $6.9 million increase from December 31, 2013, due primarily to purchases of $7.8 million of seasoned 15-year mortgage-backed securities exceeding principal payments for the portfolio during the quarter. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	Net loans receivable increased $77,000 during the quarter to $312.1 million at March 31, 2014. Commercial real estate loans increased by $1.9 million and construction loans were up $2.3 million, while residential real estate loans were down $3.5 million, due primarily to payoffs of multi-family loans and other principal repayments.

•	Total non-performing loans of $5.2 million, or 1.7% of total net loans, at March 31, 2014, represented a decrease of $1.9 million from March 31, 2013.

•	The allowance for loan losses of $4.1 million at March 31, 2014 was 1.29% of total loans and 78.4% of non-performing loans, compared to 1.21% and 55.0%, respectively, at March 31, 2013.

•	OREO of $5.3 million at March 31, 2014 represented a $91,000 increase from December 31, 2013 that was the result of the addition of one property during the quarter.

•	During the first quarter of 2014, total deposits decreased by $10.3 million, or 2.8%, to $373.0 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. All of the growth for the quarter occurred in non-maturity deposits, which typically are lower-cost than certificates of deposit.

(32)

•	There was no change in the total amount or weighted average cost of borrowed money at March 31, 2014 from December 31, 2013.

•	Total shareholders’ equity of $38.6 million at March 31, 2014 represented an increase of $904,000 over December 31, 2013, as $729,000 of net income, a $214,000 positive after-tax effect from the decrease in unrealized losses in the available-for-sale securities portfolio and $20,000 of share-based compensation related to the granting of stock options was partly offset by $59,000 in shareholder dividends declared during the quarter.

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

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. In 2012, the Bank closed its McCordsville Banking Center. The opening of the Fishers Banking Center in 2008, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a new convenient location. The Bank purchased two vacant banking centers in the Hamilton County Indianapolis metropolitan area in 2013, and is in the process of determining the appropriate time to open each office, as well as building on the Plainfield property, based on the Bank’s long-term expansion strategy. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

Earnings pressure is expected to continue as the uncertain economy maintains stress on efforts to grow the loan portfolio, and also due to the current interest rate environment that has proven to be difficult for the financial institution industry. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies have mitigated the negative effect of the low interest rate environment resulting in stabilized net interest income. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including job restructuring and eliminating certain discretionary expenditures.

With the Bank’s mantra of “Soundness. Profitability. Growth – in that order, no exceptions,” the priorities, culture and risk strategy of the Bank are focused on asset quality and credit risk management. Despite the current economic pressures, as well as the industry’s challenges related to compliance and regulatory requirements, tightened credit standards, and capital preservation, management remains cautiously optimistic that business conditions will continue to improve over the longer term and is steadfast in the belief that the Company is well positioned to grow and enhance shareholder value as this recovery occurs.

With a community banking history stretching over 124 years, the Bank has built its strong reputation with community outreach programs and being a workplace of choice. By combining its rich tradition with its ability to provide its customers with financial advice and solutions, the Bank will accomplish its mission by:

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

Allowance for Loan Losses. The allowance for loan losses provides coverage for probable losses in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for loan losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, including the level of non-performing, delinquent and classified loans, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to earnings and reduced by net charge-offs.

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

(34)

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At March 31, 2014 and December 31, 2013, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at March 31, 2014.

FINANCIAL CONDITION

The balance sheet totals of $470.2 million at March 31, 2014 represented an increase of $11.6 million, or 2.5%, from the December 31, 2013 totals of $458.6 million. The increase in the Company’s balance sheet totals for the three-month period resulted primarily from $10.3 million, or 2.0%, growth in the Bank’s deposit accounts.

Cash and cash equivalents increased $4.7 million to $45.6 million at March 31, 2014 from the December 31, 2013 total of $40.9 million. Included in the total at March 31, 2014 was $40.0 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The increase for the first quarter of 2014 resulted primarily from the growth in deposit accounts exceeding the total of the growth in the loan portfolio and investment securities available for sale portfolio.

(35)

At March 31, 2014, the Bank held $3.0 million in FDIC insured bank certificates of deposit, which had a weighted-average rate of 1.07% and a weighted-average remaining life of approximately 1.6 years. There were no maturities or new certificates added during the first quarter of 2014.

Investment securities available-for-sale increased by $6.9 million to $44.7 million at March 31, 2014 from $37.8 million at December 31, 2013. The increase resulted primarily from three purchases of mortgage-backed securities totaling $7.8 million and a $326,000 increase in the market value of the portfolio that resulted from a decrease in market interest rates, partly offset by $1.2 million in principal repayments on mortgage-backed pass-through securities All purchases consisted of Ginnie Mae and Fannie Mae mortgage-backed securities with final maturities of less than fifteen years, as the Company is maintaining a strong focus on limiting interest rate risk and credit risk in this portfolio. All mortgage-backed securities, which totaled $42.9 million at March 31, 2014, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise.

There was essentially no change in the $2.3 million investment securities held to maturity portfolio, which consists of local municipal securities, with only amortization of less than $1,000 during the three-month period ended March 31, 2014.

Net loans receivable increased by $77,000 to $312.1 million at March 31, 2014 from $312.0 million at December 31, 2013. Commercial real estate loans increased $1.9 million and construction loans were up $2.3 million. Residential real estate loans were down $3.5 million, due mostly to payoffs of multi-family loans and other principal repayments. Sales of new production residential mortgage loans into the secondary market totaled only $422,000, as most originations during the quarter were retained in the portfolio. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.6 million at March 31, 2014 represented a $126,000 decrease from $14.7 million at December 31, 2013. The net decrease resulted primarily from $240,000 of depreciation partly offset by capital expenditures totaling $114,000 during the quarter.

Goodwill was $656,000 at March 31, 2014, unchanged from December 31, 2013. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment as of March 31, 2014.

We have investments in life insurance on employees and directors which had a balance or cash surrender value of $27.9 million and $27.7 million at March 31, 2014 and December 31, 2013, respectively. The non-taxable increase in cash surrender value of this life insurance was $182,000 for the first three months of 2014, compared to $183,000 for the same period a year earlier.

OREO totaled $5.3 million at March 31, 2014, a $91,000 increase from $5.2 million at December 31, 2013. One property was added and there were no sales or write-downs during the three-month period ended March 31, 2014.

Other assets of $9.6 million at March 31, 2014 represented a $233,000 reduction from December 31, 2013. This decrease resulted primarily from a $394,000 reduction in deferred tax assets and a $133,000 reduction in total prepaid expense, partly offset by a $343,000 increase in accrued interest and dividends receivable.

Total liabilities increased $10.7 million, or 2.5%, from $420.9 million at December 31, 2013 to $431.6 million at March 31, 2014, primarily due to the increase in deposits.

Total deposits of $373.0 million at March 31, 2014 represented an increase of $10.3 million, or 2.8%, from $362.7 million at December 31, 2013. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the three months of 2014, checking, money market and savings balances increased $10.8 million, while certificate of deposit balances decreased $429,000, as customers continued to choose the more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

(36)

Total borrowed money of $50.8 million at March 31, 2014 was unchanged from December 31, 2013. Wholesale funding options and strategies are continuously analyzed to ensure that we retain sufficient sources of credit to fund all of the Bank’s needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.1 million at March 31, 2014 decreased $427,000 from $1.5 million at December 31, 2013 This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $38.6 million at March 31, 2014 represented a $904,000 increase over the total of $37.7 million at December 31, 2013. The increase resulted from net income of $729,000, a $214,000 decrease in unrealized losses net of income tax related to the Company’s available-for-sale investment securities portfolio and $20,000 in share-based compensation related to stock options, partly offset by $59,000 in dividends declared during the three-month period ended March 31, 2014. The Company and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

First Quarter of 2014 compared to the First Quarter of 2013

The Company recorded net income of $729,000, or $0.24 per diluted share, for the first quarter of 2014, compared to net income of $614,000, or $0.21 per diluted share, for the first quarter of 2013.

The earnings growth of $115,000, or 18.7%, for the first quarter of 2014 compared to the same quarter a year earlier was related primarily to revenue enhancement and cost reduction from improved credit quality, partly offset by a reduction in mortgage banking revenue and gains from investment securities sales.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.7 million for the first quarter of 2014 represented an increase of $185,000, or 5.2%, compared to the same period of 2013, and was due to a $21.2 million, or 5.5%, increase in average interest-earning assets to $406.8 million, and the recognition of $173,000 of interest income as a result of the repurchase of a non-performing loan by the servicer. Net interest margin on a fully tax-equivalent basis for the first quarter of 2014 of 3.72% was one basis point lower than the year earlier period.

Tax-exempt interest was $36,000 for the first quarter of 2014 compared to $40,000 for the same period of 2013, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $15,000 and $17,000 for the first quarter of 2014 and 2013, respectively.

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

(37)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended March 31,
	2014	2013
Balance at beginning of quarter	$3,993	$4,239
Provision for loan losses	150	255
Charge-offs	(57)	(625)
Recoveries	14	57

Net charge-offs	(43)	(568)

Balance at end of period	$4,100	$3,926

Allowance to total loans	1.29%	1.21%

Allowance to non-performing loans	78.41%	55.04%

We recorded a provision for loan losses of $150,000 for the first quarter of 2014, a $105,000 reduction from the year earlier quarter that was reflective of the declining pressure of economic conditions on credit quality, including a decrease in non-performing loans and charge-offs. Total charge-offs of $57,000 for the first quarter of 2014 included a loan with a specific reserve of $35,000 at December 31, 2013.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	March 31,
	2014	2013

Loans accounted for on a non-accrual basis	$5,161	$7,133

Accruing loans contractually past due 90 days or more	68	—

Total of non-accrual and 90 days or more past due loans (1)	$5,229	$7,133

Percentage of total net loans	1.68%	2.23%

Other non-performing assets (2)	$5,262	$6,120
Total non-performing assets	$10,491	$13,253

Percentage of total assets	2.23%	2.95%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,782	$2,877
Total troubled debt restructurings	$11,998	$11,739

(1)	Total non-accrual loans and accruing loans 90 days or more past due at March 31, 2014 included $2.8 million of troubled debt restructurings, which consisted of a $1.5 million residential construction loan, five residential non-construction loans totaling $1.0 million, and three commercial loans totaling $253,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.1 million at March 31, 2014 was $174,000 higher than a year earlier, and the allowance for loan losses to non-performing loans ratio increased from 55.04% at March 31, 2013 to 78.41% at March 31, 2014, due primarily to a lower total of non-performing loans. Non-performing loans of $5.2 million at March 31, 2014 represented a $1.9 million decrease from the total of $7.1 million at March 31, 2013, but represented a $162,000 increase from the end of the prior quarter. The increase was the result of a buyout at a 57.4% discount of a participant’s $1.2 million, or 50%, interest in a residential construction loan classified as a troubled debt restructuring.

(38)

It is management’s opinion that the allowance for loan losses at March 31, 2014 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At March 31, 2014, the Bank had $12.0 million in loans categorized as troubled debt restructurings, with nine loans totaling $2.8 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $12.0 million included $3.8 million related to a hotel in northern Indiana, twenty-three loans on single-family residential properties totaling $4.0 million, two loans totaling $2.5 million for developed commercial land, a $1.5 million construction loan on a residential condominium project, three commercial loans totaling $253,000, and a commercial real estate loan for $15,000.

Other Income

The Company recorded other income of $1.4 million for the first quarter of 2014, a decrease of $148,000, or 9.8%, from the same period a year earlier that resulted primarily from the following changes:

•	A $31,000, or 6.9%, decrease in brokerage and insurance commissions to $418,000 for the first quarter of 2014 from $449,000 for the year earlier quarter, that was due primarily to a lower contingency bonus received by the bank’s insurance subsidiary that resulted from a higher claims loss experience on insured properties;

•	No sales of investment securities, compared to $92,000 in gains from $3.7 million in sales of investment securities for the same quarter a year earlier; and

•	A $141,000, or 90%, decrease in gains on sales of loans and servicing rights to $16,000 from $157,000 for the first quarter of 2013 that resulted from both a reduction in refinance volume and from a decision to put most of the new production in the Bank’s portfolio; partly offset by

•	A $50,000, or 9.3%, increase in other fees and service charges on deposit accounts to $588,000 for the first quarter of 2014 from $538,000 for the year earlier quarter, that was due primarily to an 8.7% increase in the number of checking accounts since the end of the first quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $29,000 increase in other real estate owned income to $87,000, that resulted primarily from the collection of delinquent rent from a tenant of a commercial strip center; and

•	A $37,000 increase in other that related primarily to $36,000 in claim proceeds received in excess of the planned replacement cost for landscaping damage at a banking center.

Other Expense

Total other expense of $3.9 million for the first quarter of 2014 was $43,000, or 1.1%, lower than the first quarter of 2013, with the following major differences:

•	A $58,000 decrease in FDIC deposit insurance premiums that resulted from a reduction in the Bank’s assessment rate;

•	A $41,000 decrease in OREO expense to $39,000 that related to the Bank holding fewer properties than in the year earlier quarter, and to a real estate tax refund that resulted in a $20,000 expense reduction; and

•	A $54,000 reduction in other expense that resulted primarily from the reversal of $62,000 of loan expense as a result of the repurchase of a non-performing loan by the servicer; partly offset by

•	A $63,000, or 2.9%, increase in salaries and employee benefits to $2.3 million that was due primarily to a $51,000 increase in retirement benefits expense related to our frozen defined benefit plan, and $20,000 in share-based compensation related to the granting of stock options in the third quarter of 2013, compared to no share-based compensation in the first quarter of 2013; and

•	A $27,000 increase in data processing expense to $233,000 that related primarily to our cost to support greater use of new technology by our customers.

(39)

Income Tax Expense

The Company recorded income tax expense of $284,000 on pre-tax income of $1.0 million for the three-month period ended March 31, 2014, compared to income tax expense of $212,000 on pre-tax income of $826,000 for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

(40)

At March 31, 2014, we had $29.9 million in loan commitments outstanding and $52.1 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of March 31, 2014 totaled $74.3 million, or 19.9% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2015. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at March 31, 2014 or at December 31, 2013.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first three months of 2014, net loans receivable increased by $77,000, or 0.02%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $10.3 million, or 2.8%, and total FHLB advances were unchanged during the first three months of 2014.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At March 31, 2014 and December 31, 2013, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2014 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

March 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$46,981	15.38%	$24,440	8.00%	$30,549	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$43,156	14.13%	$12,220	4.00%	$18,330	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$43,156	9.38%	$13,803	3.00%	$23,005	5.00%

December 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,897	15.16%	$24,219	8.00%	$30,274	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,110	13.91%	$12,109	4.00%	$18,164	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,110	9.47%	$13,334	3.00%	$22,223	5.00%

(41)

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

March 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$47,609	15.40%	$24,732	8.00%	$30,915	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$43,784	14.16%	$12,366	4.00%	$18,549	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$43,784	9.51%	$13,812	3.00%	$23,020	5.00%

December 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$46,477	15.17%	$24,503	8.00%	$30,628	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,690	13.94%	$12,251	4.00%	$18,377	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,690	9.60%	$13,343	3.00%	$22,238	5.00%

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

(42)

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2014, and at March 31, 2014 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

(43)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	May 12, 2014	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer (Duly Authorized Representative)

DATE:	May 12, 2014	/s/ John J. Letter
John J. Letter
Executive Vice President-Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

(44)