Form 10-Q
period 2014-06-30
AMERIANA BANCORP
filed 2014-08-07
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At August 7, 2014, the registrant had 2,994,452 shares of its common stock outstanding.

AMERIANA BANCORP

(2)

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash on hand and in other institutions	$6,362	$5,049
Interest-bearing demand deposits	35,190	35,818

Cash and cash equivalents	41,552	40,867
Interest-bearing time deposits	2,974	2,974
Investment securities available for sale, at fair value	52,035	37,803
Investment securities held to maturity, at amortized cost	2,346	2,347
Loans, net of allowance for loan losses of $4,004 and $3,993	312,915	312,035
Premises and equipment, net	14,524	14,686
Stock in Federal Home Loan Bank, at cost	4,472	4,472
Goodwill	656	656
Cash value of life insurance	28,088	27,731
Other real estate owned	5,666	5,171
Other assets	9,212	9,862

Total assets	$474,440	$458,604

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$57,622	$52,747
Interest-bearing	319,613	309,954

Total deposits	377,235	362,701
Borrowings	50,810	50,810
Drafts payable	1,108	1,503
Other liabilities	5,711	5,877

Total liabilities	434,864	420,891

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,219,452 and 3,215,752 shares	3,220	3,216
Outstanding – 2,994,452 and 2,990,752 shares
Additional paid-in capital	1,259	1,176
Retained earnings	37,872	36,659
Accumulated other comprehensive income (loss)	223	(340)
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	39,576	37,713

Total liabilities and shareholders’ equity	$474,440	$458,604

See notes to consolidated condensed financial statements

(3)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$4,008	$4,014	$8,122	$8,035
Interest on mortgage-backed securities	257	142	479	310
Interest on investment securities	43	43	87	87
Other interest and dividend income	77	62	171	120

Total interest income	4,385	4,261	8,859	8,552

Interest Expense
Interest on deposits	414	415	834	847
Interest on borrowings	341	332	679	662

Total interest expense	755	747	1,513	1,509

Net Interest Income	3,630	3,514	7,346	7,043
Provision for loan losses	150	210	300	465

Net Interest Income After Provision for Loan Losses	3,480	3,304	7,046	6,578

Other Income
Other fees and service charges	698	643	1,286	1,181
Brokerage and insurance commissions	384	387	802	836
Net realized and recognized gains on available-for-sale investment securities (includes $92 for the six months ended June 30, 2013 related to accumulated other comprehensive income reclassifications)	—	—	—	92
Gains on sales of loans and servicing rights	25	163	41	320
Net gain (loss) from sales and write-downs of other real estate owned	7	(1)	7	(2)
Other real estate owned income	57	57	144	115
Increase in cash value of life insurance	175	185	357	368
Other	37	35	110	71

Total other income	1,383	1,469	2,747	2,981

Other Expense
Salaries and employee benefits	2,316	2,227	4,571	4,419
Net occupancy expense	339	360	759	762
Furniture and equipment expense	184	232	373	443
Legal and professional fees	166	164	328	325
FDIC deposit insurance premiums and assessments	91	148	180	295
Data processing expense	251	234	484	440
Printing and office supplies	61	79	126	142
Marketing expense	109	72	218	160
Other real estate owned expense	67	103	106	183
Other	453	455	809	865

Total other expense	4,037	4,074	7,954	8,034

Income Before Income Taxes	826	699	1,839	1,525
Income tax (includes $31 for the six months ended June 30, 2013 related to income tax expense from reclassification items)	223	168	507	380

Net Income	$603	$531	$1,332	$1,145

See notes to consolidated condensed financial statements

(4)

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Basic Earnings Per Share	$0.20	$0.18	$0.45	$0.38

Diluted Earnings Per Share	$0.20	$0.18	$0.45	$0.38

Dividends Declared Per Share	$0.02	$0.01	$0.04	$0.02

See notes to consolidated condensed financial statements

(5)

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$603	$531	$1,332	$1,145

Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $178 and tax benefit of $248 for the three months ended June 30, 2014 and June 30, 2013, respectively, and net of tax expense of $293 and tax benefit of $322 for the six months ended June 30, 2014 and June 30, 2013, respectively	349	(482)	563	(631)

Less: reclassification adjustment for realized gains included in net income, net of taxes of $31 for the six months ended June 30, 2013	—	—	—	61

Other comprehensive income (loss)	349	(482)	563	(692)

Comprehensive Income	$952	$49	$1,895	$453

See notes to consolidated condensed financial statements

(6)

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2014

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$3,216	$1,176	$36,659	$(340)	$(2,998)	$37,713
Net Income	—	—	1,332	—	—	1,332

Other comprehensive income	—	—	—	563	—	563
Share-based compensation	—	40	—	—	—	40
Exercise of stock options	4	42	—	—	—	46
Tax benefit realized from exercise of stock options	—	1	—	—	—	1
Dividends declared ($0.04 per share)	—	—	(119)	—	—	(119)

Balance at June 30, 2014	$3,220	$1,259	$37,872	$223	$(2,998)	$39,576

See notes to consolidated condensed financial statements.

(7)

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$1,332	$1,145
Items not requiring (providing) cash
Provision for losses on loans	300	465
Depreciation and amortization	595	770
Increase in cash value of life insurance	(357)	(368)
Gain from sale of available-for-sale securities	—	(92)
Net (gain) loss on sales of other real estate owned	(7)	2
Share-based compensation	40	—
Mortgage loans originated for sale	(948)	(9,199)
Proceeds from sales of mortgage loans originated for sale	974	9,520
Gains on sales of mortgage loans and servicing rights	(41)	(320)
Increase (decrease) in accrued interest and dividends payable	26	(1)
Other adjustments	89	1,883

Net cash provided by operating activities	2,003	3,805

Investing Activities
Purchase of available for sale securities	(16,242)	(5,688)
Proceeds/principal from the sale of securities	—	7,589
Net change in interest-bearing time deposits	—	1,986
Principal collected on mortgage-backed securities	2,778	4,580
Net change in loans	(1,749)	(1,084)
Proceeds from sales of other real estate owned	74	415
Net purchases and construction of premises and equipment	(316)	(876)

Net cash (used in) provided by investing activities	(15,455)	6,922

Financing Activities
Net change in demand and savings deposits	21,908	5,491
Net change in certificates of deposit	(7,374)	(7,177)
(Decrease) increase in drafts payable	(395)	343
Net change in advances by borrowers for taxes and insurance	40	(65)
Proceeds from exercise of stock options	47	—
Cash dividends paid	(89)	(59)

Net cash provided by (used in) financing activities	14,137	(1,467)

Change in Cash and Cash Equivalents	685	9,260
Cash and Cash Equivalents at Beginning of Year	40,867	20,853

Cash and Cash Equivalents at End of Quarter	$41,552	$30,113

Supplemental information:

Interest paid on deposits	$836	$845

Interest paid on borrowings	$682	$665

Income tax paid	$95	$7

Non-cash supplemental information:

Transfers from loans to other real estate owned	$569	$266

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE B — SHAREHOLDERS’ EQUITY

On June 30, 2014, the Board of Directors declared a quarterly cash dividend of $0.02 per share. This dividend, totaling approximately $60,000, was accrued for payment to shareholders of record on July 11, 2014 and was paid on August 1, 2014.

Cash received from options exercised under all share-based compensation arrangements for the second quarter of 2014 was $46,000, with a tax benefit realized of $1,000. No stock options were granted during the second quarter of 2014.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended June 30,
	2014			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$603	2,992,134	$0.20	$531	2,988,952	$0.18

Effect of dilutive stock options	—	5,341		—	73

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$603	2,997,475	$0.20	$531	2,989,025	$0.18

	(In thousands, except share data) Six Months Ended June 30,
	2014			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$1,332	2,991,447	$0.45	$1,145	2,988,952	$0.38

Effect of dilutive stock options	—	4,588		—	—

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,332	2,996,035	$0.45	$1,145	2,988,952	$0.38

(9)

Options to purchase 15,232 shares of common stock at exercise prices of $15.35 to $15.56 per share and 138,982 shares of common stock at exercise prices of $12.43 to $15.56 per share that were outstanding at June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2014 and December 31, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$47,704	$461	$128	$48,037
Ginnie Mae collateralized mortgage obligations	2,208	—	46	2,162
Mutual fund	1,805	31	—	1,836

	$51,717	$492	$174	$52,035

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2014
Municipal securities	$2,346	$7	$—	$2,353

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,205	$100	$499	$33,806
Ginnie Mae collateralized mortgage obligations	2,349	—	135	2,214
Mutual fund	1,787	—	4	1,783

	$38,341	$100	$638	$37,803

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2013
Municipal securities	$2,347	$—	$—	$2,347

(10)

The amortized cost and fair value of securities at June 30, 2014 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	47,704	48,037
Ginnie Mae collateralized mortgage obligations	2,208	2,162
Mutual fund	1,805	1,836

	$51,717	$52,035

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$25	$25
One to five years	245	246
Five to ten years	495	496
After ten years	1,581	1,586

Municipal securities	$2,346	$2,353

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

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2014 and December 31, 2013 was $18,690,000 and $32,002,000, respectively, which was approximately 34.4% and 79.6%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

(11)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013 (dollars in thousands):

At June 30, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$9,979	$74	$6,549	$54	$16,528	$128
Ginnie Mae collateralized mortgage obligations	—	—	2,162	46	2,162	46

	$9,979	$74	$8,711	$100	$18,690	$174

At December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,963	$498	$42	$1	$28,005	$499
Ginnie Mae collateralized mortgage obligations	2,214	135	—	—	2,214	135
Mutual fund	1,783	4	—	—	1,783	4

	$31,960	$637	$42	$1	$32,002	$638

Investment securities with a total market value of $8,889,000 and $8,914,000 were pledged at June 30, 2014 and December 31, 2013, respectively, to secure a repurchase agreement.

There were no sales of available for sale securities during the three-month period ended June 30, 2014, compared to a gross gain of $11,000 and a gross loss of $11,000 resulting from sales of available for sale securities that were realized in the three-month period ended June 30, 2013.

There were no sales of available for sale securities during the six-month period ended June 30, 2014, compared to a gross gain of $103,000 and a gross loss of $11,000 resulting from sales of available for sale securities that were realized in the six-month period ended June 30, 2013, with a tax expense of $31,000.

(12)

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At June 30,	At December 31,
	2014	2013
Real estate loans:
Commercial	$103,296	$104,766
Residential	168,035	168,529
Construction	16,016	11,382
Commercial loans and leases	27,884	29,254
Municipal loans	810	997
Consumer loans	1,947	2,032

Total loans	317,988	316,960

Less:
Undisbursed loan proceeds	402	248
Deferred loan fees, net	667	684
Allowance for loan losses	4,004	3,993

	5,073	4,925

Total loans - net	$312,915	$312,035

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

Construction Real Estate: Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the completed project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, timely completion and sale of the property, sale of the property at a price commensurate with the initial estimate, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Allowance for Loan and Lease Losses Methodology:

Bank policy is designed to ensure that an adequate allowance for loan and lease losses (“ALLL”) will be maintained. Primary responsibility for ensuring that the Bank has processes in place to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged the Chief Credit Officer (“CCO”) with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. The methodology will be reviewed and affirmed by the Loan Review Officer. Quarterly, the Board will review recommendations from the CCO to adjust the allowance as appropriate.

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

(14)

The following table presents the balance and activity in allowance for loan losses as of June 30, 2014 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,273	$1,747	$332	$629	$—	$119	$4,100
Provision (credit) for losses	73	13	65	(19)	—	18	150
Charge-offs (1)	(101)	(80)	(6)	(58)	—	(18)	(263)
Recoveries	3	3	1	6	—	4	17

Balance at end of quarter	$1,248	$1,683	$392	$558	$—	$123	$4,004

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of June 30, 2014 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Six Months Ended June 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision (credit) for losses	181	14	80	(17)	—	42	300
Charge-offs (1)	(101)	(80)	(46)	(59)	—	(34)	(320)
Recoveries	3	6	2	11	—	9	31

Balance at end of period	$1,248	$1,683	$392	$558	$—	$123	$4,004

Ending allowance balance:
Individually evaluated for impairment	$—	$381	$245	$109	$—	$8	$743
Collectively evaluated for impairment	1,248	1,302	147	449	—	115	3,261

Total	$1,248	$1,683	$392	$558	$—	$123	$4,004

Ending loan balance:
Individually evaluated for impairment	$4,339	$5,244	$4,371	$218	$—	$95	$14,267
Collectively evaluated for impairment	98,957	162,791	11,645	27,666	810	1,852	303,721

Total	$103,296	$168,035	$16,016	$27,884	$810	$1,947	$317,988

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

An unsecured loan generally should be charged off no later than when it is 120 days past due as to principal or interest. For loans in the legal process of foreclosure against collateral of real and/or liquid value, the 120-day rule does not apply. Such charge-offs can be deferred until the foreclosure process progresses to the point where the Bank can adequately determine whether or not any ultimate loss will result. In similar instances where other legal actions will cause extraordinary delays, such as the settlement of an estate, if the loan is well collateralized, the 120-day period may be extended. On loans where the Bank is unsecured or not fully collateralized, the loan should be charged off or written down to the documented collateral value rather than merely being placed on non-accrual status.

All charge-offs and forgiveness of debt equal to or greater than $100,000 must be approved by the Loan Committee upon recommendation by the CCO. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Credit Officer, Chief Banking Officer and Loan Review Officer. Charge-offs less than $100,000 and greater than $10,000 and decisions to defer the charge-off of a loan must be approved by the CCO.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Quality Indicators

At June 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$99,736	$160,782	$12,032	$27,477	$810	$1,852	$302,689
Watch (Grade 6)	2,748	—	—	189	—	—	2,937
Special Mention (Grade 7)	—	3,416	835	—	—	—	4,251
Substandard (Grade 8)	—	1,831	1,634	—	—	—	3,465
Doubtful (Grade 9)	812	2,006	1,515	218	—	95	4,646
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$103,296	$168,035	$16,016	$27,884	$810	$1,947	$317,988

(18)

Loan Portfolio Quality Indicators

At December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,086	$160,390	$8,541	$28,453	$997	$1,963	$300,430
Watch (Grade 6)	1,137	—	—	56	—	—	1,193
Special Mention (Grade 7)	2,250	3,488	—	13	—	—	5,751
Substandard (Grade 8)	942	1,884	1,634	—	—	—	4,460
Doubtful (Grade 9)	351	2,767	1,207	732	—	69	5,126
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Aging Analysis

At June 30, 2014

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:

Commercial	$4,330	$—	$17	$4,347	$98,949	$103,296	$17
Residential	1,312	300	1,678	3,290	164,745	168,035	2
Construction	835	—	1,515	2,350	13,666	16,016	—
Commercial loans and leases	102	—	117	219	27,665	27,884	—
Municipal loans	—	—	—	—	810	810	—
Consumer loans	13	4	2	19	1,928	1,947	2

Total	$6,592	$304	$3,329	$10,225	$307,763	$317,988	$21

(A)	Includes $338,000 in loans classified as nonaccrual that are less than 30 days past due, of which $236,000 are residential real estate loans and one is a commercial loan for $102,000.

Loan Portfolio Aging Analysis

At December 31, 2013

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:

Commercial	$—	$—	$351	$351	$104,415	$104,766	$—
Residential	1,598	612	2,257	4,467	164,062	168,529	9
Construction	1,018	—	188	1,206	10,176	11,382	—
Commercial loans and leases	169	—	564	733	28,521	29,254	—
Municipal loans	—	—	—	—	997	997	—
Consumer loans	36	—	—	36	1,996	2,032	—

Total	$2,821	$612	$3,360	$6,793	$310,167	$316,960	$9

(A)	Includes $507,000 in loans classified as nonaccrual that are less than 30 days past due, of which $338,000 are residential real estate loans and $169,000 are commercial loans.

(19)

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

The following table presents impaired loans as of June 30, 2014 (dollars in thousands):

Impaired Loans

At June 30, 2014

				Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$4,339	$4,817	N/A	$4,471	$59	$4,435	$110
Residential	2,655	2,920	N/A	3,273	17	3,014	35
Construction	1,222	2,057	N/A	1,389	18	1,329	36
Commercial loans and leases	70	98	N/A	564	—	399	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	$8,286	$9,892	N/A	$9,697	$94	$9,177	$181

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—	$—
Residential	2,589	2,662	381	2,609	21	2,602	42
Construction	3,149	3,149	245	2,901	25	3,025	51
Commercial loans and leases	148	192	109	163	—	161	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	95	95	8	66	—	78	—

Total	$5,981	$6,098	$743	$5,739	$46	$5,866	$93

All Impaired Loans	$14,267	$15,990	$743	$15,436	$140	$15,043	$274

(20)

(1)	Includes all loans that were classified as impaired at any time during the three-month and six-month periods (not just impaired loans at June 30, 2014), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and six months ended June 30, 2014.

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

(21)

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

The following table presents impaired loans as of December 31, 2013 (dollars in thousands):

Impaired Loans

At December 31, 2013

				Year Ended December 31, 2013
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

(22)

Non-Accrual Loans: Any loan which becomes 90 days delinquent, the full collection of principal and interest is in doubt, or a portion of principal has been charged off, should be placed on non-accrual status. The loan does not have to be placed on non-accrual if the charge-off is part of a Chapter 13 reaffirmation. At the time a loan is placed on non-accrual, all accrued but unpaid interest will be reversed from interest income. Placing the loan on non-accrual does not relieve the borrower of the obligation to repay interest.

For all loan classes, when a loan is on non-accrual status all payments are applied to loan principal.

A loan placed on non-accrual may be restored to accrual status when all delinquent principal and interest has been brought current, and the Bank expects full payment of the remaining contractual principal and interest including any previous charge-offs. Should the loan be reinstated to accrual status, all payments of interest received while in non-accrual status will be taken into income over the remaining life of the loan using the level yield accounting method. Restoring a non-accrual loan to accrual status requires the approval of the CCO. All loans placed on non-accrual status require the approval of the CCO and must be documented on the loan system and in the file.

The following table presents the Company’s non-accrual loans at June 30, 2014 and December 31, 2013 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At June 30,	At December 31,
	2014	2013
Real estate loans:
Commercial	$812	$351
Residential	2,006	2,767
Construction	1,515	1,207
Commercial loans and leases	218	733
Municipal loans	—	—
Consumer loans	—	—

Total	$4,551	$5,058

Total non-accrual loans at June 30, 2014 and December 31, 2013 included $2,466,000 and $1,781,000 of TDRs, respectively.

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

(23)

There were no loans classified as a TDR during either the three-month period or the six-month period ended June 30, 2014.

There were no loans classified as a TDR during the three-month period ended June 30, 2013, and one loan was classified as a TDR during the six-month period ended June 30, 2013, and it is shown in the table below identified by class (dollars in thousands). The modification was an interest rate concession.

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

There were no TDRs that had payment defaults during the three-month and six-month periods ended June 30, 2014 and June 30, 2013, respectively. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for prepares and stakeholders. This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of and individually significant component of an entity that does not qualify for discontinued operations presentation.” The amendments in this Update are effective for fiscal years beginning after December 15, 2014. Early adoption is permitted only for disposals or classifications as held for sale. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

(24)

In May 2014, the FASB, in joint cooperation with IASB, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing.” This update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements. The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.” The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is prohibited. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation.” This update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.” Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at June 30, 2014 and December 31, 2013 was $2,057,000 and $2,012,000, respectively. The expense for the plan was $55,000 for the three-month periods ended June 30, 2014 and June 30, 2013. The expense for the plan was $109,000 for the six-month periods ended June 30, 2014 and June 30, 2013.

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

The Company held no Level 3 securities in its available-for-sale portfolio on either June 30, 2014 or December 31, 2013.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2014:
Ginnie Mae and GSE mortgage-backed pass-through securities	$48,037	$—	$48,037	$—
Ginnie Mae collateralized mortgage obligations	2,162	—	2,162	—
Mutual fund	1,836	1,836	—	—

	$52,035	$1,836	$50,199	$—

At December 31, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,806	$—	$33,806	$—
Ginnie Mae collateralized mortgage obligations	2,214	—	2,214	—
Mutual fund	1,783	1,783	—	—

	$37,803	$1,783	$36,020	$—

Transfers between Levels

Transfers between levels did not occur during the three months and six months ended June 30, 2014.

Level 3 Reconciliation

There is no reconciliation for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, respectively, as there were no fair value measurements using significant unobservable (Level 3) inputs for the available-for-sale portfolio during those periods.

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

(26)

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2014:
Impaired loans	$672	$—	$—	$672
Other real estate owned	—	—	—	—

At December 31, 2013:
Impaired loans	$6,353	$—	$—	$6,353
Other real estate owned	2,401	—	—	2,401

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$672	Third party valuations	Discount to reflect realizable value	0.5% - 42.7%

(27)

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at June 30, 2014:

Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$41,552	$41,552	$41,552	$—	$—
Interest-bearing time deposits	2,974	2,995	2,995	—	—
Investment securities held to maturity	2,346	2,353	—	—	2,353
Loans	312,915	320,724	—	306,457	14,267
Stock in FHLB	4,472	4,472	—	4,472	—
Mortgage servicing rights	542	542	—	—	542
Interest and dividends receivable	1,314	1,314	—	1,314	—

Liabilities
Deposits	377,235	377,966	239,023	138,943	—
Borrowings	50,810	47,193	—	41,342	5,851
Drafts payable	1,108	1,108	—	1,108	—
Interest and dividends payable	104	104	—	104	—

(28)

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

Held to maturity securities: The carrying amount for June 30, 2014 and December 31, 2013 represents the amortized cost balance as of that date.

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

(29)

NOTE I — COLLATERAL FOR LETTERS OF CREDIT

As of June 30, 2014, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5,060,000 that the Company had collateralized with residential mortgage loans.

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

Executive Overview of the Second Quarter of 2014

The Company recorded net income of $603,000, or $0.20 per diluted share, for the three-month period ended June 30, 2014, which was a $72,000, or 13.6%, improvement over the second quarter of 2013.

•	The Company declared a quarterly dividend of $0.02 per share, which represented a $0.01 per share increase over the same quarter a year earlier.

•	At June 30, 2014, the Bank’s tier 1 leverage ratio was 9.44%, the tier 1 risk-based capital ratio was 14.46%, and the total risk-based capital ratio was 15.72%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income on a fully tax-equivalent basis for the second quarter of 2014 represented an increase of $116,000, or 3.3%, from the same quarter of 2013, primarily due to a $21.1 million, or 5.4%, increase in average interest-earning assets and a $50,000 increase in loan prepayment penalties.

•	Net interest margin of 3.56% on a fully tax-equivalent basis for the second quarter of 2014 was seven basis points lower than the same period in 2013.

•	The Bank recorded a $150,000 provision for loan losses in the second quarter of 2014, which reflected a $60,000 reduction from the same quarter a year earlier, primarily as a result of improved credit quality.

•	Other income of $1.4 million for the second quarter of 2014 represented a decrease of $86,000, or 5.9%, from the year earlier quarter that resulted primarily from the following changes:

•	A $138,000, or 84.7%, decrease in gains on sales of loans and servicing rights compared to the same quarter a year earlier that resulted from both a reduction in refinance volume and from a decision to retain most of the new residential mortgage loan production in the Bank’s portfolio; partly offset by

•	A $55,000, or 8.6%, increase in other fees and service charges on deposit accounts to $698,000, primarily due to an 8.0% increase in the number of checking accounts since the end of the second quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships.

(31)

•	$4.0 million in other expense for the second quarter of 2014 was $37,000, or 0.9%, lower than the same quarter in 2013 and resulted primarily from the following changes:

•	A $57,000 decrease in FDIC deposit insurance premiums that resulted from a reduction in the Bank’s assessment rate;

•	A $48,000 reduction in furniture and equipment expense that related mostly to reduced ATM maintenance expense and lower depreciation; and

•	A $36,000 decrease in OREO expense that was primarily the result of real estate tax refunds from successful appeals of assessments, partly offset by

•	An $89,000, or 4.0%, increase in salaries and employee benefits that was due primarily to a $51,000 increase related to our frozen defined benefit retirement plan, $20,000 in share-based compensation from the granting of stock options and $13,000 initial funding costs for health savings accounts associated with the offering of a high-deductible employee health insurance plan; and

•	A $37,000 increase in marketing expense that related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area.

•	The Company had income before income taxes of $826,000 for the second quarter of 2014 and recorded income tax expense of $223,000, an effective rate of 27.0% that was lower than the statutory rate due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the second quarter of 2014, total assets increased by $4.2 million, or 0.9%, to $474.4 million from $470.2 million at March 31, 2014:

•	Investments in interest-bearing demand deposits decreased $4.9 million from $40.1 million at March 31, 2014 to $35.2 million at June 30, 2014, of which $34.9 million was invested at the Federal Reserve Bank of Chicago.

•	The $52.0 million total for investment securities available-for-sale represented a $7.4 million increase from March 31, 2014, due primarily to purchases of $8.4 million of 15-year mortgage-backed securities exceeding principal payments for the portfolio during the quarter. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	Net loans receivable increased $803,000 during the quarter to $312.9 million at June 30, 2014. Construction loans increased $2.3 million to $16.0 million and residential real estate loans experienced growth of $3.0 million, that resulted primarily from a decision to temporarily modify the mortgage banking strategy and put most new production into the portfolio. Balances for all other loan categories declined during the second quarter.

•	Total non-performing loans of $4.6 million, or 1.5% of total net loans, at June 30, 2014, represented a decrease of $2.0 million from June 30, 2013.

•	The allowance for loan losses of $4.0 million at June 30, 2014 was 1.26% of total loans and 87.6% of non-performing loans, compared to 1.24% and 60.1%, respectively, at June 30, 2013.

•	OREO of $5.7 million at June 30, 2014 represented a $404,000 increase from March 31, 2014 that was the net result of the addition of five properties and sale of two properties during the quarter.

•	During the second quarter of 2014, total deposits increased by $4.2 million, or 1.1%, to $377.2 million, as the Bank maintained its strong focus on nurturing existing and attracting new core deposit relationships, while allowing the more rate-sensitive accounts to run off. All of the growth for the quarter occurred in non-maturity deposits, which typically are lower-cost than certificates of deposit.

•	There was no change in the total amount or weighted average cost of borrowed money at June 30, 2014 from March 31, 2014.

•	Total shareholders’ equity of $39.6 million at June 30, 2014 represented an increase of $959,000 over March 31, 2014, as $603,000 of net income, a $349,000 improvement to a $223,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, $47,000 from an exercise of stock options and $20,000 of share-based compensation related to the granting of stock options was partly offset by $60,000 in shareholder dividends declared during the quarter.

(32)

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

Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. In 2012, the Bank closed its McCordsville Banking Center. The opening of the Fishers Banking Center in 2008, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a new convenient location. The Bank purchased two vacant banking centers in the Hamilton County Indianapolis metropolitan area in 2013, and has scheduled an opening of the Noblesville Banking Center for September 2014 and expects to open the Fishers Crossing Banking Center in the fourth quarter of 2014. The Bank is in the process of determining the appropriate time to construct a banking center building on its Plainfield property, based on its long-term expansion strategy. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

Earnings pressure is expected to continue as the uncertain economy maintains stress on efforts to grow the loan portfolio, and also due to the current interest rate environment that has proven to be difficult for the financial institution industry. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies, along with an increase in mortgage-backed securities, have mitigated the negative effect of the low interest rate environment resulting in net interest income growth. Reducing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including job restructuring and eliminating certain discretionary expenditures.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At June 30, 2014 and December 31, 2013, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at June 30, 2014.

FINANCIAL CONDITION

Total assets of $474.4 million at June 30, 2014 represented an increase of $15.8 million, or 3.4%, from $458.6 million at December 31, 2013. The increase in total assets for the six-month period resulted primarily from a $14.2 million increase in investment securities that was funded by $14.5 million, or 4.0%, growth in the Bank’s deposit accounts.

Cash and cash equivalents increased $685,000 to $41.6 million at June 30, 2014 from $40.9 million at December 31, 2013. Included in the total at June 30, 2014 was $34.9 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The increase for the first half of 2014 resulted primarily from the growth in deposit accounts and shareholders’ equity exceeding the growth in the loan portfolio and the investment securities available for sale portfolio.

(35)

At June 30, 2014, the Bank held $3.0 million in FDIC insured bank certificates of deposit, which had a weighted-average rate of 1.07% and a weighted-average remaining life of approximately 1.3 years. There were no maturities or new certificates added during the first half of 2014.

Investment securities available-for-sale increased by $14.2 million to $52.0 million at June 30, 2014 from $37.8 million at December 31, 2013. The increase resulted primarily from seven purchases of mortgage-backed securities totaling $16.2 million and an $856,000 increase in the market value of the portfolio that resulted from a decrease in market interest rates, partly offset by $2.8 million in principal repayments on mortgage-backed pass-through securities. All purchases consisted of Ginnie Mae and Fannie Mae mortgage-backed securities with final maturities of less than fifteen years, as the Company is focused on limiting interest rate risk and credit risk in its portfolio. All mortgage-backed securities, which totaled $50.2 million at June 30, 2014, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise.

There was essentially no change in the $2.3 million investment securities held to maturity portfolio, which consists of local municipal securities, with only amortization of about $1,000 during the six-month period ended June 30, 2014.

Net loans receivable increased by $880,000 to $312.9 million at June 30, 2014 from $312.0 million at December 31, 2013. Construction loans increased $4.6 million to $16.0 million, while all other loan categories declined during the six-month period. Sales of new production residential mortgage loans into the secondary market totaled only $974,000, as most originations during the first six months of 2014 were retained in the portfolio. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $14.5 million at June 30, 2014 represented a $162,000 decrease from $14.7 million at December 31, 2013. The net decrease resulted from $478,000 of depreciation, partly offset by capital expenditures totaling $316,000 during the period.

Goodwill was $656,000 at June 30, 2014, unchanged from December 31, 2013. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment of the goodwill as of June 30, 2014.

We have investments in life insurance on employees and directors, which had a balance or cash surrender value of $28.1 million and $27.7 million at June 30, 2014 and December 31, 2013, respectively. The non-taxable increase in cash surrender value of this life insurance was $357,000 for the first six months of 2014, compared to $368,000 for the same period a year earlier.

OREO totaled $5.7 million at June 30, 2014, a $495,000 increase from $5.2 million at December 31, 2013. There were six transfers to OREO with book values totaling $569,000, two sales of properties with book values totaling $67,000 and no write-downs during the six-month period ended June 30, 2014.

Other assets of $9.2 million at June 30, 2014 represented a $650,000 reduction from December 31, 2013. This decrease resulted primarily from a $701,000 reduction in deferred tax assets related primarily to taxable income for the six-month period and a $266,000 reduction in total prepaid expense, partly offset by a $497,000 increase in accrued interest and dividends receivable.

Total liabilities increased $14.0 million, or 3.3%, from $420.9 million at December 31, 2013 to $434.9 million at June 30, 2014, primarily due to the increase in deposits.

Total deposits of $377.2 million at June 30, 2014 represented an increase of $14.5 million, or 4.0%, from $362.7 million at December 31, 2013. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the first six months of 2014, money market, savings and checking balances, exclusive of public funds checking, increased $10.0 million, as customers continued to choose the more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. Public funds checking balances increased $11.9 million, due primarily to a $10.5 million deposit near the end of the second quarter that represented construction funds that are projected to be withdrawn over an eighteen-month period beginning in July 2014. Total certificates of deposit balances

(36)

declined $7.4 million, due mostly to the Bank’s decision not to accept the renewal of a $7.5 million State of Indiana six-month certificate. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $50.8 million at June 30, 2014 was unchanged from December 31, 2013. Wholesale funding options and strategies are continuously analyzed to ensure that the Bank retains sufficient sources of credit to fund all of the its needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.1 million at June 30, 2014 decreased $395,000 from $1.5 million at December 31, 2013. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $39.6 million at June 30, 2014 represented a $1.9 million increase over the total of $37.7 million at December 31, 2013. The increase resulted from net income of $1.3 million, a $563,000 improvement to a $223,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, $47,000 from an exercise of stock options and $40,000 in share-based compensation related to stock options, partly offset by $119,000 in dividends declared during the six-month period ended June 30, 2014. The Company’s and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Second Quarter of 2014 compared to the Second Quarter of 2013

The Company recorded net income of $603,000, or $0.20 per diluted share, for the second quarter of 2014, compared to net income of $531,000, or $0.18 per diluted share, for the second quarter of 2013.

The earnings growth of $72,000, or 13.6%, for the second quarter of 2014 compared to the same quarter a year earlier was related primarily to an increase in interest on mortgage-backed securities and a reduced provision for loan losses related to improved credit quality, partly offset by a reduction in mortgage banking revenue.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.6 million for the second quarter of 2014 represented an increase of $116,000, or 3.3%, compared to the same period of 2013, primarily due to a $21.1 million, or 5.4%, increase in average interest-earning assets to $410.6 million and a $50,000 increase in loan prepayment penalties. Net interest margin on a fully tax-equivalent basis for the second quarter of 2014 of 3.56% was seven basis points lower than the year earlier period.

Tax-exempt interest was $36,000 for the second quarter of 2014 compared to $32,000 for the same period of 2013, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $15,000 and $14,000 for the second quarter of 2014 and 2013, respectively.

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

(37)

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended June 30,
	2014	2013
Balance at beginning of quarter	$4,100	$3,926
Provision for loan losses	150	210
Charge-offs	(263)	(209)
Recoveries	17	27

Net charge-offs	(246)	(182)

Balance at end of period	$4,004	$3,954

Allowance to total loans	1.26%	1.24%

Allowance to non-performing loans	87.58%	60.10%

We recorded a provision for loan losses of $150,000 for the second quarter of 2014, a $60,000 reduction from the year earlier quarter that was reflective of the declining pressure of economic conditions on credit quality, including a decrease in non-performing loans. Total charge-offs of $263,000 for the second quarter of 2014 included loans with specific reserves totaling $209,000 at March 31, 2014.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	June 30,
	2014	2013

Loans accounted for on a non-accrual basis	$4,551	$6,579

Accruing loans contractually past due 90 days or more	21	—

Total of non-accrual and 90 days or more past due loans (1)	$4,572	$6,579

Percentage of total net loans	1.46%	2.07%

Other non-performing assets (2)	$5,666	$6,130
Total non-performing assets	$10,238	$12,709

Percentage of total assets	2.16%	2.85%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,466	$2,786
Total troubled debt restructurings	$11,918	$11,374

(1)	Total non-accrual loans and accruing loans 90 days or more past due at June 30, 2014 included $2.5 million of TDRs, which consisted of a $1.5 million residential construction loan, three residential non-construction loans totaling $733,000, and three commercial loans totaling $218,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.0 million at June 30, 2014 was $50,000 higher than a year earlier, and the allowance for loan losses to non-performing loans ratio increased from 60.10% at June 30, 2013 to 87.58% at June 30, 2014, due primarily to a lower total of non-performing loans. Non-performing loans of $4.6 million at June 30, 2014 represented a $2.0 million decrease from the total of $6.6 million at June 30, 2013, and a $657,000 decrease from the end of the prior quarter. It is management’s opinion that the allowance for loan losses at June 30, 2014 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

(38)

At June 30, 2014, the Bank had $11.9 million in loans categorized as TDRs, with seven loans totaling $2.5 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $11.9 million included $3.8 million related to a hotel in northern Indiana, a $1.5 million construction loan on a residential condominium project, twenty-three loans on other residential properties totaling $3.9 million, two loans totaling $2.5 million for developed commercial land, three commercial loans totaling $218,000, and a commercial real estate loan for $8,000.

Other Income

The Company recorded other income of $1.4 million for the second quarter of 2014, a decrease of $86,000, or 5.9%, from the same period a year earlier that resulted primarily from the following changes:

•	A $138,000, or 84.7%, decrease in gains on sales of loans and servicing rights to $25,000 from $163,000 for the second quarter of 2013 that resulted from both a reduction in refinance volume and from a decision to put most of the new production in the Bank’s portfolio; partly offset by

•	A $55,000, or 8.6%, increase in other fees and service charges on deposit accounts to $698,000 for the second quarter of 2014 from $643,000 for the year earlier quarter, that was due primarily to an 8.0% increase in the number of checking accounts since the end of the second quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships.

Other Expense

Total other expense of $4.0 million for the second quarter of 2014 was $37,000, or 0.9%, lower than the second quarter of 2013, with the following major differences:

•	A $57,000 decrease in FDIC deposit insurance premiums that resulted from a reduction in the Bank’s assessment rate;

•	A $48,000 decrease in furniture and equipment expense that related mostly to reduced ATM maintenance expense and lower depreciation; and

•	A $36,000 decrease in OREO expense that was primarily the result of real estate tax refunds from successful appeals of assessments, partly offset by

•	An $89,000, or 4.0%, increase in salaries and employee benefits to $2.3 million that was due primarily to a $51,000 increase in retirement benefits expense related to our frozen defined benefit plan, a $24,000 increase in employee health insurance expense related primarily to the offering of a high-deductible plan with the initial funding of health savings accounts, and $20,000 in share-based compensation related to the granting of stock options in the third quarter of 2013, compared to no share-based compensation in the second quarter of 2013; and

•	A $37,000 increase in marketing expense that related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area.

Income Tax Expense

The Company recorded income tax expense of $223,000 on pre-tax income of $826,000 for the three-month period ended June 30, 2014, compared to income tax expense of $168,000 on pre-tax income of $699,000 for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

(39)

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

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

The Company recorded net income of $1.3 million, or $0.45 per diluted share, for the first six months of 2014, an increase of $187,000, or 16.3%, from net income of $1.1 million, or $0.38 per diluted share, for the first six months of 2013.

The earnings improvement for the period was related primarily to revenue enhancement and expense reduction from improved credit quality, including a decrease in the provision for loan losses, an increase in interest on mortgage-backed securities, an increase in loan prepayment penalties and an increase in fees and service charges on deposit accounts, partly offset by a reduction in mortgage banking revenue and gains from investment securities sales.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $7.4 million for the first half of 2014 represented an increase of $302,000, or 4.3%, compared to the same period of 2013, and was primarily due to a $21.1 million, or 5.5%, increase in average interest-earning assets to $408.7 million, an $89,000 increase in loan prepayment penalties and the recognition of $173,000 of interest income as a result of the repurchase of a non-performing loan by the servicer. The Company’s net interest margin on a fully tax-equivalent basis for the first half of 2014 of 3.64% was four basis points lower than the year earlier period.

Tax-exempt interest was $72,000 for the first six months of 2014 compared to $73,000 for the same period of 2013. Our tax exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $30,000 and $31,000 for the first six months of 2014 and 2013, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Six Months Ended June 30,
	2014	2013
Balance at beginning of year	$3,993	$4,239
Provision for loan losses	300	465
Charge-offs	(320)	(834)
Recoveries	31	84

Net charge-offs	(289)	(750)

Balance at end of period	$4,004	$3,954

We recorded a provision for loan losses of $300,000 for the first six months of 2014, compared with $465,000 for the same period in 2013. The 2014 provision represents a $165,000, or 35.5%, decrease from the six-month period

(40)

a year earlier. The lower provision is also reflective of the effect of slowly improving economic conditions on credit quality, including a reduced amount of non-performing loans and charge-offs. Charge offs of $320,000 for the six- month period ended June 30, 2014 included $101,000 for two commercial real estate loans, $80,000 for four residential real estate loans, $59,000 for two commercial loans, and $46,000 for two construction loans. Charge-offs of $834,000 for the six-month period a year earlier included a charge-off of $479,000 related to a hotel in northern Indiana, which was fully-reserved at December 31, 2012. The allowance to total loans was 1.26% at June 30, 2014, compared with 1.24% at June 30, 2013.

Other Income

The Company recorded other income of $2.7 million for the first half of 2014, a decrease of $234,000, or 7.8%, from the same period a year earlier that resulted primarily from the following changes:

•	A $34,000, or 4.1%, decrease in brokerage and insurance commissions to $802,000 for the first six months of 2014 from $836,000 for the same period a year earlier, that was due primarily to a lower contingency bonus received by the Bank’s insurance subsidiary that resulted from a higher claims loss experience on insured properties;

•	No sales of investment securities, compared to $92,000 in gains from $3.7 million in sales of investment securities for the same period a year earlier; and

•	A $279,000, or 87.2%, decrease in gains on sales of loans and servicing rights to $41,000 from $320,000 for the first six months of 2013 that resulted from both a reduction in refinance volume and from a decision to put most of the new production in the Bank’s portfolio; partly offset by

•	A $105,000, or 8.9%, increase in other fees and service charges on deposit accounts to $1.3 million for the first half of 2014 from $1.2 million for the year earlier period, that was due primarily to a 6.9% increase in the number of checking accounts since the end of the second quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $29,000 increase in other real estate owned income to $144,000, that resulted primarily from the January 2014 collection of $26,000 in delinquent rent from a tenant of a commercial strip center; and

•	A $39,000 increase in other that related primarily to $36,000 in claim proceeds received in excess of the planned replacement cost for landscaping damage at a banking center.

Other Expense

The net decrease of $80,000, or 1.0%, in other expense to $8.0 million for the first six months of 2014 compared with the same period of 2013 resulted primarily from the net of the following differences:

•	A $115,000 decrease in FDIC deposit insurance premiums that resulted from a reduction in the Bank’s assessment rate;

•	A $70,000 decrease in furniture and equipment expense that related mostly to reduced ATM maintenance expense and lower depreciation;

•	A $77,000 decrease in OREO expense to $106,000 that related primarily to real estate tax refunds from successful appeals of assessments that resulted in a $44,000 expense reduction; and

•	A $56,000 reduction in other expense that resulted primarily from the reversal of $62,000 of loan expense as a result of the repurchase of a non-performing loan by the servicer; partly offset by

•	A $152,000, or 3.4%, increase in salaries and employee benefits to $4.6 million that was due primarily to a $102,000 increase in retirement benefits expense related to our frozen defined benefit plan, a $24,000 increase in employee health insurance expense related primarily to the offering of a high deductible plan with the initial funding of health savings accounts, and $40,000 in share-based compensation related to the granting of stock options in the third quarter of 2013, compared to no share-based compensation in the first six months of 2013;

•	A $58,000 increase in marketing expense that related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area; and

•	A $44,000 increase in data processing expense to $484,000 that related primarily to our cost to support greater use of new technology by our customers.

(41)

Income Tax Expense

The Company had income before income taxes of $1.8 million for the first six months of 2014, and recorded income tax expense of $507,000, an effective tax rate of 27.6% that resulted from a large amount of tax-exempt income. The Company had income before income taxes of $1.5 million for the same period of 2013, and recorded income tax expense of $380,000, an effective rate of 24.9% that was also a result of a large amount of tax-exempt income. For both six-month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

At June 30, 2014, we had $34.1 million in loan commitments outstanding and $53.0 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of June 30, 2014 totaled $67.5 million, or 17.9% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2015. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at June 30, 2014 or at December 31, 2013.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first six months of 2014, net loans receivable increased by $880,000, or 0.3%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $14.5 million, or 4.0%, and total FHLB advances were unchanged during the first six months of 2014.

(42)

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At June 30, 2014 and December 31, 2013, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2014 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$47,600	15.72%	$24,226	8.00%	$30,282	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$43,798	14.46%	$12,113	4.00%	$18,169	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$43,798	9.44%	$13,926	3.00%	$23,209	5.00%

December 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,897	15.16%	$24,219	8.00%	$30,274	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,110	13.91%	$12,109	4.00%	$18,164	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,110	9.47%	$13,334	3.00%	$22,223	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

June 30, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$48,529	15.84%	$24,509	8.00%	$30,636	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,727	14.60%	$12,254	4.00%	$18,382	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,727	9.63%	$13,938	3.00%	$23,230	5.00%

(43)

December 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$46,477	15.17%	$24,503	8.00%	$30,628	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,690	13.94%	$12,251	4.00%	$18,377	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,690	9.60%	$13,343	3.00%	$22,238	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the financial condition and results of operations of the Company.

(44)

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended June 30, 2014, and at June 30, 2014 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

(45)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 7, 2014	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE: August 7, 2014	/s/ John J. Letter
John J. Letter
Executive Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

(46)