Form 10-Q
period 2014-09-30
AMERIANA BANCORP
filed 2014-11-10
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At November 10, 2014, the registrant had 3,006,952 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash on hand and in other institutions	$6,163	$5,049
Interest-bearing demand deposits	22,665	35,818

Cash and cash equivalents	28,828	40,867
Interest-bearing time deposits	4,908	2,974
Investment securities available for sale, at fair value	49,762	37,803
Investment securities held to maturity, at amortized cost	7,168	2,347
Loans held for sale	90	—
Loans, net of allowance for loan losses of $4,014 and $3,993	320,997	312,035
Premises and equipment, net	14,834	14,686
Stock in Federal Home Loan Bank, at cost	4,472	4,472
Goodwill	656	656
Cash value of life insurance	28,269	27,731
Other real estate owned	5,402	5,171
Other assets	9,008	9,862

Total assets	$474,394	$458,604

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$60,879	$52,747
Interest-bearing	315,242	309,954

Total deposits	376,121	362,701
Borrowings	50,810	50,810
Drafts payable	1,014	1,503
Other liabilities	6,546	5,877

Total liabilities	434,491	420,891

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,222,652 and 3,215,752 shares	3,223	3,216
Outstanding – 2,997,652 and 2,990,752 shares
Additional paid-in capital	1,315	1,176
Retained earnings	38,313	36,659
Accumulated other comprehensive income (loss)	50	(340)
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	39,903	37,713

Total liabilities and shareholders’ equity	$474,394	$458,604

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$3,859	$3,950	$11,981	$11,985
Interest on mortgage-backed securities	268	128	747	438
Interest on investment securities	44	44	131	131
Other interest and dividend income	74	62	245	182

Total interest income	4,245	4,184	13,104	12,736

Interest Expense
Interest on deposits	416	411	1,250	1,258
Interest on borrowings	344	335	1,023	997

Total interest expense	760	746	2,273	2,255

Net Interest Income	3,485	3,438	10,831	10,481
Provision for loan losses	22	210	322	675

Net Interest Income After Provision for Loan Losses	3,463	3,228	10,509	9,806

Other Income
Other fees and service charges	700	650	1,986	1,831
Brokerage and insurance commissions	400	385	1,202	1,221
Net realized and recognized gains on available-for-sale investment securities (includes $75 for the three months ended September 30, 2013, and $167 for the nine months ended September 30, 2013 related to accumulated other comprehensive income reclassifications)	—	75	—	167
Gains on sales of loans and servicing rights	41	130	82	450
Net gain (loss) from sales and write-downs of other real estate owned	(4)	80	3	78
Other real estate owned income	65	60	209	175
Increase in cash value of life insurance	181	164	538	532
Other	38	31	148	102

Total other income	1,421	1,575	4,168	4,556

Other Expense
Salaries and employee benefits	2,403	2,305	6,974	6,724
Net occupancy expense	357	386	1,116	1,148
Furniture and equipment expense	202	191	575	634
Legal and professional fees	154	102	482	427
FDIC deposit insurance premiums and assessments	103	116	283	411
Data processing expense	262	222	746	662
Printing and office supplies	66	54	192	196
Marketing expense	134	106	352	266
Other real estate owned expense	73	80	179	263
Other	463	458	1,272	1,323

Total other expense	4,217	4,020	12,171	12,054

Income Before Income Taxes	667	783	2,506	2,308
Income tax (includes $26 for the three months ended September 30, 2013, and $57 for the nine months ended September 30, 2013 related to income tax expense from reclassification items)	166	222	673	602

Net Income	$501	$561	$1,833	$1,706

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Basic Earnings Per Share	$0.17	$0.19	$0.61	$0.57

Diluted Earnings Per Share	$0.17	$0.19	$0.61	$0.57

Dividends Declared Per Share	$0.02	$0.01	$0.06	$0.03

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$501	$561	$1,833	$1,706

Unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $89 and tax expense of $8 for the three months ended September 30, 2014 and September 30, 2013, respectively, and net of tax expense of $204 and tax benefit of $313 for the nine months ended September 30, 2014 and September 30, 2013, respectively	(173)	16	390	(615)

Less: reclassification adjustment for realized gains included in net income, net of tax expense of $26 for the three months ended September 30, 2013, and net of tax expense of $57 for the nine months ended September 30, 2013	—	49	—	110

Other comprehensive (loss) income	(173)	(33)	390	(725)

Comprehensive Income	$328	$528	$2,223	$981

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2014

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2013	$3,216	$1,176	$36,659	$(340)	$(2,998)	$37,713
Net Income	—	—	1,833	—	—	1,833

Other comprehensive income	—	—	—	390	—	390
Share-based compensation	—	57	—	—	—	57
Exercise of stock options	7	78	—	—	—	85
Tax benefit realized from exercise of stock options	—	4	—	—	—	4
Dividends declared ($0.06 per share)	—	—	(179)	—	—	(179)

Balance at September 30, 2014	$3,223	$1,315	$38,313	$50	$(2,998)	$39,903

See notes to consolidated condensed financial statements.

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$1,833	$1,706
Items not requiring (providing) cash
Provision for losses on loans	322	675
Depreciation and amortization	940	1,125
Increase in cash value of life insurance	(538)	(532)
Gain from sale of available-for-sale securities	—	(167)
Net gain from sales and write-downs of other real estate owned	(3)	(78)
Share-based compensation	57	—
Mortgage loans originated for sale	(2,233)	(12,579)
Proceeds from sales of mortgage loans originated for sale	2,196	13,478
Gains on sales of mortgage loans and servicing rights	(82)	(450)
Increase in accrued interest and dividends payable	323	297
Other adjustments	341	1,978

Net cash provided by operating activities	3,156	5,453

Investing Activities
Purchase of available for sale securities	(16,252)	(10,144)
Purchase of held to maturity securities	(4,822)	—
Proceeds/principal from the sale of securities	—	10,184
Net change in interest-bearing time deposits	(1,934)	3,722
Principal collected on mortgage-backed securities	4,706	6,440
Net change in loans	(10,051)	(6,565)
Proceeds from sales of other real estate owned	532	634
Net purchases and construction of premises and equipment	(864)	(1,045)

Net cash (used in) provided by investing activities	(28,685)	3,226

Financing Activities
Net change in demand and savings deposits	19,851	599
Net change in certificates of deposit	(6,431)	(7,730)
Decrease in drafts payable	(489)	(282)
Net change in advances by borrowers for taxes and insurance	620	513
Proceeds from exercise of stock options	89	—
Cash dividends paid	(150)	(90)

Net cash provided by (used in) financing activities	13,490	(6,990)

Change in Cash and Cash Equivalents	(12,039)	1,689
Cash and Cash Equivalents at Beginning of Year	40,867	20,853

Cash and Cash Equivalents at End of Quarter	$28,828	$22,542

Supplemental information:

Interest paid on deposits	$956	$960

Interest paid on borrowings	$1,024	$999

Income tax paid	$190	$232

Non-cash supplemental information:

Transfers from loans to other real estate owned	$767	$266

See notes to consolidated condensed financial statements.

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE B — SHAREHOLDERS’ EQUITY

On August 25, 2014, the Board of Directors declared a quarterly cash dividend of $0.02 per share. This dividend, totaling approximately $60,000, was accrued for payment to shareholders of record on September 19, 2014 and was paid on October 10, 2014.

Cash received from options exercised under all share-based compensation arrangements for the third quarter of 2014 was $39,000, with a tax benefit realized of $3,000. No stock options were granted during the third quarter of 2014.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended September 30,
	2014			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$501	2,997,200	$0.17	$561	2,988,952	$0.19

Effect of dilutive stock options	—	5,653		—	325

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$501	3,002,853	$0.17	$561	2,989,277	$0.19

	(In thousands, except share data)
	Nine Months Ended September 30,
	2014			2013
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$1,833	2,993,386	$0.61	$1,706	2,988,952	$0.57

Effect of dilutive stock options	—	5,008		—	102

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$1,833	2,998,394	$0.61	$1,706	2,989,054	$0.57

Options to purchase 15,232 shares of common stock at exercise prices of $15.35 to $15.56 per share and 95,232 shares of common stock at exercise prices of $13.01 to $15.56 per share that were outstanding at September 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the exercise prices of the options exceeded the market value of the Company’s stock for the periods presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$45,760	$281	$213	$45,828
Ginnie Mae collateralized mortgage obligations	2,131	—	37	2,094
Mutual fund	1,815	25	—	1,840

	$49,706	$306	$250	$49,762

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2014
GSE mortgage-backed pass-through securities	$4,822	$—	$32	$4,790
Municipal securities	2,346	8	—	2,354

	$7,168	$8	$32	$7,144

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,205	$100	$499	$33,806
Ginnie Mae collateralized mortgage obligations	2,349	—	135	2,214
Mutual fund	1,787	—	4	1,783

	$38,341	$100	$638	$37,803

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2013
Municipal securities	$2,347	$—	$—	$2,347

The amortized cost and fair value of securities at September 30, 2014 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	45,760	45,828
Ginnie Mae collateralized mortgage obligations	2,131	2,094
Mutual fund	1,815	1,840

	$49,706	$49,762

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$50	$50
One to five years	260	261
Five to ten years	535	537
After ten years	1,501	1,506

Municipal securities	2,346	2,354
GSE mortgage-backed pass-through securities	4,822	4,790

	$7,168	$7,144

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

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2014 and December 31, 2013 was $31,458,000 and $32,002,000, respectively, which was approximately 55.3% and 79.6%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 (dollars in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at September 30, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$16,667	$64	$7,907	$149	$24,574	$213
Ginnie Mae collateralized mortgage obligations	—	—	2,094	37	2,094	37

	$16,667	$64	$10,001	$186	$26,668	$250

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held to maturity at September 30, 2014
GSE mortgage-backed pass-through securities	$4,790	$32	$—	$—	$4,790	$32

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at December 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,963	$498	$42	$1	$28,005	$499
Ginnie Mae collateralized mortgage obligations	2,214	135	—	—	2,214	135
Mutual fund	1,783	4	—	—	1,783	4

	$31,960	$637	$42	$1	$32,002	$638

Investment securities with a total market value of $8,694,000 and $8,914,000 were pledged at September 30, 2014 and December 31, 2013, respectively, to secure a repurchase agreement.

There were no sales of available for sale securities during the three-month period ended September 30, 2014, compared to a gross gain of $75,000 resulting from sales of $2,595,000 of available for sale securities that was realized in the three-month period ended September 30, 2013.

There were no sales of available for sale securities during the nine-month period ended September 30, 2014, compared to a gross gain of $178,000 and a gross loss of $11,000 resulting from sales of $10,184,000 of available for sale securities that were realized in the nine-month period ended September 30, 2013, with a tax expense of $57,000.

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At September 30,	At December 31,
	2014	2013
Real estate loans:
Commercial	$111,093	$104,766
Residential	168,388	168,529
Construction	14,834	11,382
Commercial loans and leases	29,044	29,254
Municipal loans	785	997
Consumer loans	2,067	2,032

Total loans	326,211	316,960

Less:
Undisbursed loan proceeds	467	248
Deferred loan fees, net	733	684
Allowance for loan losses	4,014	3,993

	5,214	4,925

Total loans - net	$320,997	$312,035

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

Allowance for Loan and Lease Losses Methodology:

Bank policy is designed to ensure that an adequate allowance for loan and lease losses (“ALLL”) will be maintained. Primary responsibility for ensuring that the Bank has processes in place to consistently assess the adequacy of the ALLL rests with the Board. The Board has charged the Chief Credit Officer with responsibility for establishing the methodology to be used and to assess the adequacy of the ALLL quarterly. The methodology will be reviewed and affirmed by the Loan Review Officer. Quarterly, the Board will review recommendations from the Chief Credit Officer to adjust the allowance as appropriate.

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

Management also factors in the following qualitative considerations:

1)	Changes in policies and procedures;

2)	Changes in national, regional and local economic and business conditions;

3)	Changes in the composition and size of the portfolio and in the terms of loans;

4)	Changes in the experience, ability and depth of lending management and other relevant staff;

5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

6)	Changes in the quality of the Bank’s loan review system;

7)	Changes in the value of underlying collateral for collateral-dependent loans;

8)	The existence and effect of any concentration of credit, and changes in the level of such concentrations; and

9)	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The following table presents the balance and activity in allowance for loan losses as of September 30, 2014 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,248	$1,683	$392	$558	$—	$123	$4,004
Provision (credit) for losses	61	78	(139)	—	—	22	22
Charge-offs (1)	(5)	(8)	—	—	—	(29)	(42)
Recoveries	—	3	1	15	—	11	30

Balance at end of quarter	$1,304	$1,756	$254	$573	$—	$127	$4,014

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of September 30, 2014 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Nine Months Ended September 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision (credit) for losses	242	92	(59)	(17)	—	64	322
Charge-offs (1)	(106)	(88)	(46)	(59)	—	(63)	(362)
Recoveries	3	9	3	26	—	20	61

Balance at end of period	$1,304	$1,756	$254	$573	$—	$127	$4,014

Ending allowance balance:
Individually evaluated for impairment	$—	$425	$230	$98	$—	$8	$761
Collectively evaluated for impairment	1,304	1,331	24	475	—	119	3,253

Total	$1,304	$1,756	$254	$573	$—	$127	$4,014

Ending loan balance:
Individually evaluated for impairment	$4,325	$4,747	$3,716	$207	$—	$84	$13,079
Collectively evaluated for impairment	106,768	163,641	11,118	28,837	785	1,983	313,132

Total	$111,093	$168,388	$14,834	$29,044	$785	$2,067	$326,211

The following tables present the balance and activity in allowance for loan losses as of September 30, 2013 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$459	$1,631	$769	$1,014	$—	$81	$3,954
Provision (credit) for losses	(78)	257	(40)	53	—	18	210
Charge-offs (1)	—	(237)	—	(4)	—	(15)	(256)
Recoveries	—	3	1	18	—	9	31

Balance at end of quarter	$381	$1,654	$730	$1,081	$—	$93	$3,939

Allowance for Loan Losses

For Nine Months Ended September 30, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	$—	$81	$4,239
Provision (credit) for losses	71	540	(73)	109	—	28	675
Charge-offs (1)	(479)	(429)	(2)	(135)	—	(45)	(1,090)
Recoveries	—	39	20	27	—	29	115

Balance at end of period	$381	$1,654	$730	$1,081	$—	$93	$3,939

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

All charge-offs and forgiveness of debt equal to or greater than $100,000 must be approved by the Loan Committee upon recommendation by the Chief Credit Officer. The Loan Committee consists of the Bank’s Chief Executive Officer, Chief Credit Officer, Chief Banking Officer and Loan Review Officer. Charge-offs less than $100,000 and greater than $10,000 and decisions to defer the charge-off of a loan must be approved by the Chief Credit Officer.

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Quality Indicators

At September 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$103,601	$161,597	$12,253	$28,686	$785	$1,983	$308,905
Watch (Grade 6)	3,169	—	—	151	—	—	3,320
Special Mention (Grade 7)	—	3,381	—	—	—	—	3,381
Substandard (Grade 8)	3,511	1,414	230	—	—	—	5,155
Doubtful (Grade 9)	812	1,996	2,351	207	—	84	5,450
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$111,093	$168,388	$14,834	$29,044	$785	$2,067	$326,211

Loan Portfolio Quality Indicators

At December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,086	$160,390	$8,541	$28,453	$997	$1,963	$300,430
Watch (Grade 6)	1,137	—	—	56	—	—	1,193
Special Mention (Grade 7)	2,250	3,488	—	13	—	—	5,751
Substandard (Grade 8)	942	1,884	1,634	—	—	—	4,460
Doubtful (Grade 9)	351	2,767	1,207	732	—	69	5,126
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Aging Analysis

At September 30, 2014

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days and Accruing
Real estate loans:

Commercial	$3,511	$—	$812	$4,323	$106,770	$111,093	$—
Residential	963	285	1,606	2,854	165,534	168,388	—
Construction	—	—	2,351	2,351	12,483	14,834	—
Commercial loans and leases	91	—	117	208	28,836	29,044	—
Municipal loans	—	—	—	—	785	785	—
Consumer loans	10	27	3	40	2,027	2,067	3

Total	$4,575	$312	$4,889	$9,776	$316,435	$326,211	$3

(A)	Includes $298,000 in loans classified as nonaccrual that are less than 30 days past due, and all are residential real estate loans.

Loan Portfolio Aging Analysis

At December 31, 2013

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days and Accruing
Real estate loans:

Commercial	$—	$—	$351	$351	$104,415	$104,766	$—
Residential	1,598	612	2,257	4,467	164,062	168,529	9
Construction	1,018	—	188	1,206	10,176	11,382	—
Commercial loans and leases	169	—	564	733	28,521	29,254	—
Municipal loans	—	—	—	—	997	997	—
Consumer loans	36	—	—	36	1,996	2,032	—

Total	$2,821	$612	$3,360	$6,793	$310,167	$316,960	$9

(A)	Includes $507,000 in loans classified as nonaccrual that are less than 30 days past due, of which $338,000 are residential real estate loans and $169,000 are commercial loans.

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

The following table presents impaired loans as of September 30, 2014 (dollars in thousands):

Impaired Loans

At September 30, 2014

				Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$4,325	$4,804	N/A	$4,332	$44	$4,576	$154
Residential	3,344	3,570	N/A	3,591	31	4,001	66
Construction	2,201	2,201	N/A	2,946	21	3,097	57
Commercial loans and leases	70	98	N/A	71	—	317	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	$9,940	$10,673	N/A	$10,940	$96	$11,991	$277

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—	$—
Residential	1,403	1,478	425	1,405	5	1,412	47
Construction	1,515	2,350	230	1,515	—	1,432	51
Commercial loans and leases	137	183	98	142	—	153	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	84	84	8	89	—	79	—

Total	$3,139	$4,095	$761	$3,151	$5	$3,076	$98

All Impaired Loans	$13,079	$14,768	$761	$14,091	$101	$15,067	$375

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods (not just impaired loans at September 30, 2014), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and nine months ended September 30, 2014.

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

The following table presents the Company’s non-accrual loans at September 30, 2014 and December 31, 2013 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At September 30, 2014	At December 31, 2013
Real estate loans:
Commercial	$812	$351
Residential	1,996	2,767
Construction	2,351	1,207
Commercial loans and leases	207	733
Municipal loans	—	—
Consumer loans	—	—

Total	$5,366	$5,058

Total non-accrual loans at September 30, 2014 and December 31, 2013 included $2,449,000 and $1,781,000 of TDRs, respectively.

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

There were no loans classified as a TDR during either the three-month period or the nine-month period ended September 30, 2014.

There were no loans classified as a TDR during the three-month period ended September 30, 2013, and one loan was classified as a TDR during the nine-month period ended September 30, 2013, and it is shown in the table below identified by class (dollars in thousands). The modification was an interest rate concession.

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

There were no TDRs that had payment defaults during the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

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

In August 2014, FASB, issued ASU 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this update is to reduce diversity in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The amendments in this update are effective for annual reporting periods ending after December 15, 2015, and interim periods beginning after December 15, 2015. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For the modified retrospective transition, an entity should apply the amendments in the update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. However, a reporting entity must apply the same method of transition as elected under ASU No. 2014-04. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted update 2014-04. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

In August 2014, FASB, issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at September 30, 2014 and December 31, 2013 was $2,080,000 and $2,012,000, respectively. The expense for the plan was $55,000 for the three-month periods ended September 30, 2014 and September 30, 2013. The expense for the plan was $164,000 for the nine-month periods ended September 30, 2014 and September 30, 2013.

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

The Company held no Level 3 securities in its available-for-sale portfolio on either September 30, 2014 or December 31, 2013.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At September 30, 2014:
Ginnie Mae and GSE mortgage-backed pass-through securities	$45,828	$—	$45,828	$—
Ginnie Mae collateralized mortgage obligations	2,094	—	2,094	—
Mutual fund	1,840	1,840	—	—

	$49,762	$1,840	$47,922	$—

At December 31, 2013:
Ginnie Mae and GSE mortgage-backed pass-through securities	$33,806	$—	$33,806	$—
Ginnie Mae collateralized mortgage obligations	2,214	—	2,214	—
Mutual fund	1,783	1,783	—	—

	$37,803	$1,783	$36,020	$—

Transfers between Levels

Transfers between levels did not occur during the three months and nine months ended September 30, 2014.

Level 3 Reconciliation

There is no reconciliation for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively, as there were no fair value measurements using significant unobservable (Level 3) inputs for the available-for-sale portfolio during those periods.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2014:
Impaired loans	$3,375	$—	$—	$3,375
Other real estate owned	—	—	—	—

At December 31, 2013:
Impaired loans	$6,353	$—	$—	$6,353
Other real estate owned	2,401	—	—	2,401

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$3,375	Third party valuations	Discount to reflect realizable value	0.0% - 67.7%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at September 30, 2014:

Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$28,828	$28,828	$28,828	$—	$—
Interest-bearing time deposits	4,908	4,911	4,911	—	—
Investment securities held to maturity	7,168	7,144	—	4,790	2,354
Loans	320,997	326,708	—	313,629	13,079
Stock in FHLB	4,472	4,472	—	4,472	—
Mortgage servicing rights	532	532	—	—	532
Interest and dividends receivable	1,115	1,115	—	1,115	—

Liabilities
Deposits	376,121	376,516	236,967	139,549	—
Borrowings	50,810	47,239	—	41,105	6,134
Drafts payable	1,014	1,014	—	1,014	—
Interest and dividends payable	401	401	—	401	—

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

Held to maturity securities: The carrying amount for September 30, 2014 and December 31, 2013 represents the amortized cost balance as of that date.

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

NOTE I — COLLATERAL FOR LETTERS OF CREDIT

As of September 30, 2014, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5,030,000 that the Company had collateralized with residential mortgage loans.

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through thirteen branch offices located throughout Central Indiana. Our primary markets are found in Hamilton, Hancock, Hendricks, Henry, Madison, Marion and Shelby counties.

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

Executive Overview of the Third Quarter of 2014

The Company recorded net income of $501,000, or $0.17 per diluted share, for the three-month period ended September 30, 2014, increasing year-to-date earnings to $1.8 million, which was a $127,000, or 7.4%, improvement over the first nine months of 2013.

•	The Company declared a quarterly dividend of $0.02 per share, which represented a $0.01 per share increase over the same quarter a year earlier.

•	At September 30, 2014, the Bank’s tier 1 leverage ratio was 9.41%, the tier 1 risk-based capital ratio was 14.25%, and the total risk-based capital ratio was 15.50%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income on a fully tax-equivalent basis for the third quarter of 2014 represented an increase of $48,000, or 1.4%, from the same quarter of 2013, primarily due to a $34.5 million, or 9.0%, increase in average interest-earning assets.

•	Net interest margin of 3.33% on a fully tax-equivalent basis for the third quarter of 2014 was twenty-five basis points lower than the same period in 2013.

•	The Bank recorded a $22,000 provision for loan losses in the third quarter of 2014, which reflected a $188,000 reduction from the same quarter a year earlier, primarily as a result of improved credit quality.

•	Other income of $1.4 million for the third quarter of 2014 represented a decrease of $154,000, or 9.8%, from the year earlier quarter that resulted primarily from the following changes:

•	An $89,000, decrease in gains on sales of loans and servicing rights compared to the same quarter a year earlier that resulted from both a weaker real estate market resulting in lower originations and from a decision to retain most of the new residential mortgage loan production in the Bank’s portfolio;

•	No sales of investment securities, compared with $75,000 in gains realized form sales in the same quarter a year earlier; and

•	$4,000 in net losses from sales and write-downs of OREO, compared with $80,000 in net gains for the same quarter a year earlier; partly offset by

•	A $50,000, or 7.7%, increase in other fees and service charges on deposit accounts due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships.

•	$4.2 million in other expense for the third quarter of 2014 was $197,000, or 4.9%, higher than the same quarter in 2013 and resulted primarily from the following changes:

•	A $98,000, or 4.3%, increase in salaries and employee benefits that was due primarily to a $59,000 increase related to our frozen defined benefit retirement plan, and $47,000 of compensation and benefits related to personnel hired for two new banking centers;

•	A $52,000 increase in legal and professional fees, due primarily to a $41,000 increase in recruiting fees; and

•	A $40,000 increase in data processing expense that related primarily to our cost to support greater use of new technology by our customers.

•	Income before income taxes was $667,000 for the third quarter of 2014 and income tax expense was $166,000, which resulted in an effective rate of 24.9% that was lower than the statutory rate due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the third quarter of 2014, total assets declined slightly by $46,000 to $474.4 million from June 30, 2014:

•	Investments in interest-bearing demand deposits decreased $12.5 million to $22.7 million at September 30, 2014, of which $22.0 million was invested at the Federal Reserve Bank of Chicago.

•	The $49.8 million total for investment securities available-for-sale represented a $2.3 million decrease from June 30, 2014, and resulted primarily from mortgage-backed securities principal payments during the quarter. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	The investment securities held-to-maturity portfolio increased $4.8 million during the third quarter as the result of a purchase of a Freddie Mac pass-through mortgage-backed security.

•	Net loans receivable increased $8.1 million during the quarter to $321.0 million at September 30, 2014, with $7.8 million growth occurring in the commercial real estate loan portfolio. The Bank had a strong loan pipeline at the end of the third quarter.

•	Total non-performing loans of $5.4 million, or 1.7% of total net loans, at September 30, 2014, represented a decrease of $2.1 million from September 30, 2013.

•	The allowance for loan losses of $4.0 million at September 30, 2014 was 1.24% of total loans and 74.8% of non-performing loans, compared to 1.22% and 53.1%, respectively, at September 30, 2013.

•	OREO of $5.4 million at September 30, 2014 represented a $264,000 decrease from June 30, 2014 that was primarily the net result of the addition of two properties totaling $204,000 and sale of two properties with a total book value of $462,000.

•	During the third quarter of 2014, total deposits decreased by $1.1 million, or 0.3%, to $376.1 million, which related primarily to approximately $2.6 million in withdrawals from one business money market account relationship with the funds withdrawn for other business purposes.

•	There was no change in the total amount or weighted average cost of borrowed money at September 30, 2014 from June 30, 2014.

•

Total shareholders’ equity of $39.9 million at September 30, 2014 represented an increase of $327,000 over June 30, 2014, as $501,000 of net income, $42,000 from an exercise of stock options and $17,000 of share-based compensation related to the granting of stock options, was partly offset by a $173,000 decline to a $50,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio and by $60,000 in shareholder dividends declared during the quarter.

Strategic Issues

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into the greater Indianapolis area, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. As a result, more than half of our banking centers are located in the Indianapolis metropolitan area. These banking centers are focused on generating new deposit and lending relationships, where significant opportunities exist to win market share from smaller institutions lacking the depth of financial products and services, and large institutions that have concentrated on large business customers. Although the expansion strategy initially negatively affected earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth.

In 2012, the Bank closed its McCordsville Banking Center. The Fishers Banking Center, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a consolidated and still convenient location. In 2013, the Bank purchased two vacant banking centers in Hamilton County. The Noblesville Banking Center opened in September 2014, and the Bank expects to open the Fishers Crossing Banking Center in the fourth quarter of 2014. With the addition of these two offices, Ameriana has five locations in Hamilton County. A Broad Ripple Banking Center, the Bank’s first brick and mortar location in Marion County, is scheduled for Spring 2015. The Bank is in the process of determining the appropriate time to construct a banking center building on its Plainfield property, based on its long-term expansion strategy. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

Earnings pressure is expected to continue as the uncertain economy maintains stress on efforts to grow the loan portfolio, and also due to the current interest rate environment that has proven to be difficult for the financial institution industry. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies, along with an increase in mortgage-backed securities, have mitigated the negative effect of the low interest rate environment resulting in net interest income growth. Managing noninterest expense has been a priority of the Bank, and management has utilized aggressive cost control measures including job restructuring and eliminating certain discretionary expenditures, to limit growth in noninterest expense as new banking centers are added.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2014 and December 31, 2013, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at September 30, 2014.

FINANCIAL CONDITION

Total assets of $474.4 million at September 30, 2014 represented an increase of $15.8 million, or 3.4%, from $458.6 million at December 31, 2013. The increase in total assets for the nine-month period resulted primarily from a $16.8 million increase in investment securities and a $9.0 million increase in net loans receivable that was funded by $13.4 million, or 3.7%, growth in the Bank’s deposit accounts and a $13.2 million reduction in interest-bearing demand deposits.

Cash and cash equivalents decreased $12.0 million to $28.8 million at September 30, 2014 from $40.8 million at December 31, 2013. Included in the total at September 30, 2014 was $22.0 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The decrease for the first nine months of 2014 resulted primarily from the growth in the loan portfolio and the investment securities portfolio exceeding the growth in deposit accounts.

At September 30, 2014, the Bank held $4.9 million in FDIC insured bank certificates of deposit, which had a weighted-average rate of 1.12% and a weighted-average remaining life of 1.9 years. There was one $249,000 maturity and nine new certificates totaling $2.2 million added during the first nine months of 2014.

Investment securities available-for-sale increased by $12.0 million to $49.8 million at September 30, 2014 from $37.8 million at December 31, 2013. The increase resulted primarily from seven purchases of mortgage-backed securities totaling $16.2 million and a $594,000 increase in the market value of the portfolio that resulted from a decrease in market interest rates, partly offset by $4.7 million in principal repayments on mortgage-backed pass-through and collateralized mortgage obligation securities. All purchases consisted of Ginnie Mae and Fannie Mae mortgage-backed securities with final maturities of less than fifteen years, as the Company is focused on limiting interest rate risk and credit risk in its portfolio.

Investment securities held-to-maturity increased by $4.8 million to $7.2 million at September 30, 2014 from $2.4 million at December 31, 2013, as a result of the purchase of a $4.8 million Freddie Mac mortgage-backed pass through security. The other securities in the held-to-maturity portfolio are tax-exempt local municipal bonds.

All mortgage-backed pass-through and collateralized mortgage obligation securities in the available-for-sale and held-to-maturity portfolios, with a total fair value of $52.7 million at September 30, 2014, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise.

Net loans receivable increased by $9.0 million to $321.0 million at September 30, 2014 from $312.0 million at December 31, 2013, as commercial real estate loans increased $6.3 million to $111.1 million and construction loans increased $3.5 million to $14.8 million. Sales of new production residential mortgage loans into the secondary market totaled only $2.2 million, as most originations during the first nine months of 2014 were retained in the portfolio to offset repayments, and as a result total residential real estate loans declined only $141,000 to $168.4 million at September 30, 2014 from $168.5 million at December 31, 2013. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives. Commercial loans and leases declined $210,000 to $29.0 million, municipal loans decreased $212,000 to $785,000 and consumer loans totaling $2.1 million at September 30, 2014 were relatively unchanged for the nine-month period.

Premises and equipment of $14.8 million at September 30, 2014 represented a $148,000 increase from $14.7 million at December 31, 2013. The net increase resulted from capital expenditures totaling $864,000 that were related primarily to two new banking centers, partly offset by $716,000 of depreciation during the period.

Goodwill was $656,000 at September 30, 2014, unchanged from December 31, 2013. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment of the goodwill as of September 30, 2014.

We have investments in life insurance on employees and directors, which had a balance or cash surrender value of $28.3 million and $27.7 million at September 30, 2014 and December 31, 2013, respectively. The non-taxable increase in cash surrender value of this life insurance was $538,000 for the first nine months of 2014, compared to $532,000 for the same period a year earlier.

OREO totaled $5.4 million at September 30, 2014, a $231,000 increase from $5.2 million at December 31, 2013. There were eight transfers to OREO with book values totaling $767,000, and four sales of properties with book values totaling $528,000 during the nine-month period ended September 30, 2014.

Other assets of $9.0 million at September 30, 2014 represented a $854,000 reduction from December 31, 2013. This decrease resulted primarily from a $681,000 reduction in deferred tax assets related primarily to taxable income for the nine-month period and a $509,000 reduction in total prepaid expense, partly offset by a $297,000 increase in accrued interest and dividends receivable.

Total liabilities increased $13.6 million, or 3.2%, from $420.9 million at December 31, 2013 to $434.5 million at September 30, 2014, primarily due to the increase in deposits.

Total deposits of $376.1 million at September 30, 2014 represented an increase of $13.4 million, or 3.7%, from $362.7 million at December 31, 2013. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the first nine months of 2014, money market, savings and checking balances, exclusive of public funds checking, increased $8.8 million, as customers continued to choose the more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. Public funds checking balances increased $11.1 million, due primarily to a balance of approximately $8.1 million from a $10.5 million deposit near the end of the second quarter that represented construction funds that are projected to be withdrawn over an eighteen-month period that began in June 2014. Total certificates of deposit balances declined $6.5 million, due mostly to the Bank’s decision not to accept the renewal of a $7.5 million State of Indiana six-month certificate because there was not a current need for these funds. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $50.8 million at September 30, 2014 was unchanged from December 31, 2013. Wholesale funding options and strategies are continuously analyzed to ensure that the Bank retains sufficient sources of credit to fund all of the its needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.0 million at September 30, 2014 decreased $489,000 from $1.5 million at December 31, 2013. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $39.9 million at September 30, 2014 represented a $2.2 million increase over the total of $37.7 million at December 31, 2013. The increase resulted from net income of $1.8 million, a $390,000 improvement to a $50,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, $89,000 from exercises of stock options and $57,000 in share-based compensation related to stock options, partly offset by $179,000 in dividends declared during the nine-month period ended September 30, 2014. The Company’s and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Third Quarter of 2014 compared to the Third Quarter of 2013

The Company recorded net income of $501,000, or $0.17 per diluted share, for the third quarter of 2014, compared to net income of $561,000, or $0.19 per diluted share, for the third quarter of 2013.

The earnings decline of $60,000, or 10.7%, for the third quarter of 2014 compared to the same quarter a year earlier was related primarily to a decrease in mortgage banking revenue, decreases in gains from sales of OREO and investment securities, and expense related to two new banking centers, partly offset by a reduction in the provision for loan losses that resulted from improved credit quality.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.5 million for the third quarter of 2014 represented an increase of $48,000, or 1.4%, compared to the same period of 2013, primarily due to a $34.5 million, or 9.0%, increase in average interest-earning assets to $416.7 million. Net interest margin on a fully tax-equivalent basis for the third quarter of 2014 of 3.33% was twenty-five basis points lower than the year earlier period.

Tax-exempt interest was $35,000 for the third quarter of 2014 compared to $36,000 for the same period of 2013, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $15,000 for the third quarter of 2014 and 2013.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2014	2013
Balance at beginning of quarter	$4,004	$3,954
Provision for loan losses	22	210
Charge-offs	(42)	(256)
Recoveries	30	31

Net charge-offs	(12)	(225)

Balance at end of period	$4,014	$3,939

Allowance to total loans	1.24%	1.22%

Allowance to non-performing loans	74.76%	53.09%

We recorded a provision for loan losses of $22,000 for the third quarter of 2014, a $188,000 reduction from the year earlier quarter that was reflective of the declining pressure of economic conditions on credit quality, including a decrease in non-performing loans and charge-offs. Net charge-offs decreased from $225,000 for the third quarter of 2013 to $12,000 for the third quarter of 2014. Total charge-offs of $42,000 for the third quarter of 2014 included no loans with specific reserves at June 30, 2014.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2014	2013

Loans accounted for on a non-accrual basis	$5,366	$6,096

Accruing loans contractually past due 90 days or more	3	1,323

Total of non-accrual and 90 days or more past due loans (1)	$5,369	$7,419

Percentage of total net loans	1.67%	2.33%

Other non-performing assets (2)	$5,402	$5,991
Total non-performing assets	$10,771	$13,410

Percentage of total assets	2.27%	3.05%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$2,449	$2,681
Total troubled debt restructurings	$9,909	$11,167

(1)	Total non-accrual loans and accruing loans 90 days or more past due at September 30, 2014 included $2.4 million of TDRs, which consisted of a $1.5 million residential construction loan, three residential non-construction loans totaling $727,000, and three commercial loans totaling $207,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.0 million at September 30, 2014 was $75,000 higher than a year earlier, and the allowance for loan losses to non-performing loans ratio increased from 53.09% at September 30, 2013 to 74.76% at September 30, 2014, due primarily to a lower total of non-performing loans. Non-performing loans of $5.4 million at September 30, 2014 represented a $2.0 million decrease from the total of $7.4 million at September 30, 2013, but a $797,000 increase from the end of the prior quarter with a corresponding $1.2 million decrease in total loans past due 30 to 90 days from the prior quarter. It is management’s opinion that the allowance for loan losses at September 30, 2014 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At September 30, 2014, the Bank had $9.9 million in loans categorized as TDRs, with seven loans totaling $2.4 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $9.9 million included $3.7 million related to a hotel in northern Indiana, a $1.5 million construction loan on a residential condominium project, twenty-one loans on other residential properties totaling $3.5 million, a $965,000 loan for developed commercial land, three commercial loans totaling $207,000, and a commercial real estate loan for $2,000.

Other Income

The Company recorded other income of $1.4 million for the third quarter of 2014, a decrease of $154,000, or 9.8%, from the same period a year earlier that resulted primarily from the following changes:

•	An $89,000, or 68.5%, decrease in gains on sales of loans and servicing rights to $41,000 from $130,000 for the third quarter of 2013 that resulted from both a weaker real estate market resulting in lower originations and from a decision to put most of the new production in the Bank’s portfolio; partly offset by

•	No sales of investment securities, compared with $75,000 in gains from $2.6 million in sales for the same quarter a year earlier; and

•	$4,000 in net losses from sales and write-downs of OREO, compared with $80,000 in net gains for the same quarter a year earlier; partly offset by

•	A $50,000, or 7.7%, increase in other fees and service charges on deposit accounts to $700,000 for the third quarter of 2014 from $650,000 for the year earlier quarter, that was due primarily to a 5.3% increase in the number of checking accounts since the end of the third quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships.

Other Expense

Total other expense of $4.2 million for the third quarter of 2014 was $197,000, or 4.9%, higher than the third quarter of 2013, with the following major differences:

•	A $98,000, or 4.3%, increase in salaries and employee benefits to $2.4 million that was due primarily to a $59,000 increase in retirement benefits expense related to our frozen defined benefit plan, and $47,000 of compensation and benefits related to personnel hired for two new banking centers;

•	A $52,000 increase in legal and professional fees, due primarily to a $41,000 increase in recruiting fees;

•	A $40,000 increase in data processing expense that related primarily to our cost to support greater use of new technology by our customers; and

•	A $28,000 increase in marketing expense that related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area; partly offset by

•	A $29,000 decrease in net occupancy expense that related mostly to reduced real estate taxes from successful appeals of assessments; and

•	A $13,000 decrease in FDIC deposit insurance premiums that resulted from a reduction in the Bank’s assessment rate.

Income Tax Expense

The Company recorded income tax expense of $166,000 on pre-tax income of $667,000 for the three-month period ended September 30, 2014, compared to income tax expense of $222,000 on pre-tax income of $783,000 for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

The Company recorded net income of $1.8 million, or $0.61 per diluted share, for the first nine months of 2014, an increase of $127,000, or 7.43%, from net income of $1.7 million, or $0.57 per diluted share, for the first nine months of 2013.

The earnings improvement for the period was related primarily to revenue enhancement and expense reduction from improved credit quality, including a decrease in the provision for loan losses, an increase in interest on mortgage-backed securities, an increase in loan prepayment penalties and an increase in fees and service charges on deposit accounts, partly offset by a reduction in mortgage banking revenue and gains from investment securities sales, and a reduction in net gains from sales of OREO.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $10.9 million for the first nine months of 2014 represented an increase of $349,000, or 3.3%, compared to the same period of 2013, and was primarily due to a $25.7 million, or 6.7%, increase in average interest-earning assets to $411.4 million, a $93,000 increase in loan prepayment penalties and the recognition of $173,000 of interest income as a result of the repurchase of a non-performing loan by the servicer. The Company’s net interest margin on a fully tax-equivalent basis for the first nine months of 2014 of 3.53% was eleven basis points lower than the year earlier period.

Tax-exempt interest was $107,000 for the first nine months of 2014 compared to $109,000 for the same period of 2013. Our tax exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $45,000 and $46,000 for the first nine months of 2014 and 2013, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2014	2013
Balance at beginning of year	$3,993	$4,239
Provision for loan losses	322	675
Charge-offs	(362)	(1,090)
Recoveries	61	115

Net charge-offs	(301)	(975)

Balance at end of period	$4,014	$3,939

We recorded a provision for loan losses of $322,000 for the first nine months of 2014, compared with $675,000 for the same period in 2013. The 2014 provision represents a $353,000, or 52.3%, decrease from the nine-month period a year earlier. The lower provision is also reflective of the effect of slowly improving economic conditions on credit quality, including a reduced amount of non-performing loans and charge-offs. Charge offs of $362,000 for the nine-month period ended September 30, 2014 included $101,000 for two commercial real estate loans, $80,000 for four residential real estate loans, $59,000 for two commercial loans, and $46,000 for two construction loans. Charge-offs of $1.1 million for the nine-month period a year earlier included a charge-off of $479,000 related to a hotel in northern Indiana, which was fully-reserved at December 31, 2012. The allowance to total loans was 1.24% at September 30, 2014, compared with 1.22% at September 30, 2013.

Other Income

The Company recorded other income of $4.2 million for the first nine months of 2014, a decrease of $388,000, or 8.58%, from the same period a year earlier that resulted primarily from the following changes:

•	No sales of investment securities, compared to $167,000 in net gains from $10.2 million in sales of investment securities for the same period a year earlier;

•	A $368,000, or 81.8%, decrease in gains on sales of loans and servicing rights to $82,000 from $450,000 for the first nine months of 2013 that resulted from both a reduction in refinance volume and from a decision to put most of the new 2014 production in the Bank’s portfolio; and

•	A $75,000 decrease in net gains from sales and write-downs of OREO to $3,000 for the first nine months of 2014 from $78,000 for the same period a year earlier; partly offset by

•	A $155,000, or 8.5%, increase in other fees and service charges on deposit accounts to $2.0 million for the first nine months of 2014 from $1.8 million for the year earlier period, that was due primarily to a 5.3% increase in the number of checking accounts since the end of the third quarter of 2013 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $34,000 increase in other real estate owned income to $209,000, that resulted primarily from the January 2014 collection of $26,000 in delinquent rent from a tenant of a commercial strip center; and

•	A $46,000 increase in other that related primarily to $36,000 in claim proceeds received in excess of the planned replacement cost for landscaping damage at a banking center.

Other Expense

The net increase of $117,000, or 1.0%, in other expense to $12.2 million for the first nine months of 2014 compared with the same period of 2013 resulted primarily from the net of the following differences:

•	A $250,000, or 3.7%, increase in salaries and employee benefits to $7.0 million that was due primarily to a $161,000 increase in retirement benefits expense related to our frozen defined benefit plan, a $54,000 net increase in compensation that resulted primarily from the addition of commercial lenders and personnel for two new banking centers, and a $35,000 increase in employee health insurance expense related mostly to the offering of a high deductible plan with the initial funding of health savings accounts;

•	An $84,000 increase in data processing expense to $746,000 that related primarily to our cost to support greater use of new technology by our customers;

•	An $86,000 increase in marketing expense that related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area; and

•	A $55,000 increase in legal and professional fees, due primarily to a $35,000 increase in legal fees and a $26,000 increase in recruiting fees; partly offset by:

•	A $128,000 decrease in FDIC deposit insurance premiums that resulted from a reduction in the Bank’s assessment rate;

•	A $32,000 decrease in net occupancy expense that related mostly to reduced real estate taxes from successful appeals of assessments;

•	A $59,000 decrease in furniture and equipment expense that related mostly to reduced ATM maintenance expense and lower depreciation;

•	An $84,000 decrease in OREO expense to $179,000 that related primarily to real estate tax refunds from successful appeals of assessments that resulted in a $50,000 expense reduction; and

•	A $51,000 reduction in other expense that resulted primarily from the reversal of $62,000 of loan expense as a result of the repurchase of a non-performing loan by the servicer.

Income Tax Expense

The Company had income before income taxes of $2.5 million for the first nine months of 2014, and recorded income tax expense of $673,000, an effective tax rate of 26.9% that resulted from a large amount of tax-exempt income. The Company had income before income taxes of $2.3 million for the same period of 2013, and recorded income tax expense of $602,000, an effective rate of 26.1% that was also a result of a large amount of tax-exempt income. For both nine-month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

At September 30, 2014, we had $33.6 million in loan commitments outstanding and $59.3 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of September 30, 2014 totaled $69.3 million, or 18.4% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2015. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at September 30, 2014 or at December 31, 2013.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first nine months of 2014, net loans receivable increased by $9.0 million, or 2.9%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $13.4 million, or 3.7%, and total FHLB advances were unchanged during the first nine months of 2014.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2014 and December 31, 2013, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2014 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$48,205	15.50%	$24,875	8.00%	$31,093	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,304	14.25%	$12,437	4.00%	$18,656	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,304	9.41%	$14,126	3.00%	$23,544	5.00%

December 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$45,897	15.16%	$24,219	8.00%	$30,274	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,110	13.91%	$12,109	4.00%	$18,164	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,110	9.47%	$13,334	3.00%	$22,223	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$49,086	15.60%	$25,170	8.00%	$31,463	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$45,185	14.36%	$12,585	4.00%	$18,878	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$45,185	9.59%	$14,137	3.00%	$23,562	5.00%

December 31, 2013
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$46,477	15.17%	$24,503	8.00%	$30,628	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$42,690	13.94%	$12,251	4.00%	$18,377	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$42,690	9.60%	$13,343	3.00%	$22,238	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2014, and at September 30, 2014 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE:	November 10, 2014	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

DATE:	November 10, 2014	/s/ John J. Letter
John J. Letter
Executive Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)