Form 10-K
period 2014-12-31
AMERIANA BANCORP
filed 2015-03-26
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant at June 30, 2014 was approximately $40.3 million. For purposes of this calculation, shares held by the directors and executive officers of the registrant are deemed to be held by affiliates.

At March 26, 2015, the registrant had 3,021,412 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

i

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, including real estate values, changes in policies by regulatory agencies, the outcome of litigation, fluctuations in interest rates, demand for loans in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in this annual report on Form 10-K under Part I - Item 1A - “Risk Factors.” The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Bank. The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). On June 29, 2002, the Bank converted to an Indiana savings bank and adopted the name “Ameriana Bank and Trust, SB. On July 31, 2006, the Bank closed its Trust Department and adopted the name “Ameriana Bank, SB.” On June 1, 2009, the Bank converted from an Indiana savings bank to an Indiana commercial bank and adopted its present name, “Ameriana Bank.” The Bank is subject to regulation by the Indiana Department of Financial Institutions (the “DFI”) and the FDIC. The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through 13 branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, Carmel, New Palestine, Westfield, Noblesville and two branches in Fishers, Indiana. The Bank offers a wide range of consumer and commercial banking services, including: (1) accepting deposits; (2) originating commercial, mortgage, consumer and construction loans; and (3) through its subsidiaries, providing investment and brokerage services and insurance services.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. AFS operates a brokerage business in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.

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

The Bank has banking offices in Henry, Hancock, Hendricks, Shelby, Madison, and Hamilton Counties in Indiana. The Bank competes with numerous commercial banks and savings institutions in the Bank’s primary service areas and in surrounding counties, many of which have capital and assets that are substantially larger than the Bank.

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

The following table sets forth information concerning the Bank’s loans by type of loan at the dates indicated.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:

Commercial	$111,455	34.72%	$104,766	33.05%	$101,106	31.77%	$100,126	31.58%	$94,595	29.79%
Residential	163,839	51.04	168,529	53.17	167,998	52.78	164,420	51.86	169,274	53.30
Construction	13,570	4.23	11,382	3.59	14,886	4.68	17,980	5.67	24,705	7.77
Commercial loans and leases	29,358	9.14	29,254	9.23	30,934	9.72	30,961	9.76	22,360	7.04
Municipal loans	785	0.24	997	0.32	1,187	0.37	740	0.23	2,718	0.86
Consumer loans	2,018	0.63	2,032	0.64	2,176	0.68	2,860	0.90	3,943	1.24

Total	$321,025	100.00%	$316,960	100.00%	$318,287	100.00%	$317,087	100.00%	$317,595	100.00%

Less:
Undisbursed loan proceeds	302		248		214		12		443
Deferred loan fees (expenses), net	707		684		629		434		225
Allowance for loan losses	3,903		3,993		4,239		4,132		4,212

Subtotal	4,912		4,925		5,082		4,578		4,880

Total	$316,113		$312,035		$313,205		$312,509		$312,715

The following table shows, at December 31, 2014, the Bank’s loans based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Contractual principal repayments of loans do not necessarily reflect the actual term of the loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which give the Bank the right to declare a loan immediately due and payable if, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates substantially exceed rates on existing mortgage loans.

	Amounts of Loans Which Mature in
	2015	2016 – 2019	2020 and Thereafter	Total
	(In thousands)
Type of Loan:
Residential and commercial real estate mortgage	$18,716	$90,346	$166,232	$275,294
Construction	6,572	4,788	2,210	13,570
Other	8,573	19,019	4,569	32,161

Total	$33,861	$114,153	$173,011	$321,025

The following table sets forth the dollar amount of the Company’s aggregate loans due after one year from December 31, 2014, which have predetermined interest rates and which have floating or adjustable interest rates.

	Fixed Rate	Adjustable Rate	Total
	(In thousands)
Residential and commercial real estate mortgage	$199,098	$57,480	$256,578
Construction	4,160	2,838	6,998
Other loans	14,665	8,923	23,588

Total	$217,923	$69,241	$287,164

Residential Real Estate and Residential Construction Lending. The Bank originates loans on one-to four-family residences. The original contractual loan payment period for residential mortgage loans originated by the Bank generally ranges from ten to 30 years. Because borrowers may refinance or prepay their loans, they normally remain outstanding for a shorter period. The Bank normally sells a portion of its newly originated fixed-rate mortgage loans in the secondary market and retains all adjustable-rate loans in its portfolio. The decision to sell fixed-rate mortgage loans is determined by management based on available pricing and balance sheet considerations. The Bank also originates hybrid mortgage loans. Hybrid mortgage loans carry a fixed-rate for the first three to five years, and then convert to an adjustable-rate thereafter. The residential mortgage loans originated and retained by the Bank in 2014 were composed primarily of fixed-rate loans and, to a lesser extent, one-year adjustable rate loans and hybrid loans that have a fixed-rate for three years and adjust annually to the one-year constant maturity treasury rate thereafter. The overall strategy is to maintain a low risk mortgage portfolio that helps to diversify the Bank’s overall asset mix.

The Bank makes construction/permanent loans to borrowers to build one-to four-family owner-occupied residences with terms of up to 30 years. These loans are made as interest-only loans for a period typically of 12 months, at which time the loan converts to an amortized loan for the remaining term. The loans are typically made as adjustable-rate mortgages. One-to four-family residential construction loans were $3.8 million, or 28.2% of the construction loan portfolio, at December 31, 2014 compared to $2.6 million, or 22.9%, at December 31, 2013. Additionally, at December 31, 2014, the Bank held loans on $758,000 of residential land and building lots, which represented 5.6% of the construction loan portfolio, compared to $820,000, or 7.2%, at December 31, 2013.

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

In 2014, the Bank originated $32.5 million in non-construction residential real estate loans. The total included $3.7 million in adjustable-rate residential first mortgage loans, including hybrids, $25.7 million of fixed-rate first mortgage loans, $2.9 million of home equity credit lines and $285,000 of closed end second mortgage loans. Fixed-rate residential mortgage loans sold into the secondary market in 2014 and 2013 were $4.7 million and $14.9 million, respectively. Gains on residential loan sales, including imputed gains on servicing rights and loan origination fees net of direct origination costs, were $170,000 in 2014 compared with $511,000 in 2013.

Commercial Real Estate and Commercial Real Estate Construction Lending. The Bank originates loans secured by both owner-occupied and nonowner-occupied properties. The Bank originates commercial real estate loans and purchases loan participations from other financial institutions. These participations are reviewed and approved based upon the same credit standards as commercial real estate loans originated by the Bank. At December 31, 2014, the Bank’s individual commercial real estate loan balances ranged from $1,000 to $4.2 million. The Bank’s commercial real estate loans may have a fixed or variable interest rate.

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

Commercial real estate construction loans are made to developers for the construction of commercial properties, owner-occupied facilities, nonowner-occupied facilities and for speculative purposes. These construction loans are granted based on a reasonable estimate of the time to complete the projects. Commercial real estate construction loans made up $9.0 million, or 66.2% of the construction loan portfolio, at December 31, 2014 compared to $8.0 million, or 69.9%, at December 31, 2013. As these loans mature they will either pay-off or roll to a permanent commercial real estate loan.

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

At December 31, 2014, the largest commercial real estate lending relationship was comprised of five loans to five separate borrowing entities with a total commitment of $9.0 million and a total outstanding balance of $8.7 million. All five loans were secured by retail strip shopping centers, and were performing according to their original terms at December 31, 2014.

Municipal Lending. At December 31, 2014, the Bank’s loan portfolio included two municipal loans with approved credit limits totaling $785,000 outstanding balances totaling $785,000.

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

At December 31, 2014, the largest commercial relationship included seven credits with a total commitment of $6.7 million and outstanding balances totaling $4.9 million that were secured by business assets of the borrower. One of the credits with a $5.0 million commitment and outstanding balance of $3.9 million was approved under the Small Business Administration (“SBA”) 7(a) CAPLine program and carries a 75% SBA guarantee. All of the individual credits were performing according to their original terms at December 31, 2014.

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

Originations, Purchases and Sales. Historically, most residential and commercial real estate loans have been originated directly by the Bank through salaried and commissioned loan officers. Residential loan originations have been attributable to referrals from real estate brokers and builders, and banking center staff. In 2014, the Bank acquired a $254,000 loan on vacant commercial land and four residential property loans totaling $155,000 from the Indianapolis Neighborhood Housing Partnership, a 23-year-old independent, non-governmental nonprofit that helps families and individuals become long-term, successful homeowners. At December 31, 2014, balances outstanding for all loan participations or whole loan purchases totaled $13.3 million. Commercial real estate and construction loan originations have also been obtained by direct solicitation. Consumer loan originations are attributable to walk-in customers who have been made aware of the Bank’s programs by advertising as well as direct solicitation.

The Bank has previously sold whole loans and loan participations to other financial institutions and institutional investors, and sold $4.7 million of fixed-rate single-family mortgage loans in 2014. Sales of loans generate income (or loss) at the time of sale, produce future servicing income and provide funds for additional lending and other purposes. When the Bank retains the servicing of loans it sells, the Bank retains responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing those loans. The Bank typically receives a fee of between 0.25% and 0.375% per annum of the loan’s principal amount for performing these services. The right to service a loan has economic value and the Bank carries capitalized servicing rights on its books based on comparable market values and expected cash flows. At December 31, 2014, the Bank was servicing $70.9 million of loans for others. The aggregate book value of capitalized servicing rights at December 31, 2014 was $530,000.

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

In connection with the origination of single-family, residential adjustable-rate loans with the initial rate fixed for five years or less, borrowers are qualified at a rate of interest equal to the new rate at the first re-pricing date, assuming the maximum increase. It is the policy of management to make loans to borrowers who not only qualify at the low initial rate of interest, but who would also qualify following an upward interest rate adjustment.

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

The following table sets forth information with respect to the Company’s aggregate nonperforming assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real Estate:
Residential	$2,212	$2,767	$3,903	$4,500	$6,258
Commercial	812	351	354	—	—
Construction	836	1,207	2,375	3,432	4,184
Commercial loans and leases	516	733	967	644	731
Consumer loans	—	—	4	—	14

Total	4,376	5,058	7,603	8,576	11,187

Accruing loans contractually past due 90 days or more:
Real Estate:
Residential	14	9	—	243	60
Consumer loans	1	—	1	9	—

Total	15	9	1	252	60

Total of nonaccrual and 90 days or more past due loans (1)	$4,391	$5,067	$7,604	$8,828	$11,247

Percentage of total loans	1.37%	1.60%	2.39%	2.79%	3.54%

Other nonperforming assets (2)	$6,639	$5,171	$6,326	$7,571	$9,082

Total nonperforming assets	$11,030	$10,238	$13,930	$16,399	$20,329

Percentage of total assets	2.33%	2.23%	3.13%	3.82%	4.73%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$1,082	$1,781	$2,750	$1,783	$2,245

Total troubled debt restructurings	$7,455	$11,558	$12,171	$9,016	$8,393

(1)	Total nonaccrual loans and 90 days or more past due loans at December 31, 2014 included $1.1 million of troubled debt restructurings, which consisted of four residential real estate loans totaling $885,000 and three commercial loans totaling $197,000.
(2)	Other nonperforming assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan.

In a slowly improving local economy the Company has continued to make progress in reducing nonperforming loans, with $4.4 million at December 31, 2014 representing a $676,000 reduction from $5.1 million at December 31, 2013. Nonaccrual residential real estate loans decreased $555,000 for the year to $2.2 million at December 31, 2014, primarily the result of the repurchase by the servicer of a loan with a $781,000 balance at

December 31, 2013. Nonaccrual construction loans decreased by $371,000 during 2014, as the property securing all three nonaccrual loans totaling $1.2 million at December 31, 2013 was transferred to other real estate owned, partly offset by the addition of one nonaccrual loan for $836,000 at December 31, 2014. Our nonaccrual commercial loans declined $217,000 during 2014 to $516,000 from $733,000 at December 31, 2013. There was one nonaccrual commercial real estate loan with a balance of $812,000 at December 31, 2014, an increase of $460,000 over the amount for one loan a year earlier. We have analyzed our collateral position on these nonperforming loans using current appraisals and valuations, and have established reserves accordingly.

Troubled debt restructurings (“TDRs”) decreased $4.1 million from $11.6 million at December 31, 2013 to $7.5 million at December 31, 2014. The decrease was the net result of the payoff of six loans totaling $3.0 million at December 31, 2013, the transfer to other real estate owned of a $1.0 million loan, partly offset by one new TDR with a balance of $164,000 and other payments applied to loan principal. The total of $7.5 million at December 31, 2014 included a $3.7 million loan on a hotel in northern Indiana, a $940,000 loan for developed commercial land, 20 single-family home loans totaling $2.6 million and three commercial loans totaling $197,000. As of December 31, 2014, the Bank had classified $1.1 million of the TDRs as doubtful, including the three commercial loans and four single-family home loans. The $940,000 loan for developed commercial land and 12 single-family home loans totaling $1.3 million were classified as pass. The other TDRs totaling $4.1 million were classified as substandard. The total of $11.6 million at December 31, 2013 included a $3.8 million loan on the hotel in northern Indiana, a $1.0 million construction loan on a residential condominium project, 23 single-family home loans totaling $4.0 million, two loans totaling $2.5 million for developed commercial land, three commercial loans totaling $264,000, and a commercial real estate loan for $24,000.

Other nonperforming assets, real estate acquired through foreclosure or deed-in-lieu of foreclosure, totaled $6.6 million at December 31, 2014. The properties consisted of a strip retail center and outlot with a book value of $2.0 million, a residential condominium development project with a book value of $1.5 million, 4 single-family homes totaling $961,000, 2 parcels of land zoned commercial totaling $820,000, 40 single-family lots in 4 developments totaling $607,000, 2 parcels of undeveloped land zoned residential totaling $366,000 and 3 commercial properties totaling $363,000.

Interest income that would have been recorded for 2014 had non-accruing loans been current in accordance with their original terms and had been outstanding throughout the period was $432,000. The amount of interest related to those nonaccrual loans included in interest income for 2014 was $91,000.

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

It is management’s policy to maintain reserves for estimated incurred losses on loans. The Bank’s management establishes general loan loss reserves based on, among other things, historical loan loss experience, evaluation of economic conditions in general and in various sectors of the Bank’s customer base, and periodic reviews of loan portfolio quality. Specific reserves are provided for individual loans where the ultimate collection is considered questionable by management after reviewing the current status of loans that are contractually past due and considering the net realizable value of the security of the loan or guarantees, if applicable. It is management’s policy to establish specific reserves for estimated inherent losses on delinquent loans when it determines that losses are anticipated to be incurred on the underlying properties. At December 31, 2014, the Bank’s allowance for loan losses amounted to $3.9 million. Management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2014.

Future reserves may be necessary if economic conditions or other circumstances differ substantially from the assumptions used in making the initial determinations. Regulators, in reviewing the Bank’s loan portfolio, may require the Bank to increase its allowance for loan losses, thereby negatively affecting its financial condition and earnings.

The following table sets forth an analysis of the Bank’s aggregate allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$3,993	$4,239	$4,132	$4,212	$4,005

Charge-offs:
Real estate loans:
Commercial	106	479	53	11	238
Residential	204	441	456	605	737
Construction	46	2	196	536	525
Commercial loans	59	137	324	301	398
Consumer loans	90	81	69	107	72

Total charge-offs	505	1,140	1,098	1,560	1,970

Recoveries:
Real estate loans:
Commercial	11	—	—	1	—
Residential	13	42	21	76	16
Construction	4	21	8	1	206
Commercial loans and leases	31	38	4	2	4
Consumer loans	34	38	27	15	18

Total recoveries	93	139	60	95	244

Net charge-offs	(412)	(1,001)	(1,038)	(1,465)	(1,726)

Provision for loan losses	322	755	1,145	1,385	1,933

Balance at end of period	$3,903	$3,993	$4,239	$4,132	$4,212

Ratio of net charge-offs to average loan outstanding during the period	0.13%	0.31%	0.33%	0.47%	0.54%

Allowance for loan losses to non-performing Loans	88.89%	78.80%	55.75%	46.81%	37.45%

Allowance for loan losses to total loans	1.22%	1.26%	1.33%	1.30%	1.33%

The Company had a provision for loan losses of $322,000 for 2014 compared to a provision of $755,000 in 2013. The lower 2014 provision was due primarily to a reduction in nonperforming loans and net charge-offs, and to an improvement in the overall credit quality of the loan portfolio.

Total charge-offs were $505,000 for 2014, and included partial charge-offs totaling $184,000 to three loans related to an interior decorating business, $185,000 to seven residential real estate loans, $46,000 to two construction loans, and $90,000 to consumer loans. Charge-offs totaled $1.1 million for 2013, and included a partial charge-off of $479,000 of a loan on a hotel in northern Indiana, $441,000 to 16 residential real estate loans, and $137,000 to five commercial loans. These charge-offs resulted primarily from the continued effects of the recent economic downturn and slow recovery of the local economy, and were based on new appraisals or new valuations. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans – Credit Quality.”

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

	At December 31,
	2014		2013		2012
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$1,059	34.72%	$1,165	33.05%	$789	31.77%
Residential	1,934	51.04	1,743	53.17	1,504	52.78
Construction	156	4.23	356	3.59	785	4.68
Commercial loans and leases	637	9.14	623	9.23	1,080	9.72
Municipal loans	—	0.24	—	0.32	—	0.37
Consumer loans	117	0.63	106	0.64	81	0.68

Total allowance for loan losses	$3,903	100.00%	$3,993	100.00%	$4,239	100.00%

	At December 31,
	2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Commercial	$736	31.58%	$639	29.79%
Residential	1,605	51.86	1,584	53.30
Construction	940	5.67	1,254	7.77
Commercial loans and leases	788	9.76	657	7.04
Municipal loans	—	0.23	—	0.86
Consumer loans	63	0.90	78	1.24

Total allowance for loan losses	$4,132	100.00%	$4,212	100.00%

Investment Activities

Interest and dividends on investment securities, mortgage-backed securities, FHLB stock and other investments provide the second largest source of income for the Bank (after interest on loans), constituting 8.4% of the Bank’s total interest income (and dividends) for 2014. The Bank maintains its liquid assets at levels believed adequate to meet requirements of normal banking activities and potential savings outflows.

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

The Bank’s investment portfolio consists primarily of mortgage-backed securities issued by Ginnie Mae, Fannie Mae and Freddie Mac. The Bank has also invested in municipal securities and mutual funds and maintains interest-bearing deposits in other financial institutions (primarily the Federal Reserve Bank of Chicago and the FHLB of Indianapolis). As a member of the FHLB System, the Bank is also required to hold stock in the FHLB of Indianapolis. The Bank did not own any security of a single issuer that had an aggregate book value in excess of 10% of its equity at December 31, 2014.

The following table sets forth the amortized cost and fair value of the Bank’s investments in federal agency obligations, mortgage-backed securities, mutual funds, and municipal securities at the dates indicated. All of the other investments were available for sale:

	At December 31,
	2014		2013
		(In thousands)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	$43,675	$44,198	$34,205	$33,806
Ginnie Mae collateralized mortgage obligations	2,053	2,019	2,349	2,214
Mutual fund	1,826	1,867	1,787	1,783

	47,554	48,084	38,341	37,803

Held to maturity:
GSE mortgage-backed pass-through securities	4,736	4,756	—	—
Municipal securities	2,346	2,354	2,347	2,347

	7,082	7,110	2,347	2,347

Total investments	$54,636	$55,194	$40,688	$40,150

The following table sets forth information regarding maturity distribution and average yields for the Bank’s investment securities portfolio at December 31, 2014:

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Available for sale:
Mutual funds (1)	$1,867	1.87%	$—	—%	$—	—%	$—	—%	$1,867	1.87%

Held to maturity:
Municipal securities (2)	$70	7.95%	$370	7.95%	$610	7.95%	$1,296	7.95%	$2,346	7.95%

(1)	Mutual funds have no stated maturity date.
(2)	Presented on a tax-equivalent basis using a tax rate of 34%.

The Bank’s mortgage-backed securities, Ginnie Mae and GSE pass-throughs, and Ginnie Mae collateralized mortgage obligations, include both fixed and adjustable-rate securities. At December 31, 2014, these securities consisted of the following:

	Carrying	Average
	Amount	Yield
	(Dollars in thousands)
Available for sale:

Adjustable-rate:
Repricing in one year or less	$487	1.86%

Fixed-rate:
Maturing in five years or less (1)	29,283	1.97
Maturing in five to ten years (1)	16,447	2.35

Total	$46,217	2.11%

Held to maturity:

Fixed-rate:
Maturing in five to ten years (1)	4,736	2.89

Total	$4,736	2.89%

(1)	Maturities for all securities are based on estimated average life.

Sources of Funds

General. Checking and savings accounts, certificates of deposit and other types of deposits are an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, borrowings and operations. The availability of funds from loan sales and repayments is influenced by general interest rates and other market conditions. Borrowings may be used short-term to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities.

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

As of December 31, 2014, approximately 63.8%, or $241.9 million, of the Bank’s aggregate deposits consisted of various savings and demand deposit accounts from which customers are permitted to withdraw funds at any time without penalty.

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

In addition to retail deposits, the Bank may obtain certificates of deposit from the brokered market. The Bank held no brokered certificates at December 31, 2014 and 2013.

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Bank between the dates indicated, with fixed-rate certificates categorized by original term to maturity:

	Balance at		Balance at
	December 31,		December 31,
	2014		2013		Increase (Decrease)
	(Dollars in thousands)

Noninterest-bearing deposits	$61,063	16.11%	$52,747	14.54%	$8,316	15.77%
Interest-bearing checking	112,899	29.79	98,234	27.09	14,665	14.93
Money market deposits	34,960	9.23	36,125	9.96	(1,165)	(3.23)
Savings deposits	32,997	8.71	30,009	8.28	2,988	9.96
Certificate accounts:
Certificates of $100,000 and more	46,157	12.18	51,188	14.11	(5,031)	(9.83)
Fixed-rate certificates:
12 months or less	20,487	5.40	22,970	6.33	(2,483)	(10.81)
13-24 months	19,202	5.07	21,265	5.86	(2,063)	(9.70)
25-36 months	15,396	4.06	14,937	4.12	459	3.07
37 months or greater	35,191	9.29	34,640	9.55	551	1.59
Variable-rate certificates:
18 months	595	0.16	586	0.16	9	1.54

Total	$378,947	100.00%	$362,701	100.00%	$16,246	4.48

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

The following table sets forth the Bank’s average aggregate balances and interest rates. Average balances in 2014, 2013 and 2012 are calculated from actual daily balances.

	For the Years Ended December 31,
	2014		2013		2012
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Balance	Paid	Balance	Paid	Balance	Paid
	(Dollars in thousands)

Interest-bearing checking	$103,911	0.10%	$101,059	0.10%	$98,553	0.20%
Money market deposits	36,980	0.17	34,853	0.19	30,510	0.21
Savings deposits	32,439	0.05	30,456	0.05	29,609	0.05
Time deposits	141,359	1.04	132,827	1.12	147,914	1.39

Total interest-bearing deposits	314,689	0.52	299,195	0.56	306,586	0.76
Noninterest-bearing demand and savings deposits	59,395		55,946		48,134

Total deposits	$374,084		$355,141		$354,720

The following table sets forth the aggregate time deposits in the Bank classified by rates as of the dates indicated:

	At December 31,
	2014	2013	2012
	(In thousands)
Less than 2.00%	$111,211	$120,113	$108,965
2.00% - 3.99%	25,817	24,531	27,860
4.00% - 5.99%	—	942	1,658

	$137,028	$145,586	$138,483

The following table sets forth the amount and maturities of the Bank’s time deposits at December 31, 2014:

	Amount Due
	Less Than			More Than
	One Year	1-2 Years	2-3 Years	3 Years	Total
	(In thousands)

Less than 1.00%	$58,410	$10,131	$2,143	$—	$70,684
1.00% - 1.99	17,486	8,579	2,713	11,748	40,526
2.00% - 3.99	6,330	1,224	1,626	16,638	25,818

	$82,226	$19,934	$6,482	$28,386	$137,028

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2014:

Maturity Period	Certificates of $100,000 or More
(In thousands)

Three months or less	$6,772
Over three through six months	4,879
Over six through twelve months	15,920
Over twelve months	18,586

Total	$46,157

Borrowings. Deposits are the primary sources of funds for the Bank’s lending and investment activities and for its general business purposes. The Bank also uses advances from the FHLB to supplement its supply of lendable funds, to meet deposit withdrawal requirements and to extend the terms of its liabilities. FHLB advances are typically secured by the Bank’s FHLB stock, a portion of first mortgage loans, investment securities and overnight deposits. At December 31, 2014, the Bank had $28.0 million of FHLB advances outstanding.

The Federal Home Loan Banks function as central reserve banks providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Borrowings decreased $5.0 million in 2014, as the Bank prepaid a Federal Home Loan Bank note that had been used to match-fund a ten-year commercial real estate loan in 2008. The Bank received a $651,000 prepayment penalty fee from the loan payoff and paid a $614,000 prepayment penalty to the Federal Home Loan Bank. Borrowings increased $5.0 million in 2013, as the Bank added a three-year Federal Home Loan Bank note with an interest rate of 0.77% as partial funding of a leverage strategy that involved the purchase of $8.1 million of Ginnie Mae mortgage-backed securities.

On March 8, 2006, the Company formed Ameriana Capital Trust I (“Trust I”), a wholly owned statutory business trust. The Company purchased 100% of the common stock of Trust I for $310,000. Trust I issued $10.0 million in trust preferred securities and those proceeds, combined with the $310,000 in proceeds of the common stock, were used to purchase $10.3 million in subordinated debentures issued by the Company. The subordinated debentures are unconditionally guaranteed by the Company and are the sole asset of Trust I. The subordinated debentures had a rate equal to the average of 6.71% and the three-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points for the first five years following the offering. Effective March 15, 2011, the fixed rate converted to a floating rate and the subordinated debentures now bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2014, the debentures had an interest rate of 1.74%.

The following table sets forth certain information regarding borrowings at the dates and for the periods indicated:

	At or for the Year
	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Amounts outstanding at end of period:
FHLB advances	$28,000	$33,000	$28,000
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Weighted average rate paid on:
FHLB advances at end of period (1)	2.17%	2.54%	2.83%
Subordinated debentures	1.74	1.74	1.81
Repurchase agreement	4.42	4.42	4.42
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$33,000	$33,000	$28,000
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate average amounts outstanding during period:
FHLB advances	$32,677	$29,022	$28,054
Subordinated debentures	10,310	10,310	10,310
Repurchase agreement	7,500	7,500	7,500
Approximate weighted average rate during the period paid on:
FHLB advances	2.52%	2.82%	3.45%
Subordinated debentures	1.74	1.80	1.99
Repurchase agreement	4.42	4.42	4.42

(1)	The actual weighted average rate at December 31, 2014 was 1.10%, but the effective rate was 2.17%. The effective rate incorporates the impact on interest expense from the amortization of two prepayment penalties totaling $1.5 million that resulted when two advances of $10.0 million each were replaced in 2012 with new borrowings that have lower rates and later maturity dates.

Average Balance Sheet

The following table sets forth certain information relating to the Bank’s average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Interest/dividends from tax-exempt municipal loans and tax-exempt municipal securities have been increased by $60,000, $62,000 and $64,000 for 2014, 2013 and 2012, respectively, from the amount listed on the income statement to reflect interest income on a tax-equivalent basis. Average balances for 2014, 2013 and 2012 are calculated from actual daily balances.

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest/ Dividends	Average Yield/ Cost	Average Balance	Interest Dividends	Average Yield/ Cost	Average Balance	Interest/ Dividends	Average Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loan portfolio (1)	$318,913	$16,633	5.22%	$319,452	$15,930	4.99%	$313,057	$16,739	5.35%
Mortgage-backed securities	45,821	1,026	2.24	32,851	634	1.93	38,056	890	2.34
Other securities:
Taxable	2,113	45	2.13	2,072	48	2.30	2,020	61	3.02
Tax-exempt (2)	2,326	186	8.00	2,324	186	8.00	2,323	186	8.01
Short-term investments and other interest-earning assets (3)	42,979	316	0.74	30,160	244	0.81	27,764	220	0.79

Total interest-earning assets	412,152	18,206	4.42	386,859	17,042	4.41	383,220	18,096	4.72
Noninterest-earning assets	59,175			59,732			60,350

Total assets	$471,327			$446,591			$443,570

Interest-bearing liabilities:
Demand deposits and savings	$173,330	181	0.10	$166,368	177	0.11	$158,672	278	0.18
Certificate of deposits	141,359	1,465	1.04	132,827	1,486	1.12	147,914	2,057	1.39

Total interest-bearing deposits	314,689	1,646	0.52	299,195	1,663	0.56	306,586	2,335	0.76
Borrowings	50,487	1,351	2.68	46,832	1,340	2.86	45,864	1,510	3.29

Total interest-bearing liabilities	365,176	2,997	0.82	346,027	3,003	0.87	352,450	3,845	1.09

Noninterest-bearing liabilities	66,956			63,559			55,626

Total liabilities	432,132			409,586			408,076

Stockholders’ equity	39,195			37,005			35,494

Total liabilities and stockholders’ equity	$471,327			$446,591			$443,570

Net interest income		$15,209			$14,039			$14,251

Interest rate spread			3.60%			3.54%			3.63%

Net tax-equivalent yield (4)			3.69%			3.63%			3.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.86%			111.80%			108.73%

(1)	Interest and average yield presented on a tax-equivalent basis using a tax-effective tax rate of 32% for municipal bank qualified tax-exempt loans subject to the Tax Equity and Fiscal Responsibility Act of 1982 penalty. Nonaccrual loans are included in average loans outstanding.
(2)	Interest and average yield presented on a tax-equivalent basis using a tax rate of 34%.
(3)	Includes interest-bearing deposits in other financial institutions, mutual funds, trust preferred securities and FHLB stock.
(4)	Net interest income is presented on a tax-equivalent basis as a percentage of average interest-earning assets.

Subsidiary Activities

The Company maintains two wholly owned subsidiaries, the Bank and Ameriana Capital Trust I. The Company also holds a minority interest in a limited partnership organized to acquire and manage real estate-investments, which qualify for federal tax credits. The Bank has two wholly owned subsidiaries: AIA, which sells insurance products and AFS, which operates a brokerage business. At December 31, 2014, the Bank’s investments in its subsidiaries were approximately $1.7 million, consisting of direct equity investments.

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

Under the Change in Bank Control Act of 1978 (the “CBCA”), notice must be submitted to the Federal Reserve Board if any person (including a company), or any group acting in concert, seeks to acquire 10% of any class of the Company’s outstanding voting securities, unless the Federal Reserve Board determines that such acquisition will not result in a change of control of the bank. Under the CBCA, the Federal Reserve Board has 60 days within which to act on such notice taking into consideration certain factors, including the financial and managerial resources of the proposed acquirer, the convenience and needs of the community served by the bank and the antitrust effects of an acquisition.

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

At December 31, 2014, the Bank’s ratio of Tier 1 capital to average total assets was 9.49%, its ratio of Tier 1 capital to risk-weighted assets was 14.38% and its ratio of total risk-based capital to risk-weighted assets was 15.64%.

Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is management’s belief that, as of December 31, 2014, the Company and the Bank have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

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

Insurance of Deposit Accounts. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The assessment rate ranges from 2.5 to 45 basis points based on domestic deposits to one based on average consolidated total assets minus average tangible equity. No institution may pay a dividend if in default of the federal deposit insurance assessment. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The Federal Reserve Board has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. For the period ended December 31, 2014, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As a result of Basel III (discussed further above), effective January 1, 2015, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5% or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, a regulatory order requiring them to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

Beginning 60 days after becoming “critically undercapitalized,” critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

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

Reserve Requirements. Under Federal Reserve Board regulations, the Bank is required to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows for 2014: a 3% reserve ratio was assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2015, will require a 3% ratio for up to $103.6 million and an exemption of $14.5 million. At December 31, 2014, the Bank met applicable Federal Reserve Board reserve requirements.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (“FHFB”). As a member, the Bank is required to purchase and hold stock in the FHLB of Indianapolis. As of December 31, 2014, the Bank held stock in the FHLB of Indianapolis in the amount of $3.8 million and was in compliance with the above requirement.

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

State Taxation. The State of Indiana imposes a franchise tax which is assessed on qualifying financial institutions, such as the Bank. The tax is based upon federal taxable income before net operating loss carryforward deductions (adjusted for certain Indiana modifications) and is levied at a rate of 8.5% of apportioned adjusted taxable income. The rate will be reduced to 6.5%, phased in by 0.5% increments over four years beginning in 2014.

The Company’s state income tax returns have not been audited by the State of Indiana since 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age at December 31, 2014	Principal Position

Jerome J. Gassen	64	President and Chief Executive Officer of the Bank and the Company

John J. Letter	69	Executive Vice President-Treasurer and Chief Financial Officer of the Bank and the Company

Deborah C. Robinson	48	Executive Vice President and Chief Banking Officer of the Bank and the Company

Michael L. Wenstrup	57	Executive Vice President and Chief Credit Officer of the Bank

Unless otherwise noted, all officers have held the position described below for at least the past five years.

Jerome J. Gassen was appointed President and Chief Executive Officer and director of the Company and the Bank on June 1, 2005. Before joining the Company, Mr. Gassen served as Executive Vice President of Banking of Old National Bank, Evansville, Indiana from August 2003 until January 2005. Before serving as Executive Vice President, Mr. Gassen was the Northern Region President of Old National Bank from March 2000 to August 2003. Mr. Gassen also served on Old National Bank’s Board of Directors from March 2000 until January 2005. Mr. Gassen served as President and Chief Operating Officer of American National Bank and Trust Company, Muncie, Indiana from 1997 until March 2000, when American National was acquired by Old National Bank.

John J. Letter was appointed Executive Vice President, Treasurer and Chief Financial Officer of the Company and the Bank on January 28, 2014. From January 22, 2007 to January 28, 2014, he served as Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank. Before joining the Company, Mr. Letter served as Regional President with Old National Bank in Muncie, Indiana from September 2004 to April 2005. Before being named Regional President, Mr. Letter also served as District President with Old National Bank from November 2003 to September 2004 and Regional Chief Financial Officer – Old National Bank from March 2000 to November 2003. Mr. Letter was also Chief Financial Officer and Controller with American National Bank in Muncie from March 1997 to March 2000.

Deborah C. Robinson was appointed Executive Vice President and Chief Banking Officer of the Bank on January 28, 2014. From March 11, 2008 to January 28, 2014, she served as Senior Vice President, Retail Banking and Chief Marketing Officer. Before joining the Bank, Ms. Robinson was Vice President of Marketing at Old National Bank, Indianapolis, Indiana, for the Central Indiana and Louisville markets from December 2003 until March 2008. Ms. Robinson also held the position of Vice President, Northeast Region, Muncie, Indiana, from March 2000 until December 2003. Prior to Old National, she was the Assistant Vice President, Director of Marketing for American National Bank, Muncie, Indiana from September 1997 until March 2000, when American National was acquired by Old National Bank. Before her banking career, Ms. Robinson was the Marketing Coordinator at OLIVE LLP (now BKD, LLP), Indianapolis, Indiana from December 1993 until September 1997.

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

Our increased emphasis on commercial and construction lending may expose us to increased lending risk. At December 31, 2014, our loan portfolio consisted of $111.5 million, or 34.7%, of commercial real estate loans, $13.6 million, or 4.2%, of construction loans (primarily commercial properties) and $29.4 million, or 9.1%, of commercial and industrial loans and leases. We intend to continue to maintain our emphasis on the origination of commercial loans. However, these types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Commercial and construction loans typically involve larger loan balances compared to one- to four-family residential mortgage loans. Commercial and industrial loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one to four-family residential mortgage loans, we may need to increase our allowance for loan losses to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our commercial and construction borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Our nonperforming loans have declined, however, we may be required to increase our provision for loan losses and to charge-off additional loans in the future, each of which could adversely affect our results of operations. Further, our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio. For 2014, we recorded a provision for loan losses of $322,000. We also recorded net loan charge-offs of $412,000. Although we have experienced a slowly improving local economic recovery, other real estate owned has remained at a relatively high level totaling $6.6 million as of December 31, 2014. Our nonperforming loans totaled $4.4 million, representing 1.37% of total loans, at December 31, 2014. Loans classified as special mention, substandard, doubtful or loss totaled $11.9 million, representing 3.72% of total loans at December 31, 2014. If these loans do not perform according to their terms and the collateral is insufficient to pay any remaining loan balance, we may be required to add further reserves to our allowance for loan losses or we may experience loan losses, which could have a material effect on our operating results. Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

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

At December 31, 2014, our allowance for loan losses as a percentage of total loans was 1.22%. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Subsequent declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our cost of operations is high relative to our assets. Our failure to maintain or reduce our operating expenses costs could hurt our profits. Our operating expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment expense, professional fees, data processing expense, FDIC insurance premiums and assessments, and marketing, totaled $17.2 million for the year ended December 31, 2014 compared to $16.1 million for the year ended December 31, 2013, with $614,000 of the $1.1 million increase related to a prepayment penalty paid to the Federal Home Loan Bank. Newer banking centers in the Indianapolis metropolitan area that have not yet become profitable are currently having a negative impact on our efficiency ratio. The Company’s efficiency ratio totaled 82.6% for the year ended December 31, 2014 compared to 81.1% for the year ended December 31, 2013. Failure to control our expenses could hurt future profits.

The building of market share through our branching strategy could cause our expenses to increase faster than revenues. We opened a full-service banking center in Fishers, Indiana in October 2008, a second banking center in Carmel in December 2008 and a third in Westfield in May 2009. We also purchased property in Plainfield in 2008 with the expectation of building a new full-service banking center, but those plans were put on hold and the Bank is in the process of determining the appropriate time to begin construction based on its long-term expansion strategy. The Bank purchased two vacant banking centers in June 2013 located in Hamilton County, which is in the Indianapolis metropolitan area, and opened the Noblesville Office in September 2014 and the Fishers Crossing Office in November 2014. A Broad Ripple Banking Center, our first brick and mortar location in Marion County, is scheduled to open in mid-2015. There are considerable costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch can be expected to negatively impact our earnings for some period of time until the branch reaches a certain customer base.

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

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 has created a significant shift in the way financial institutions operate. The Dodd-Frank Act created the Consumer Financial Protection Bureau, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10.0 billion or less in assets continue to be examined by their applicable bank regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

We may not be able to realize the full value of our deferred tax asset. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities, coupled with unused tax credits and tax benefits from operating loss carryforwards. At December 31, 2014, our net deferred tax asset was $4.3 million. The net deferred tax asset was composed of approximately $1.2 million of tax benefit from both state and federal net operating loss carryforwards, approximately $954,000 of tax benefit from temporary differences between book and tax income and an unused federal tax credit of $2.7 million, reduced by a valuation allowance of $608,000.

We regularly review our deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences, as well as tax strategies available to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Realization of our deferred tax asset ultimately depends on the existence of sufficient future taxable income. We currently expect that it is more likely than not that our net deferred tax asset at December 31, 2014 will be fully realizable based on our expected future earnings. Realization of our deferred tax asset would significantly improve our earnings and capital through a related reversal of the current valuation allowance.

Any reduction in the corporate tax rate for federal or state income taxes could immediately result in partial impairment of the book value of the deferred tax asset, and require a write-down that would be charged against earnings in the year of the enactment of the related tax law.

Strong competition within our market area could hurt our profits and slow growth. We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Competition also makes it more difficult to grow loans and deposits. According to the FDIC, as of June 30, 2014, we held 29.9% of the deposits in Henry County, Indiana, which was the second largest market share of deposits out of the six financial institutions that held deposits in this county. We also held 9.9% of the deposits in Hancock County, Indiana, which was the fourth largest market share of deposits out of the seven financial institutions that held deposits in this county. We also maintain offices in four other counties in which we held between 0.8% and 5.6% of the deposits in those counties as of June 30, 2014. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit the Company’s growth in the future. Our profitability depends upon our continued ability to compete successfully in our market area.

The trading history of our common stock is characterized by low trading volume. Our common stock may be subject to sudden decreases. Although our common stock trades on the NASDAQ Capital Market, it has not been regularly traded. We cannot predict whether a more active trading market in our common stock will occur or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. We depend upon our ability to process, record and monitor our client transactions on a continuous basis. As client, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and clients.

Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. In addition, to access our products and services, our clients may use personal smartphones, tablet PC’s, personal computers and other mobile devices that are beyond our control systems. Although we have information security procedures and controls in place, our technologies, systems, networks and our clients’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations.

Third parties with whom we do business or that facilitate our business activities, including financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities.

Disruptions or failures in the physical infrastructure or operating systems that support our business and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs and/or additional compliance costs, any of which could materially and adversely affect our financial condition or results of operations.

Capital rules require insured depository institutions and their holding companies to hold more capital. The impact of the capital rules on our financial condition and operations is uncertain but could be materially adverse. In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a require common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “PATRIOT Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

The geographic concentration of our markets in Indiana makes our business highly susceptible to downturns in these local economies and depressed banking markets, which could materially and adversely affect us. Unlike larger financial institutions that are more geographically diversified, we are a regional banking franchise concentrated in certain markets in Indiana. Our success depends significantly on growth in population, income levels, deposits and housing starts in the geographic markets in which we operate. The local economic conditions in these areas have a significant impact on our commercial, real estate and construction loans, the ability of borrowers to repay these loans, and the value of the collateral securing these loans. Adverse changes in, and deterioration of, the economic conditions in the markets in which we operate in Indiana could negatively affect our financial condition, results of operations and profitability. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for loans that we make may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with the our loans.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location of the Company’s office facilities at December 31, 2014 and certain other information relating to these properties at that date.

	Year Acquired	Total Investment	Net Book Value	Owned/ Leased		Square Feet
		(Dollars in thousands)
Main Office:
2118 Bundy Avenue New Castle, Indiana	1958	$2,037	$395	Owned		20,500

Branch Offices:
1311 Broad Street New Castle, Indiana	1890	1,215	168	Owned		18,000

956 North Beechwood Avenue Middletown, Indiana	1971	363	28	Owned		5,500

22 North Jefferson Street Knightstown, Indiana	1979	633	286	Owned		3,400

1810 North State Street Greenfield, Indiana	1995	2,659	1,824	Owned		7,600

99 South Dan Jones Road Avon, Indiana	1995	1,844	1,186	Owned		12,600

1724 East 53rd Street Anderson, Indiana	1993	750	492	Owned		3,000

488 West Main Street Morristown, Indiana	1998	364	217	Owned		2,600

7435 West U.S. 52 New Palestine, Indiana	1999	947	579	Owned		3,300

11521 Olio Road Fishers, Indiana	2008	2,148	1,843	Owned		2,500

3975 West 106th Street Carmel, Indiana	2008	2,098	1,828	Owned		3,500

3333 East State Road 32 Westfield, Indiana	2008	619	489	Leased	(1)	5,000

11991 Fishers Crossing Drive Fishers, Indiana	2013	812	809	Owned		2,400

107 West Logan Street Noblesville, Indiana	2013	623	619	Owned		3,200

Lease for Space Under Construction for Future Branch Office:
5915 N. College Avenue Indianapolis, Indiana	2014	59	59	Leased	(2)	2,375

Land Acquired for Future Branch Office:
2437 East Main Street Plainfield, Indiana	2008	1,377	1,377	Owned		—

Former Branch Office Used to House Lending Personnel:
6653 West Broadway McCordsville, Indiana	2004	1,141	923	Owned		3,400

Ameriana Insurance Agency, Inc.:
1908 Bundy Avenue New Castle, Indiana	1999	391	266	Owned		5,000

Total		$20,080	$13,388

(1)	The initial lease expires on May 31, 2029 and the Bank has options for four additional terms of five years each.
(2)	The initial lease expires in mid-2025, and the Bank has options for two additional terms of five years each.

The total net book value of $13.4 million shown above for the Company’s office facilities is $2.1 million less than the total of $15.5 million shown for premises and equipment on the consolidated balance sheet. This difference represents the net book value as of December 31, 2014 for furniture, equipment and automobiles.

Item 3.	Legal Proceedings

On March 18, 2014, the City of Noblesville filed action seeking to take title of the real estate purchased by Ameriana Bank that was used to open a banking center in September 2014. The suit seeks to acquire title pursuant to condemnation proceedings and the City has made an offer to acquire the real estate for $375,000. That offer has been rejected by the Bank. The City has agreed not to take action before July 1, 2016, during which time the Bank can continue to operate its banking center. The Court has now entered its order approving the agreement.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market for Common Equity and Related Stockholder Matters

The Company’s common stock, par value $1.00 per share, is traded on the NASDAQ Capital Market under the symbol “ASBI.” On March 9, 2015, there were 316 holders of record of the Company’s common stock. The Company’s ability to pay dividends depends on a number of factors including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurance can be given that we will continue to pay dividends or that they will not be reduced in the future. See Note 12 to the Consolidated Financial Statements included under Item 8 of this Form 10-K for a discussion of the restrictions on the payment of cash dividends by the Company.

The following table sets forth the high and low sales prices for the common stock as reported on the NASDAQ Capital Market and the cash dividends declared on the common stock for each full quarterly period during the last two fiscal years.

	2014			2013
			Dividends			Dividends
Quarter Ended:	High	Low	Declared	High	Low	Declared

March 31	$14.00	$13.00	$0.02	$9.30	$7.42	$0.01
June 30	16.73	13.11	0.02	10.88	9.00	0.01
September 30	20.00	13.15	0.02	12.96	10.07	0.01
December 31	18.50	14.38	0.02	14.07	12.50	0.01

Purchases of Equity Securities

We did not repurchase any of our common stock during the quarter ended December 31, 2014 and at December 31, 2014 we had no publicly announced repurchase plans or programs.

Item 6.	Selected Financial Data

	(Dollars in thousands, except per share data)
	At December 31,
Summary of Financial Condition	2014	2013	2012	2011	2010
Cash	$6,020	$5,049	$6,589	$6,204	$3,673
Investment securities	55,166	40,150	41,645	43,847	38,608
Loans, net of allowances for loan losses	316,113	312,035	313,205	312,509	312,715
Interest-bearing deposits and stock in Federal Home Loan Bank	35,039	43,264	24,440	7,977	13,175
Other assets	60,480	58,106	59,884	59,254	61,486

Total assets	$472,818	$458,604	$445,763	$429,791	$429,657

Deposits noninterest-bearing	$61,063	$52,747	$53,024	$40,197	$34,769
Deposits interest-bearing	317,884	309,954	303,679	297,053	303,209
Borrowings	45,810	50,810	45,810	49,810	51,810
Other liabilities	7,009	7,380	6,704	8,226	6,618

Total liabilities	431,766	420,891	409,217	395,286	396,406
Stockholders’ equity	41,052	37,713	36,546	34,505	33,251

Total liabilities and stockholders’ equity	$472,818	$458,604	$445,763	$429,791	$429,657

	Year Ended December 31,
Summary of Earnings	2014	2013	2012	2011	2010
Interest income	$18,146	$16,980	$18,032	$18,794	$19,985
Interest expense	2,997	3,003	3,845	4,870	6,574

Net interest income	15,149	13,977	14,187	13,924	13,411
Provision for loan losses	322	755	1,145	1,385	1,933
Other income	5,617	5,801	5,181	5,628	5,650
Other expense	17,211	16,095	15,827	17,004	16,817

Income before taxes	3,233	2,928	2,396	1,163	311
Income tax (benefit)	867	741	556	21	(242)

Net income	$2,366	$2,187	$1,840	$1,142	$553

Basic earnings per share	$0.79	$0.73	$0.62	$0.38	$0.19
Diluted earnings per share	$0.79	$0.73	$0.62	$0.38	$0.19

Dividends declared per share	$0.08	$0.04	$0.04	$0.04	$0.04

Book value per share	$13.59	$12.61	$12.23	$11.54	$11.12

	Year Ended December 31,
Other Selected Data	2014	2013	2012	2011	2010
Return on average assets	0.50%	0.49%	0.41%	0.26%	0.13%
Return on average equity	6.04	5.91	5.18	3.38	1.66
Ratio of average equity to average assets	8.32	8.29	8.00	7.76	7.68
Dividend payout ratio (1)	10.14	5.48	6.50	10.47	21.70

(1)	Dividends per share declared divided by net income per share.

Quarterly Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Total interest income	$4,474	$4,385	$4,245	$5,042
Total interest expense	758	755	760	724
Net interest income	3,716	3,630	3,485	4,318
Provision for loan losses	150	150	22	—
Net income	729	603	501	533
Securities gains - net	—	—	—	—

Basic earnings per share	0.24	0.20	0.17	0.18

Diluted earnings per share	0.24	0.20	0.17	0.18

Dividends declared per share	0.02	0.02	0.02	0.02

Stock price range
High	$14.00	$16.73	$20.00	$18.50
Low	$13.00	$13.11	$13.15	$14.38

2013
Total interest income	$4,291	$4,261	$4,184	$4,244
Total interest expense	762	747	746	748
Net interest income	3,529	3,514	3,438	3,496
Provision for loan losses	255	210	210	80
Net income	614	531	561	481
Securities gains - net	92	—	75	—

Basic earnings per share	0.21	0.18	0.19	0.16

Diluted earnings per share	0.21	0.18	0.19	0.16

Dividends declared per share	0.01	0.01	0.01	0.01

Stock price range
High	$9.30	$10.88	$12.96	$14.07
Low	$7.42	$9.00	$10.07	$12.50

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are headquartered in New Castle, Indiana. We conduct business through our main office at 2118 Bundy Avenue, New Castle, Indiana, through 13 branch offices located in New Castle, Middletown, Knightstown, Morristown, Greenfield, Anderson, Avon, New Palestine, Carmel, Westfield and two in Fishers, Indiana.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. On July 1, 2009, AIA purchased the book of business of Chapin-Hayworth Insurance Agency Inc. located in New Castle, Indiana, and on July 27, 2011, AIA purchased the insurance book of business of Koontz Insurance & Financial Services also located in New Castle, Indiana. AFS had offered insurance products through its ownership of an interest in Family Financial Life Insurance Company (“Family Financial”), New Orleans, Louisiana, which offers a full line of credit-related insurance products. On May 22, 2009, the Company announced that AFS had liquidated its 16.67% interest in Family Financial, and recorded a pre-tax gain of $192,000 from the transaction. AFS also operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public. The Company holds a minority interest in a limited partnership, House Investments, organized to acquire and manage real estate investments which qualify for federal tax credits.

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

Expansion

To diversify the balance sheet and provide new avenues for loan and deposit growth, the Bank further expanded into the Indianapolis area, adding three full-service offices in 2008 and 2009 in the suburban markets of Carmel, Fishers and Westfield. The Bank purchased two vacant banking centers on June 2013 located in Hamilton County, which is in the Indianapolis metropolitan area, and opened the Noblesville Office in September 2014 and the Fishers Crossing Office in November 2014. As a result, half of our banking centers are located in the Indianapolis metropolitan area. These banking centers are focused on generating new deposit and lending relationships, where significant opportunities exist to win market share from smaller institutions lacking the depth of financial products and services, and from large institutions that have concentrated on large business customers. A Broad Ripple Banking Center, our first brick and mortar location in Marion County, is scheduled to open in mid-2015.

Although the expansion strategy initially negatively affects earnings, the Bank’s expansion into new markets is critical for its long-term sustainable growth. Additional expansion in the Indianapolis metropolitan area includes plans for the building of a new full-service banking center in Plainfield on property purchased in early 2008, which was put on hold and the Bank is now in the process of determining the appropriate time to begin construction.

Executive Overview of 2014

The Company recorded net income of $2.4 million, or $0.79 per share, for 2014, compared to net income of $2.2 million, or $0.73 per share, for 2013. The growth in earnings for 2014 was due primarily to an improvement in net interest income and a reduction in the provision for loan losses, partly offset by lower total noninterest income and higher total noninterest expense. Following is additional summary information for the year:

•	Consistent with its capital contingency plan, the Company paid a de minimis quarterly dividend of $0.01 per share, or $0.04 per share for each year from 2010 through 2013. In 2014, the quarterly dividend was increased to $0.02 per share, or $0.08 per share for the year.

•	The Company’s tangible common equity ratio at December 31, 2014 was 8.45%.

•	At December 31, 2014, the Bank’s tier 1 leverage ratio was 9.49%, the tier 1 risk-based capital ratio was 14.38%, and the total risk-based capital ratio was 15.64%. All three ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

•	Net interest income of $15.1 million for 2014 represented an increase of $1.2 million over 2013 due primarily to increases of $25.3 million in average interest-earning and $745,000 in prepayment fees, which included a $651,000 prepayment fee related to a match-funded commercial real estate loan. These metrics contributed to a six basis point increase in net interest margin from 3.63% for 2013 to 3.69% for 2014.

•	The Bank recorded a $322,000 provision for loan losses in 2014 compared with a $755,000 provision in 2013. The improvement was due primarily to a reduction in nonperforming loans and net charge-offs.

•	Total nonperforming loans of $4.4 million, or 1.37%, of total loans at December 31, 2014, represented a $676,000 decrease from $5.1 million, or 1.60% of total loans at December 31, 2013.

•	Net charge-offs declined $589,000 from $1.0 million in 2013 to $412,000 in 2014.

•	The allowance for loan losses was $3.9 million, or 1.22% of total loans at December 31, 2014, compared with $4.0 million, or 1.26% of total loans at December 31, 2013.

•	Other income of $5.6 million for 2014 was $184,000, or 3.2%, lower than the total for the prior year, due primarily to the $341,000 decrease in gains on sales of mortgage loans and servicing rights that resulted from a decline in demand in our markets, coupled with management’s decision to retain a substantial portion of the 2014 loan originations for the Bank’s portfolio. The change in other income also included the following differences:

•	Fees and service charges on deposit accounts of $2.7 million for 2014 represented a $228,000, or 9.3%, improvement over 2013 that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships.

•	A $57,000 decrease in brokerage and insurance commissions to $1.6 million for 2014 included a $38,000 decrease in commissions and fees earned by the Bank’s investment services subsidiary that resulted primarily from a lower volume of sales, and a $34,000 decrease in the contingency bonus received by the Bank’s insurance subsidiary related to claims loss experience.

•	The Bank had no sales of investment securities in 2014, compared to $167,000 in net gains from $10.2 million in sales in 2013.

•	A $32,000 decrease in the net loss from sales and write-downs of other real estate owned to $3,000 for 2014 compared with $35,000 for 2013.

•	A $60,000 increase in other real estate owned income to $280,000 that resulted primarily from the January 2014 collection of $26,000 in delinquent rent from a tenant of a commercial strip center.

•	Other expense for 2014 of $17.2 million was $1.1 million, or 6.9%, higher than 2013, due primarily to a prepayment penalty of $614,000 paid to the Federal Home Loan Bank related to a borrowing for a match-funded commercial real estate loan, and to costs associated with two new banking centers. The change in other expense also included the following differences:

•	Total salaries and employee benefits of $9.3 million for 2014 represented an increase of $323,000, or 3.6%, from 2013 that was due in part to $155,000 of expense related to the two new banking centers opened in the last half of 2014, and a $71,000 increase in the expense of our frozen multi-employer defined benefit retirement plan.

•	A $56,000 decrease in furniture and equipment expense to $778,000 related mostly to reduced ATM maintenance expense and lower depreciation.

•	A $149,000 increase in legal and professional fees to $723,000 was due primarily to a $72,000 increase in legal fees, a $38,000 increase in fees related to successful appeals of real estate tax assessments and a $16,000 increase in recruiting fees.

•	A $127,000 decrease in FDIC insurance premiums resulted primarily from a reduction in the Bank’s assessment rate.

•	A $90,000 increase in data processing expense related primarily to our cost to support greater use of new technology by our customers.

•	A $168,000 increase in marketing expense to $529,000 for 2014 related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area.

•	An $84,000 decrease in other real estate owned expense to $277,000 related primarily to real estate tax refunds from successful appeals of assessments that resulted in a $55,000 expense reduction.

•	A $66,000 decrease in loan expense resulted primarily from an expense reversal of $62,000 as a result of the repurchase of a non-performing loan by the servicer.

•	A $102,000 increase in other noninterest expense to $1.7 million resulted primarily from a $101,000 increase in expense related to split-dollar life insurance agreements.

•	The Company had income before income taxes of $3.2 million for 2014 and recorded income tax expense of $867,000, an effective rate of 26.8%, which was lower than the statutory rate due primarily to a significant amount of tax-exempt bank-owned life insurance.

The Company’s total assets of $472.8 million at December 31, 2014 were up $14.2 million, or 3.1%, from $458.6 million at December 31, 2013:

•	Net loans receivable were $316.1 million at December 31, 2014, which represented a $4.1 million, or 1.3%, increase from $312.0 million at December 31, 2013. Portfolio growth efforts in 2014 were hampered mostly by prepayments of large commercial real estate loans, for which the Bank received $778,000 in prepayment fees, and also by a weak local single-family residential mortgage market. Total prepayment fees received were partly offset by a $614,000 prepayment penalty paid to the Federal Home Loan Bank related to one of the commercial real estate loans that was match-funded.

•	The growth in total loans outstanding to $321.0 million at December 31, 2014 resulted from a $6.7 million increase in commercial real estate loans to $111.5 million, a $2.2 million increase in construction loans to $13.6 million, and a $104,000 increase in commercial loans to $29.4 million, partly offset by a $4.7 million decrease in residential real estate loans to $163.8 million, a $212,000 decrease in municipal loans to $785,000 and a $14,000 decrease in consumer loans to $2.0 million.

•	Reflective of the effect of the low interest rate environment coupled with competitive pricing pressures, the 4.67% weighted-average rate for the loan portfolio at December 31, 2014 represented a sixteen basis point decrease from 4.83% at December 31, 2013.

•	The Bank experienced an increase of $15.0 million, or 37.4%, in the investment securities portfolio during 2014 to $55.2 million, which was due primarily to $21.0 million in purchases of Ginnie Mae and GSE mortgage-backed securities and a $1.1 million increase in the market value of the available for sale portfolio, partly offset by $6.9 million of principal payments on mortgage securities.

•	The Company had a $8.6 million decrease in interest-bearing demand deposits at the Federal Reserve Bank of Chicago to $27.0 million that was due primarily to growth in the investment securities portfolio.

•	Other real estate owned of $6.6 million at December 31, 2014 represented an increase of $1.5 million from December 31, 2013, with the addition of ten properties totaling $2.4 million, the sale of 18 properties with a total book value of $900,000, and $26,000 in write-downs during the year. The additions included a residential condominium project with a book value of $1.5 million.

•	Total deposits of $378.9 million at December 31, 2014 represented an increase of $16.2 million, or 4.5%, for the year. Non-maturity deposits grew $24.8 million, or 11.4%, to $241.9 million, while certificates of deposit decreased $8.6 million, or 5.9%, to $137.0 million.

•	The Bank achieved a seven basis point reduction in the weighted average cost of interest-bearing deposits to 0.48% at December 31, 2014 from 0.55% at the end of 2013.

•	Total borrowings decreased by $5.0 million in 2014 to $45.8 million, due to the Bank prepaying a 4.60% Federal Home Loan Bank note with a maturity date of November 20, 2018 that had been used to match-fund a commercial real estate loan in 2008.

Strategic Summary

The 2008 economic downturn created a challenging operating environment for all businesses, and, in particular, the financial services industry. Earnings pressure is expected to moderate as the current slowly improving economy continues to slowly increase loan demand. Deposit acquisition continues to be competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies during this extended low interest rate environment have minimized the negative impact on the Company’s interest rate spread and net interest income. Managing noninterest expense prudently has been a priority of management, and the Company has utilized aggressive cost control measures, including job restructuring and eliminating certain discretionary expenditures.

With the Bank’s mantra of “Soundness. Profitability. Growth – in that order, no exceptions,” the priorities, culture and risk strategy of the Bank are focused on asset quality and credit risk management. Despite the current economic pressures, as well as the industry’s challenges related to compliance and regulatory requirements, tightened credit standards, and capital preservation, Management remains cautiously optimistic that business conditions are improving and is steadfast in the belief that the Company is well positioned to grow and enhance shareholder value as this recovery gains momentum.

With a community banking history stretching back more than 124 years, the Bank has built its strong reputation through community outreach programs and being a workplace of choice. By combining its rich tradition with exceptional customer service, the Bank will accomplish its mission by:

•	being our customer’s first choice for financial advice and solutions;

•	informing and educating customers on the basics of money management; and

•	understanding and meeting customer’s financial needs throughout their life cycle.

Serving customers requires the commitment of all Ameriana Bank associates to provide exceptional service and sound financial advice. We believe these qualities differentiate us from our competitors and increase profitability and shareholder value.

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

Increase Market Share in Existing Markets and Expand into New Markets. Tremendous opportunity exists to expand our products and services per household with existing customers and attract new customers in both our existing and new markets. The Bank’s expansion strategy in the Indianapolis metropolitan area is well underway as a result of opening three well-situated locations in Hamilton County in 2008 and 2009, located just north of Marion County and Indianapolis. In June 2013, the Bank purchased two vacant banking centers in the Hamilton County Indianapolis metropolitan area. The Noblesville Banking Center opened in September 2014 and the Bank opened the Fishers Crossing Banking center in November 2014. With the addition of these two offices, Ameriana has five locations in Hamilton County. A Broad Ripple Banking Center, the Bank’s first brick and mortar location in Marion County, is scheduled to open in the middle of 2015. In addition, the Company owns a site in Plainfield, which will enhance our presence on the west side of Indianapolis along with our existing office in Avon. Construction of the Plainfield office was put on hold until we have determined the appropriate time to open the office, based on the Bank’s long-term expansion strategy. The Bank currently plans to continue the strategy of acquiring additional locations for development of full-service banking centers to increase our footprint in Marion County and surrounding Indianapolis metropolitan area and to boost our visibility in this market, while maximizing profitability for its shareholders.

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

Valuation Measurements. Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities are carried at fair value, as defined by FASB fair value guidance, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts for goodwill and intangible assets. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment rates and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect the Company’s results of operations.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2014 and December 31, 2013, we determined that our existing valuation allowance was adequate, largely based on our projections of future taxable income and available tax planning strategies, which include the evaluation of a sale/leaseback of office properties, sales of banking centers not important to long-term growth objectives, and a reduction of our current investment in tax-exempt bank owned life insurance policies. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2014.

FINANCIAL CONDITION

Total assets increased by $14.2 million, or 3.1%, to $472.8 million at December 31, 2014 from $458.6 million at December 31, 2013. This change was due primarily to an increase in investment securities that were funded primarily from growth in deposit balances, as loan growth efforts were limited by a weak local single-family residential mortgage market and by a significant volume of prepayments of commercial real estate loans.

Cash and Cash Equivalents

Cash and cash equivalents decreased $7.7 million to $33.1 million at December 31, 2014 from $40.8 million at December 31, 2013. Interest-bearing demand deposits decreased $8.7 million to $27.1 million at December 31, 2014, with the totals for both year-end dates consisting almost entirely of balances with the Federal Reserve Bank of Chicago.

Interest-Bearing Time Deposits

At December 31, 2014, the Bank held $4.2 million in FDIC-insured bank certificates of deposit, which had a weighted-average interest rate of 1.24% and a weighted-average remaining life of approximately 2.0 years.

Securities

Investment securities increased $15.0 million, or 37.4%, to $55.2 million at December 31, 2014 from $40.2 million at December 31, 2013. This change was due primarily to $21.0 million in purchases of Ginnie Mae and GSE mortgage-backed pass-through securities and a $1.1 million increase in the market value of the available for sale portfolio that resulted from a decline in market interest rates during 2014, partly offset by $6.9 million of principal repayments on the mortgage securities and $271,000 of net amortization of purchase premiums and discounts.

All mortgage-backed securities and collateralized mortgage obligations at December 31, 2014 are guaranteed by either Ginnie Mae, Fannie Mae or Freddie Mac. All of our investments are evaluated for other-than-temporary impairment, and such impairment, if any, is recognized as a charge to earnings. There were no other than temporarily impaired investment securities as of December 31, 2014.

The following table identifies changes in the investment securities carrying values:

(Dollars in thousands)
	2014	2013	$ Change	% Change
December 31:

Available for sale:
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,198	$33,806	$10,392	30.74%
Ginnie Mae collateralized mortgage obligations	2,019	2,214	(195)	(8.81)
Mutual funds	1,867	1,783	84	4.71

	48,084	37,803	10,281	27.20

Held to maturity:
GSE mortgage-backed pass-through securities	4,736	—	4,736	—
Municipal securities	2,346	2,347	(1)	(0.04)

	7,082	2,347	4,735	201.75

Totals	$55,166	$40,150	$15,016	37.40

The following table identifies the percentage composition of the invested securities.

	2014	2013	2012
December 31:

Available for sale
Ginnie Mae and GSE mortgage-backed pass-through securities	80.1%	84.2%	83.8%
Ginnie Mae collateralized mortgage obligations	3.7	5.5	6.1
Mutual funds	3.4	4.5	4.5

	87.2	94.2	94.4

Held to maturity:
GSE mortgage-backed pass-through securities	8.6	—	—
Municipal securities	4.2	5.8	5.6

	12.8	5.8	5.6

Totals	100.0%	100.0%	100.0%

See Note 3 to the Consolidated Financial Statement for more information on investment securities.

Loans

Net loans receivable totaled $316.1 million at December 31, 2014, an increase of $4.1 million, or 1.3% from $312.0 million at December 31, 2013. Additional growth was hindered by prepayments of large commercial real estate loans, for which the Bank received $778,000 in prepayment fees, and also by a weak local single-family residential mortgage loan market. Total prepayment fees received were partly offset by a $614,000 prepayment penalty paid to the Federal Home Loan Bank related to one of the commercial real estate loans that was match-funded.

Residential real estate loans decreased $4.7 million to $163.8 million at December 31, 2014, from $168.5 million at December 31, 2013. New loan originations involved a mix of owner-occupied single-family and investment properties, as well as a blend of fixed-rate and, to a lesser degree, variable-rate notes. During 2014, the Bank originated $32.5 million in non-construction residential real estate loans, including home equity loans, and sold $4.7 million into the secondary market.

Commercial real estate loans increased $6.7 million to $111.5 million at December 31, 2014, from $104.8 million at December 31, 2013. Commercial loans and leases increased $104,000 to $29.4 million at December 31, 2014 from $29.3 million at December 31, 2013. Non-construction commercial real estate loans totaling $38.1 million were originated in 2014, and $12.3 million in other commercial loans were also added in 2014.

Construction loans increased $2.2 million to $13.6 million at December 31, 2014 from $11.4 million at December 31, 2013. Construction loan originations in 2014 totaled $13.0 million, which included eight commercial construction loans totaling $9.1 million and 17 residential construction loans totaling $3.9 million.

On December 31, 2014, the Bank had two loans to local municipalities totaling $785,000, compared to three loans totaling $997,000 at December 31, 2013. Municipal loans are usually added through a competitive bid process. No municipal loans were added in 2014 or in 2013.

Consumer loans declined $14,000 from December 31, 2013 to $2.0 million at December 31, 2014. This decrease reflected the impact of the local economy and competitive pressures on the Bank’s lending growth objectives. The Bank originated $1.2 million of consumer loans in 2014.

New loan volume in 2014 totaled $97.5 million. New loan volume in 2013 totaled $81.1 million. New residential loan additions, including $11.0 million of construction loans and $155,000 in purchases, increased to $43.7 million in 2014 from $41.0 million in 2013. Commercial loan, commercial real estate, and commercial construction loan additions in 2014, including a $254,000 purchased loan, totaled $52.6 million, compared to $39.0 million in 2013. New consumer loans totaled $1.2 million in 2014 compared to $1.1 million in 2013.

We generally retain loan servicing on loans sold. Loans we serviced for investors, primarily Freddie Mac, Fannie Mae and the Federal Home Loan Bank of Indianapolis, totaled approximately $70.9 million at December 31, 2014 compared to $80.7 million at December 31, 2013. The decrease of $9.8 million for 2014 was due to $14.5 million of payoffs and other principal payments on loans serviced for investors exceeding the $4.7 million of loans sold with servicing retained during the year. Loans sold that we service generate a steady source of fee income, with servicing fees ranging from 0.25% to 0.375% per annum of the loan principal amount.

Credit Quality

Nonperforming loans decreased $676,000 to $4.4 million at December 31, 2014 from $5.1 million at December 31, 2013. Nonaccrual residential real estate loans decreased $555,000 for the year to $2.2 million at December 31, 2014, primarily as a result of the repurchase of a loan with a $781,000 balance at December 31, 2013. Nonaccrual construction loans decreased by $371,000 and nonaccrual commercial loans declined $216,000 during 2014. There was one nonaccrual commercial real estate loan with a balance of $812,000 at December 31, 2014, an increase of $460,000 over a year earlier.

We recorded net charge-offs of $412,000 in 2014 and $1.0 million in 2013. Total charge-offs were $505,000 in 2014 and $1.1 million in 2013. Total recoveries in 2014 were $93,000, while total recoveries were $139,000 in 2013.

The allowance for loan losses as a percent of loans was 1.22% at December 31, 2014 and 1.26% at December 31, 2013. As a result of our review of collateral positions and historic loss ratios, management believes that the allowance for loan losses is adequate to cover all incurred and probable losses inherent in the portfolio at December 31, 2014.

Premises and Equipment

Premises and equipment of $15.5 million at December 31, 2014 represented an $825,000 increase from $14.7 million at December 31, 2013. The net increase resulted primarily from capital expenditures totaling $1.8 million, of which $1.1 million related to the two new banking centers, partly offset by $966,000 of depreciation for the year.

Stock in Federal Home Loan Bank

The $719,000 decrease in Federal Home Loan Bank stock to $3.8 million at December 31, 2014 was the result of a stock repurchase program initiated by the Federal Home Loan Bank in 2014.

Goodwill

Goodwill was $656,000 at December 31, 2014, unchanged from December 31, 2013. Goodwill of $457,000 relates to deposits associated with a banking center acquired on February 27, 1998, and $199,000 is the result of three separate acquisitions of insurance businesses. The results of the Bank’s impairment tests have reflected a fair value for the deposits at this banking center that exceeds the goodwill, and a fair value of the three insurance agency books of business purchased that exceeds the associated goodwill.

Cash Value of Life Insurance

We have investments in life insurance on employees and directors, with a balance or cash surrender value of $28.4 million and $27.7 million, respectively, at December 31, 2014 and 2013. The majority of these policies were purchased in 1999. Some policies were exchanged in 2014 to reduce our concentration with one insurance carrier, and some policies with lower returns were exchanged in 2007 as part of a restructuring of the program. The nontaxable increase in cash surrender value of life insurance was $716,000 in 2014, compared to $720,000 in 2013.

Other Real Estate Owned

Other real estate owned of $6.6 million at December 31, 2014 represented an increase of $1.5 million from December 31, 2013. Ten additions to other real estate owned totaling $2.4 million and the sale of eight properties with an aggregate book value of $900,000 occurred during 2014. The additions included a residential condominium project with a book value of $1.5 million, two commercial real estate properties totaling $244,000, five single-family residential properties totaling $472,000 and 20 residential building lots totaling $195,000. The sales resulted in a net gain of $23,000, and consisted of five single-family properties, two residential building lots, and developed commercial land. Write-downs of other real estate owned during 2014 totaled $26,000, of which $24,000 related to an outlot adjacent to a strip retail center also owned by the Bank. All of the write-downs during 2014 were due to reduction of the property’s market value, evidenced by updated appraisals or valuations received during the period.

Other Assets

Other assets were $8.9 million at December 31, 2014, compared to $9.9 million at December 31, 2013. The decrease of $966,000 resulted primarily from a $1.0 million reduction of the Company’s net income tax asset.

Deposits

The following table shows deposit changes by category:

(Dollars in thousands)
December 31,	2014	2013	$ Change	% Change
Noninterest-bearing deposits	$61,063	$52,747	$8,316	15.77%
Savings deposits	32,997	30,009	2,988	9.96
Interest-bearing checking	112,899	98,234	14,665	14.93
Money market deposits	34,960	36,125	(1,165)	(3.23)
Certificates $100,000 and more	46,157	51,188	(5,031)	(9.83)
Other certificates	90,871	94,398	(3,527)	(3.74)

Totals	$378,947	$362,701	$16,246	4.48

Non-maturity deposits increased $24.8 million, or 11.4%, to $241.9 million at December 31, 2014 from $217.1 million at December 31, 2013. The growth resulted primarily from a $23.0 million increase in checking account balances, noninterest-bearing and interest-bearing deposits, which included a $7.0 million temporary public funds checking balance related to a municipal construction project. The $8.6 million decline in certificate balances resulted primarily from the Bank’s decision not to renew a maturing $7.5 million State of Indiana certificate deposit that was accepted in December 2013.

Borrowings

Borrowings decreased $5.0 million to $45.8 million at December 31, 2014 from $50.8 million at December 31, 2013, as the Bank prepaid a Federal Home Loan Bank note that had been used to match-fund a ten-year commercial real estate loan in 2008. The Bank received a $651,000 prepayment fee from the loan payoff and paid a $614,000 prepayment penalty to the Federal Home Loan Bank. In 2013, the Bank added a three-year Federal Home Loan Bank note with an interest rate of 0.77%. The proceeds from the note were used to purchase $8.1 million of Ginnie Mae mortgage-backed securities, with the balance of the purchase funded with cash from the Bank’s interest-bearing demand account at the Federal Reserve Bank of Chicago. In September 2012, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.42% and maturity date of June 24, 2015, using the proceeds from a $10.0 million FHLB borrowing with an interest rate of 0.96% and maturity date of September 20, 2017. In November 2012, the Bank prepaid a $10.0 million FHLB note that had an interest rate of 3.40% and maturity date of July 24, 2015, using the proceeds from a $10.0 million borrowing with an interest rate of 0.92% and maturity date of November 28, 2017. This restructuring strategy, which included two prepayment penalties totaling $1.5 million that are being amortized over the lives of the two new borrowings, allowed the Bank to extend the debt during a low interest rate environment, and reduce the amount of interest expense that will be recorded during the period from the restructuring dates to the original maturity dates of the replaced borrowings.

At December 31, 2014, our borrowings consisted of FHLB advances totaling $28.0 million, one $7.5 million repurchase agreement, and subordinated debentures of $10.3 million. The subordinated debentures were issued on March 7, 2006, and mature on March 7, 2036.

Yields Earned and Rates Paid

The following tables set forth the weighted average yields earned on interest-earning assets and the weighted average interest rates paid on the interest-bearing liabilities, together with the net yield on interest-earning assets. Yields are calculated on a tax-equivalent basis. The tax-equivalent adjustment was $60,000, $62,000 and $64,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

	Year Ended December 31,
	2014	2013	2012
Weighted Average Yield:

Loans	5.22%	4.99%	5.35%
Mortgage-backed pass through and collateralized mortgage obligations	2.24	1.93	2.34
Securities – taxable	2.13	2.30	3.02
Securities – tax-exempt	8.00	8.00	8.01
Other interest-earning assets	0.74	0.81	0.79
All interest-earning assets	4.42	4.41	4.72
Weighted Average Cost:
Demand deposits, money market deposit accounts, and savings	0.10	0.11	0.18
Certificates of deposit	1.04	1.12	1.39
Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	2.68	2.86	3.29
All interest-bearing liabilities	0.82	0.87	1.09

Interest Rate Spread (spread between weighted average yield on all Interest-earning assets and all interest-bearing liabilities)	3.60	3.54	3.63

Net Tax Equivalent Yield (net interest income as a percentage of average interest-earning assets)	3.69	3.63	3.72

	At December 31,
	2014	2013	2012
Weighted Average Interest Rates:

Loans	4.67%	4.83%	5.07%
Mortgage-backed pass through and collateralized mortgage obligations	2.18	2.21	2.11
Other securities – taxable	1.87	2.01	2.00
Other securities – tax-exempt	7.95	7.95	7.95
Other earning assets	0.72	0.65	0.96
Total interest-earning assets	4.03	4.15	4.52
Demand deposits, money market deposit accounts, and savings	0.10	0.11	0.11
Certificates of deposit	0.99	1.06	1.19
Federal Home Loan Bank advances, repurchase agreement, and subordinated debentures (1)	2.48	2.69	2.86
Total interest-bearing liabilities	0.73	0.86	0.90
Interest rate spread	3.30	3.29	3.62

(1)	The actual weighted average rate at December 31, 2014 for Federal Home Loan Bank advances was 1.10%, but the effective rate was 2.17%, which was used in this calculation. The effective rate incorporates the impact on interest expense from the amortization of two prepayment penalties totaling $1.5 million that resulted when two advances of $10.0 million each were replaced in 2012 with new borrowings that have lower rates and later maturity dates.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income, interest expense and net interest income for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to the rate and the changes due to volume. No material amounts of loan fees or out-of-period interest are included in the table. Nonaccrual loans were not excluded in the calculations. The information shown below was adjusted for the tax-equivalent benefit of bank qualified non-taxable municipal securities and municipal loans. The tax-equivalent adjustment was $60,000, $62,000 and $64,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

	Year Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In thousands)
Interest income:
Loans	$(27)	$730	$703	$342	$(1,151)	$(809)
Mortgage-backed securities	290	102	392	(122)	(134)	(256)
Securities – taxable	—	(3)	(3)	2	(15)	(13)
Securities – tax-exempt	—	—	—	—	—	—
Other interest-earning assets	93	(21)	72	18	6	24

Total interest-earning assets	356	808	1,164	240	(1,294)	(1,054)

Interest expense:
Demand deposits and savings	6	(2)	4	14	(115)	(101)
Certificates of deposits	87	(108)	(21)	(211)	(360)	(571)
FHLB advances, Federal Reserve Bank discount window borrowings, repurchase agreement and subordinated debentures	96	(85)	11	32	(202)	(170)

Total interest-bearing liabilities	189	(195)	(6)	(165)	(677)	(842)

Change in net interest income	$167	$1,003	$1,170	$405	$(617)	$(212)

Drafts Payable

Drafts payable of $1.3 million at December 31, 2014 represented a decrease of $205,000 from $1.5 million at December 31, 2013. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Other Liabilities

The total for other liabilities decreased $166,000 to $5.7 million at December 31, 2014, from $5.9 million at December 31, 2013, and included a $186,000 decrease in a payable related to the transfer of loan servicing on loans purchased by the bank in prior years, and a $111,000 increase in loan escrow balances.

Shareholders’ Equity

Total shareholders’ equity of $41.1 million at December 31, 2014 was $3.3 million higher than the total at December 31, 2013. This increase resulted from net income of $2.4 million, $511,000 related to vesting of stock options and from stock options exercised, and other comprehensive income of $702,000 from unrealized appreciation of available-for-sale securities, partially offset by $240,000 in dividends to shareholders.

RESULTS OF OPERATIONS

2014 Compared to 2013

Net Income

The Company recorded net income of $2.4 million for 2014, or $0.79 per diluted share, compared to net income of $2.2 million, or $0.73 per diluted share, for 2013. This increase of $179,000 resulted primarily from growth in net interest income and a reduction in the provision for loan losses, partly offset by lower total noninterest income and higher total noninterest expense. The following is a summary of changes in the components of net income for 2014 compared to 2013:

•	Net interest income of $15.1 million for 2014 represented an increase of $1.2 million over 2013, and resulted primarily from a $25.3 million increase in average interest-earning assets and a $745,000 increase in prepayment fees from commercial real estate loans. Total prepayment fee income for 2014 included one prepayment fee of $651,000 received on a commercial real estate loan that was match-funded with a FHLB borrowing in 2008. The $614,000 prepayment penalty paid to the FHLB is included in noninterest expense for 2014.

•	Provisions for loan losses of $322,000 were recorded during 2014, compared to $755,000 for the same period of 2013, a decrease of $433,000.

•	Other income for 2014 was $5.6 million, or a decrease of $184,000 from 2013, due primarily to the $341,000 reduction in gains on sales of loans and servicing rights.

•	$17.2 million in other expense for 2014 represented a $1.1 million, or 6.9%, increase from $16.1 million for 2013. The increase resulted primarily from a $614,000 prepayment penalty paid to the Federal Home Loan Bank related to a 2008 borrowing used to match-fund a commercial real estate loan.

•	The income tax expense of $867,000 on $3.2 million of pre-tax income for 2014 represented a reduced effective federal tax rate of 26.8% that resulted primarily from $857,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans. The income tax expense of $741,000 on $2.9 million of pre-tax income for 2013 represented a reduced effective federal tax rate of 25.3% that resulted from $865,000 of tax-exempt income from bank-owned life insurance, municipal securities and municipal loans.

For a quarterly breakdown of earnings, see “Quarterly Data” under “Item 6. Selected Financial Data.”

Net Interest Income

We derive the majority of our income from net interest income. The following table shows a breakdown of net interest income on a tax-equivalent basis for 2014 compared to 2013. The tax equivalent adjustment was $60,000 and $62,000 for the years ended December 31, 2014 and 2013, respectively, based on a tax rate of 34%.

	(Dollars in thousands)
Years ended December 31,	2014		2013
	Interest	Yield/Rate	Interest	Yield/Rate	Change

Interest and fees on loans	$16,633	5.22%	$15,930	4.99%	$703
Other interest income	1,573	1.69	1,112	1.65	461

Total interest income	18,206	4.42	17,042	4.41	1,164

Interest on deposits	1,646	0.52	1,663	0.56	(17)
Interest on borrowings	1,351	2.68	1,340	2.86	11

Total interest expense	2,997	0.82	3,003	0.87	(6)

Net interest income	$15,209		$14,039		$1,170

Net interest spread		3.60%		3.54%
Net interest margin		3.69%		3.63%

The 8.3% increase in net interest income on a tax-equivalent basis, as shown in the table above, was mostly the result of a $25.3 million, or 6.5% increase in average interest-earning assets, and a $745,000 increase in prepayment fee income that included a fee of $651,000 from one commercial real estate loan that was match-funded with a FHLB borrowing. Although average interest-bearing liabilities for 2014 represented a 5.5% increase over 2013, interest expense decreased $6,000, as both the average cost of deposits and the average cost of borrowings declined from a year earlier. Our interest-bearing liabilities have shorter overall maturities and typically reprice more frequently to market conditions than our interest-earning assets. For a discussion on interest rate risk, see “– Interest Rate Risk.”

The Company’s net interest margin on a fully-tax equivalent basis increased six basis points to 3.69% for 2014 from 3.63% for 2013.

Tax-exempt interest for 2014 was $141,000 compared to $145,000 for 2013. Tax-exempt interest is from qualifying municipal securities and municipal loans. Total interest income on a tax-equivalent basis of $18.2 million for 2014 represented an increase of $1.2 million compared to $17.0 million for 2013. This increase resulted primarily from the Company’s growth in average interest-earning assets and significant increase in prepayment fee income. Total interest expense for 2014 decreased $6,000 compared to 2013, due mostly to the Bank taking advantage of market opportunities to reprice and continue to reduce its cost of interest-bearing deposits. For further information, see “– Financial Condition – Rate/Volume Analysis.”

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

We had a provision for loan losses of $322,000 for 2014 compared to a provision of $775,000 for 2013. The decrease in the provision was due primarily to a reduction in nonperforming loans and net charge-offs, and to an improvement in the overall credit quality of the loan portfolio. The allowance to total loans ratio was 1.22% at December 31, 2014, compared to 1.26% at December 31, 2013.

Other Income

The $184,000 decrease in total other income to $5.6 million in 2014 resulted primarily from the net of the following changes:

•	A $341,000 decrease in gains on sales of mortgage loans and servicing rights to $170,000 for 2014 from $511,000 for 2013, that resulted primarily from a decline in single-family home loan demand nationwide and management’s decision to retain a substantial portion of the 2014 new loan production in the Bank’s portfolio;

•	No sales of investment securities, compared to $167,000 in net gains from $10.2 million in sales of available-for-sale investment securities in 2013; and

•	A $57,000 decrease in brokerage and insurance commissions to $1.6 million for 2014 compared to the year earlier total, that included a $38,000 decrease in commissions and fees earned by the Bank’s investment services subsidiary that resulted primarily from a lower volume of sales, and an $18,000 decrease in revenue earned by the Bank’s insurance subsidiary that resulted primarily from a $34,000 decrease in the contingency bonus received related to the claims loss experience on insured properties; partially offset by

•	A $228,000, or 9.3%, increase in fees and service charges from deposit account relationships to $2.7 million that was due primarily to a 5.9% increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $32,000 decrease in the net loss from sales and write-downs of other real estate owned to $3,000 for 2014 from $35,000 for 2013. The $3,000 net loss for 2014 included write-downs of $26,000 that were partly offset by net gains of $23,000 from the sale of 8 properties with a total book value of $900,000. The net loss for 2013 included write-downs totaling $283,000, including a write-down of $141,000 related to a high-end single family property, offset in part by a $154,000 gain on the sale of a single-family residential property with the potential for increased value when converted to commercial use.

•	A $60,000 increase in other real estate owned income to $280,000 that resulted primarily from the January 2014 collection of $26,000 in delinquent rent from a tenant of a commercial strip center.

Other Expense

The Company recorded a $1.1 million, or 6.9%, increase in total other expense to $17.2 million for 2014, compared to $16.1 million for 2013, due primarily to the following major differences:

•	A $614,000 prepayment penalty paid to the Federal Home Loan Bank related to a borrowing for a match-funded commercial real estate loan;

•	A $323,000, or 3.6%, increase in salaries and employee benefits to $9.3 million for 2014 from $9.0 million for 2013 that was due in part to $155,000 of expense related to the two new banking centers opened in the last half of 2014, and a $71,000 increase in the expense of our frozen multi-employer defined benefit retirement plan;

•	A $168,000 increase in marketing expense to $529,000 for 2014 that related primarily to media advertising to build brand awareness in the greater Indianapolis metropolitan area;

•	A $149,000 increase in legal and professional fees to $723,000 that resulted primarily from a $72,000 increase in legal fees, a $38,000 increase in fees related to successful appeals of real estate tax assessments on office properties and other real estate owned, and a $16,000 increase in recruiting fees;

•	A $90,000 increase in data processing expense to $1.0 million for 2014 related primarily to our cost to support greater use of new technology by our customers; and

•	A $102,000 increase in other noninterest expense to $1.7 million that resulted primarily from a $101,000 increase in expense related to split-dollar life insurance agreements; partly offset by

•	A $127,000 decrease in FDIC insurance premiums that resulted primarily from a reduction in the Bank’s assessment rate;

•	An $84,000 decrease in other real estate owned expense to $277,000, due primarily to real estate tax refunds from successful appeals of assessments that resulted in a $55,000 expense reduction;

•	A $66,000 decrease in loan expense that resulted primarily from the reversal of $62,000 of loan expense as a result of the repurchase of a non-performing loan by the servicer, and

•	A $56,000 decrease in furniture and equipment expense to $778,000 that related mostly to reduced ATM maintenance expense and lower depreciation.

Income Tax Expense

We recorded income tax expense of $867,000 on pre-tax income of $3.2 million for 2014, compared to income tax expense of $741,000 on $2.9 million of pre-tax income for 2013. Both years had a significant amount of tax-exempt BOLI income, and tax-exempt income from municipal loans and municipal securities.

•	We have a deferred state tax asset of $1.4 million that is primarily the result of operating losses sustained since 2003 for state tax purposes. We started recording a valuation allowance against our current period state income tax benefit in 2005 due to our concern that we may not be able to use more than the tax asset already recorded on the books without modifying the use of AIMI, our investment subsidiary, which was liquidated effective December 31, 2009. Operating income from AIMI was not subject to state income taxes under state law, and is the primary reason for the tax asset. The valuation allowance was $608,000 at December 31, 2014.

•	The Company had a deferred federal tax asset of $3.7 million at December 31, 2014, that was composed of $70,000 of tax benefit from a net operating loss carryforward of $205,000, $904,000 related to temporary differences between book and tax income, and $2.7 million in tax credits. The federal loss carryforward expires in 2026, and the tax credits begin to expire in 2023. Included in the $2.7 million of tax credits available to offset future federal income tax are approximately $2.0 million of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carryforwards and credits within the allotted time periods.

•	In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only one purchase since December 31, 2006, that segment of the investment securities portfolio has been reduced to $2.3 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank periodically evaluates a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to earnings assets that will produce taxable income. Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

•	The effective tax rate was 26.8% in 2014, which resulted from $3.2 million in pre-tax income with income tax of $867,000, compared to an effective tax rate of 25.3% for 2013 that resulted from $2.9 million in pre-tax income coupled with a $741,000 income tax expense. The primary difference in the effective tax rate and the statutory tax rates in both 2014 and 2013 relates to the cash value of life insurance, municipal loans and municipal securities income.

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

At December 31, 2014, we had $28.5 million in loan commitments outstanding and $59.9 million of additional commitments for line of credit receivables.

Certificates of deposit due within one year of December 31, 2014 totaled $82.2 million, or 21.7%, of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before December 31, 2015. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at December 31, 2014 and 2013.

Our primary investing activities are the origination of loans and purchase of securities. In 2014, our loan originations totaled $97.4 million, and we had purchases of four residential real estate loans totaling $155,000.

Financing activities consist primarily of activity in deposit accounts, including brokered certificates of deposit, and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Deposit account balances increased by $16.2 million in 2014. We had FHLB advances of $28.0 million and $33.0 million at December 31, 2014 and 2013, respectively.

The Bank is subject to various regulatory capital requirements set by the FDIC, including a risk-based capital measure. The Company is also subject to similar capital requirements set by the Federal Reserve Bank. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, both the Company and the Bank exceeded all of regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders

Ameriana Bancorp

New Castle, Indiana

We have audited the accompanying consolidated balance sheets of Ameriana Bancorp as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ameriana Bancorp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 26, 2015

Ameriana Bancorp

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2014	2013
Assets
Cash on hand and in other institutions	$6,020	$5,049
Interest-bearing demand deposits	27,122	35,818

Cash and cash equivalents	33,142	40,867
Interest-bearing time deposits	4,164	2,974
Investment securities available for sale, at fair value	48,084	37,803
Investment securities held to maturity, at amortized cost	7,082	2,347
Loans held for sale	332	—
Loans, net of allowance for loan losses of $3,903 and $3,993	316,113	312,035
Premises and equipment, net	15,511	14,686
Stock in Federal Home Loan Bank	3,753	4,472
Goodwill	656	656
Cash value of life insurance	28,446	27,731
Other real estate owned	6,639	5,171
Other assets	8,896	9,862

Total assets	$472,818	$458,604

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$61,063	$52,747
Interest-bearing	317,884	309,954

Total deposits	378,947	362,701
Borrowings	45,810	50,810
Drafts payable	1,298	1,503
Other liabilities	5,711	5,877

Total liabilities	431,766	420,891

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,245,684 and 3,215,752 shares	3,246	3,216
Outstanding – 3,020,684 and 2,990,752 shares
Additional paid-in capital	1,657	1,176
Retained earnings	38,785	36,659
Accumulated other comprehensive income (loss)	362	(340)
Treasury stock – 225,000 and 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	41,052	37,713

Total liabilities and shareholders’ equity	$472,818	$458,604

See notes to consolidated financial statements

Ameriana Bancorp

Consolidated Statements of Income

(in thousands, except for share data)

	Year Ended December 31,
	2014	2013
Interest Income
Interest and fees on loans	$16,628	$15,924
Interest on mortgage-backed securities	1,026	634
Interest on investment securities	176	178
Other interest and dividend income	316	244

Total interest income	18,146	16,980

Interest Expense
Interest on deposits	1,646	1,663
Interest on borrowings	1,351	1,340

Total interest expense	2,997	3,003

Net Interest Income	15,149	13,977
Provision for loan losses	322	755

Net Interest Income After Provision for Loan Losses	14,827	13,222

Other Income
Other fees and service charges	2,679	2,451
Brokerage and insurance commissions	1,583	1,640
Net realized and recognized gains on available-for-sale securities (includes $167 for the year ended December 31, 2013 related to accumulated other comprehensive income reclassifications)	—	167
Gains on sales of loans and servicing rights	170	511
Net loss from sales and write-downs of other real estate owned	(3)	(35)
Other real estate owned income	280	220
Increase in cash value of life insurance	716	720
Other	192	127

Total other income	5,617	5,801

Other Expense
Salaries and employee benefits	9,342	9,019
Net occupancy expense	1,469	1,486
Furniture and equipment expense	778	834
Legal and professional fees	723	574
FDIC insurance premiums and assessments	381	508
Data processing expense	1,007	917
Printing and offices supplies	284	264
Marketing expense	529	361
Other real estate owned expense	277	361
Loan expense	130	196
Prepayment penalty on borrowing	614	—
Other	1,677	1,575

Total other expense	17,211	16,095

Income Before Income Taxes	3,233	2,928
Income tax expense (includes $57 for the year ended December 31, 2013 related to income tax expense from reclassification items)	867	741

Net Income	$2,366	$2,187

Basic and Diluted Earnings Per Share	$0.79	$0.73

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013
Net Income	$2,366	$2,187
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $366 and net of tax benefit of $468 for the years ended December 31, 2014 and December 31, 2013, respectively	702	(916)
Less: reclassification adjustment for realized gains included in net income, net of taxes of $57 for the year ended December 31, 2013	—	110

Other comprehensive income (loss)	702	(1,026)

Comprehensive income	3,068	1,161

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Shareholders’ Equity

(In thousands, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$3,214	$1,052	$34,592	$686	$(2,998)	$36,546
Net Income			2,187			2,187
Other comprehensive loss				(1,026)		(1,026)
Share-based compensation		104				104
Exercise of stock options	2	20				22
Dividends declared ($0.04 per share)			(120)			(120)

Balance at December 31, 2013	$3,216	$1,176	$36,659	$(340)	$(2,998)	$37,713
Net Income			2,366			2,366
Other comprehensive income				702		702
Share-based compensation		74				74
Exercise of stock options	30	387				417
Tax benefit realized from exercise of stock options		20				20
Dividends declared ($0.08 per share)			(240)			(240)

Balance at December 31, 2014	$3,246	$1,657	$38,785	$362	$(2,998)	$41,052

See notes to consolidated financial statements.

Ameriana Bancorp

Consolidated Statements of Cash Flows

(in thousands, except share data)

	Year Ended December 31,
	2014	2013
Operating Activities
Net income	$2,366	$2,187
Items not requiring (providing) cash
Provision for losses on loans	322	755
Depreciation and amortization	1,298	1,446
Increase in cash value of life insurance	(716)	(720)
Gain on sale of investments	—	(167)
Deferred taxes	341	147
Loss on sale or write-down of other real estate owned	3	35
Share-based compensation	74	104
Mortgage loans originated for sale	(4,997)	(14,076)
Proceeds from sale of mortgage loans	4,773	15,178
Gains on sale of mortgage loans and servicing rights	(170)	(511)
Increase in accrued interest payable	18	4
Other adjustments	(31)	1,605

Net cash provided by operating activities	3,281	5,987

Investing Activities
Purchases of available for sale securities	(16,262)	(18,195)
Purchases of held to maturity securities	(4,822)	—
Proceeds/principal from sale of available-for-sale securities	—	10,184
Net change in interest-bearing time deposits	(1,190)	2,730
Principal collected on mortgage-backed securities	6,858	7,730
Net change in loans	(6,801)	149
Proceeds from sales of other real estate owned	923	1,341
Net purchases and construction of premises and equipment	(1,790)	(1,142)
Proceeds from stock repurchased by Federal Home Loan Bank	719	—

Net cash (used in) provided by investing activities	(22,365)	2,797

Financing Activities
Net change in demand and savings deposits	24,803	(1,105)
Net change in certificates of deposit	(8,557)	7,103
(Decrease) increase in drafts payable	(205)	260
Proceeds from long-term borrowings	—	5,000
Repayment of long-term borrowings	(5,000)	—
Net change in advances by borrowers for taxes and insurance	111	70
Proceeds from exercise of stock options	417	22
Cash dividends paid	(210)	(120)

Net cash provided by financing activities	11,359	11,230

Change in Cash and Cash Equivalents	(7,725)	20,014
Cash and Cash Equivalents at Beginning of Year	40,867	20,853

Cash and Cash Equivalents at End of Year	$33,142	$40,867

Supplemental information:
Interest paid on deposits	$1,648	$1,662
Interest paid on borrowings	$1,361	$1,337
Income tax paid	$190	$457
Non-cash supplemental information:
Transfer from loans to other real estate owned	$2,401	$266

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash equivalents consisted primarily of interest-bearing deposits with the Federal Reserve Bank of Chicago.

Beginning January 1, 2013, noninterest-bearing transaction accounts became subject to the $250,000 limit on FDIC insurance per covered institution. At December 31, 2014, the Company’s cash accounts exceeded federally insured limits by $30,313,000, with $30,160,000 held by the Federal Reserve Bank of Chicago and $153,000 held by the Federal Home Loan Bank of Indianapolis. Neither of those banks are insured.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 2014, the allowance for loan losses was adequate based on information then available. A worsening or protracted economic decline in the areas within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Stock in Federal Home Loan Bank is the amount of stock the Company is required to own as determined by regulation. This stock is carried at cost and represents the amount at which it can be sold back to the Federal Home Loan Bank (the “FHLB”). The Company reviewed the FHLB stock and based on current performance of the Federal Home Loan Bank of Indianapolis, the Company determined there was no impairment of this stock at December 31, 2014.

Goodwill is tested at least annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. There was no impairment of goodwill recognized in 2014 or 2013.

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

Mortgage Servicing Rights on originated loans are capitalized by estimating the fair value of the streams of net servicing revenues that will occur over the estimated life of the servicing arrangement. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues. At least annually, the Bank engages a third party consulting firm to perform a valuation analysis, that is reviewed by management, of the fair value of the mortgage servicing rights. Based on the most recent valuation as of November 30, 2014, there was a $4,000 valuation allowance as of December 31, 2014, compared to none at December 31, 2013.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2014 and December 31, 2013 we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

2.	Restriction on Cash and Due From Banks

The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2014 was $458,000.

3.	Investment Securities

The amortized cost and approximate fair values of available for sale securities, together with unrealized gains and losses, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$43,675	$566	$43	$44,198
Ginnie Mae collateralized mortgage obligations	2,053	—	34	2,019
Mutual fund	1,826	41	—	1,867

	$47,554	$607	$77	$48,084

Held to Maturity at December 31, 2014
GSE mortgage-backed pass-through securities	$4,736	$20	—	$4,756
Municipal securities	2,346	8	—	2,354

	$7,082	$28	—	$7,110

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2013
Ginnie Mae and GSE mortgage-backed pass-through securities	$34,205	$100	$499	$33,806
Ginnie Mae collateralized mortgage obligations	2,349	—	135	2,214
Mutual fund	1,787	—	4	1,783

	$38,341	$100	$638	$37,803

Held to Maturity at December 31, 2013
Municipal securities	$2,347	—	—	$2,347

	$2,347	—	—	$2,347

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The amortized cost and fair value of securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
One to five years	$—	$—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	43,675	44,198
Ginnie Mae collateralized mortgage obligations	2,053	2,019
Mutual funds	1,826	1,867

	$47,554	$48,084

	Held to Maturity
	Amortized Cost	Fair Value
Less than one year	$70	$70
One to five years	370	371
Five to ten years	610	612
After ten years	1,296	1,301

	2,346	2,354
GSE mortgage-backed pass-through securities	4,736	4,756

	$7,082	$7,110

Certain investment securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2014 and December 31, 2013 were $12,122,000 and $32,002,000, respectively, which was approximately 22.0% and 79.6% of the Company’s investment portfolio, respectively.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013:

At December 31, 2014	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,540	$5	$4,563	$38	$10,103	$43
Ginnie Mae collateralized mortgage obligations	—	—	2,019	34	2,019	34

	$5,540	$5	$6,582	$72	$12,122	$77

At December 31, 2013	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Ginnie Mae and GSE mortgage-backed pass-through securities	$27,963	$498	$42	$1	$28,005	$499
Ginnie Mae collateralized mortgage obligations	2,214	135	—	—	2,214	135
Mutual fund	1,783	4	—	—	1,783	4

	$31,960	$637	$42	$1	$32,002	$638

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

Investment securities with a total market value of $8,499,000 and $8,914,000 were pledged at December 31, 2014 and December 31, 2013, respectively, to secure a repurchase agreement.

There were no sales of available for sale securities during the year ended December 31, 2014. A gross gain of $178,000 and gross losses of $11,000 resulting from sales of available for sale securities were realized during the year ended December 31, 2013 with a tax expense of $57,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

4.	Loans

Classes of loans include:

	December 31,
	2013	2013
Real estate loans:
Commercial	$111,455	$104,766
Residential	163,839	168,529
Construction	13,570	11,382
Commercial loans and leases	29,358	29,254
Municipal loans	785	997
Consumer loans	2,018	2,032

	321,025	316,960

Deduct
Undisbursed loan proceeds	302	248
Deferred loan fees, net	707	684
Allowance for loan losses	3,903	3,993

	4,912	4,925

	$316,113	$312,035

Executive officers and directors of Ameriana Bancorp and significant subsidiaries and their related interests are loan clients of Ameriana Bancorp’s affiliate bank in the normal course of business. An analysis of the 2014 and 2013 activity of these loans is as follows:

	2014	2013
Balance at beginning of year	$4,663	$5,571
New loans	—	—
Repayments	(41)	(908)

Balance at end of year	$4,622	$4,663

At December 31, 2014, unfunded commitment amounts not included in the outstanding loan balances shown above totaled $100,000.

5.	Allowance for Loan Losses

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

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2014 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment In Loans

For Year Ended December 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision (credit) for losses	(11)	382	(158)	42	—	67	322
Charge-offs (1)	(106)	(204)	(46)	(59)	—	(90)	(505)
Recoveries	11	13	4	31	—	34	93

Balance at end of period	$1,059	$1,934	$156	$637	$—	$117	$3,903

Ending allowance balance:
Individually evaluated for impairment	$—	$319	$—	$166	$—	$12	$497
Collectively evaluated for impairment	1,059	1,615	156	471	—	105	3,406

Total	$1,059	$1,934	$156	$637	—	$117	$3,903

Ending loan balance:

Individually evaluated for impairment	$4,263	$3,967	$2,004	$516	$—	$89	$10,839
Collectively evaluated for impairment	107,192	159,872	11,566	28,842	785	1,929	310,186

Total	$111,455	$163,839	$13,570	$29,358	$785	$2,018	$321,025

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of December 31, 2013 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment In Loans

For Year Ended December 31, 2013

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$789	$1,504	$785	$1,080	$—	$81	$4,239
Provision (credit) for losses	855	638	(448)	(358)	—	68	755
Charge-offs (1)	(479)	(441)	(2)	(137)	—	(81)	(1,140)
Recoveries	—	42	21	38	—	38	139

Balance at end of period	$1,165	$1,743	$356	$623	$—	$106	$3,993

Ending allowance balance:
Individually evaluated for impairment	$96	$495	$285	$148	$—	$8	$1,032
Collectively evaluated for impairment	1,069	1,248	71	475	—	98	2,961

Total	$1,165	$1,743	$356	$623	—	$106	$3,993

Ending loan balance:

Individually evaluated for impairment	$4,836	$6,266	$4,113	$732	$—	$69	$16,016
Collectively evaluated for impairment	99,930	162,263	7,269	28,522	997	1,963	300,944

Total	$104,766	$168,529	$11,382	$29,254	$997	$2,032	$316,960

(1)	Policy for Charging Off Loans:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of December 31, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Quality Indicators

At December 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,095	$157,518	$10,786	$28,516	$785	$1,929	$299,629
Watch (Grade 6)	7,097	327	1,721	325	—	—	9,470
Special Mention (Grade 7)	—	3,355	—	—	—	—	3,355
Substandard (Grade 8)	3,451	427	228	—	—	—	4,106
Doubtful (Grade 9)	812	2,212	835	517	—	89	4,465
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$111,455	$163,839	$13,570	$29,358	$785	$2,018	$321,025

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

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2014 and December 31, 2013 (dollars in thousands):

Loan Portfolio Aging Analysis

At December 31, 2014

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:

Commercial	$—	$—	$812	$812	$110,643	$111,455	$—
Residential	1,346	212	1,598	3,156	160,683	163,839	14
Construction	—	—	836	836	12,734	13,570	—
Commercial loans and leases	80	320	117	517	28,841	29,358	—
Municipal loans	—	—	—	—	785	785	—
Consumer loans	10	4	1	15	2,003	2,018	1

Total	$1,436	$536	$3,364	$5,336	$315,689	$321,025	$15

(A)	Includes $667,000 in loans classified as nonaccrual that are less than 30 days past due, of which $587,000 are residential real estate loans and $80,000 are commercial loans.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents impaired loans as of December 31, 2014 (dollars in thousands):

Impaired Loans

At December 31, 2014

	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$4,263	$4,742	N/A	$4,025	$176
Residential	2,686	2,923	N/A	2,342	58
Construction	2,004	2,004	N/A	1,744	72
Commercial loans and leases	70	99	N/A	221	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	$9,023	$9,768	N/A	$8,332	$306

Loans with a specific valuation allowance:
Real estate loans:

Commercial	$—	$—	$—	$481	$22
Residential	1,281	1,340	319	2,806	78
Construction	—	—	—	2,368	55
Commercial loans and leases	446	495	166	222	—
Municipal loans	—	—	—	—	—
Consumer loans	89	89	12	81	—

Total	$1,816	$1,924	$497	$5,958	$155

All Impaired Loans	$10,839	$11,692	$497	$14,290	$461

(1)	Includes all loans that were classified as impaired at any time during 2014 (not just impaired loans at December 31, 2014), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during 2014.

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

The following table presents the Company’s non-accrual loans at December 31, 2014 and December 31, 2013 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At December 31, 2014	At December 31, 2013
Real estate loans:
Commercial	$812	$351
Residential	2,212	2,767
Construction	836	1,207
Commercial loans and leases	516	733
Municipal loans	—	—
Consumer loans	—	—

Total	$4,376	$5,058

Total non-accrual loans at December 31, 2014 and December 31, 2013 included $1,082,000 and $1,781,000 of troubled debt restructurings, respectively.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the Company’s troubled debt restructurings at December 31, 2014 and December 31, 2013 (dollars in thousands):

Troubled Debt Restructurings

	Total		Nonperforming
	At December 31, 2014	At December 31, 2013	At December 31, 2014	At December 31, 2013
Real estate loans:
Commercial	$3,451	$3,542	$—	$—
Residential	2,639	3,997	885	498
Construction	1,168	3,755	—	1,019
Commercial loans and leases	197	264	197	264
Municipal loans	—	—	—	—
Consumer loans	—	—	—	—

Total	$7,455	$11,558	$1,082	$1,781

Loans classified as a troubled debt restructuring during 2014 and 2013, segregated by class, are shown in the table below (dollars in thousands). These modifications consisted primarily of interest rate concessions.

Year Ended
	December 31, 2014			December 31, 2013
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	—	$—	$—
Residential	1	164	164	2	448	448
Construction	—	—	—	—	—	—
Commercial loans and leases	—	—	—	—	—	—
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	1	$164	$164	2	$448	$448

The troubled debt restructuring included in the table above for 2014 did not increase the allowance for loan losses and did not result in a charge-off during the year ended December 31, 2014. The troubled debt restructurings included in the table above for 2013 increased the allowance for loan losses by $9,000 and resulted in charge-offs of $16,000 during the year ended December 31, 2013.

There were no troubled debt restructured loans that had payment defaults during 2014 or 2013. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

6.	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2014	2013
Land	$4,681	$4,684
Land improvements	1,216	1,203
Office buildings	14,183	13,204
Furniture and equipment	8,030	7,290
Automobiles	128	161

	28,238	26,542
Less accumulated depreciation	12,727	11,856

	$15,511	$14,686

7.	Mortgage Servicing Rights

Loans being serviced by the Company for investors, primarily Freddie Mac, totaled approximately $70,866,000 and $80,695,000 as of December 31, 2014 and 2013, respectively. Such loans are not included in the preceding table in Note 4.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2014 and 2013 is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type and interest rates.

	Year Ended December 31,
	2014	2013
Mortgage servicing rights
Balance at beginning of year	$582	$576
Servicing rights capitalized	47	144
Amortization of servicing rights	(95)	(150)
(Increase) reduction to valuation allowance	(4)	12

Balance at end of year	$530	$582

Fair value disclosures
Fair value as of the beginning of year	$628	$576
Fair value as of the end of year	$530	$628

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

8.	Deposits

Deposits by type are as follows:

	December 31,
	2014	2013
Demand	$208,921	$187,106
Savings	32,997	30,009
Certificates of $100,000 or more	46,158	51,188
Other certificates	90,871	94,398

	$378,947	$362,701

Certificates maturing in years ending after December 31, 2014:

2015	$82,227
2016	19,934
2017	6,482
2018	7,659
2019	19,981
Thereafter	746

$137,029

Deposits from related parties held by the Company were $1,400,000 and $2,419,000 at December 31, 2014 and December 31, 2013, respectively.

9.	Borrowings

Borrowings at December 31, 2014 and 2013 include Federal Home Loan Bank advances totaling $28,000,000 and $33,000,000, respectively, with a weighted-average rate of 1.10% and 1.63%, respectively. The effective weighted-average rate at December 31, 2014 was 2.17%, when giving consideration to the impact on interest expense from the amortization of two prepayment penalties paid on advances that were replaced in 2012 with longer-term advances. The advances are secured by a combination of first mortgage loans and overnight deposits. At December 31, 2014, the mortgage loans pledged as collateral for Federal Home Loan Bank advances totaled $138,968,000.

Some advances are subject to restrictions or penalties in the event of prepayment.

Borrowings at December 31, 2014 and 2013 also include subordinated debentures in the amount of $10,310,000. The securities bear a rate equal to 150 basis points over the three-month LIBOR rate. At December 31, 2014, the interest rate was 1.74%. These subordinated debentures mature on March 15, 2036.

Borrowings at December 31, 2014 and 2013 also include a repurchase agreement with Barclays Capital, Inc. in the amount of $7,500,000 with a rate of 4.42%. The repurchase agreement had embedded interest rate caps with a notional value of $15,000,000 for a four-year term that ended on September 22, 2012. The interest rate caps would have provided a reduction of the interest rate during any quarter if three-month LIBOR had exceeded 3.81% on the quarterly determination date. These embedded interest rate caps were considered to be clearly and closely related to the host instrument. The repurchase agreement has a seven-year term with a final repurchase date of September 22, 2015. At December 31, 2014, pledged investment securities for this repurchase agreement had a market value of $8,499,000.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Aggregate annual maturities of borrowings at December 31, 2014 are:

	FHLB Advances	Repurchase Agreement	Subordinated Debentures	Total
Maturities in years ending December 31,
2015	$3,000	$7,500	$—	$10,500
2016	5,000	—	—	5,000
2017	20,000	—	—	20,000
2018	—	—	—	—
2019	—	—	—	—
Thereafter	—	—	$10,310	10,310

	$28,000	$7,500	$10,310	$45,810

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

10.	Income Taxes

The components of the net deferred tax asset at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Deferred compensation	$897	$854
General loan loss reserves	1,635	2,021
State and federal net operating loss carryforward and tax credits carryforward	3,920	4,278
Other real estate owned	526	541
Net unrealized loss on securities available for sale	—	176

	6,978	7,870

Deferred tax liabilities:
Net unrealized gain on securities available for sale	(186)	—
FHLB stock dividends	(210)	(252)
FHLB prepayment interest	(358)	(488)
Deferred loan fees	(199)	(194)
Mortgage servicing rights	(220)	(244)
Deferred state tax	(264)	(283)
Depreciation	(215)	(224)
Prepaid expenses	(233)	(204)
Goodwill	(199)	(198)
Other	(20)	(2)

	(2,104)	(2,089)

Net deferred tax asset before valuation allowance	4,874	5,781

Valuation allowance
Beginning balance	(813)	(996)
Change during the period	205	183

Ending balance	(608)	(813)

Net deferred tax asset	$4,266	$4,968

As of December 31, 2014, the Company had approximately $14,374,000 of state tax loss carryforward available to offset future franchise tax. As of December 31, 2014, the Company had approximately $205,000 of federal tax loss carryforward available to offset future federal tax. Also, at December 31, 2014, the Company had approximately $2,700,000 of tax credits available to offset future federal income tax. The state loss carryforward begins to expire in 2023. The federal loss carryforward expires in 2026. The tax credits begin to expire in 2023. Included in the $2,700,000 of tax credits available to offset future federal income tax are approximately $1,964,000 of alternative minimum tax credits which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for both state and federal loss carryforwards and federal credits within the allotted time periods, except for the amount represented by the valuation allowance. The entire valuation allowance has been recorded for the possible inability to use a portion of the state net operating loss carryover. During 2014, the Company reduced a portion of its state deferred tax asset valuation allowance. The Company generated state taxable income in excess of previous years, so management determined a portion of this valuation allowance could be reduced. After the reduction of the state tax valuation allowance the total state tax recorded remains materially unchanged from previous years.

Retained earnings at December 31, 2014 includes an allocation of income to bad debt deductions of approximately $11,883,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

earnings is used for any purpose other than to absorb bad debt losses, including redemption of bank stock or excess dividends, or loss of “bank” status, federal income taxes may be imposed at the then applicable rates. The unrecorded deferred income tax liability on the above amount was approximately $4,000,000.

The effective income tax rate on income from continuing operations is reconciled to the statutory corporate tax rate as follows:

	Year Ended December 31,
	2014	2013
Statutory federal tax rate	34.0%	34.0%
Cash value of life insurance	(6.4)	(8.2)
Tax exempt interest - municipal securities and municipal loans	(1.4)	(1.5)
Other	0.6	1.0

Effective tax rate	26.8%	25.3%

The expense for income taxes consists of the following:

	Year Ended December 31,
	2014	2013
Federal
Current	$526	$594
Deferred	341	147

Tax expense	$867	$741

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2010.

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

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There is no separate valuation of the Pentegra Plan benefits or segregation of the Pentegra Plan assets specifically for the Company, because the Pentegra Plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. If the Company chooses to stop participating in the multi-employer plan, they may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability. The funded status of the Pentegra Plan, market value of plan assets divided by funding target, as of July 1, 2014 and 2013 was 89.15% and 84.45%, respectively.

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The Company had expenses of $423,000 and $352,000 for the years ended December 2014 and 2013, respectively. Company cash contributions to the Pentegra Plan for these same periods were $392,000 and $650,000, respectively. Total contributions made to the Pentegra Plans were $190,752,000 and $136,478,000 for the plan years ended June 30, 2014 and 2013, respectively. The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

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

Expense for the 401(k) plan was $239,000 and $237,000 in 2014 and 2013, respectively.

Split-dollar Life Insurance Agreements. The Company adopted the accounting guidance for separate agreements which split the life insurance policy benefits between an employer and the employee. This guidance requires the employer to recognize a liability for future benefits payable to the employee under these agreements. At December 31, 2014 and 2013, the Company had a recorded a liability of $1,186,000 and $1,109,000, respectively. During 2014 and 2013, the Company recognized net expense of $76,000 and net income of $14,000, respectively.

Executive Retirement Plan. Effective January 1, 2008, the Company terminated a supplemental retirement plan (the “Plan”) that provided retirement and death benefits to certain officers and directors. At that time, the officers and directors covered by that Plan voluntarily elected to forego their benefits under the Plan. Instead, the Company entered into separate agreements with these officers and directors that provide retirement and death benefits. The Company is recording an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at December 31, 2014 and 2013 was $2,102,000 and $2,012,00, respectively. The expense for the plan was $218,000 and $219,000 for 2014 and 2013, respectively.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

A summary of option activity under the Plan as of December 31, 2014, and changes during the year then ended, is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	183,982	$13.50	3.44	$107,000
Granted	—	—
Exercised	(29,932)	13.93
Expired	(71,500)	14.80
Forfeited	(7,700)	11.93

Outstanding, end of year	74,850	$12.25	5.07	$468,000

Exercisable, end of year	50,550	$12.40	3.31	$308,000

There were no options granted during the year ended December 31, 2014. There were 52,500 options granted in the year ended December 31, 2013, with a weighted-average grant-date value of $7.90. The total intrinsic value of options exercised during the years ended December 31, 2014 and December 31, 2013 were $61,000 and $2,000, respectively.

As of December 31, 2014, there was $176,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a period of 2.75 years. During 2014, the Company recognized $74,000 of share-based compensation expense. As of December 31, 2013, there was $302,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, and during 2013, the Company recognized $104,000 of share-based compensation expense.

Cash received from options exercised under all share-based compensation arrangements for the years ended December 31, 2014 and December 31, 2013 was $417,000 and $22,000, respectively. The tax benefit realized from the options exercised during 2014 was $20,000 and there was no actual tax benefit realized from the options exercised during 2013.

The following summarizes the assumptions used in the Black-Scholes model for the options granted during the year ended December 31, 2013:

Expected volatility	71.66%
Expected dividends	0.335%
Expected term (in years)	6.0
Risk-free rate	1.815%

12.	Dividend and Capital Restrictions

The payment of dividends by the Company depends substantially upon receipt of dividends from the Bank, which is subject to various regulatory restrictions on the payment of dividends. Under current regulations, the Bank may not declare or pay a cash dividend or repurchase any of its capital stock if the effect thereof would cause its net worth to be reduced below regulatory capital requirements or the amount required for its liquidation account.

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

13.	Earnings Per Share

	2014			2013
	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount
Basic Earnings Per Share:
Income available to common shareholders	$2,366	2,996,733	$0.79	$2,187	2,988,991	$0.73

Effect of Dilutive Stock Options	—	6,230		—	263

Diluted Earnings Per Share:
Income available to common shareholders and assumed conversions	$2,366	3,002,963	$0.79	$2,187	2,989,254	$0.73

An option to purchase 5,000 shares of common stock at an exercise price of $14.80 was outstanding at December 31, 2014, but was not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares.

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

14.	Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), included in shareholders’ equity, are as follows:

	2014	2013
Net unrealized gain (loss) on available-for-sale securities, net of income tax expense of $186 and net of income tax benefit of $176 at December 31, 2014 and 2013, respectively	$362	$(340)

15.	Regulatory Matters

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At December 31, 2014 and 2013, the Bank was categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 2014, that management believes have changed this classification.

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

Actual and required capital amounts and ratios for the Bank are as follows:

	December 31, 2014
	Required for Well Capitalized		Required For Adequate Capital		Actual Capital
	Ratio	Amount	Ratio	Amount	Ratio	Amount
Total risk-based capital ratio	10.00%	$31,167	8.00%	$24,933	15.64%	$48,737
Tier 1 risk-based capital ratio	6.00	18,700	4.00	12,467	14.38	44,823
Tier 1 leverage ratio	5.00	23,626	3.00	14,175	9.49	44,823

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At December 31, 2014:

Ginnie Mae and GSE mortgage-backed pass-through securities	$44,198	$—	$44,198	$—
Ginnie Mae collateralized mortgage obligations	2,019	—	2,019	—
Mutual funds	1,867	1,867	—	—

	$48,084	$1,867	$46,217	$—

At December 31, 2013:

Ginnie Mae and GSE mortgage-backed pass-through securities	$33,806	$—	$33,806	$—
Ginnie Mae collateralized mortgage obligations	2,214	—	2,214	—
Mutual funds	1,783	1,783	—	—

	$37,803	$1,783	$36,020	$—

Transfers between Levels

Transfers between levels did not occur during the years ended December 31, 2014 and 2013.

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

Loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount exceeds fair value, impairment is recorded so that the servicing asset is carried at fair value. Fair value is determined based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes interest rate, prepayment speed, and default rate assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at December 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2014:
Impaired loans	$940	$—	$—	$940
Other real estate owned	1,166	—	—	1,166
Mortgage servicing rights	530	—	—	530

At December 31, 2013:
Impaired loans	$6,353	$—	$—	$6,353
Other real estate owned	2,401	—	—	2,401

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$940	Third party valuations	Discount to reflect realizable value	0.6%-64.9%

Other real estate owned	1,166	Third party valuations	Discount to reflect realizable value	6.4%-7.0%

Mortgage servicing rights	530	Third party valuation	Discount rate	5.06%-6.08%
			Prepayment speed	10.22%-22.74%

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements at December 31, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$6,353	Third party valuations	Discount to reflect realizable value	0.0% -77.88%

Other real estate owned	2,401	Third party valuations	Discount to reflect realizable value	6.0%-20.7%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2014 (dollars in thousands):

December 31, 2014 - Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$33,142	$33,142	$33,142	$—	$—
Interest-bearing time deposits	4,164	4,162	4,162	—	—
Investment securities held to maturity	7,082	7,110	—	4,756	2,354
Loans held for sale	332	332	—	332	—
Loans	316,113	322,035	—	311,196	10,839
Stock in FHLB	3,753	3,753	—	3,753	—
Mortgage servicing rights	530	530	—	—	530
Interest and dividends receivable	1,179	1,179	—	1,179	—

Liabilities
Deposits	378,947	379,339	241,918	137,421	—
Borrowings	45,810	41,605	—	35,543	6,062
Drafts payable	1,298	1,298	—	1,298	—
Interest and dividends payable	97	97	—	97	—

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2013 (dollars in thousands):

December 31, 2013 – Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$40,867	$40,867	$40,867	$—	$—
Interest-bearing deposits	2,974	2,983	2,983	—	—
Investment securities held to maturity	2,347	2,347	—	—	2,347
Loans	312,035	319,232	—	303,216	16,016
Stock in FHLB	4,472	4,472	—	4,472	—
Mortgage servicing rights	582	582	—	—	582
Interest and dividends receivable	818	818	—	818	—

Liabilities
Deposits	362,701	363,536	217,115	146,421	—
Borrowings	50,810	46,897	—	41,330	5,567
Drafts payable	1,503	1,503	—	1,503	—
Interest and dividends payable	78	78	—	78	—

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

At December 31, 2014 and 2013, the Company had outstanding commitments to originate loans of approximately $28,530,000 and $24,485,000, respectively. The outstanding commitments for 2014 included $4,497,000 for one-to four-family mortgage loans, $14,871,000 for commercial real estate loans, $6,239,000 for a commercial real estate construction loan and $2,923,000 for commercial loans. The outstanding commitments for 2013 included $1,901,000 for one-to four-family mortgage loans, $6,493,000 for commercial real estate loans, $3,100,000 for a commercial real estate construction loan and $12,991,000 for commercial loans. In addition, the Company had $59,881,000 and $50,450,000 of conditional commitments for lines of credit at December 31, 2014 and 2013, respectively. Exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making such commitments as are used for instruments that are included in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, real estate, equipment, and income-producing commercial properties. In addition, the Company had $5,014,000 and $6,091,000 of letters of credit outstanding at December 31, 2014 and 2013, respectively. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

18.	Parent Company Financial Information

The following are condensed financial statements for the parent company, Ameriana Bancorp, only:

	December 31,
Balance Sheets	2014	2013
Assets
Cash	$1,294	$610
Investment in Bank	46,446	43,908
Investments in affiliates	310	310
Other assets	3,438	3,237

	$51,488	$48,065

Liabilities and shareholders’ equity
Notes payable, other	$10,310	$10,310
Other liabilities	126	42
Shareholders’ equity	41,052	37,713

	$51,488	$48,065

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

	Year Ended December 31,
Statements of Income and Comprehensive Income	2014	2013
Dividends from Bank	$1,200	$1,250
Interest income	5	6

	1,205	1,256
Operating expense	955	892

Income before income tax benefit and equity in undistributed income of Bank	250	364
Income tax benefit	323	301

	573	665
Equity in undistributed income of Bank and affiliates	1,793	1,522

Net Income	$2,366	$2,187
Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $366 and net of tax benefit of $468 for the years ended December 31, 2014 and December 31, 2013, respectively.	702	(916)
Less: Reclassification adjustment for realized gains included in net income, net of taxes of $57 for the year ended December 31, 2013.	—	110

Other Comprehensive Income (Loss)	702	(1,026)

Comprehensive Income	$3,068	$1,161

	Year Ended December 31,
Statements of Cash Flows	2014	2013
Operating Activities
Net income	$2,366	$2,187
Items not requiring (providing) cash:
Undistributed income of Bank and affiliates	(1,793)	(1,522)
Other adjustments	(96)	(266)

Net cash provided by operating activities	477	399

Financing Activities
Proceeds from exercise of stock options	417	22
Cash dividends paid	(210)	(120)

Net cash provided by (used in) financing activities	207	(98)

Change in cash	684	301
Cash at beginning of year	610	309

Cash at end of year	$1,294	$610

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

19.	Accounting Developments

•	Financial Accounting Standards Board (“FASB”)

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

In May 2014, the FASB, in joint cooperation with IASB, issued ASU 2014-09, “Revenue from Contracts with Customers.” The topic of Revenue Recognition had become broad, with several other regulatory agencies issuing standards which lacked cohesion. The new guidance establishes a “common framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operations.

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

Ameriana Bancorp

Notes to Consolidated Financial Statements

(table dollar amounts in thousands, except share data)

Bank-Owned Life Insurance

Approximately 36% and 47% of the Company’s investment in bank-owned life insurance was held by two carriers at December 31, 2014 and 2013, respectively. The reduction from 47% to 36% was primarily the result of replacing policies in 2014 with those from another insurance carrier.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted on by Shareholders – Item 1 – Election of Directors” in the Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”).

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

The following table sets forth information about Company common stock that may be issued under the Company’s equity compensation plans as of December 31, 2014. The Company does not maintain any equity compensation plans that have not been approved by shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	74,850	$12.25	178,400

Equity compensation plans not approved by security holders	—	—	—

Total	74,850	$12.25	178,400

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

List of Documents Filed as Part of This Report

(1) Financial Statements. The following consolidated financial statements are filed under Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for Each of the Two Years in the Period Ended December 31, 2014
Consolidated Statements of Comprehensive Income for Each of the Two Years in the Period Ended December 31, 2014
Consolidated Statements of Stockholders’ Equity for Each of the Two Years in the Period Ended December 31, 2014
Consolidated Statements of Cash Flows for Each of the Two Years in the Period Ended December 31, 2014
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations are either not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Exhibits. The following is a list of exhibits as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Ameriana Bancorp Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Registration Statement on Form S-4 filed with the SEC on September 18, 1989)

3.2	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2007)

4.1	No long-term debt instrument issued by the Registrant exceeds 10% of consolidated assets or is registered. In accordance with paragraph 4 (iii) of Item 601 (b) of Regulation S-K, the Registrant will furnish the SEC copies of long-term debt instruments and related agreements upon request.

10.1*	Employment Agreement between Ameriana Bank and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.2*	Ameriana Bancorp Amended and Restated 1996 Stock Option and Incentive Plan (incorporated herein by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on May 9, 2003)

10.3*	Employment Agreement between Ameriana Bank, SB and John J. Letter (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011)

10.4*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.5*	Supplemental Life Insurance Agreement, effective December 20, 2007, by and between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008)

10.6*	Ameriana Bank, SB Salary Continuation Agreement dated December 15, 2008 between Ameriana Bank, SB and Jerome J. Gassen (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.7*	Ameriana Bank, SB Supplemental Retirement Plan, dated December 10, 2008 between Ameriana Bank, SB and Michael E. Kent (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.8*	Mr. Danielson’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is Donald C. Danielson; (ii) the date of execution, which is November 17, 2008; (iii) the normal retirement age under Section 1.10, which is age 87; and (iv) the annual benefit amount in Section 2.1.1, which is $20,000.

10.9*	Ameriana Bank, SB Supplemental Retirement Plan dated November 15, 2008 between Ameriana Bank, SB and Ronald R. Pritzke (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.10*	Mr. Hayes’s Supplemental Retirement Plan is the same as the Supplemental Retirement Plan in Exhibit 10.11, which is incorporated herein by reference except as to: (i) the name of the Executive, which is R. Scott Hayes; (ii) the date of execution, which is November 16, 2008; and (iii) the annual benefit amount in Section 2.1.1, which is $15,000.

10.11*	Ameriana Bank, SB Supplemental Retirement Plan dated December 30, 2008 between Ameriana Bank, SB and Richard E. Hennessey (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009)

10.12*	Ameriana Bancorp 2006 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement for the 2006 Annual Meeting of Shareholders, filed with the SEC on April 14, 2006)

10.13*	Standstill Agreement, dated March 26, 2013, by and among Ameriana Bancorp, Financial Edge Fund, L.P., Financial Edge – Strategic Fund, L.P., PL Capital/Focused Fund, L.P., Goodbody/PL Capital L.P., PL Capital, LLC, PL Capital Advisers, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (Incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 26, 2013)

10.14*	Employment Agreement between Ameriana Bank and Deborah C. Robinson

21	Subsidiaries

23	Consent of BKD, LLP

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from Ameriana Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

*	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERIANA BANCORP

Date: March 26, 2015	By:	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By:	/s/ Jerome J. Gassen	March 26, 2015
Jerome J. Gassen
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ John J. Letter	March 26, 2015
John J. Letter
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Michael E. Kent	March 26, 2015
Michael E. Kent
Chairman of the Board

By:	/s/ Michael E. Bosway	March 26, 2015
Michael E. Bosway
Director

By:	/s/ Donald C. Danielson	March 26, 2015
Donald C. Danielson
Director

By:	/s/ R. Scott Hayes	March 26, 2015
R. Scott Hayes
Director

By:	/s/ Charles R. Haywood	March 26, 2015
Charles R. Haywood
Director

By:	/s/ Richard E. Hennessey	March 26, 2015
Richard E. Hennessey
Director

By:	/s/ Ronald R. Pritzke	March 26, 2015
Ronald R. Pritzke
Director

By:	/s/ Jennifer P. Bott	March 26, 2015
Jennifer P. Bott
Director

By:	/s/ William F. McConnell, Jr.	March 26, 2015
William F. McConnell, Jr.
Director

By:	/s/ Michael W. Wells	March 26, 2015
Michael W. Wells
Director