Form 10-Q
period 2015-03-31
AMERIANA BANCORP
filed 2015-05-11
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At May 11, 2015, the registrant had 3,024,912 shares of its common stock outstanding.

AMERIANA BANCORP

Signatures

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash on hand and in other institutions	$5,586	$6,020
Interest-bearing demand deposits	29,680	27,122

Cash and cash equivalents	35,266	33,142
Interest-bearing time deposits	4,164	4,164
Investment securities available for sale, at fair value	48,594	48,084
Investment securities held to maturity, at amortized cost	9,936	7,082
Loans held for sale	748	332
Loans, net of allowance for loan losses of $3,984 and $3,903	319,888	316,113
Premises and equipment, net	15,821	15,511
Stock in Federal Home Loan Bank, at cost	3,753	3,753
Goodwill	656	656
Cash value of life insurance	28,623	28,446
Other real estate owned	6,606	6,639
Other assets	8,625	8,896

Total assets	$482,680	$472,818

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$66,976	$61,063
Interest-bearing	323,601	317,884

Total deposits	390,577	378,947
Borrowings	42,810	45,810
Drafts payable	1,129	1,298
Other liabilities	6,576	5,711

Total liabilities	441,092	431,766

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,249,912 and 3,245,684 shares	3,250	3,246
Outstanding – 3,024,912 and 3,020,684 shares
Additional paid-in capital	1,727	1,657
Retained earnings	39,166	38,785
Accumulated other comprehensive income	443	362
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	41,588	41,052

Total liabilities and shareholders’ equity	$482,680	$472,818

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on loans	$3,768	$4,114
Interest on mortgage-backed securities	268	222
Interest on investment securities	63	44
Other interest and dividend income	70	94

Total interest income	4,169	4,474

Interest Expense
Interest on deposits	373	420
Interest on borrowings	273	338

Total interest expense	646	758

Net Interest Income	3,523	3,716
Provision for loan losses	105	150

Net Interest Income After Provision for Loan Losses	3,418	3,566

Other Income
Other fees and service charges	634	588
Brokerage and insurance commissions	567	418
Gains on sales of loans and servicing rights	55	16
Gain from sales of other real estate owned	32	—
Other real estate owned income	64	87
Increase in cash value of life insurance	177	182
Other	30	73

Total other income	1,559	1,364

Other Expense
Salaries and employee benefits	2,356	2,255
Net occupancy expense	456	420
Furniture and equipment expense	210	189
Legal and professional fees	181	162
FDIC deposit insurance premiums and assessments	91	89
Data processing expense	280	233
Printing and office supplies	76	65
Marketing expense	92	109
Other real estate owned expense	124	39
Other	452	356

Total other expense	4,318	3,917

Income Before Income Taxes	659	1,013
Income tax	157	284

Net Income	$502	$729

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Basic Earnings Per Share	$0.17	$0.24

Diluted Earnings Per Share	$0.17	$0.24

Dividends Declared Per Share	$0.04	$0.02

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Income	$502	$729
Unrealized appreciation on available-for-sale securities, net of tax expense of $42 and $112 for the three months ended March 31, 2015 and March 31, 2014, respectively	81	214

Other comprehensive income	81	214

Comprehensive Income	$583	$943

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Three Months Ended March 31, 2015

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2014	$3,246	$1,657	$38,785	$362	$(2,998)	$41,052
Net Income	—	—	502	—	—	502
Other comprehensive income	—	—	—	81	—	81
Share-based compensation	—	16	—	—	—	16
Exercise of stock options	4	48	—	—	—	52
Tax benefit realized from exercise of stock options	—	6	—	—	—	6
Dividends declared ($0.04 per share)	—	—	(121)	—	—	(121)

Balance at March 31, 2015	$3,250	$1,727	$39,166	$443	$(2,998)	$41,588

See notes to consolidated condensed financial statements.

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$502	$729
Items not requiring (providing) cash
Provision for losses on loans	105	150
Depreciation and amortization	372	294
Increase in cash value of life insurance	(177)	(182)
Net gain from sales and write-downs of other real estate owned	(32)	—
Share-based compensation	16	20
Mortgage loans originated for sale	(2,160)	(413)
Proceeds from sales of mortgage loans originated for sale	1,774	422
Gains on sales of mortgage loans and servicing rights	(55)	(16)
Increase in accrued interest and dividends payable	320	344
Other adjustments	1	(101)

Net cash provided by operating activities	666	1,247

Investing Activities
Purchase of available for sale securities	(2,585)	(7,809)
Purchase of held to maturity securities	(3,089)	—
Proceeds/principal from the maturity of held to maturity securities	35	—
Principal collected on available for sale mortgage-backed securities	2,114	1,221
Principal collected on held to maturity mortgage-backed securities	193	—
Net change in loans	(3,920)	(318)
Proceeds from sales of other real estate owned	105	—
Net purchases and construction of premises and equipment	(586)	(114)

Net cash used in investing activities	(7,733)	(7,020)

Financing Activities
Net change in demand and savings deposits	13,743	10,758
Net change in certificates of deposit	(2,113)	(429)
Decrease in drafts payable	(169)	(427)
Repayment of borrowings	(3,000)	—
Net change in advances by borrowers for taxes and insurance	738	659
Proceeds from exercise of stock options	52	—
Cash dividends paid	(60)	(29)

Net cash provided by financing activities	9,191	10,532

Change in Cash and Cash Equivalents	2,124	4,759
Cash and Cash Equivalents at Beginning of Year	33,142	40,867

Cash and Cash Equivalents at End of Quarter	$35,266	$45,626

Supplemental information:
Interest paid on deposits	$109	$105
Interest paid on borrowings	$278	$340
Income tax paid	$250	$—
Non-cash supplemental information:
Transfers from loans to other real estate owned	$40	$91

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE B — SHAREHOLDERS’ EQUITY

On March 30, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $121,000, was accrued for payment to shareholders of record on April 10, 2015 and was paid on May 1, 2015.

Cash received from options exercised under all share-based compensation arrangements for the first quarter of 2015 was $52,000, with a tax benefit realized of $6,000. No stock options were granted during the first quarter of 2015.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended March 31,
	2015			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$502	3,021,163	$0.17	$729	2,990,752	$0.24

Effect of dilutive stock options	—	15,269		—	3,823

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$502	3,036,432	$0.17	$729	2,994,575	$0.24

All options to purchase common stock outstanding at March 31, 2015 were included in the computation of diluted earnings per share, because the option’s exercise price was less than the average market price of the common shares for the period presented.

Options to purchase 91,732 shares of common stock at exercise prices of $14.80 to $15.56 per share were outstanding at March 31, 2014, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the option’s exercise price was greater than the average market price of the common shares for the period presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at March 31, 2015
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,129	$637	$27	$44,739
Ginnie Mae collateralized mortgage obligations	1,976	—	15	1,961
Mutual fund	1,836	58	—	1,894

	$47,941	$695	$42	$48,594

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at March 31, 2015
GSE mortgage-backed pass-through securities	$4,534	$44	$—	$4,578
Municipal securities	5,402	17	—	5,419

	$9,936	$61	$—	$9,997

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$43,675	$566	$43	$44,198
Ginnie Mae collateralized mortgage obligations	2,053	—	34	2,019
Mutual fund	1,826	41	—	1,867

	$47,554	$607	$77	$48,084

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2014
GSE mortgage-backed pass-through securities	$4,736	$20	$—	$4,756
Municipal securities	2,346	8	—	2,354

	$7,082	$28	$—	$7,110

The amortized cost and fair value of securities at March 31, 2015 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	44,129	44,739
Ginnie Mae collateralized mortgage obligations	1,976	1,961
Mutual fund	1,836	1,894

	$47,941	$48,594

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$359	$360
One to five years	1,558	1,563
Five to ten years	2,260	2,266
After ten years	1,225	1,230

Municipal securities	5,402	5,419
GSE mortgage-backed pass-through securities	4,534	4,578

	$9,936	$9,997

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

Municipal Securities: The municipal securities consisted of non-rated local issue revenue bonds.

Mutual fund: The mutual fund balance consisted of an investment in the CRA Qualified Investment mutual fund, whose portfolio composition is primarily in debt securities with an average credit quality rating of AAA.

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at March 31, 2015 and December 31, 2014 was $8,306,000 and $12,122,000, respectively, which was approximately 14.2% and 22.0%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 (dollars in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at March 31, 2015
Ginnie Mae and GSE mortgage-backed pass-through securities	$6,321	$26	$24	$1	$6,345	$27
Ginnie Mae collateralized mortgage obligations	—	—	1,961	15	1,961	15

	$6,321	$26	$1,985	$16	$8,306	$42

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,540	$5	$4,563	$38	$10,103	$43
Ginnie Mae collateralized mortgage obligations	—	—	2,019	34	2,019	34

	$5,540	$5	$6,582	$72	$12,122	$77

Investment securities with a total market value of $8,607,000 and $8,499,000 were pledged at March 31, 2015 and December 31, 2014, respectively, to secure a repurchase agreement.

There were no sales of available for sale securities during the three-month periods ended March 31, 2015 or March 31, 2014.

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At March 31,	At December 31,
	2015	2014
Real estate loans:
Commercial	$114,131	$111,455
Residential	160,980	163,839
Construction	18,394	13,570
Commercial loans and leases	27,350	29,358
Municipal loans	1,895	785
Consumer loans	1,973	2,018

Total loans	324,723	321,025

Less:
Undisbursed loan proceeds	170	302
Deferred loan fees, net	681	707
Allowance for loan losses	3,984	3,903

	4,835	4,912

Total loans - net	$319,888	$316,113

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

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of March 31, 2015 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Three Months Ended March 31, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,059	$1,934	$156	$637	$—	$117	$3,903
Provision (credit) for losses	74	69	68	(128)	—	22	105
Charge-offs (1)	—	(25)	—	—	—	(13)	(38)
Recoveries	—	5	1	3	—	5	14

Balance at end of quarter	$1,133	$1,983	$225	$512	$—	$131	$3,984

Ending allowance balance:
Individually evaluated for impairment	$—	$365	$—	$154	$—	$28	$547
Collectively evaluated for impairment	1,133	1,618	225	358	—	103	3,437

Total	$1,133	$1,983	$225	$512	$—	$131	$3,984

Ending loan balance:
Individually evaluated for impairment	$4,263	$4,059	$1,975	$495	$—	$56	$10,848
Collectively evaluated for impairment	109,868	156,921	16,419	26,855	1,895	1,917	313,875

Total	$114,131	$160,980	$18,394	$27,350	$1,895	$1,973	$324,723

The following table presents the balance and activity in allowance for loan losses as of March 31, 2014 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended March 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision for losses	108	1	15	2	—	24	150
Charge-offs (1)	—	—	(40)	(1)	—	(16)	(57)
Recoveries	—	3	1	5	—	5	14

Balance at end of quarter	$1,273	$1,747	$332	$629	$—	$119	$4,100

The following table presents the balance in allowance for loan losses and recorded investment in loans and impairment methods as of December 31, 2014 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Year Ended December 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Ending allowance balance:
Individually evaluated for impairment	$—	$319	$—	$166	$—	$12	$497
Collectively evaluated for impairment	1,059	1,615	156	471	—	105	3,406

Total	$1,059	$1,934	$156	$637	$—	$117	$3,903

Ending loan balance:
Individually evaluated for impairment	$4,263	$3,967	$2,004	$516	$—	$89	$10,839
Collectively evaluated for impairment	107,192	159,872	11,566	28,842	785	1,929	310,186

Total	$111,455	$163,839	$13,570	$29,358	$785	$2,018	$321,025

(1)	Policy for Charging Off Loans:

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Loan Portfolio Quality Indicators

At March 31, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$102,866	$154,487	$15,621	$26,528	$1,895	$1,918	$303,315
Watch (Grade 6)	7,002	324	1,712	327	—	—	9,365
Special Mention (Grade 7)	—	3,329	—	—	—	—	3,329
Substandard (Grade 8)	3,451	425	225	—	—	—	4,101
Doubtful (Grade 9)	812	2,415	836	495	—	55	4,613
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$114,131	$160,980	$18,394	$27,350	$1,895	$1,973	$324,723

Loan Portfolio Quality Indicators

At December 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,095	$157,518	$10,786	$28,516	$785	$1,929	$299,629
Watch (Grade 6)	7,097	327	1,721	325	—	—	9,470
Special Mention (Grade 7)	—	3,355	—	—	—	—	3,355
Substandard (Grade 8)	3,451	427	228	—	—	—	4,106
Doubtful (Grade 9)	812	2,212	835	517	—	89	4,465
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$111,455	$163,839	$13,570	$29,358	$785	$2,018	$321,025

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Loan Portfolio Aging Analysis

At March 31, 2015

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$812	$812	$113,319	$114,131	$—
Residential	1,155	67	1,775	2,997	157,983	160,980	—
Construction	—	—	836	836	17,558	18,394	—
Commercial loans and leases	379	—	117	496	26,854	27,350	—
Municipal loans	—	—	—	—	1,895	1,895	—
Consumer loans	2	1	1	4	1,969	1,973	1

Total	$1,536	$68	$3,541	$5,145	$319,578	$324,723	$1

(A)	Includes $992,000 in loans classified as nonaccrual that are less than 30 days past due, of which $613,000 are residential real estate loans and $379,000 are commercial loans.

Loan Portfolio Aging Analysis

At December 31, 2014

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$812	$812	$110,643	$111,455	$—
Residential	1,346	212	1,598	3,156	160,683	163,839	14
Construction	—	—	836	836	12,734	13,570	—
Commercial loans and leases	80	320	117	517	28,841	29,358	—
Municipal loans	—	—	—	—	785	785	—
Consumer loans	10	4	1	15	2,003	2,018	1

Total	$1,436	$536	$3,364	$5,336	$315,689	$321,025	$15

(A)	Includes $667,000 in loans classified as nonaccrual that are less than 30 days past due, of which $587,000 are residential real estate loans and $80,000 are commercial loans.

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

The following table presents impaired loans as of March 31, 2015 (dollars in thousands):

Impaired Loans

At March 31, 2015

				Three Months Ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$4,263	$4,742	N/A	$4,263	$43
Residential	2,715	2,967	N/A	2,634	13
Construction	1,975	1,975	N/A	1,989	17
Commercial loans and leases	71	99	N/A	71	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	$9,024	$9,783	N/A	$8,957	$73

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$—	$—	$—	$—	$—
Residential	1,344	1,404	365	1,346	5
Construction	—	—	—	—	—
Commercial loans and leases	424	485	154	435	—
Municipal loans	—	—	—	—	—
Consumer loans	56	56	28	73	—

Total	$1,824	$1,945	$547	$1,854	$5

All Impaired Loans	$10,848	$11,728	$547	$10,811	$78

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2015), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2015.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

The following table presents impaired loans as of March 31, 2014 (dollars in thousands):

Impaired Loans

At March 31, 2014

				Three Months Ended March 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,553	$4,011	N/A	$3,538	$44
Residential	2,638	2,712	N/A	2,637	14
Construction	1,247	1,247	N/A	1,260	3
Commercial loans and leases	471	607	N/A	472	—
Municipal loans	—	—	N/A	—	—
Consumer loans	—	—	N/A	—	—

Total	$7,889	$8,577	N/A	$7,907	$61

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$1,277	$1,277	86	$1,285	$15
Residential	2,836	2,840	474	3,236	19
Construction	3,219	4,061	251	3,029	25
Commercial loans and leases	250	291	180	255	—
Municipal loans	—	—	—	—	—
Consumer loans	73	73	8	66	—

Total	$7,655	$8,542	$999	$7,871	$59

All Impaired Loans	$15,544	$17,119	$999	$15,778	$120

(1)	Includes all loans that were classified as impaired at any time during the three-month period (not just impaired loans at March 31, 2014), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months ended March 31, 2014.

For all loan classes, interest income on loans individually classified as impaired is recognized on a cash basis after all past due and current principal payments have been made.

The following table presents impaired loans as of December 31, 2014 (dollars in thousands):

Impaired Loans

At December 31, 2014

				Year Ended December 31, 2014
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

The following table presents the Company’s non-accrual loans at March 31, 2015 and December 31, 2014 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At March 31,	At December 31,
	2015	2014
Real estate loans:
Commercial	$812	$812
Residential	2,427	2,212
Construction	836	836
Commercial loans and leases	495	516
Municipal loans	—	—
Consumer loans	—	—

Total	$4,570	$4,376

Total non-accrual loans at March 31, 2015 and December 31, 2014 included $1,172,000 and $1,082,000 of TDRs, respectively.

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

There were no loans classified as a TDR during either the three-month period ended March 31, 2015, or the three-month period ended March 31, 2014.

There were no TDRs that had payment defaults during the three-month period ended March 31, 2015, or the three-month period ended March 31, 2014. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

NOTE F — ACCOUNTING DEVELOPMENTS

•	Financial Accounting Standards Board (“FASB”)

The FASB has issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operation.

The FASB has issued an ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ (Codification) and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operation.

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

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at March 31, 2015 and December 31, 2014 was $2,101,000 and $2,102,000, respectively. The expense for the plan was $31,000 and $55,000 for the three-month periods ended March 31, 2015 and March 31, 2014, respectively.

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

The Company held no Level 3 securities in its available-for-sale portfolio on either March 31, 2015 or December 31, 2014.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015:
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,739	$—	$44,739	$—
Ginnie Mae collateralized mortgage obligations	1,961	—	1,961	—
Mutual fund	1,894	1,894	—	—

	$48,594	$1,894	$46,700	$—

At December 31, 2014:
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,198	$—	$44,198	$—
Ginnie Mae collateralized mortgage obligations	2,019	—	2,019	—
Mutual fund	1,867	1,867	—	—

	$48,084	$1,867	$46,217	$—

Transfers between Levels

Transfers between levels did not occur during the three months ended March 31, 2015.

Level 3 Reconciliation

There is no reconciliation for the three-month periods ended March 31, 2015 and March 31, 2014, respectively, as there were no fair value measurements using significant unobservable (Level 3) inputs for the available-for-sale portfolio during those periods.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2015:
Impaired loans	$824	$—	$—	$824
Other real estate owned	—	—	—	—
At December 31, 2014:
Impaired loans	$940	$—	$—	$940
Other real estate owned	1,166	—	—	1,166
Mortgage servicing rights	530			530

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range
Impaired loans	$824	Third party valuations	Discount to reflect realizable value	0.0% - 24.9%

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range
Impaired loans	$940	Third party valuations	Discount to reflect realizable value	0.6% - 64.9%
Other real estate owned	1,166	Third party valuations	Discount to reflect realizable value	6.4% - 7.0%
Mortgage servicing rights	530	Third party valuations	Discount rate	5.06% - 6.08%
			Prepayment speed	10.22% - 22.74%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at March 31, 2015:

Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$35,266	$35,266	$35,266	$—	$—
Interest-bearing time deposits	4,164	4,183	4,183	—	—
Investment securities held to maturity	9,936	9,997	—	4,578	5,419
Loans held for sale	748	748	—	748	—
Loans	319,888	327,145	—	316,297	10,848
Stock in FHLB	3,753	3,753	—	3,753	—
Mortgage servicing rights	522	522	—	—	522
Interest and dividends receivable	1,163	1,163	—	1,163	—
Liabilities
Deposits	390,577	391,266	255,661	135,605	—
Borrowings	42,810	38,841	—	32,604	6,237
Drafts payable	1,129	1,129	—	1,129	—
Interest and dividends payable	416	416	—	416	—

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at December 31, 2014:

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

Held to maturity securities: The carrying amount for March 31, 2015 and December 31, 2014 represents the amortized cost balance as of that date. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for sale: The carrying amount approximates fair value due to the insignificant time between originations and date of sale. The carrying amount is the amount funded.

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

NOTE I — COLLATERAL FOR LETTERS OF CREDIT

As of March 31, 2015, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5,014,000 that the Company had collateralized with residential mortgage loans.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is designed to provide a narrative on our financial condition, results of operations, liquidity, critical accounting policies, off-balance sheet arrangements and the future impact of accounting standards. It is useful to read our MD&A in conjunction with the consolidated financial statements contained in Part I in this Quarterly Report on Form 10-Q (this “Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”), and our other reports on Forms 10-Q and current reports on Forms 8-K and other publicly available information.

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through thirteen branch offices located throughout Central Indiana. Our primary markets are in Hamilton, Hancock, Hendricks, Henry, Madison, Marion and Shelby counties.

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

Executive Overview of the First Quarter of 2015

The Company recorded net income of $502,000, or $0.17 per diluted share, for the three-month period ended March 31, 2015, which represented a $227,000 decrease from the same period a year earlier that was due primarily to a total of $235,000 in interest income and expense reversal related to the repurchase of a non-performing loan by the servicer in the first quarter of 2014, and the cost in the first quarter of 2015 of approximately $193,000 related to two new banking centers opened during the last half of 2014.

•	The Company declared a quarterly dividend of $0.04 per share, which represented a $0.02 per share increase over the same quarter a year earlier.

•	At March 31, 2015, the Bank’s tier 1 leverage ratio was 9.41%, the common equity tier 1 risk-based capital ratio and the tier 1 risk-based capital ratio were both 13.67%, and the total risk-based capital ratio was 14.90%. All four ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.” The new Basel III capital rules did not have a significant impact on the Bank’s capital ratios.

•	Net interest income on a fully tax-equivalent basis for the first quarter of 2015 represented a decrease of $175,000, or 4.7%, from the same quarter of 2014, of which $173,000 represented interest income recognized in the first quarter of 2014 related to the repurchase of a non-performing loan by the servicer. Net interest income on a fully tax-equivalent basis was also negatively affected by margin compression, as average interest-earning assets were $10.4 million, or 2.6%, higher than the same quarter of 2014.

•	Net interest margin of 3.45% on a fully tax-equivalent basis for the first quarter of 2015 was 27 basis points lower than the same period in 2014.

•	The Bank recorded a $105,000 provision for loan losses in the first quarter of 2015, which reflected a $45,000 reduction from the same quarter a year earlier, primarily as a result of improved credit quality.

•	Other income of $1.6 million for the first quarter of 2015 represented an increase of $195,000, or 14.3%, from the year earlier quarter that resulted primarily from the following changes:

•	A $149,000 increase in brokerage and insurance commissions that resulted primarily from a $138,000 increase in the contingent bonus received by the Bank’s insurance subsidiary related to the claims loss experience on insured properties;

•	A $46,000, or 7.8%, increase in other fees and service charges on deposit accounts due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $39,000 increase in gains on sales of loans and servicing rights compared to the same quarter a year earlier that resulted from a larger percentage of new loans being sold in the secondary market compared to the same quarter a year earlier, when a strategy was in place to put most new residential mortgage loan originations into the Bank’s portfolio; and

•	$32,000 in gains from sales of other real estate owned (“OREO”) with no losses or write-downs, compared with no sales or write-downs in the same quarter a year earlier; partly offset by

•	A $43,000 decrease in other that related primarily to the first quarter of 2014 receipt of $36,000 in claim proceeds in excess of the planned replacement cost for landscaping damage at a banking center; and

•	A $23,000 decrease in OREO income that related primarily to the receipt in the first quarter of 2014 of delinquent rent from a tenant of a commercial strip center.

•	$4.3 million in other expense for the first quarter of 2015 was $401,000, or 10.2%, higher than the same quarter in 2014 and resulted primarily from the following changes:

•	A $101,000, or 4.5%, increase in salaries and employee benefits that was due primarily to $111,000 of compensation and benefits related to personnel hired for the two new banking centers opened in the last half of 2014, partly offset by a $40,000 decrease in expense related to retirement programs;

•	A $96,000 increase in other expense that resulted primarily from a $62,000 reversal in the first quarter of 2014 of loan expense as a result of the repurchase of a non-performing loan by the servicer;

•	An $85,000 increase in OREO expense, of which $62,000 related to a residential condominium project acquired in December 2014, and a real estate tax refund that resulted in a $20,000 expense reduction in the first quarter of 2014;

•	A $47,000 increase in data processing expense that related primarily to our cost to support greater use of new technology by our customers; and

•	A $57,000 increase in net occupancy and furniture and equipment expense, with $46,000 related to the two new banking centers opened in the last half of 2014.

•	Income before income taxes was $659,000 for the first quarter of 2015 and income tax expense was $157,000, which resulted in an effective rate of 23.8% that was lower than the statutory rate due primarily to a significant amount of tax-exempt income from bank-owned life insurance.

For the first quarter of 2015, total assets increased by $9.9 million, or 2.1%, to $482.7 million:

•	Investments in interest-bearing demand deposits increased $2.6 million to $29.7 million at March 31, 2015, of which $29.5 million was invested at the Federal Reserve Bank of Chicago.

•	The $48.6 million total for investment securities available-for-sale represented a $510,000 increase from December 31, 2014, and resulted primarily from a $2.6 million purchase of a Fannie Mae pass-through mortgage-backed security reduced by principal payments during the quarter. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	The investment securities held-to-maturity portfolio increased $2.8 million during the third quarter, primarily the result of the purchase of $3.1 million of tax-exempt local municipal bonds, partly offset by principal repayments.

•	Net loans receivable increased $3.8 million during the quarter to $319.9 million at March 31, 2015, and the Bank had a strong loan pipeline at the end of the first quarter.

•	Total non-performing loans of $4.6 million, or 1.4% of total net loans, at March 31, 2015, represented an increase of $180,000 for the quarter, but a reduction of $658,000 from March 31, 2014.

•	The allowance for loan losses of $4.0 million at March 31, 2015 was 1.23% of total loans and 87.2% of non-performing loans, compared to 1.22% and 88.9%, respectively, at December 31, 2014, and 1.29% and 78.4%, respectively, at March 31, 2014.

•	Premises and equipment of $15.8 million represented a $310,000 increase for the first quarter of 2015 that resulted primarily from capital expenditures totaling $586,000, of which $447,000 was for the purchase of replacement ATMs that are compatible with a new operating system and capable of supporting chip card technology, partly offset by $268,000 of depreciation.

•	OREO of $6.6 million at March 31, 2015 represented a $33,000 decrease from December 31, 2014 that was the net result of the addition of a property with a book value of $40,000 and two sales of properties with a total book value of $73,000.

•	During the first quarter of 2015, total deposits increased by $11.6 million, or 3.1%, to $390.6 million and resulted from a $13.7 million increase of non-maturity deposits, partly offset by a $2.1 million decline in certificate of deposit balances.

•	Total borrowed money of $42.8 million at March 31, 2015, was down $3.0 million for the quarter as a result of the maturity of a Federal Home Loan Bank advance with an interest rate of 2.70%.

•	Total shareholders’ equity of $41.6 million at March 31, 2015 represented an increase of $536,000 for the quarter, and resulted from net income of $502,000, an $81,000 improvement to a $443,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, $58,000 from the exercise of stock options and $16,000 of share-based compensation related to stock options, partly offset and by $121,000 in shareholder dividends declared during the quarter.

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

In 2012, the Bank closed its McCordsville Banking Center. The Fishers Banking Center, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a consolidated and still convenient location. In 2013, the Bank purchased two vacant banking centers in Hamilton County. The Noblesville Banking Center opened in September 2014, and the Fishers Crossing Banking Center in November 2014. With the addition of these two offices, Ameriana has five locations in Hamilton County. A Broad Ripple Banking Center, the Bank’s first brick and mortar location in Marion County, is scheduled to open in the second half of 2015. The Bank is in the process of determining the appropriate time to construct a banking center building on its Plainfield property, based on its long-term expansion strategy. Although implementation of the expansion strategy has resulted in an initial negative effect on earnings, management believes that the Bank’s expansion into new markets is extremely important to its long-term sustainable growth.

On March 31, 2015, Ameriana announced that it will consolidate the Downtown New Castle Banking Center with the Bundy Avenue Banking Center, also located in New Castle, where customers are provided full access to services and amenities not available at the Downtown Banking Center. The proposed closing date of the Downtown New Castle Banking Center is July 6, 2015. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

Earnings pressure is expected to continue as the uncertain economy maintains stress on efforts to grow the loan portfolio, and also due to the current interest rate environment that has proven to be difficult for the financial institution industry, including pressure on net interest margins. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in further reduction of its cost of deposits. The Bank’s pricing strategies, along with an increase in the size of the investment portfolio, have mitigated the negative effect of the low interest rate environment. Managing noninterest expense prudently has been a priority of the Bank, and management has utilized aggressive cost control measures including job restructuring and eliminating certain discretionary expenditures, to limit growth in noninterest expense as new banking centers are added.

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

With a community banking history stretching over 125 years, the Bank has built its strong reputation with community outreach programs and being a workplace of choice. By combining its rich tradition with its ability to provide its customers with financial advice and solutions, the Bank will accomplish its mission by:

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At March 31, 2015 and December 31, 2014, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at March 31, 2015.

FINANCIAL CONDITION

The balance sheet totals of $482.7 million at March 31, 2015 represented an increase of $9.9 million, or 2.1%, from the December 31, 2014 totals of $472.8 million. The increase resulted primarily from $11.6 million, or 3.1%, growth in the Bank’s deposit accounts, partly offset by a $3.0 million reduction in borrowings. The growth in total assets for the period included a $3.8 million increase in net loans receivable, a $3.4 million increase in investment securities and a $2.6 million increase in interest-bearing demand deposits.

Cash and cash equivalents increased $2.1 million during the first quarter to $35.3 million at March 31, 2015. Included in the total at March 31, 2015 was $29.5 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The increase for the first three months of 2015 resulted primarily from the growth in deposit accounts reduced by the repayment of an FHLB advance exceeding the growth in the loan portfolio and the investment securities portfolio.

At March 31, 2015, the Bank held $4.2 million in FDIC insured bank certificates of deposit, which had a weighted-average rate of 1.24% and a weighted-average remaining life of 1.6 years. There were no purchases or maturities during the first quarter of 2015.

Investment securities available-for-sale increased by $510,000 to $48.6 million at March 31, 2015 from $48.1 million at December 31, 2014. The increase resulted primarily from a $2.6 million purchase of a Fannie Mae pass-through mortgage-backed security and a $123,000 increase in the market value of the portfolio that resulted from a decrease in market interest rates, partly offset by $2.1 million in principal repayments on mortgage-backed pass-through and collateralized mortgage obligation securities

Investment securities held-to-maturity increased by $2.8 million to $9.9 million at March 31, 2015 from $7.1 million at December 31, 2014, primarily the result of the purchase of $3.1 million of tax-exempt local municipal bonds, partly offset by $193,000 of principal repayments on mortgage-backed pass-through securities and the maturity of a $35,000 local municipal bond.

All mortgage-backed pass-through securities and collateralized mortgage obligations in the available-for-sale and held-to-maturity portfolios, with a total fair value of $51.3 million at March 31, 2015, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise.

Net loans receivable increased by $3.8 million to $319.9 million at March 31, 2015 from $316.1 million at December 31, 2014, as construction loans increased $4.8 million to $18.4 million, commercial real estate loans increased $2.7 million to $114.1 million, and we added a $1.1 million municipal loan, increasing total municipal loans to $1.9 million. Commercial loans and leases declined $2.0 million to $27.4 million and consumer loans totaling $2.0 million at March 31, 2015 were relatively unchanged for the three-month period. Residential mortgage loans originated for sale into the secondary market totaled $2.2 million, and new originations retained in the portfolio were less than repayments during the first three months of 2015, and as a result total residential real estate loans declined $2.9 million to $161.0 million at March 31, 2015. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $15.8 million at March 31, 2015 represented a $310,000 increase from $15.5 million at December 31, 2014. The net increase resulted from capital expenditures totaling $586,000, of which $447,000 was for the purchase of replacement ATMs that are compatible with a new operating system and capable of supporting chip card technology, partly offset by $268,000 of depreciation and an $8,000 disposition during the period.

Goodwill was $656,000 at March 31, 2015, unchanged from December 31, 2014. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment of the goodwill as of March 31, 2015.

We have investments in life insurance on employees and directors, which had a balance or cash surrender value of $28.6 million and $28.4 million at March 31, 2015 and December 31, 2014, respectively. The non-taxable increase in cash surrender value of this life insurance was $177,000 for the first three months of 2015, compared to $182,000 for the same period a year earlier.

OREO totaled $6.6 million at March 31, 2015, a $33,000 decrease from December 31, 2014. There was one single-family property with a book value of $40,000 transferred to OREO, and two sales of properties with book values totaling $73,000 that resulted in gains totaling $32,000 during the three-month period ended March 31, 2015.

Other assets of $8.6 million at March 31, 2015 represented a $271,000 reduction from December 31, 2014, which resulted primarily from a $305,000 net decrease in total prepaid expense.

Total liabilities increased $9.3 million, or 2.2%, from $431.8 million at December 31, 2014 to $441.1 million at March 31, 2015, primarily due to the increase in deposits.

Total deposits of $390.6 million at March 31, 2015 represented an increase of $11.6 million, or 3.1%, from December 31, 2014. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the first three months of 2015, money market, savings and checking balances, exclusive of public funds checking accounts, increased $15.7 million, as customers continued to choose the more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. Public funds checking balances decreased $2.0 million to $40.8 million at March 31, 2015, and total certificates of deposit balances declined $2.1 million to $134.9 million, due mostly to a migration of maturing balances to the Bank’s non-maturity deposit products. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $42.8 million at March 31, 2015 was down $3.0 million from December 31, 2014 as a result of the maturity of a Federal Home Loan Bank advance with an interest rate of 2.70%. Wholesale funding options and strategies are continuously analyzed to ensure that the Bank retains sufficient sources of credit to fund all of its needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.1 million at March 31, 2015 decreased $169,000 from $1.3 million at December 31, 2014. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $41.6 million at March 31, 2015 represented a $536,000 increase over the total of $41.1 million at December 31, 2014. The increase resulted from net income of $502,000, an $81,000 improvement to a $443,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, $58,000 from exercises of stock options and $16,000 in share-based compensation related to stock options, partly offset by $121,000 in dividends declared during the three-month period ended March 31, 2015. The Company’s and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

First Quarter of 2015 compared to the First Quarter of 2014

The Company recorded net income of $502,000, or $0.17 per diluted share, for the first quarter of 2015, compared to net income of $729,000, or $0.24 per diluted share, for the first quarter of 2014.

The earnings decline of $227,000, or $0.07 per diluted share, for the first quarter of 2015 compared to the same quarter a year earlier was due primarily to a total of $235,000 in interest income and expense reversal related to the repurchase of a non-performing loan by the servicer in the first quarter of 2014, and the cost in the first quarter of 2015 of approximately $193,000 related to two new banking centers opened during the last half of 2014.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.6 million for the first quarter of 2015 represented a decrease of $175,000, or 4.7%, compared to the same period of 2014, of which $173,000 represented interest income recognized in the first quarter of 2014 related to the repurchase of a non-performing loan by the servicer. Net interest income on a fully tax equivalent basis was negatively affected by a decrease in net interest margin, offset partly by the benefit from a $10.4 million, or 2.6%, increase in average interest-earning assets to $417.2 million. Net interest margin on a fully tax-equivalent basis for the first quarter of 2015 of 3.45% was 27 basis points lower than the year earlier period.

Tax-exempt interest was $54,000 for the first quarter of 2015 compared to $36,000 for the same period of 2014, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $23,000 and $15,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended March 31,
	2015	2014
Balance at beginning of quarter	$3,903	$3,993
Provision for loan losses	105	150
Charge-offs	(38)	(57)
Recoveries	14	14

Net charge-offs	(24)	(43)

Balance at end of period	$3,984	$4,100

Allowance to total loans	1.23%	1.29%

Allowance to non-performing loans	87.16%	78.41%

We recorded a provision for loan losses of $105,000 for the first quarter of 2015, a $45,000 reduction from the year earlier quarter that was reflective of the declining pressure of economic conditions on credit quality, including a decrease in non-performing loans and charge-offs. Net charge-offs decreased from $43,000 for the first quarter of 2014 to $24,000 for the first quarter of 2015. Total charge-offs of $38,000 for the first quarter of 2015 included no loans with specific reserves at December 31, 2014.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	March 31,
	2015	2014
Loans accounted for on a non-accrual basis	$4,570	$5,161
Accruing loans contractually past due 90 days or more	1	68

Total of non-accrual and 90 days or more past due loans (1)	$4,571	$5,229

Percentage of total net loans	1.43%	1.68%

Other non-performing assets (2)	$6,606	$5,262
Total non-performing assets	$11,177	$10,491

Percentage of total assets	2.32%	2.23%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$1,172	$2,782
Total troubled debt restructurings	$7,395	$11,998

(1)	Total non-accrual loans and accruing loans 90 days or more past due at March 31, 2015 included $1.2 million of TDRs, which consisted of four residential real estate loans totaling $986,000 and three commercial loans totaling $186,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $4.0 million at March 31, 2015 was $90,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio increased from 78.41% at March 31, 2014 to 87.16% at March 31, 2015, due to a lower total of non-performing loans. Non-performing loans of $4.6 million at March 31, 2015 represented a $658,000 decrease from the total of $5.2 million at March 31, 2014, but a $180,000 increase from the end of the prior quarter with a corresponding $371,000 decrease in total loans past due 30 to 90 days from the prior quarter. It is management’s opinion that the allowance for loan losses at March 31, 2015 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At March 31, 2015, the Bank had $7.4 million in loans categorized as TDRs, with seven loans totaling $1.2 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $7.4 million included $3.7 million related to a hotel in northern Indiana, 20 loans on residential properties totaling $2.6 million, a $915,000 loan for developed commercial land and three commercial loans totaling $186,000.

Other Income

The Company recorded other income of $1.6 million for the first quarter of 2015, an increase of $195,000, or 14.3%, from the same period a year earlier that resulted primarily from the following changes:

•	A $149,000 increase in brokerage and insurance commissions to $567,000 that resulted primarily from a $145,000 increase in revenue earned by the Bank’s insurance subsidiary that resulted mostly from a $138,000 increase in the contingent bonus received related to the claims loss experience on insured properties;

•	A $46,000, or 7.8%, increase in other fees and service charges on deposit accounts to $634,000 for the first quarter of 2015 from $588,000 for the year earlier quarter, that was due primarily to a 5.6% increase in the number of checking accounts since the end of the first quarter of 2014 that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $39,000 increase in gains on sales of loans and servicing rights to $55,000 from $16,000 that resulted from a larger percentage of new loans being sold in the secondary market in the first quarter of 2015 compared with the same quarter a year earlier, when a strategy was in place to put most new loan originations into the Bank’s portfolio; and

•	$32,000 in gains from sales of OREO with no losses or write-downs, compared with no sales or write-downs of OREO in the same quarter a year earlier; partly offset by

•	A $43,000 decrease in other that related primarily to the first quarter of 2014 receipt of $36,000 in claim proceeds in excess of the planned replacement cost for landscaping damage at a banking center; and

•	A $23,000 decrease in OREO income to $64,000 that related primarily to the receipt in the first quarter of 2014 of delinquent rent from a tenant of a commercial strip center.

Other Expense

Total other expense of $4.3 million for the first quarter of 2015 was $401,000, or 10.2%, higher than the first quarter of 2014, with the following major differences:

•	A $101,000, or 4.5%, increase in salaries and employee benefits to $2.4 million that was due primarily to $111,000 of compensation and benefits related to personnel hired for the two new banking centers opened in the last half of 2014, partly offset by a $16,000 decrease in retirement benefits expense related to our frozen defined benefit plan and a $24,000 decrease in the expense related to the retirement plan for certain officers;

•	A $96,000 increase in other expense that resulted primarily from the $62,000 reversal in the first quarter of 2014 of loan expense as a result of the repurchase of a non-performing loan by the servicer;

•	An $85,000 increase in OREO expense to $124,000 of which $62,000 related to a residential condominium project acquired in December 2014, and a real estate tax refund that resulted in $20,000 expense reduction in the first quarter of 2014;

•	A $47,000 increase in data processing expense to $280,000 that related primarily to our cost to support greater use of new technology by our customers;

•	A $57,000 increase in net occupancy and furniture and equipment expense, with $46,000 related to the two new banking centers opened in the last half of 2014; and

•	A $19,000 increase in legal and professional fees for the first quarter of 2015 compared to the same quarter a year earlier.

Income Tax Expense

The Company recorded income tax expense of $157,000 on pre-tax income of $659,000 for the three-month period ended March 31, 2015, compared to income tax expense of $284,000 on pre-tax income of $1.0 million for the same period a year earlier. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only two purchases since December 31, 2006, that segment of the investment securities portfolio has been reduced to $5.4 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank has periodically evaluated a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income. Additionally, the Bank is exploring options related to reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

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

At March 31, 2015, we had $37.3 million in loan commitments outstanding and $61.6 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of March 31, 2015 totaled $73.9 million, or 18.9% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before March 31, 2016. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at March 31, 2015 or at December 31, 2014.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first three months of 2015, net loans receivable increased by $3.8 million, or 1.2%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $11.6 million, or 3.1%, during the first three months of 2015. We had FHLB advances of $25.0 million and $28.0 million at March 31, 2015 and December 31, 2014, respectively.

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

Basel III. On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 billion or more and top-tier savings and loan holding companies.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (“AOCI”), (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. A key provision of the new rules permits all non-advanced approaches institutions, generally those institutions with less than $250 billion in total assets, to make a one-time, irrevocable election to opt out of the requirement to include most components of AOCI in Tier 1 capital. With the filing of their respective March 31, 2015 regulatory reports, the Bank and the Company made the one-time, irrevocable election to opt out.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is management’s belief that, as of March 31, 2015, the Company and the Bank have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At March 31, 2015 and December 31, 2014, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2015 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

March 31, 2015
	Actual Capital		Required for Adequate Capital		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (total capital to risk-weighted assets)	$48,578	14.90%	$26,074	8.00%	$32,592	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,543	13.67%	$19,555	6.00%	$26,074	8.00%
Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to risk-weighted assets)	$44,543	13.67%	$14,667	4.50%	$21,185	6.50%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,543	9.41%	$18,937	4.00%	$23,671	5.00%

December 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$48,737	15.64%	$24,933	8.00%	$31,167	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,823	14.38%	$12,467	4.00%	$18,700	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,823	9.49%	$14,175	3.00%	$23,626	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

March 31, 2015
	Actual Capital		Required for Adequate Capital		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (total capital to risk-weighted assets)	$51,042	15.52%	$26,307	8.00%	$32,884	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$47,007	14.29%	$19,730	6.00%	$26,307	8.00%
Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to risk-weighted assets)	$39,076	11.88%	$14,798	4.50%	$21,374	6.50%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$47,007	9.90%	$19,000	4.00%	$23,750	5.00%

December 31, 2014
	Actual Capital		Required for Adequate Capital		To be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$49,983	15.85%	$25,233	8.00%	$31,541	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$46,069	14.61%	$12,617	4.00%	$18,925	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$46,069	9.74%	$14,186	3.00%	$23,644	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended March 31, 2015, and at March 31, 2015 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM  6 – EXHIBITS

No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: May 11, 2015	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 11, 2015	/s/ John J. Letter
John J. Letter
Executive Vice President-Treasurer and
Chief Financial Officer
(Principal Financial Officer
and Accounting Officer)