Form 10-Q
period 2015-06-30
AMERIANA BANCORP
filed 2015-08-07
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

At August 7, 2015, the registrant had 3,030,162 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash on hand and in other institutions	$6,707	$6,020
Interest-bearing demand deposits	14,780	27,122

Cash and cash equivalents	21,487	33,142
Interest-bearing time deposits	3,916	4,164
Investment securities available for sale, at fair value	47,820	48,084
Investment securities held to maturity, at amortized cost	17,141	7,082
Loans held for sale	339	332
Loans, net of allowance for loan losses of $3,904 and $3,903	327,422	316,113
Premises and equipment, net	15,896	15,511
Stock in Federal Home Loan Bank, at cost	2,693	3,753
Goodwill	656	656
Cash value of life insurance	27,824	28,446
Other real estate owned	6,682	6,639
Other assets	8,823	8,896

Total assets	$480,699	$472,818

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$67,711	$61,063
Interest-bearing	321,692	317,884

Total deposits	389,403	378,947
Borrowings	42,810	45,810
Drafts payable	1,179	1,298
Other liabilities	5,868	5,711

Total liabilities	439,260	431,766

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,254,662 and 3,245,684 shares	3,254	3,246
Outstanding – 3,029,662 and 3,020,684 shares
Additional paid-in capital	1,816	1,657
Retained earnings	39,233	38,785
Accumulated other comprehensive income	134	362
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	41,439	41,052

Total liabilities and shareholders’ equity	$480,699	$472,818

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$3,883	$4,008	$7,651	$8,122
Interest on mortgage-backed securities	269	257	537	479
Interest on investment securities	64	43	127	87
Other interest and dividend income	62	77	132	171

Total interest income	4,278	4,385	8,447	8,859

Interest Expense
Interest on deposits	368	414	741	834
Interest on borrowings	263	341	536	679

Total interest expense	631	755	1,277	1,513

Net Interest Income	3,647	3,630	7,170	7,346
Provision for loan losses	—	150	105	300

Net Interest Income After Provision for Loan Losses	3,647	3,480	7,065	7,046

Other Income
Other fees and service charges	697	698	1,331	1,286
Brokerage and insurance commissions	365	384	932	802
Gains on sales of loans and servicing rights	125	25	180	41
Net gain (loss) from sales and write-downs of other real estate owned	(35)	7	(3)	7
Other real estate owned income	119	57	183	144
Increase in cash value of life insurance	182	175	359	357
Other	60	37	90	110

Total other income	1,513	1,383	3,072	2,747

Other Expense
Salaries and employee benefits	2,470	2,316	4,826	4,571
Net occupancy expense	337	339	793	759
Furniture and equipment expense	218	184	428	373
Legal and professional fees	666	166	847	328
FDIC deposit insurance premiums and assessments	94	91	185	180
Data processing expense	301	251	581	484
Printing and office supplies	79	61	155	126
Marketing expense	113	109	205	218
Other real estate owned expense	121	67	245	106
Other	456	453	908	809

Total other expense	4,855	4,037	9,173	7,954

Income Before Income Taxes	305	826	964	1,839
Income tax	117	223	274	507

Net Income	$188	$603	$690	$1,332

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Basic Earnings Per Share	$0.06	$0.20	$0.23	$0.45

Diluted Earnings Per Share	$0.06	$0.20	$0.23	$0.45

Dividends Declared Per Share	$0.04	$0.02	$0.08	$0.04

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$188	$603	$690	$1,332

Unrealized appreciation (depreciation) on available-for-sale securities, net of tax benefit of $160 and tax expense of $178 for the three months ended June 30, 2015 and June 30, 2014, respectively, and net of tax benefit of $118 and tax expense of $293 for the six months ended June 30, 2015 and June 30, 2014, respectively	(309)	349	(228)	563

Other comprehensive income (loss)	(309)	349	(228)	563

Comprehensive Income (Loss)	$(121)	$952	$462	$1,895

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2015

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2014	$3,246	$1,657	$38,785	$362	$(2,998)	$41,052
Net Income	—	—	690	—	—	690

Other comprehensive loss	—	—	—	(228)	—	(228)
Share-based compensation	—	42	—	—	—	42
Exercise of stock options	8	106	—	—	—	114
Tax benefit realized from exercise of stock options	—	11	—	—	—	11
Dividends declared ($0.08 per share)	—	—	(242)	—	—	(242)

Balance at June 30, 2015	$3,254	$1,816	$39,233	$134	$(2,998)	$41,439

See notes to consolidated condensed financial statements.

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$690	$1,332
Items not requiring (providing) cash
Provision for losses on loans	105	300
Depreciation and amortization	773	595
Increase in cash value of life insurance	(359)	(357)
Net loss (gain) from sales and write-downs of other real estate owned	3	(7)
Share-based compensation	42	40
Mortgage loans originated for sale	(5,625)	(948)
Proceeds from sales of mortgage loans originated for sale	5,717	974
Gains on sales of mortgage loans and servicing rights	(180)	(41)
Gain on split-dollar bank-owned life insurance death benefit	(20)	—
Increase in accrued interest and dividends payable	55	26
Other adjustments	580	89

Net cash provided by operating activities	1,781	2,003

Investing Activities
Purchase of available for sale securities	(4,780)	(16,242)
Purchase of held to maturity securities	(10,529)	—
Proceeds/principal from the maturity of held to maturity securities	35	—
Principal collected on available for sale mortgage-backed securities	4,514	2,778
Principal collected on held to maturity mortgage-backed securities	419	—
Net change in loans	(11,565)	(1,749)
Proceeds from stock repurchased by Federal Home Loan Bank	1,060	—
Proceeds from split-dollar bank-owned life insurance death benefit	998	—
Proceeds from sales of other real estate owned	105	74
Net purchases and construction of premises and equipment	(937)	(316)

Net cash used in investing activities	(20,680)	(15,455)

Financing Activities
Net change in demand and savings deposits	13,269	21,908
Net change in certificates of deposit	(2,813)	(7,374)
Decrease in drafts payable	(119)	(395)
Repayment of borrowings	(3,000)	—
Net change in advances by borrowers for taxes and insurance	(26)	40
Proceeds from exercise of stock options	114	47
Cash dividends paid	(181)	(89)

Net cash provided by financing activities	7,244	14,137

Change in Cash and Cash Equivalents	(11,655)	685
Cash and Cash Equivalents at Beginning of Year	33,142	40,867

Cash and Cash Equivalents at End of Quarter	$21,487	$41,552

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Supplemental information:

Interest paid on deposits	$741	$836

Interest paid on borrowings	$542	$682

Income tax paid	$450	$95

Non-cash supplemental information:

Transfers from loans to other real estate owned	$151	$569

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE B — SHAREHOLDERS’ EQUITY

On May 14, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $121,000, was accrued for payment to shareholders of record on June 12, 2015 and was paid on July 2, 2015.

Cash received from options exercised under all share-based compensation arrangements for the second quarter of 2015 was $62,000, with a tax benefit realized of $5,000. No stock options were granted during the second quarter of 2015.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data)
	Three Months Ended June 30,
	2015			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$188	3,026,772	$0.06	$603	2,992,134	$0.20

Effect of dilutive stock options	—	14,076		—	5,341

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$188	3,040,848	$0.06	$603	2,997,475	$0.20

	(In thousands, except share data)
	Six Months Ended June 30,
	2015			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$690	3,023,983	$0.23	$1,332	2,991,447	$0.45

Effect of dilutive stock options	—	14,721		—	4,588

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$690	3,038,704	$0.23	$1,332	2,996,035	$0.45

All options to purchase common stock outstanding at June 30, 2015 were included in the computation of diluted earnings per share, because the option’s exercise price was less than the average market price of the common shares for the period presented.

Options to purchase 15,232 shares of common stock at exercise prices of $15.35 to $15.56 per share were outstanding at June 30, 2014, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the option’s exercise price was greater than the average market price of the common shares for the period presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at June 30, 2015
Ginnie Mae and GSE mortgage-backed pass-through securities	$43,887	$304	$123	$44,068
Ginnie Mae collateralized mortgage obligations	1,901	—	29	1,872
Mutual fund	1,846	34	—	1,880

	$47,634	$338	$152	$47,820

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at June 30, 2015
GSE mortgage-backed pass-through securities	$11,736	$4	$6	$11,734
Municipal securities	5,405	14	—	5,419

	$17,141	$18	$6	$17,153

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$43,675	$566	$43	$44,198
Ginnie Mae collateralized mortgage obligations	2,053	—	34	2,019
Mutual fund	1,826	41	—	1,867

	$47,554	$607	$77	$48,084

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2014
GSE mortgage-backed pass-through securities	$4,736	$20	$—	$4,756
Municipal securities	2,346	8	—	2,354

	$7,082	$28	$—	$7,110

The amortized cost and fair value of securities at June 30, 2015 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

	—	—
Ginnie Mae and GSE mortgage-backed pass-through securities	43,887	44,068
Ginnie Mae collateralized mortgage obligations	1,901	1,872
Mutual fund	1,846	1,880

	$47,634	$47,820

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$360	$361
One to five years	1,559	1,563
Five to ten years	2,262	2,268
After ten years	1,224	1,227

Municipal securities	5,405	5,419
GSE mortgage-backed pass-through securities	11,736	11,734

	$17,141	$17,153

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

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2015 and December 31, 2014 was $19,775,000 and $12,122,000, respectively, which was approximately 30.4% and 22.0%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 (dollars in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at June 30, 2015
Ginnie Mae and GSE mortgage-backed pass-through securities	$17,859	$122	$44	$1	$17,903	$123
Ginnie Mae collateralized mortgage obligations	—	—	1,872	29	1,872	29

	$17,859	$122	$1,916	$30	$19,775	$152

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,540	$5	$4,563	$38	$10,103	$43
Ginnie Mae collateralized mortgage obligations	—	—	2,019	34	2,019	34

	$5,540	$5	$6,582	$72	$12,122	$77

Investment securities with a total market value of $8,508,000 and $8,499,000 were pledged at June 30, 2015 and December 31, 2014, respectively, to secure a repurchase agreement.

There were no sales of available for sale securities during the three-month and six-month periods ended June 30, 2015 and June 30, 2014.

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At June 30,	At December 31,
	2015	2014
Real estate loans:
Commercial	$116,472	$111,455
Residential	163,467	163,839
Construction	18,637	13,570
Commercial loans and leases	30,196	29,358
Municipal loans	1,895	785
Consumer loans	1,875	2,018

Total loans	332,542	321,025

Less:
Undisbursed loan proceeds	594	302
Deferred loan fees, net	622	707
Allowance for loan losses	3,904	3,903

	5,120	4,912

Total loans - net	$327,422	$316,113

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

Management also factors in the following qualitative considerations:

1)	Changes in policies and procedures;

2)	Changes in national, regional and local economic and business conditions;

3)	Changes in the composition and size of the portfolio and in the terms of loans;

4)	Changes in the experience, ability and depth of lending management and other relevant staff;

5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

6)	Changes in the quality of the Bank’s loan review system;

7)	Changes in the value of underlying collateral for collateral-dependent loans;

8)	The existence and effect of any concentration of credit, and changes in the level of such concentrations; and

9)	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The following table presents the balance and activity in allowance for loan losses as of June 30, 2015 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,133	$1,983	$225	$512	$—	$131	$3,984
Provision (credit) for losses	(46)	70	(23)	—	—	(1)	—
Charge-offs (1)	—	(58)	—	(48)	—	(15)	(121)
Recoveries	—	26	—	5	—	10	41

Balance at end of quarter	$1,087	$2,021	$202	$469	$—	$125	$3,904

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of June 30, 2015 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Six Months Ended June 30, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,059	$1,934	$156	$637	$—	$117	$3,903
Provision (credit) for losses	28	139	45	(128)	—	21	105
Charge-offs (1)	—	(83)	—	(48)	—	(28)	(159)
Recoveries	—	31	1	8	—	15	55

Balance at end of period	$1,087	$2,021	$202	$469	$—	$125	$3,904

Ending allowance balance:
Individually evaluated for impairment	$70	$649	$—	$139	$—	$28	$886
Collectively evaluated for impairment	1,017	1,372	202	330	—	97	3,018

Total	$1,087	$2,021	$202	$469	$—	$125	$3,904

Ending loan balance:
Individually evaluated for impairment	$4,263	$7,275	$1,948	$435	$—	$88	$14,009
Collectively evaluated for impairment	112,209	156,192	16,689	29,761	1,895	1,787	318,533

Total	$116,472	$163,467	$18,637	$30,196	$1,895	$1,875	$332,542

The following tables present the balance and activity in allowance for loan losses as of June 30, 2014 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended June 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,273	$1,747	$332	$629	$—	$119	$4,100
Provision for losses	73	13	65	(19)	—	18	150
Charge-offs (1)	(101)	(80)	(6)	(58)	—	(18)	(263)
Recoveries	3	3	1	6	—	4	17

Balance at end of quarter	$1,248	$1,683	$392	$558	$—	$123	$4,004

Allowance for Loan Losses

For Six Months Ended June 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision for losses	181	14	80	(17)	—	42	300
Charge-offs (1)	(101)	(80)	(46)	(59)	—	(34)	(320)
Recoveries	3	6	2	11	—	9	31

Balance at end of period	$1,248	$1,683	$392	$558	$—	$123	$4,004

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Loan Portfolio Quality Indicators

At June 30, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$108,312	$153,754	$15,874	$29,513	$1,895	$1,788	$311,136
Watch (Grade 6)	3,897	3,633	1,703	248	—	—	9,481
Special Mention (Grade 7)	—	—	—	—	—	—	—
Substandard (Grade 8)	3,451	423	224	—	—	—	4,098
Doubtful (Grade 9)	812	5,657	836	435	—	87	7,827
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$116,472	$163,467	$18,637	$30,196	$1,895	$1,875	$332,542

Loan Portfolio Quality Indicators

At December 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,095	$157,518	$10,786	$28,516	$785	$1,929	$299,629
Watch (Grade 6)	7,097	327	1,721	325	—	—	9,470
Special Mention (Grade 7)	—	3,355	—	—	—	—	3,355
Substandard (Grade 8)	3,451	427	228	—	—	—	4,106
Doubtful (Grade 9)	812	2,212	835	517	—	89	4,465
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$111,455	$163,839	$13,570	$29,358	$785	$2,018	$321,025

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Loan Portfolio Aging Analysis

At June 30, 2015

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$200	$—	$812	$1,012	$115,460	$116,472	$—
Residential	4,189	175	1,852	6,216	157,251	163,467	110
Construction	—	888	836	1,724	16,913	18,637	—
Commercial loans and leases	368	—	67	435	29,761	30,196	—
Municipal loans	—	—	—	—	1,895	1,895	—
Consumer loans	1	1	4	6	1,869	1,875	5

Total	$4,758	$1,064	$3,571	$9,393	$323,149	$332,542	$115

(A)	Includes $924,000 in loans classified as nonaccrual that are less than 30 days past due, of which $556,000 are residential real estate loans and $368,000 are commercial loans.

Loan Portfolio Aging Analysis

At December 31, 2014

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$812	$812	$110,643	$111,455	$—
Residential	1,346	212	1,598	3,156	160,683	163,839	14
Construction	—	—	836	836	12,734	13,570	—
Commercial loans and leases	80	320	117	517	28,841	29,358	—
Municipal loans	—	—	—	—	785	785	—
Consumer loans	10	4	1	15	2,003	2,018	1

Total	$1,436	$536	$3,364	$5,336	$315,689	$321,025	$15

(A)	Includes $667,000 in loans classified as nonaccrual that are less than 30 days past due, of which $587,000 are residential real estate loans and $80,000 are commercial loans.

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

The following table presents impaired loans as of June 30, 2015 (dollars in thousands):

Impaired Loans At June 30, 2015
				Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,451	$3,929	N/A	$3,451	$43	$3,451	$86
Residential	2,819	3,120	N/A	2,706	14	2,684	28
Construction	1,948	1,948	N/A	1,962	17	1,976	33
Commercial loans and leases	67	95	N/A	69	—	70	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	$8,285	$9,092	N/A	$8,188	$74	$8,181	$147

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$812	$812	$70	$812	$—	$812	$—
Residential	4,456	4,467	649	1,180	4	1,161	8
Construction	—	—	—	—	—	—	—
Commercial loans and leases	368	431	139	396	—	415	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	88	88	28	71	—	72	—

Total	$5,724	$5,798	$886	$2,459	$4	$2,460	$8

All Impaired Loans	$14,009	$14,890	$886	$10,647	$78	$10,641	$155

(1)	Includes all loans that were classified as impaired at any time during the three-month and six-month periods (not just impaired loans at June 30, 2015), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and six months ended June 30, 2015.

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

The following table presents the Company’s non-accrual loans at June 30, 2015 and December 31, 2014 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At June 30,	At December 31,
	2015	2014
Real estate loans:
Commercial	$812	$812
Residential	2,344	2,212
Construction	836	836
Commercial loans and leases	435	516
Municipal loans	—	—
Consumer loans	—	—

Total	$4,427	$4,376

Total non-accrual loans at June 30, 2015 and December 31, 2014 included $1,411,000 and $1,082,000 of TDRs, respectively.

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

There were two loans classified as a TDR during the three-month and six month periods ended June 30, 2015, and they are shown in the table below identified by class (dollars in thousands). The modifications were both payment concessions, one extending the amortization period to reduce the monthly payment amount and the other allowing the borrower to make interest only payments for a period of time.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	—	$—	$—
Residential	1	3,311	3,311	1	3,311	3,311
Construction	—	—	—	—	—	—
Commercial loans and leases	1	308	308	1	308	308
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	2	$3,619	$3,619	2	$3,619	$3,619

There were no loans classified as a TDR during either the three-month period or the six-month period ended June 30, 2014.

There were no TDRs that had payment defaults during the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

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

The FASB has issued an ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ (Codification) and improves current GAAP by:

•	Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”).

•	Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. Early adoption is permitted, including adoption in an interim period. The Company will adopt the methodologies prescribed by this ASU by the date required, and is still evaluating the impact the ASU will have on its financial position or results of operation.

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at June 30, 2015 and December 31, 2014 was $2,099,000 and $2,102,000, respectively. The expense for the plan was $31,000 and $55,000 for the three-month periods ended June 30, 2015 and June 30, 2014, respectively. The expense for the plan was $61,000 and $109,000 for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

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

The Company held no Level 3 securities in its available-for-sale portfolio on either June 30, 2015 or December 31, 2014.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

At June 30, 2015:
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,068	$—	$44,068	$—
Ginnie Mae collateralized mortgage obligations	1,872	—	1,872	—
Mutual fund	1,880	1,880	—	—

	$47,820	$1,880	$45,940	$—

At December 31, 2014:
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,198	$—	$44,198	$—
Ginnie Mae collateralized mortgage obligations	2,019	—	2,019	—
Mutual fund	1,867	1,867	—	—

	$48,084	$1,867	$46,217	$—

Transfers between Levels

Transfers between levels did not occur during the three months and six months ended June 30, 2015.

Level 3 Reconciliation

There is no reconciliation for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively, as there were no fair value measurements using significant unobservable (Level 3) inputs for the available-for-sale portfolio during those periods.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2015:
Impaired loans	$1,514	$—	$—	$1,514
Other real estate owned	379	—	—	379

At December 31, 2014:
Impaired loans	$940	$—	$—	$940
Other real estate owned	1,166	—	—	1,166
Mortgage servicing rights	530			530

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range

Impaired loans	$1,514	Third party valuations	Discount to reflect realizable value	0.0% - 100.0%

Other real estate owned	379	Third party valuations	Discount to reflect realizable value	7.0% - 11.0%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at June 30, 2015:

Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$21,487	$21,487	$21,487	$—	$—
Interest-bearing time deposits	3,916	3,930	3,930	—	—
Investment securities held to maturity	17,141	17,153	—	11,734	5,419
Loans held for sale	339	339	—	339	—
Loans	327,422	333,305	—	319,296	14,009
Stock in FHLB	2,693	2,693	—	2,693	—
Mortgage servicing rights	537	537	—	—	537
Interest and dividends receivable	1,255	1,255	—	1,255	—

Liabilities
Deposits	389,403	389,801	255,188	134,613	—
Borrowings	42,810	39,105	—	32,520	6,585
Drafts payable	1,179	1,179	—	1,179	—
Interest and dividends payable	151	151	—	151	—

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

Held to maturity securities: The carrying amount for June 30, 2015 and December 31, 2014 represents the amortized cost balance as of that date. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of June 30, 2015, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5,014,000 that the Company had collateralized with residential mortgage loans.

NOTE J - AGREEMENT AND PLAN OF REORGANIZATION AND MERGER

On June 26, 2015, First Merchants Corporation, an Indiana corporation, and the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, the Company will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger”), whereupon the separate corporate existence of the Company will cease and First Merchants will survive. Immediately following the Merger, Ameriana Bank will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association as the surviving bank. Based on the closing price of First Merchants’ common stock on June 26, 2015 of $25.13 per share, the transaction value is estimated at approximately $68.8 million. The transaction is expected to be a tax-free stock exchange for the Company’s shareholders who will be receiving First Merchants’ common stock pursuant to the Merger. Subject to the Company’s shareholders’ approval of the Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the fourth quarter of 2015 or the first quarter of 2016.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Company common stock, $1.00 par value per share, will be converted into 0.9037 shares (the “Exchange Ratio”) of First Merchants common stock, $0.125 stated value per share. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. Fractional shares of First Merchants common stock in book entry form will be issued in respect of fractional interests arising from the Exchange Ratio. Immediately prior to the Merger, each outstanding stock option to purchase Company common stock will be converted into the right to receive cash in an amount equal to the average closing price of Company common stock for the ten (10) trading days preceding the fourth calendar day prior to the date of the Merger less the applicable exercise price.

Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the holders of Company common stock; (ii) effectiveness of a Form S-4 registration statement relating to the First Merchants common stock to be issued in the Merger and listing of the First Merchants common stock to be issued in the Merger on the NASDAQ Global Select Market; and (iii) receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both First Merchants and the Company. Under certain circumstances, termination of the Merger Agreement may result in the payment of a termination fee to First Merchants, all as more fully described in the Merger Agreement.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement which is filed as Exhibit 2.1.

NOTE K – SUBSEQUENT EVENT

The Bank began soliciting offers after making a decision in July to sell its wholly-owned subsidiary Ameriana Insurance Agency, a full-service property, casualty, personal lines and healthcare insurance agency located in New Castle, Indiana. Management believes that this sale will allow for a greater allocation of time for and stronger focus on the core bank products and services that are critical to the Bank’s future growth.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on Ameriana Bancorp’s (the “Company”) current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates and real estate property values in our market area, demand for loans and deposits in the Company’s market area, changes in the quality or composition of our loan portfolio, changes in accounting principles, laws and regulations, competition and the Company’s pending merger with First Merchants Corporation that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Additional factors that may affect our results are discussed in the Form 10-K under Part I, Item 1A- “Risk Factors” and in other reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Executive Overview of the Second Quarter of 2015

The Company recorded net income of $188,000, or $0.06 per diluted share, for the three-month period ended June 30, 2015, which represented a $415,000 decrease from the same period a year earlier that was due primarily to $407,000 in legal and investment banking fees, as well as other costs related to our recently announced merger with Muncie, Indiana-based First Merchants Corporation, and approximately $130,000 related to two new banking centers opened during the last half of 2014.

•	The Company declared a quarterly dividend of $0.04 per share, which represented a $0.02 per share increase over the same quarter a year earlier.

•	At June 30, 2015, the Bank’s tier 1 leverage ratio was 9.41%, the common equity tier 1 risk-based capital ratio and the tier 1 risk-based capital ratio were both 13.44%, and the total risk-based capital ratio was 14.62%. All four ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.” The new Basel III capital rules did not have a significant impact on the Bank’s capital ratios.

•	Net interest income on a fully-tax equivalent basis for the second quarter of 2015 represented an increase of $26,000, or 0.7%, over the same quarter of 2014. The improvement was the net result of the benefit from a $9.8 million, or 2.4%, increase in average interest-earning assets to $420.4 million being partly offset by a decrease in net interest margin.

•	Net interest margin of 3.50% on a fully tax-equivalent basis for the second quarter of 2015 was six basis points lower than the same period in 2014.

•	The Bank did not record a provision for loan losses in the second quarter of 2015, compared to a $150,000 provision in the year earlier quarter, which reflected the declining pressure of economic conditions on credit quality, and a decrease in loan charge-offs.

•	Other income of $1.5 million for the second quarter of 2015 represented an increase of $130,000, or 9.4%, from the year earlier quarter that resulted primarily from the following changes:

•	A $100,000 increase in gains on sales of loans and servicing rights compared to the same quarter a year earlier that resulted from a larger percentage of new loans being sold in the secondary market compared to the same quarter a year earlier, when a strategy was in place to put most new residential mortgage loan originations into the Bank’s portfolio; and

•	A $62,000 increase in OREO income that related primarily to the receipt in the second quarter of rental income from a recently acquired residential condominium project, partly offset by

•	$35,000 in write-downs of OREO, compared with a $7,000 net gain in the same quarter a year earlier.

•	$4.9 million in other expense for the second quarter of 2015 was $818,000, or 20.3%, higher than the same quarter in 2014 and resulted primarily from the following changes:

•	A $500,000 increase in legal and professional fees, which included $407,000 in legal and investment banking fees related to the recently announced merger with First Merchants Corporation;

•	A $154,000, or 6.6%, increase in salaries and employee benefits that was due primarily to a $109,000 cost for personnel hired for the two new banking centers opened in the last half of 2014, and normal annual salary increases, partly offset by a $16,000 decrease in expense related to our frozen defined benefit plan and a $24,000 decrease in the expense related to the retirement plan for certain officers;

•	A $54,000 increase in OREO expense to $121,000, of which $70,000 related to a residential condominium project acquired in December 2014;

•	A $50,000 increase in data processing expense that related primarily to our cost to support greater use of new technology by our customers; and

•	A $34,000 increase in furniture and equipment expense, with $22,000 related to the two new banking centers opened in the last half of 2014.

•	Income before income taxes was $305,000 for the second quarter of 2015 and income tax expense was $117,000, which resulted in an effective rate of 38.4% that was higher than the statutory rate due primarily to a significant amount of non-deductible merger related expense, partly offset by a significant amount of tax-exempt income from bank owned life insurance.

For the second quarter of 2015, total assets decreased by $2.0 million, or 0.4%, to $480.7 million:

•	Investments in interest-bearing demand deposits decreased $14.9 million to $14.8 million at June 30, 2015, of which $14.6 million was invested at the Federal Reserve Bank of Chicago. The deposits withdrawn from the Federal Reserve Bank were used primarily to fund loan portfolio and investment portfolio growth during the quarter.

•	The $65.0 million total at June 30, 2015 for available-for-sale and held-to-maturity investment securities represented a $6.4 million increase for the quarter that resulted primarily from $9.6 million in purchases of Fannie Mae and Freddie Mac pass-through mortgage-backed securities reduced by principal payments. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	Net loans receivable increased $7.5 million, or 2.4%, during the quarter to $327.4 million, and the Bank had a strong loan pipeline at June 30, 2015.

•	Total non-performing loans of $4.5 million, or 1.4% of total net loans at June 30, 2015, represented a decrease of $29,000 for the quarter.

•	The allowance for loan losses of $3.9 million at June 30, 2015 was 1.17% of total loans and 86.0% of non-performing loans, compared to 1.23% and 87.2%, respectively, at March 31, 2015.

•	The Federal Home Loan Bank repurchased $1.1 million of its stock in the second quarter, reducing our investment to $2.7 million at June 30, 2015.

•	$27.8 million cash value of life insurance at June 30, 2015 represented an $800,000 decrease that resulted from the receipt of a death benefit exceeding the increase in cash value of other policies during the quarter. The Bank realized a $20,000 gain from its share of the death benefit from the split-dollar BOLI policy.

•	OREO of $6.7 million at June 30, 2015 represented a $76,000 increase from March 31, 2015, as the Bank acquired two single-family residential properties with a total book value of $111,000, and had write-downs totaling $35,000 for four properties that were based on new appraisals.

•	During the second quarter of 2015, total deposits decreased by $1.2 million, or 0.3%, to $389.4 million and resulted from a $473,000 decrease in non-maturity deposits, coupled with a $701,000 decline in certificate of deposit balances.

•	Total shareholders’ equity of $41.4 million at June 30, 2015 represented a decrease of $149,000 for the quarter, and resulted from a $309,000 reduction to a $134,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio and $121,000 in shareholder dividends declared during the quarter, partly offset by net income of $188,000, $67,000 from the exercise of stock options and $26,000 of share-based compensation related to stock options.

Strategic Issues

On June 26, 2015, First Merchants Corporation, an Indiana corporation, and the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”), pursuant to which, the Company will, subject to the terms and conditions of the Merger Agreement, merge with and into First Merchants (the “Merger”), whereupon the separate corporate existence of the Company will cease and First Merchants will survive. Immediately following the Merger, Ameriana Bank will be merged with and into First Merchants Bank, National Association, a national bank and wholly-owned subsidiary of First Merchants, with First Merchants Bank, National Association as the surviving bank. Based on the closing price of First Merchants’ common stock on June 26, 2015 of $25.13 per share, the transaction value is estimated at approximately $68.8 million. The transaction is expected to be a tax-free stock exchange for the Company’s shareholders who will be receiving First Merchants’ common stock pursuant to the Merger. Subject to the Company’s shareholders’ approval of the Merger, regulatory approvals and other customary closing conditions, the parties anticipate completing the Merger in the fourth quarter of 2015 or the first quarter of 2016.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Company common stock, $1.00 par value per share, will be converted into 0.9037 shares (the “Exchange Ratio”) of First Merchants common stock, $0.125 stated value per share. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. Fractional shares of First Merchants common stock in book entry form will be issued in respect of fractional interests arising from the Exchange Ratio. Immediately prior to the Merger, each outstanding stock option to purchase Company common stock will be converted into the right to receive cash in an amount equal to the average closing price of Company common stock for the ten (10) trading days preceding the fourth calendar day prior to the date of the Merger less the applicable exercise price.

Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the holders of Company common stock; (ii) effectiveness of a Form S-4 registration statement relating to the First Merchants common stock to be issued in the Merger and listing of the First Merchants common stock to be issued in the Merger on the NASDAQ Global Select Market; and (iii) receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both First Merchants and the Company. Under certain circumstances, termination of the Merger Agreement may result in the payment of a termination fee to First Merchants, all as more fully described in the Merger Agreement.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement which is filed as Exhibit 2.1.

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

On July 6, 2015, Ameriana consolidated the Downtown New Castle Banking Center with the Bundy Avenue Banking Center, also located in New Castle, where customers are provided full access to services and amenities that were not available at the Downtown Banking Center. Ameriana is committed to developing a branch network that meets the changing needs of customers while maximizing profitability for its shareholders.

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

Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At June 30, 2015 and December 31, 2014, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at June 30, 2015.

FINANCIAL CONDITION

The balance sheet totals of $480.7 million at June 30, 2015 represented an increase of $7.9 million, or 1.7%, from the December 31, 2014 totals of $472.8 million. The increase resulted primarily from $10.5 million, or 2.8%, growth in the Bank’s deposit accounts, partly offset by a $3.0 million reduction in borrowings. The growth in total assets for the period included an $11.3 million increase in net loans receivable, a $9.8 million increase in investment securities, partly offset by a $12.3 million reduction in interest-bearing demand deposits and a $1.1 million decrease in Federal Home Loan Bank Stock.

Cash and cash equivalents decreased $11.7 million during the first half of 2015 to $21.5 million at June 30, 2015. Included in the total at June 30, 2015 was $14.6 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows. The decrease for the first six months of 2015 resulted primarily from the total use of funds for growth in the loan portfolio, growth in the investment securities portfolio and repayment of an FHLB advance exceeding funds provided by growth in deposit accounts.

At June 30, 2015, the Bank held $3.9 million in FDIC insured bank certificates of deposit, which had a weighted-average rate of 1.29% and a weighted-average remaining life of 1.5 years. There were no purchases and one $248,000 maturity during the first half of 2015.

Investment securities available-for-sale decreased by $264,000 to $47.8 million at June 30, 2015 from $48.1 million at December 31, 2014. The decrease resulted primarily from $4.5 million in principal repayments on mortgage-backed pass-through and collateralized mortgage obligation securities, partly offset by purchases of a Fannie Mae and a Freddie Mac pass-through mortgage-backed security totaling $4.8 million.

Investment securities held-to-maturity increased by $10.0 million to $17.1 million at June 30, 2015 from $7.1 million at December 31, 2014, primarily the result of the purchase of $7.4 million of Fannie Mae mortgage-backed pass through securities and $3.1 million of tax-exempt local municipal bonds, partly offset by $419,000 of principal repayments on mortgage-backed pass-through securities and the maturity of a $35,000 local municipal bond.

All mortgage-backed pass-through securities and collateralized mortgage obligations in the available-for-sale and held-to-maturity portfolios, with a total fair value of $57.7 million at June 30, 2015, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise.

Net loans receivable increased by $11.3 million to $327.4 million at June 30, 2015 from $316.1 million at December 31, 2014, as construction loans increased $5.1 million to $18.6 million, commercial real estate loans increased $5.0 million to $116.5 million, commercial loans and leases increased $838,000 to $30.2 million and we added a $1.1 million municipal loan, increasing total municipal loans to $1.9 million. Consumer loans totaling $1.9 million at June 30, 2015, represented a $143,000 decline for the six-month period. Residential mortgage loans originated for sale into the secondary market totaled $5.6 million, and new originations retained in the portfolio were less than repayments during the first six months of 2015. As a result total residential real estate loans declined $372,000 to $163.5 million at June 30, 2015. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $15.9 million at June 30, 2015 represented a $385,000 increase from $15.5 million at December 31, 2014. The net increase resulted from capital expenditures totaling $937,000, partly offset by $544,000 of depreciation and an $8,000 disposition during the period. $500,000 of the capital expenditure total was for the purchase of replacement ATMs that are compatible with a new operating system and capable of supporting chip card technology, and $239,000 represented initial expenditures related to the new Broad Ripple Banking Center that is expected to open in the fourth quarter of 2015.

The Federal Home Loan Bank repurchased $1.1 million of its stock in the second quarter, reducing our investment from $3.8 million at December 31, 2014 to $2.7 million at June 30, 2015.

Goodwill was $656,000 at June 30, 2015, unchanged from December 31, 2014. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment of the goodwill as of June 30, 2015.

We have investments in life insurance on employees and directors, which had a balance or cash surrender value of $27.8 million and $28.4 million at June 30, 2015 and December 31, 2014, respectively. The reduction of $622,000 for the six month period was the result of a $1.0 million death benefit received by the Bank from a split-dollar BOLI policy with a $981,000 cash surrender value. The non-taxable increase in cash surrender value of this life insurance was $359,000 for the first six months of 2015, compared to $357,000 for the same period a year earlier.

OREO totaled $6.7 million at June 30, 2015, a $43,000 increase from December 31, 2014. There were three single-family properties with a total book value of $151,000 transferred to OREO, two sales of properties with book values totaling $73,000 that resulted in gains totaling $32,000, and four write-downs totaling $35,000 during the six-month period ended June 30, 2015.

Other assets of $8.8 million at June 30, 2015 represented a $73,000 decrease from December 31, 2014, which resulted primarily from a $447,000 net decrease in total prepaid expense, partly offset by a $304,000 increase in the income tax asset and a $76,000 increase in interest and dividends receivable.

Total liabilities increased $7.5 million, or 1.7%, from $431.8 million at December 31, 2014 to $439.3 million at June 30, 2015, primarily due to the increase in deposits.

Total deposits of $389.4 million at June 30, 2015 represented an increase of $10.5 million, or 2.8%, from December 31, 2014. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the first six months of 2015, money market, savings and checking balances, exclusive of public funds checking accounts, increased $12.6 million, as customers continued to choose more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. Public funds checking balances increased $706,000 to $43.4 million at June 30, 2015. Total certificates of deposit balances declined $2.8 million during the same period to $134.2 million, due mostly to a migration of maturing balances to the Bank’s non-maturity deposit products. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $42.8 million at June 30, 2015 was down $3.0 million from December 31, 2014 as a result of the maturity of a Federal Home Loan Bank advance with an interest rate of 2.70%. Wholesale funding options and strategies are continuously analyzed to ensure that the Bank retains sufficient sources of credit to fund all of its needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.2 million at June 30, 2015 decreased $119,000 from $1.3 million at December 31, 2014. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Total shareholders’ equity of $41.4 million at June 30, 2015 represented a $387,000 increase over the total of $41.1 million at December 31, 2014. The increase resulted from net income of $690,000, $125,000 from exercises of stock options and $42,000 in share-based compensation related to stock options, partly offset by $242,000 in dividends declared and a $228,000 decrease to a $134,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, during the six-month period ended June 30, 2015. The Company’s and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Second Quarter of 2015 compared to the Second Quarter of 2014

The Company recorded net income of $188,000, or $0.06 per diluted share, for the second quarter of 2015, compared to net income of $603,000, or $0.20 per diluted share, for the first quarter of 2014.

The earnings decline of $415,000, or $0.14 per diluted share, for the second quarter of 2015 compared to the same quarter a year earlier was due primarily to $407,000 in legal and investment banking fees, as well as other costs related to our recently announced merger with Muncie, Indiana-based First Merchants Corporation, and approximately $130,000 related to two new banking centers opened during the last half of 2014.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.7 million for the second quarter of 2015 represented an increase of $26,000, or 0.7%, compared to the same period of 2014. Net interest income on a fully tax-equivalent basis was positively affected by the benefit from a $9.8 million, or 2.4%, increase in average interest-earning assets to $420.4 million, partly offset by a decrease in net interest margin. Net interest margin on a fully tax-equivalent basis for the second quarter of 2015 of 3.50% was six basis points lower than the year earlier period.

Tax-exempt interest was $54,000 for the second quarter of 2015 compared to $36,000 for the same period of 2014, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $23,000 and $15,000 for the three months ended June 30, 2015 and June 30, 2014, respectively.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended June 30,
	2015	2014
Balance at beginning of quarter	$3,984	$4,100
Provision for loan losses	—	150
Charge-offs	(121)	(263)
Recoveries	41	17

Net charge-offs	(80)	(246)

Balance at end of period	$3,904	$4,004

Allowance to total loans	1.17%	1.26%

Allowance to non-performing loans	85.95%	87.58%

We did not record a provision for loan losses for the second quarter of 2015, compared to a $150,000 provision for the year earlier quarter, which was reflective of the declining pressure of economic conditions on credit quality, including a decrease in loan charge-offs. Net charge-offs decreased from $246,000 for the second quarter of 2014 to $80,000 for the second quarter of 2015. Total charge-offs of $121,000 for the second quarter of 2015 included loans with specific reserves totaling $53,000 at March 31, 2015.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	June 30,
	2015	2014

Loans accounted for on a non-accrual basis	$4,427	$4,551

Accruing loans contractually past due 90 days or more	115	21

Total of non-accrual and 90 days or more past due loans (1)	$4,542	$4,572

Percentage of total net loans	1.39%	1.46%

Other non-performing assets (2)	$6,682	$5,666
Total non-performing assets	$11,224	$10,238

Percentage of total assets	2.34%	2.16%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$1,411	$2,466
Total troubled debt restructurings	$10,904	$11,918

(1)	Total non-accrual loans and accruing loans 90 days or more past due at June 30, 2015 included $1.4 million of TDRs, which consisted of four residential real estate loans totaling $976,000 and three commercial loans totaling $435,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $3.9 million at June 30, 2015 was $100,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio remained relatively stable at 85.95% at June 30, 2015 compared to 87.58% at June 30, 2014, due to a lower total of non-performing loans. Non-performing loans of $4.5 million at June 30, 2015 represented a $30,000 decrease from the total of $4.6 million at June 30, 2014. It is management’s opinion that the allowance for loan losses at June 30, 2015 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At June 30, 2015, the Bank had $10.9 million in loans categorized as TDRs, with seven loans totaling $1.4 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $10.9 million included $3.7 million related to a hotel in northern Indiana, a $3.3 million hotel loan to another creditor, 20 loans on residential properties totaling $2.6 million, a $888,000 loan for developed commercial land and three commercial loans totaling $435,000.

Other Income

The Company recorded other income of $1.5 million for the second quarter of 2015, an increase of $130,000, or 9.4%, from the same period a year earlier that resulted primarily from the following changes:

•	A $100,000 increase in gains on sales of loans and servicing rights to $125,000 from $25,000 that resulted from a larger percentage of new loans being sold in the secondary market in the first quarter of 2015 compared with the same quarter a year earlier, when a strategy was in place to put most new loan originations into the Bank’s portfolio; and

•	A $62,000 increase in OREO income that related primarily to the receipt of rental income from a recently acquired residential condominium project; partly offset by

•	$35,000 in OREO write-downs, compared with a $7,000 net gain in the year earlier quarter.

Other Expense

Total other expense of $4.9 million for the second quarter of 2015 was $818,000, or 20.3%, higher than the second quarter of 2014, with the following major differences:

•	A $500,000 increase in legal and professional fees for the second quarter of 2015 compared to the same quarter a year earlier that resulted primarily from $407,000 in legal and investment banking fees related to the recently announced merger with First Merchants Corporation, $68,000 in consulting fees for an information technology systems evaluation and a $33,000 increase in fees related to successful appeals of real estate tax assessments;

•	A $154,000, or 6.6%, increase in salaries and employee benefits to $2.5 million that was due primarily to $163,000 in increased compensation costs, of which $86,000 related to personnel hired for the two new banking centers opened in the last half of 2014 and the difference being related primarily to normal annual salary increases, partly offset by a $9,000 net reduction in benefits that resulted primarily from a $16,000 decrease in retirement benefits expense related to our frozen defined benefit plan and a $24,000 decrease in the expense related to the retirement plan for certain officers;

•	A $54,000 increase in OREO expense to $121,000, due primarily to $70,000 of expense related to a residential condominium project acquired in December 2014;

•	A $50,000 increase in data processing expense to $301,000 that related primarily to our cost to support greater use of new technology by our customers; and

•	A $34,000 increase in furniture and equipment expense, with $22,000 related to the opening of two new banking centers during the last half of 2014.

Income Tax Expense

The Company recorded income tax expense of $117,000 on pre-tax income of $305,000 for the three-month period ended June 30, 2015, compared to income tax expense of $223,000 on pre-tax income of $826,000 for the same period a year earlier. The second quarter of 2015 had a significant amount of non-deductible merger related expense. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

The Company also has a deferred federal tax asset that is composed of tax benefit from a net operating loss carry-forward and tax credits. The federal loss carry-forward expires in 2026, and the tax credits begin to expire in 2023. The tax credits include alternative minimum tax credits, which have no expiration date. Management believes that the Company will be able to utilize the benefits recorded for loss carry-forwards and credits within the allotted time periods.

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only two purchases since December 31, 2006, that segment of the investment securities portfolio has been reduced to $5.4 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank has periodically evaluated a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income. Additionally, the Bank periodically considers reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

The Company recorded net income of $690,000, or $0.23 per diluted share, for the first six months of 2015, a decrease of $642,000, or 48.20%, from net income of $1.3 million, or $0.45 per diluted share, for the first six months of 2014.

The earnings decline of $642,000, or $0.22 per diluted share, for the first six months of 2015 compared to the same period a year earlier was due primarily to $432,000 in legal and investment banking fees, as well as other costs related to our recently announced merger with First Merchants Corporation, approximately $307,000 related to two new banking centers opened during the last half of 2014, and a total of $235,000 in interest income and expense reversal related to the repurchase of a non-performing loan by the servicer in the first six months of 2014.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $7.2 million for the first half of 2015 represented a decrease of $160,000, or 2.2%, compared to the same period of 2014, and was related primarily to $173,000 in interest income recognized on the repurchase of a non-performing loan by the servicer in the first six months of 2014, and a $120,000 decrease in loan prepayment fee income. The Company experienced a $10.1 million, or 2.5%, increase in average interest-earning assets to $418.8 million for the first half of 2015, compared with the same period a year earlier. The Company’s net interest margin on a fully tax-equivalent basis for the first half of 2015 of 3.47% was sixteen basis points lower than the year earlier period.

Tax-exempt interest was $108,000 for the first six months of 2015 compared to $72,000 for the same period of 2014. Our tax exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $46,000 and $30,000 for the first six months of 2015 and 2014, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Six Months Ended June 30,
	2015	2014
Balance at beginning of year	$3,903	$3,993
Provision for loan losses	105	300
Charge-offs	(159)	(320)
Recoveries	55	31

Net charge-offs	(104)	(289)

Balance at end of period	$3,904	$4,004

We recorded a provision for loan losses of $105,000 for the first six months of 2015, compared with $300,000 for the same period in 2014. The 2015 provision represents a $195,000, or 65.0%, decrease from the six-month period a year earlier. The lower provision is also reflective of the effect of slowly improving economic conditions on credit quality, including a reduced amount of loan charge-offs. Charge-offs of $159,000 for the six-month period ended June 30, 2015 included $83,000 for a residential real estate loan, $48,000 for a commercial loan and $28,000 for consumer loans. Charge-offs of $320,000 for the six-month period a year earlier included $101,000 for two commercial real estate loans, $80,000 for four residential real estate loans, $59,000 for two commercial loans, and $46,000 for two construction loans. The allowance to total loans was 1.17% at June 30, 2015, compared with 1.26% at June 30, 2014.

Other Income

The Company recorded other income of $3.1 million for the first half of 2015, an increase of $325,000, or 11.8%, from the same period a year earlier that resulted primarily from the following changes:

•	A $139,000 increase in gains on sales of loans and servicing rights to $180,000 from $41,000 that resulted from a larger percentage of new loans being sold in the secondary market in the first half of 2015 compared with the same period a year earlier, when a strategy was in place to put most new loan originations into the Bank’s portfolio;

•	A $130,000, or 16.2%, increase in brokerage and insurance commissions to $932,000 for the first six months of 2015 from $802,000 for the same period a year earlier that resulted primarily from a $138,000 increase in the contingent bonus received by the Bank’s insurance subsidiary related to the claims loss experience on insured properties;

•	A $45,000 increase in other fees and service charges on deposit accounts to $1.3 million for the first half of 2015 compared to the year earlier period, that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships; and

•	A $39,000 increase in OREO income that related primarily to the receipt of rental income from a recently acquired residential condominium project.

Other Expense

The net increase of $1.2 million, or 15.3%, in other expense to $9.2 million for the first six months of 2015 compared with the same period of 2014 resulted primarily from the net of the following differences:

•	A $519,000 increase in legal and professional fees for the first half of 2015 compared to the year earlier period that resulted primarily from $432,000 in legal and investment banking fees related to the recently announced merger with First Merchants Corporation, $68,000 in consulting fees for an information technology systems evaluation and a $29,000 increase in fees related to successful appeals of real estate tax assessments;

•	A $255,000, or 5.6%, increase in salaries and employee benefits to $4.8 million that was due primarily to $271,000 in increased compensation costs, of which $175,000 related to personnel hired for the two new banking centers opened in the last half of 2014 and the difference being related primarily to normal annual salary increases, partly offset by a $16,000 net reduction in benefits that resulted primarily from a $31,000 decrease in retirement benefits expense related to our frozen defined benefit plan and a $48,000 decrease in the expense related to the retirement plan for certain officers;

•	A $139,000 increase in OREO expense to $245,000 of which $132,000 related to a residential condominium project acquired in December 2014;

•	A $99,000 increase in other expense that related primarily to the reversal of $62,000 of loan expense in the first half of 2014 as a result of the repurchase of a non-performing loan by the servicer;

•	A $97,000 increase in data processing expense to $581,000 that related primarily to our cost to support greater use of new technology by our customers;

•	A $55,000 increase in furniture and equipment expense, with $42,000 related to the opening of two new banking centers during the last half of 2014; and

•	A $34,000 increase in net occupancy expense due primarily to a $34,000 reduction in rental income that resulted from the loss of a tenant in a building housing one of our banking centers.

Income Tax Expense

The Company had income before income taxes of $1.0 million for the first six months of 2015, and recorded income tax expense of $274,000, an effective tax rate of 28.4% that resulted from a large amount of tax-exempt income, partly offset by a significant amount of non-deductible merger related expense. The Company had income before income taxes of $1.8 million for the same period of 2014, and recorded income tax expense of $507,000, an effective rate of 27.6% that was also a result of a large amount of tax-exempt income. For both six-month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

At June 30, 2015, we had $47.8 million in loan commitments outstanding and $59.3 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of June 30, 2015 totaled $68.8 million, or 17.7% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before June 30, 2016. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at June 30, 2015 or at December 31, 2014.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first six months of 2015, net loans receivable increased by $11.3 million, or 3.6%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $10.5 million, or 2.8%, during the first six months of 2015. We had FHLB advances of $25.0 million and $28.0 million at June 30, 2015 and December 31, 2014, respectively.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is management’s belief that, as of June 30, 2015, the Company and the Bank have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At June 30, 2015 and December 31, 2014, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2015 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

June 30, 2015
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (total capital to risk-weighted assets)	$48,841	14.62%	$26,721	8.00%	$33,402	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,897	13.44%	$20,041	6.00%	$26,721	8.00%
Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to risk-weighted assets)	$44,897	13.44%	$15,030	4.50%	$21,711	6.50%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,897	9.41%	$19,077	4.00%	$23,847	5.00%

December 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$48,737	15.64%	$24,933	8.00%	$31,167	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,823	14.38%	$12,467	4.00%	$18,700	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,823	9.49%	$14,175	3.00%	$23,626	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

June 30, 2015
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (total capital to risk-weighted assets)	$51,116	15.17%	$26,964	8.00%	$33,705	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$47,172	14.00%	$20,223	6.00%	$26,964	8.00%
Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to risk-weighted assets)	$39,241	11.64%	$15,167	4.50%	$21,908	6.50%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$47,172	9.85%	$19,149	4.00%	$23,937	5.00%

December 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$49,983	15.85%	$25,233	8.00%	$31,541	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$46,069	14.61%	$12,617	4.00%	$18,925	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$46,069	9.74%	$14,149	3.00%	$23,644	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 8, 2015, a class action complaint, captioned Shiva Stein v. Ameriana Bancorp, et al., was filed under Case No. 49D01-1507-PL-022566 in the Marion Circuit Court, Indiana, against the Company, its directors and First Merchants Corporation challenging the merger of the Company with and into First Merchants. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price and by agreeing with First Merchants to unreasonable deal protection provisions that discourage other bidders. The plaintiff further alleges that the Company’s directors and officers were not independent or disinterested with respect to the merger. The plaintiff also alleges that First Merchants aided and abetted the Company directors’ breaches of fiduciary duties. The complaint seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. The Company, its directors, and First Merchants believe this action is without merit and intend to vigorously defend against the lawsuit.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended June 30, 2015, and at June 30, 2015 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

2.1	Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Ameriana Bancorp, dated June 26, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2015)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: August 7, 2015	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2015	/s/ John J. Letter
John J. Letter
Executive Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)