Form 10-Q
period 2015-09-30
AMERIANA BANCORP
filed 2015-11-05
CIK 855574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At November 5, 2015, the registrant had 3,043,262 shares of its common stock outstanding.

AMERIANA BANCORP

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

Ameriana Bancorp

Consolidated Condensed Balance Sheets

(In thousands, except share data)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash on hand and in other institutions	$5,054	$6,020
Interest-bearing demand deposits	4,213	27,122

Cash and cash equivalents	9,267	33,142
Interest-bearing time deposits	2,428	4,164
Investment securities available for sale, at fair value	45,961	48,084
Investment securities held to maturity, at amortized cost	16,516	7,082
Loans held for sale	789	332
Loans, net of allowance for loan losses of $3,627 and $3,903	326,871	316,113
Premises and equipment, net	15,782	15,511
Stock in Federal Home Loan Bank, at cost	2,693	3,753
Goodwill	656	656
Cash value of life insurance	28,007	28,446
Other real estate owned	7,460	6,639
Other assets	8,665	8,896

Total assets	$465,095	$472,818

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing	$67,098	$61,063
Interest-bearing	312,939	317,884

Total deposits	380,037	378,947
Borrowings	35,310	45,810
Drafts payable	1,262	1,298
Other liabilities	6,514	5,711

Total liabilities	423,123	431,766

Commitments and contingencies
Shareholders’ equity
Preferred stock - 5,000,000 shares authorized and unissued	—	—
Common stock, $1.00 par value
Authorized 15,000,000 shares
Issued – 3,268,262 and 3,245,684 shares	3,268	3,246
Outstanding – 3,043,262 and 3,020,684 shares
Additional paid-in capital	2,033	1,657
Retained earnings	39,313	38,785
Accumulated other comprehensive income	356	362
Treasury stock at cost – 225,000 shares	(2,998)	(2,998)

Total shareholders’ equity	41,972	41,052

Total liabilities and shareholders’ equity	$465,095	$472,818

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$3,911	$3,859	$11,562	$11,981
Interest on mortgage-backed securities	310	268	847	747
Interest on investment securities	62	44	189	131
Other interest and dividend income	53	74	185	245

Total interest income	4,336	4,245	12,783	13,104

Interest Expense
Interest on deposits	369	416	1,110	1,250
Interest on borrowings	259	344	795	1,023

Total interest expense	628	760	1,905	2,273

Net Interest Income	3,708	3,485	10,878	10,831
Provision for loan losses	70	22	175	322

Net Interest Income After Provision for Loan Losses	3,638	3,463	10,703	10,509

Other Income
Other fees and service charges	730	700	2,061	1,986
Brokerage and insurance commissions	385	400	1,317	1,202
Gains on sales of loans and servicing rights	75	41	255	82
Net gain (loss) from sales and write-downs of other real estate owned	(14)	(4)	(17)	3
Other real estate owned income	86	65	269	209
Increase in cash value of life insurance	182	181	541	538
Other	39	38	129	148

Total other income	1,483	1,421	4,555	4,168

Other Expense
Salaries and employee benefits	2,462	2,403	7,288	6,974
Net occupancy expense	395	357	1,188	1,116
Furniture and equipment expense	226	202	654	575
Legal and professional fees	379	154	1,226	482
FDIC deposit insurance premiums and assessments	106	103	291	283
Data processing expense	336	262	917	746
Printing and office supplies	50	66	205	192
Marketing expense	110	134	315	352
Other real estate owned expense	131	73	376	179
Other	569	463	1,477	1,272

Total other expense	4,764	4,217	13,937	12,171

Income Before Income Taxes	357	667	1,321	2,506
Income tax	155	166	429	673

Net Income	$202	$501	$892	$1,833

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings Per Share	$0.07	$0.17	$0.29	$0.61

Diluted Earnings Per Share	$0.07	$0.17	$0.29	$0.61

Dividends Declared Per Share	$0.04	$0.02	$0.12	$0.06

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$202	$501	$892	$1,833

Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $114 and tax benefit of $89 for the three months ended September 30, 2015 and September 30, 2014, respectively, and net of tax benefit of $2 and tax expense of $204 for the nine months ended September 30, 2015 and September 30, 2014, respectively	222	(173)	(6)	390

Other comprehensive income (loss)	222	(173)	(6)	390

Comprehensive Income	$424	$328	$886	$2,223

See notes to consolidated condensed financial statements

Ameriana Bancorp

Consolidated Condensed Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2015

(In thousands, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at December 31, 2014	$3,246	$1,657	$38,785	$362	$(2,998)	$41,052
Net Income	—	—	892	—	—	892

Other comprehensive loss	—	—	—	(6)	—	(6)
Share-based compensation	—	57	—	—	—	57
Exercise of stock options	22	259	—	—	—	281
Tax benefit realized from exercise of stock options	—	60	—	—	—	60
Dividends declared ($0.12 per share)	—	—	(364)	—	—	(364)

Balance at September 30, 2015	$3,268	$2,033	$39,313	$356	$(2,998)	$41,972

See notes to consolidated condensed financial statements.

Ameriana Bancorp

Consolidated Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$892	$1,833
Items not requiring (providing) cash
Provision for losses on loans	175	322
Depreciation and amortization	1,171	940
Increase in cash value of life insurance	(541)	(538)
Net loss (gain) from sales and write-downs of other real estate owned	17	(3)
Share-based compensation	57	57
Mortgage loans originated for sale	(8,642)	(2,233)
Proceeds from sales of mortgage loans originated for sale	8,320	2,196
Gains on sales of mortgage loans and servicing rights	(255)	(82)
Gain on split-dollar bank-owned life insurance death benefit	(20)	—
Increase in accrued interest and dividends payable	318	323
Other adjustments	187	341

Net cash provided by operating activities	1,679	3,156

Investing Activities
Purchase of available for sale securities	(4,790)	(16,252)
Purchase of held to maturity securities	(10,529)	(4,822)
Net change in interest-bearing time deposits	1,736	(1,934)
Proceeds/principal from the maturity of held to maturity securities	213	—
Principal collected on available for sale mortgage-backed securities	6,631	4,706
Principal collected on held to maturity mortgage-backed securities	848	—
Net change in loans	(12,044)	(10,051)
Proceeds from stock repurchased by Federal Home Loan Bank	1,060	—
Proceeds from split-dollar bank-owned life insurance death benefit	998	—
Proceeds from sales of other real estate owned	273	532
Net purchases and construction of premises and equipment	(1,101)	(864)

Net cash used in investing activities	(16,705)	(28,685)

Financing Activities
Net change in demand and savings deposits	6,436	19,851
Net change in certificates of deposit	(5,346)	(6,431)
Decrease in drafts payable	(36)	(489)
Repayment of borrowings	(10,500)	—
Net change in advances by borrowers for taxes and insurance	619	620
Proceeds from exercise of stock options	281	89
Cash dividends paid	(303)	(150)

Net cash provided by (used in) financing activities	(8,849)	13,490

Change in Cash and Cash Equivalents	(23,875)	(12,039)
Cash and Cash Equivalents at Beginning of Year	33,142	40,867

Cash and Cash Equivalents at End of Quarter	$9,267	$28,828

Supplemental information:

Interest paid on deposits	$841	$956

Interest paid on borrowings	$808	$1,024

Income tax paid	$650	$190

Non-cash supplemental information:

Transfers from loans to other real estate owned	$1,111	$767

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (comprised only of normal recurring adjustments and accruals) necessary to present fairly the Company’s financial position and results of operations and cash flows. The consolidated condensed balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected in the full year or for any other period. These statements should be read in conjunction with the consolidated financial statements and related notes which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE B — SHAREHOLDERS’ EQUITY

On September 28, 2015, the Board of Directors declared a quarterly cash dividend of $0.04 per share. This dividend, totaling approximately $122,000, was accrued for payment to shareholders of record on October 16, 2015 and will be paid on November 6, 2015.

Cash received from options exercised under all share-based compensation arrangements for the third quarter of 2015 was $167,000, with a tax benefit realized of $49,000. No stock options were granted during the third quarter of 2015.

NOTE C — EARNINGS PER SHARE

Earnings per share were computed as follows:

	(In thousands, except share data) Three Months Ended September 30,
	2015			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$202	3,032,966	$0.07	$501	2,997,200	$0.17

Effect of dilutive stock options	—	25,300		—	5,653

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$202	3,058,266	$0.07	$501	3,002,853	$0.17

	(In thousands, except share data) Nine Months Ended September 30,
	2015			2014
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic Earnings Per Share: Income available to common shareholders	$892	3,027,010	$0.29	$1,833	2,993,386	$0.61

Effect of dilutive stock options	—	19,770		—	5,008

Diluted Earnings Per Share: Income available to common shareholders and assumed conversions	$892	3,046,780	$0.29	$1,833	2,998,394	$0.61

All options to purchase common stock outstanding at September 30, 2015 were included in the computation of diluted earnings per share, because the option’s exercise price was less than the average market price of the common shares for the period presented.

Options to purchase 15,232 shares of common stock at exercise prices of $15.35 to $15.56 per share were outstanding at September 30, 2014, but were not included in the computation of diluted earnings per share because the options were anti-dilutive, in that the option’s exercise price was greater than the average market price of the common shares for the period presented.

NOTE D — INVESTMENT SECURITIES

The following tables provide the composition of investment securities at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at September 30, 2015
Ginnie Mae and GSE mortgage-backed pass-through securities	$41,756	$528	$46	$42,238
Ginnie Mae collateralized mortgage obligations	1,827	—	11	1,816
Mutual fund	1,856	51	—	1,907

	$45,439	$579	$57	$45,961

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at September 30, 2015
GSE mortgage-backed pass-through securities	$11,287	$123	$—	$11,410
Municipal securities	5,229	12	—	5,241

	$16,516	$135	$—	$16,651

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$43,675	$566	$43	$44,198
Ginnie Mae collateralized mortgage obligations	2,053	—	34	2,019
Mutual fund	1,826	41	—	1,867

	$47,554	$607	$77	$48,084

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity at December 31, 2014
GSE mortgage-backed pass-through securities	$4,736	$20	$—	$4,756
Municipal securities	2,346	8	—	2,354

	$7,082	$28	$—	$7,110

The amortized cost and fair value of securities at September 30, 2015 by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
Within one year	$—	$—
One to five years	—	—
Five to ten years	—	—
After ten years	—	—

Ginnie Mae and GSE mortgage-backed pass-through securities	41,756	42,238
Ginnie Mae collateralized mortgage obligations	1,827	1,816
Mutual fund	1,856	1,907

	$45,439	$45,961

	Held to Maturity
	Amortized Cost	Fair Value
Within one year	$361	$361
One to five years	1,591	1,594
Five to ten years	2,122	2,126
After ten years	1,155	1,160

Municipal securities	5,229	5,241
GSE mortgage-backed pass-through securities	11,287	11,410

	$16,516	$16,651

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

Certain investment securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2015 and December 31, 2014 was $10,813,000 and $12,122,000, respectively, which was approximately 17.3% and 22.0%, respectively, of the Company’s investment portfolio at these dates.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014 (dollars in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at September 30, 2015
Ginnie Mae and GSE mortgage-backed pass-through securities	$8,955	$45	$42	$1	$8,997	$46
Ginnie Mae collateralized mortgage obligations	—	—	1,816	11	1,816	11

	$8,955	$45	$1,858	$12	$10,813	$57

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale at December 31, 2014
Ginnie Mae and GSE mortgage-backed pass-through securities	$5,540	$5	$4,563	$38	$10,103	$43
Ginnie Mae collateralized mortgage obligations	—	—	2,019	34	2,019	34

	$5,540	$5	$6,582	$72	$12,122	$77

Investment securities with a total market value of $22,837,000 were pledged at September 30, 2015 to secure public funds deposits.

Investment securities with a total market value of $8,499,000 were pledged at December 31, 2014 to secure a repurchase agreement.

There were no sales of available for sale securities during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014.

NOTE E — LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in Thousands)

	At September 30,	At December 31,
	2015	2014
Real estate loans:
Commercial	$117,196	$111,455
Residential	162,333	163,839
Construction	21,163	13,570
Commercial loans and leases	27,307	29,358
Municipal loans	1,870	785
Consumer loans	1,859	2,018

Total loans	331,728	321,025

Less:
Undisbursed loan proceeds	534	302
Deferred loan fees, net	696	707
Allowance for loan losses	3,627	3,903

	4,857	4,912

Total loans - net	$326,871	$316,113

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

Management also factors in the following qualitative considerations:

1)	Changes in policies and procedures;

2)	Changes in national, regional and local economic and business conditions;

3)	Changes in the composition and size of the portfolio and in the terms of loans;

4)	Changes in the experience, ability and depth of lending management and other relevant staff;

5)	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

6)	Changes in the quality of the Bank’s loan review system;

7)	Changes in the value of underlying collateral for collateral-dependent loans;

8)	The existence and effect of any concentration of credit, and changes in the level of such concentrations; and

9)	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio.

The following table presents the balance and activity in allowance for loan losses as of September 30, 2015 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,087	$2,021	$202	$469	$—	$125	$3,904
Provision (credit) for losses	183	(32)	(52)	(42)	—	13	70
Charge-offs (1)	(277)	(70)	—	—	—	(18)	(365)
Recoveries	—	9	1	4	—	4	18

Balance at end of quarter	$993	$1,928	$151	$431	$—	$124	$3,627

The following table presents the balance and activity in allowance for loan losses and the recorded investment in loans and impairment methods as of September 30, 2015 (dollars in thousands):

Allowance for Loan Losses and Recorded Investment in Loans

For Nine Months Ended September 30, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,059	$1,934	$156	$637	$—	$117	$3,903
Provision (credit) for losses	211	107	(7)	(170)	—	34	175
Charge-offs (1)	(277)	(153)	—	(48)	—	(47)	(525)
Recoveries	—	40	2	12	—	20	74

Balance at end of period	$993	$1,928	$151	$431	$—	$124	$3,627

Ending allowance balance:
Individually evaluated for impairment	$—	$592	$—	$123	$—	$28	$743
Collectively evaluated for impairment	993	1,336	151	308	—	96	2,884

Total	$993	$1,928	$151	$431	$—	$124	$3,627

Ending loan balance:
Individually evaluated for impairment	$3,983	$7,214	$1,093	$409	$—	$82	$12,781
Collectively evaluated for impairment	113,213	155,119	20,070	26,898	1,870	1,777	318,947

Total	$117,196	$162,333	$21,163	$27,307	$1,870	$1,859	$331,728

The following tables present the balance and activity in allowance for loan losses as of September 30, 2014 (dollars in thousands):

Allowance for Loan Losses

For Three Months Ended September 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of quarter	$1,248	$1,683	$392	$558	$—	$123	$4,004
Provision (credit) for losses	61	78	(139)	—	—	22	22
Charge-offs (1)	(5)	(8)	—	—	—	(29)	(42)
Recoveries	—	3	1	15	—	11	30

Balance at end of quarter	$1,304	$1,756	$254	$573	$—	$127	$4,014

Allowance for Loan Losses

For Nine Months Ended September 30, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Balance at beginning of year	$1,165	$1,743	$356	$623	$—	$106	$3,993
Provision (credit) for losses	242	92	(59)	(17)	—	64	322
Charge-offs (1)	(106)	(88)	(46)	(59)	—	(63)	(362)
Recoveries	3	9	3	26	—	20	61

Balance at end of period	$1,304	$1,756	$254	$573	$—	$127	$4,014

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

The following tables present the credit risk profile of the Company’s loan portfolio based on rating category and payment activity as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Loan Portfolio Quality Indicators

At September 30, 2015

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$109,224	$153,106	$20,941	$26,601	$1,870	$1,776	$313,518
Watch (Grade 6)	3,655	3,292	—	249	—	—	7,196
Special Mention (Grade 7)	335	74	—	48	—	—	457
Substandard (Grade 8)	3,439	419	222	—	—	—	4,080
Doubtful (Grade 9)	543	5,442	—	409	—	83	6,477
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$117,196	$162,333	$21,163	$27,307	$1,870	$1,859	$331,728

Loan Portfolio Quality Indicators

At December 31, 2014

	Commercial Real Estate Loans	Residential Real Estate Loans	Construction Real Estate Loans	Commercial Loans and Leases	Municipal Loans	Consumer Loans	Total
Rating:
Pass (Grades 1-5)	$100,095	$157,518	$10,786	$28,516	$785	$1,929	$299,629
Watch (Grade 6)	7,097	327	1,721	325	—	—	9,470
Special Mention (Grade 7)	—	3,355	—	—	—	—	3,355
Substandard (Grade 8)	3,451	427	228	—	—	—	4,106
Doubtful (Grade 9)	812	2,212	835	517	—	89	4,465
Loss (Grade 10)	—	—	—	—	—	—	—

Total	$111,455	$163,839	$13,570	$29,358	$785	$2,018	$321,025

For all loan classes, the entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Loan Portfolio Aging Analysis

At September 30, 2015

	30-59 Days Past Due (A)	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$1,986	$—	$544	$2,530	$114,666	$117,196	$—
Residential	1,820	129	1,835	3,784	158,549	162,333	138
Construction	—	—	—	—	21,163	21,163	—
Commercial loans and leases	348	—	60	408	26,899	27,307	—
Municipal loans	—	—	—	—	1,870	1,870	—
Consumer loans	3	—	—	3	1,856	1,859	—

Total	$4,157	$129	$2,439	$6,725	$325,003	$331,728	$138

(A)	Includes $511,000 in loans classified as nonaccrual that are less than 30 days past due, of which $163,000 are residential real estate loans and $348,000 are commercial loans.

Loan Portfolio Aging Analysis

At December 31, 2014

	30-59 Days Past Due (A)	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 days & Accruing
Real estate loans:
Commercial	$—	$—	$812	$812	$110,643	$111,455	$—
Residential	1,346	212	1,598	3,156	160,683	163,839	14
Construction	—	—	836	836	12,734	13,570	—
Commercial loans and leases	80	320	117	517	28,841	29,358	—
Municipal loans	—	—	—	—	785	785	—
Consumer loans	10	4	1	15	2,003	2,018	1

Total	$1,436	$536	$3,364	$5,336	$315,689	$321,025	$15

(A)	Includes $667,000 in loans classified as nonaccrual that are less than 30 days past due, of which $587,000 are residential real estate loans and $80,000 are commercial loans.

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

The following table presents impaired loans as of September 30, 2015 (dollars in thousands):

Impaired Loans

At September 30, 2015

				Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)	Average Investment in Impaired Loans (1)	Interest Income Recognized (2)
Loans without a specific valuation allowance:
Real estate loans:
Commercial	$3,983	$4,462	N/A	$4,123	$44	$4,216	$129
Residential	2,833	3,148	N/A	2,847	14	2,795	43
Construction	1,093	1,093	N/A	1,520	16	1,824	50
Commercial loans and leases	61	99	N/A	64	—	90	—
Municipal loans	—	—	N/A	—	—	—	—
Consumer loans	—	—	N/A	—	—	—	—

Total	$7,970	$8,802	N/A	$8,554	$74	$8,925	$222

Loans with a specific valuation allowance:
Real estate loans:
Commercial	$—	$—	$—	$—	$—	$—	$—
Residential	4,381	4,381	592	4,372	39	2,714	47
Construction	—	—	—	—	—	—	—
Commercial loans and leases	348	418	123	358	—	374	—
Municipal loans	—	—	—	—	—	—	—
Consumer loans	82	82	28	85	—	76	—

Total	$4,811	$4,881	$743	$4,815	$39	$3,164	$47

All Impaired Loans	$12,781	$13,683	$743	$13,369	$113	$12,089	$269

(1)	Includes all loans that were classified as impaired at any time during the three-month and nine-month periods (not just impaired loans at September 30, 2015), and their average balance for only the period during which they were classified as impaired.
(2)	Interest recorded in income during only the period the loans were classified as impaired, for all loans that were classified as impaired at any time during the three months and nine months ended September 30, 2015.

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

The following table presents the Company’s non-accrual loans at September 30, 2015 and December 31, 2014 (dollars in thousands):

Loans Accounted for on a Non-Accrual Basis

	At September 30, 2015	At December 31, 2014
Real estate loans:
Commercial	$—	$812
Residential	2,163	2,212
Construction	543	836
Commercial loans and leases	409	516
Municipal loans	—	—
Consumer loans	—	—

Total	$3,115	$4,376

Total non-accrual loans at September 30, 2015 and December 31, 2014 included $1,224,000 and $1,082,000 of TDRs, respectively.

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

There were no loans classified as a TDR during the three-month period and two loans classified as a TDR during the nine-month month period ended September 30, 2015, and they are shown in the table below identified by class (dollars in thousands). The modifications were both payment concessions, one extending the amortization period to reduce the monthly payment amount and the other allowing the borrower to make interest only payments for a period of time.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Modifications			Modifications
	Number	Recorded Balance Before	Recorded Balance After	Number	Recorded Balance Before	Recorded Balance After
Real estate loans:
Commercial	—	$—	$—	—	$—	$—
Residential	—	—	—	1	3,311	3,311
Construction	—	—	—	—	—	—
Commercial loans and leases	—	—	—	1	308	308
Municipal loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

Total	—	$—	$—	2	$3,619	$3,619

There were no loans classified as a TDR during either the three-month period or the nine-month period ended September 30, 2014.

There were no TDRs that had payment defaults during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Default occurs when a loan or lease is 90 days or more past due or transferred to nonaccrual and is within 12 months of restructuring.

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

NOTE G — RETIREMENT PLAN

The Company entered into separate agreements with certain officers and directors that provide retirement benefits. The Company records an expense equal to the projected present value of the payment due at the full eligibility date. The liability for the plan at September 30, 2015 and December 31, 2014 was $1,900,000 and $2,102,000, respectively. The expense for the plan was $31,000 and $55,000 for the three-month periods ended September 30, 2015 and September 30, 2014, respectively. The expense for the plan was $92,000 and $164,000 for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

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

The Company held no Level 3 securities in its available-for-sale portfolio on either September 30, 2015 or December 31, 2014.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated condensed balance sheet measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014 (dollars in thousands):

		Fair Value Measurements Using
Available-for-sale securities:	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
Ginnie Mae and GSE mortgage-backed pass-through securities	$42,238	$—	$42,238	$—
Ginnie Mae collateralized mortgage obligations	1,816	—	1,816	—
Mutual fund	1,907	1,907	—	—

	$45,961	$1,907	$44,054	$—

At December 31, 2014:
Ginnie Mae and GSE mortgage-backed pass-through securities	$44,198	$—	$44,198	$—
Ginnie Mae collateralized mortgage obligations	2,019	—	2,019	—
Mutual fund	1,867	1,867	—	—

	$48,084	$1,867	$46,217	$—

Transfers between Levels

Transfers between levels did not occur during the three months and nine months ended September 30, 2015 and September 30, 2014, respectively.

Level 3 Reconciliation

There is no reconciliation for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, respectively, as there were no fair value measurements using significant unobservable (Level 3) inputs for the available-for-sale portfolio during those periods.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a nonrecurring basis and the level within the ASC 820 fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2015:
Impaired loans	$1,913	$—	$—	$1,913
Other real estate owned	374	—	—	374

At December 31, 2014:
Impaired loans	$940	$—	$—	$940
Other real estate owned	1,166	—	—	1,166
Mortgage servicing rights	530			530

Unobservable (Level 3) Inputs:

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Rate/Rate Range
Impaired loans	$1,913	Third party valuations	Discount to reflect realizable value	0.0% - 100.0%

Other real estate owned	374	Third party valuations	Discount to reflect realizable value	8.0% - 35.1%

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

The following table presents the estimates of fair value of financial instruments and the level within the fair value hierarchy in which the fair value measurements fall (dollars in thousands) at September 30, 2015:

	Fair Value Measurements Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$9,267	$9,267	$9,267	$—	$—
Interest-bearing time deposits	2,428	2,437	2,437	—	—
Investment securities held to maturity	16,516	16,651	—	11,410	5,241
Loans held for sale	789	789	—	789	—
Loans	326,871	334,057	—	321,276	12,781
Stock in FHLB	2,693	2,693	—	2,693	—
Mortgage servicing rights	536	536	—	—	536
Interest and dividends receivable	1,179	1,179	—	1,179	—

Liabilities
Deposits	380,037	380,670	248,355	132,315	—
Borrowings	35,310	30,339	—	25,002	5,337
Drafts payable	1,262	1,262	—	1,262	—
Interest and dividends payable	414	414	—	414	—

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

Held to maturity securities: The carrying amount represents the amortized cost balance as of that date. Fair value is based on quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

NOTE I – COLLATERAL FOR LETTERS OF CREDIT

As of September 30, 2015, there were two outstanding letters of credit from the Federal Home Loan Bank of Indianapolis totaling $5,038,000 that the Company had collateralized with residential mortgage loans.

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

Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the holders of Company common stock; (ii) listing of the First Merchants common stock to be issued in the Merger on the NASDAQ Global Select Market; and (iii) receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both First Merchants and the Company. Under certain circumstances, termination of the Merger Agreement may result in the payment of a termination fee to First Merchants, all as more fully described in the Merger Agreement.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2015.

NOTE K – LEGAL AND REGULATORY MATTERS

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Additionally, the Company is subject to periodic examinations by various regulatory agencies. It is the opinion of Management that the disposition or ultimate resolution of such claims, lawsuits and examinations will not have a material adverse effect on the consolidated financial position, results of operations and cash flow of the Company.

NOTE L – SUBSEQUENT EVENTS

On October 15, 2015, the Company sold its 6.31% minority interest in a limited partnership organized to acquire and manage real estate investments, which qualify for federal tax credits. This investment had a zero basis on the books of the Company, and was sold for a nominal price of one dollar. The sale eliminated both potential future income tax benefit and potential future income tax liability for the Company.

On October 22, 2015, the Company announced the signing by Ameriana Bank of a definitive agreement for Ameriana Insurance Agency (“AIA”), a wholly-owned subsidiary of the Bank, to sell substantially all of its assets. The transaction value was $1,950,000. AIA was a full-service property, casualty, personal lines and healthcare insurance agency located in New Castle, Indiana. The transaction closed on November 4, 2015 with the gain amount yet to be finalized, but estimated at about $1,050,000.

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

The Bank began operations in 1890. Since 1935, the Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System. Its deposits are insured to applicable limits by the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank conducts business through its main office at 2118 Bundy Avenue, New Castle, Indiana and through twelve branch offices located throughout Central Indiana. Our primary markets are in Hamilton, Hancock, Hendricks, Henry, Madison, Marion and Shelby counties.

The Bank has two wholly-owned subsidiaries, Ameriana Insurance Agency (“AIA”) and Ameriana Financial Services, Inc. (“AFS”). AIA provides insurance sales from offices in New Castle, Greenfield and Avon, Indiana. On October 22, 2015, AIA entered into a definitive agreement to sell substantially all of it assets. AFS operates a brokerage facility in conjunction with LPL Financial that provides non-bank investment product alternatives to its customers and the general public.

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

Executive Overview of the Third Quarter of 2015

The Company recorded net income of $202,000, or $0.07 per basic and diluted share, for the three-month period ended September 30, 2015, which represented a $299,000 decrease from the same period a year earlier that was due in part to $285,000 in non-deductible legal and other professional fees related to our recently announced merger with Muncie, Indiana-based First Merchants Corporation, and an increase of approximately $93,000 in pre-tax operating loss from two new banking centers that did not have a full operating third quarter in 2014, as one opened in September 2014 and the other November 2014.

•	The Company declared a quarterly dividend of $0.04 per share, which represented a $0.02 per share increase over the same quarter a year earlier.

•	At September 30, 2015, the Bank’s tier 1 leverage ratio was 9.50%, the common equity tier 1 risk-based capital ratio and the tier 1 risk-based capital ratio were both 13.45%, and the total risk-based capital ratio was 14.55%. All four ratios were considerably above the levels required under regulatory guidelines to be considered “well capitalized.” The new Basel III capital rules did not have a significant impact on the Bank’s capital ratios.

•	Net interest income on a fully-tax equivalent basis for the third quarter of 2015 represented an increase of $230,000, or 6.6%, over the same quarter of 2014. The improvement was due mostly to an increase in net interest margin that resulted primarily from growth in loans receivable, growth in the investment securities portfolio and a reduction in borrowings that was funded with cash previously earning a lower rate at the Federal Reserve Bank of Chicago.

•	Net interest margin of 3.54% on a fully tax-equivalent basis for the third quarter of 2015 was 21 basis points higher than the same period in 2014.

•	The Bank recorded a $70,000 provision for loan losses in the third quarter of 2015, compared to a $22,000 provision in the year earlier quarter.

•	Other income of $1.5 million for the third quarter of 2015 represented an increase of $62,000, or 4.4%, from the year earlier quarter that resulted primarily from the following changes:

•	A $34,000 increase in gains on sales of loans and servicing rights compared to the same quarter a year earlier that resulted from a larger percentage of new loans being sold in the secondary market compared to the same quarter a year earlier, when a strategy was in place to put most new residential mortgage loan originations into the Bank’s portfolio; and

•	A $30,000 increase in other fees and service charges on deposit accounts that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	$4.8 million in other expense for the third quarter of 2015 was $547,000, or 13.0%, higher than the same quarter in 2014 and resulted primarily from the following changes:

•	A $225,000 increase in legal and professional fees to $379,000, which included $285,000 in fees related to the recently announced merger with First Merchants Corporation;

•	A $106,000 increase in other that was due primarily to a $78,000 increase in loan expense that consisted primarily of amounts advanced for legal fees, real estate taxes and other items for which there is some doubt of collectability from the borrowers;

•	A $74,000 increase in data processing expense that related primarily to our cost to support greater use of new technology by our customers, coupled with an increase in our customer base;

•	A $59,000, or 2.5%, increase in salaries and employee benefits that was due primarily to $96,000 in increased compensation costs, of which $57,000 related to personnel hired for the two new banking centers opened in the last half of 2014 and the difference being related primarily to normal annual salary increases, partly offset by a $37,000 decrease in expense related to our frozen defined benefit plan; and

•	A $58,000 increase in OREO expense to $131,000, due primarily to a $36,000 real estate tax accrual for commercial land acquired in September 2015 and $30,000 of expense related to a residential condominium project acquired in December 2014.

•	Income before income taxes was $357,000 for the third quarter of 2015 and income tax expense was $155,000, which resulted in an effective rate of 43.4% that was higher than the statutory rate due primarily to a significant amount of non-deductible merger related expense, partly offset by a significant amount of tax-exempt income from bank-owned life insurance.

For the third quarter of 2015, the balance sheet totals decreased by $15.6 million, or 3.2%, to $465.1 million, due primarily to a decline in deposits and the maturity of a long-term structured repurchase agreement (“repo”):

•	Investments in interest-bearing demand deposits and time deposits decreased $12.1 million to $6.6 million at September 30, 2015, with the cash being used primarily to fund deposit outflows and pay off the maturing repo.

•	The $62.5 million total at September 30, 2015 for available-for-sale and held-to-maturity investment securities represented a $2.5 million decrease for the quarter that resulted primarily from principal payments. The portfolio consists primarily of mortgage-backed securities insured by either Ginnie Mae, Fannie Mae or Freddie Mac.

•	Net loans receivable decreased $551,000, or 0.2%, during the quarter to $326.9 million, but the Bank had a strong loan pipeline at September 30, 2015.

•	Total non-performing loans of $3.3 million, or 1.0% of total net loans at September 30, 2015, represented a decrease of $1.3 million for the quarter.

•	The allowance for loan losses of $3.6 million at September 30, 2015 was 1.09% of total loans and 111.50% of non-performing loans, compared to $3.9 million, 1.17% and 86.0%, respectively, at June 30, 2015.

•	OREO of $7.5 million at September 30, 2015 represented a $778,000 increase from June 30, 2015, as the Bank acquired four single-family residential properties and commercial land with a total book value of $960,000, sold three properties with a total book value of $143,000 and had write-downs totaling $39,000 for five properties.

•	During the third quarter of 2015, total deposits decreased by $9.3 million, or 2.4%, to $380.0 million and resulted from a $6.8 million decrease in non-maturity deposits, coupled with a $2.5 million decline in certificate of deposit balances.

•	A $7.5 million long-term structured repo with an interest rate of 4.42% matured during the third quarter of 2015.

•	Total shareholders’ equity of $42.0 million at September 30, 2015 represented as increase of $533,000 for the quarter, and resulted from a $222,000 increase to $356,000 in unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio, $216,000 from the exercise of stock options, net income of $202,000 and $15,000 of share-based compensation related to stock options, partly offset by $122,000 in shareholder dividends declared.

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

Consummation of the Merger is subject to various conditions, including, among others, (i) requisite approvals of the holders of Company common stock; (ii) listing of the First Merchants common stock to be issued in the Merger on the NASDAQ Global Select Market; and (iii) receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both First Merchants and the Company. Under certain circumstances, termination of the Merger Agreement may result in the payment of a termination fee to First Merchants, all as more fully described in the Merger Agreement.

The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by reference to the Merger Agreement which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2015.

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

In 2012, the Bank closed its McCordsville Banking Center. The Fishers Banking Center, which is in close proximity to the McCordsville and Geist communities, allowed Ameriana to serve the financial needs of its McCordsville customers from a consolidated and still convenient location. In 2013, the Bank purchased two vacant banking centers in Hamilton County. The Noblesville Banking Center opened in September 2014, and the Fishers Crossing Banking Center in November 2014. With the addition of these two offices, Ameriana has five locations in Hamilton County. A Broad Ripple Banking Center, the Bank’s first brick and mortar location in Marion County, is scheduled to open in the first quarter of 2016. The Bank is in the process of determining the appropriate time to construct a banking center building on its Plainfield property, based on its long-term expansion strategy. Although implementation of the expansion strategy has resulted in an initial negative effect on earnings, management believes that the Bank’s expansion into new markets is extremely important to its long-term sustainable growth.

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

Earnings pressure is expected to continue as the uncertain economy maintains stress on efforts to grow the loan portfolio, and also due to the current interest rate environment that has proven to be difficult for the financial institution industry, including pressure on net interest margins. Deposit acquisition remains competitive; however, the Bank’s disciplined pricing has resulted in a stabilization of its cost of deposits. The Bank’s pricing strategies, along with an increase in the size of the investment portfolio, have mitigated the negative effect of the low interest rate environment. Managing noninterest expense prudently has been a priority of the Bank, and management has utilized aggressive cost control measures including job restructuring and eliminating certain discretionary expenditures, to limit growth in noninterest expense as new banking centers are added.

With the Bank’s mantra of “Soundness. Profitability. Growth – in that order, no exceptions,” the priorities, culture and risk strategy of the Bank are focused on asset quality and credit risk management. Despite the current economic pressures, as well as the industry’s challenges related to compliance and regulatory requirements, tightened credit standards, and capital preservation, management remains cautiously optimistic that business conditions will continue to improve over the longer term and is steadfast in the belief that the Company is well positioned to grow and enhance shareholder value as this economic recovery occurs.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax asset is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At September 30, 2015 and December 31, 2014, we determined that our existing valuation allowance was adequate, largely based on available tax planning strategies and our projections of future taxable income. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets. Any required increase to the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at September 30, 2015.

FINANCIAL CONDITION

The balance sheet totals of $465.1 million at September 30, 2015 represented a decrease of $7.7 million, or 1.6%, from the December 31, 2014 totals of $472.8 million. The decrease resulted primarily from maturities during the nine-month period of $10.5 million of borrowings. The reduction in total assets for the period included a $22.9 million decrease in interest-bearing demand deposits, partly offset by $10.8 million growth in net loans receivable and a $7.3 million increase in investment securities.

Cash and cash equivalents decreased $23.9 million during the first nine months of 2015 to $9.3 million at September 30, 2015. Included in the total at September 30, 2015 was $4.1 million of interest-bearing demand deposits at the Federal Reserve Bank of Chicago. Cash and cash equivalents represent an immediate source of liquidity to fund loans or meet deposit outflows.

At September 30, 2015, the Bank held $2.4 million in FDIC insured bank certificates of deposit, which had a weighted-average rate of 1.51% and a weighted-average remaining life of 2.1 years. There were no purchases and seven maturities totaling $1.7 million during the first nine months of 2015.

Investment securities available-for-sale decreased by $2.1 million to $46.0 million at September 30, 2015 from $48.1 million at December 31, 2014. The decrease resulted primarily from $6.6 million in principal repayments on mortgage-backed pass-through and collateralized mortgage obligation securities, partly offset by purchases of a Fannie Mae and a Freddie Mac pass-through mortgage-backed security totaling $4.8 million.

Investment securities held-to-maturity increased by $9.4 million to $16.5 million at September 30, 2015 from $7.1 million at December 31, 2014, primarily the result of the purchase of $7.4 million of Fannie Mae mortgage-backed pass through securities and $3.1 million of tax-exempt local municipal bonds, partly offset by $848,000 of principal repayments on mortgage-backed pass-through securities and $213,000 in maturities of local municipal bonds.

All mortgage-backed pass-through securities and collateralized mortgage obligations in the available-for-sale and held-to-maturity portfolios, with a total fair value of $55.5 million at September 30, 2015, are insured by either Ginnie Mae, a U.S. Government agency, or by Fannie Mae or Freddie Mac, each a U.S. Government sponsored enterprise.

Net loans receivable increased by $10.8 million to $326.9 million at September 30, 2015 from $316.1 million at December 31, 2014, and total loans increased $10.7 million during the nine-month period to $331.7 million at September 30, 2015. During the nine-month period construction loans increased $7.6 million to $21.2 million, commercial real estate loans increased $5.7 million to $117.2 million, we added a $1.1 million municipal loan increasing total municipal loans to $1.9 million, and commercial loans and leases decreased $2.1 million to $27.3 million. Consumer loans totaling $1.9 million at September 30, 2015, represented a $159,000 decline for the nine-month period. Residential mortgage loans originated for sale into the secondary market totaled $8.6 million, and new originations retained in the portfolio were less than repayments during the first nine months of 2015. As a result total residential real estate loans declined $1.5 million to $162.3 million at September 30, 2015. The Bank’s mortgage-banking strategy is reviewed regularly to ensure that it remains consistent with the Bank’s overall balance sheet management objectives.

Premises and equipment of $15.8 million at September 30, 2015 represented a $271,000 increase from $15.5 million at December 31, 2014. The net increase resulted from capital expenditures totaling $1.1 million, partly offset by $822,000 of depreciation and $9,000 of dispositions during the period. $500,000 of the capital expenditure total was for the purchase of replacement ATMs that are compatible with a new operating system and capable of supporting chip card technology, and $443,000 represented initial expenditures related to the new Broad Ripple Banking Center that is scheduled to open in the first quarter of 2016.

The Federal Home Loan Bank repurchased $1.1 million of its stock in the second quarter, reducing our investment from $3.8 million at December 31, 2014 to $2.7 million at September 30, 2015.

Goodwill was $656,000 at September 30, 2015, unchanged from December 31, 2014. Goodwill of $457,000 relates to deposits associated with a banking center acquired in 1998, and $199,000 is the result of three separate insurance business acquisitions. The Bank’s impairment tests reflected no impairment of the goodwill as of September 30, 2015.

We have investments in life insurance on employees and directors, which had a balance or cash surrender value of $28.0 million and $28.4 million at September 30, 2015 and December 31, 2014, respectively. The reduction of $439,000 for the nine month period was the result of a $1.0 million death benefit received by the Bank from a split-dollar BOLI policy with a $981,000 cash surrender value, partly offset by cash surrender value increases related to the other policies. The non-taxable increase in cash surrender value of this life insurance was $541,000 for the first nine months of 2015, compared to $538,000 for the same period a year earlier.

OREO totaled $7.5 million at September 30, 2015, an $821,000 increase from December 31, 2014. There were seven single-family properties with a total book value of $275,000 and commercial land with a book value of $836,000 transferred to OREO, sales of five properties with proceeds totaling $273,000 that resulted in a net gain of $56,000, and nine write-downs totaling $73,000 during the nine-month period ended September 30, 2015.

Other assets of $8.7 million at September 30, 2015 represented a $231,000 decrease from December 31, 2014, which resulted primarily from a $681,000 net decrease in total prepaid expense, partly offset by a $284,000 increase in the income tax asset and a $203,000 net increase in various receivables.

Total liabilities decreased $8.7 million, or 2.07%, from $431.8 million at December 31, 2014 to $423.1 million at September 30, 2015, primarily due to the repayment of borrowed money.

Total deposits of $380.0 million at September 30, 2015 represented an increase of $1.1 million, or 0.3%, from December 31, 2014. The Bank has maintained a strong focus on nurturing existing and attracting new core deposit relationships, while limiting its efforts related to highly rate-sensitive deposits. During the first nine months of 2015, money market, savings and checking balances exclusive of public funds checking accounts, increased $8.0 million, as customers continued to choose more liquid deposit products, due primarily to the ongoing economic uncertainty and related low interest rate environment. Public funds checking balances decreased $1.6 million to $41.2 million at September 30, 2015, due primarily to withdrawals totaling $3.7 million from a municipal construction fund account. Total certificates of deposit balances declined $5.3 million during the same period to $131.7 million, due partly to a migration of maturing balances to the Bank’s non-maturity deposit products. The Bank has concentrated on strategies designed to grow total balances in multi-product deposit relationships, and continues to utilize pricing strategies designed to produce growth with an acceptable marginal cost for both existing and new deposits.

Total borrowed money of $35.3 million at September 30, 2015 was down $10.5 million from December 31, 2014 as a result of the maturity of a seven year $7.5 million structured repurchase agreement with an interest rate of 4.42%, and the maturity of a five year Federal Home Loan Bank advance with an interest rate of 2.70%. Wholesale funding options and strategies are continuously analyzed to ensure that the Bank retains sufficient sources of credit to fund all of its needs, and to control funding costs by using this alternative to organic deposit account funding when appropriate.

Drafts payable of $1.3 million at September 30, 2015 decreased $36,000 from December 31, 2014. This difference will vary and is a function of the dollar amount of checks issued near period end and the time required for those checks to clear.

Other liabilities of $6.5 million at September 30, 2015 represented an $803,000 increase from December 31, 2014, that was due primarily to a $619,000 increase in loan escrow balances and a $317,000 increase in accrued interest and dividends payable, partly offset by a $202,000 reduction in the directors and officers retirement plan accrual that resulted mostly from a $198,000 lump-sum death benefit distribution.

Total shareholders’ equity of $42.0 million at September 30, 2015 represented a $920,000 increase over the total of $41.1 million at December 31, 2014. The increase resulted from net income of $892,000, $341,000 from exercises of stock options and $57,000 in share-based compensation related to stock options, partly offset by $364,000 in dividends declared and a $6,000 decrease to a $356,000 unrealized gain net of income tax related to the Company’s available-for-sale investment securities portfolio during the nine-month period ended September 30, 2015. The Company’s and the Bank’s regulatory capital ratios were all considerably above the levels required under regulatory guidelines to be considered “well capitalized.”

RESULTS OF OPERATIONS

Third Quarter of 2015 compared to the Third Quarter of 2014

The Company recorded net income of $202,000, or $0.07 per basic and diluted share, for the third quarter of 2015, compared to net income of $501,000, or $0.17 per basic and diluted share, for the third quarter of 2014.

The earnings decline of $299,000, or $0.10 per basic and diluted share, for the third quarter of 2015 compared to the same quarter a year earlier was due in part to $285,000 in legal and other professional fees related to our recently announced merger with Muncie, Indiana-based First Merchants Corporation, and an increase of approximately $93,000 in pre-tax operating loss from two new banking centers that did not have a full operating third quarter in 2014, as one opened in September 2014 and the other in November 2014. All of the merger-related expenses incurred during the third quarter of 2015 are not deductible for income tax purposes.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $3.7 million for the third quarter of 2015 represented an increase of $230,000, or 6.6%, compared to the same period of 2014. Net interest income on a fully tax-equivalent basis was positively affected by the benefit from a $1.5 million, or 0.4%, increase in average interest-earning assets to $418.2 million, and by a 21 basis points increase in net interest margin to 3.54% for the third quarter of 2015, compared with 3.33% for the same quarter a year earlier. The increase in net interest margin resulted primarily from growth in loans receivable, growth in the investment securities portfolio and a reduction in borrowings that was funded with cash previously earning a lower rate at the Federal Reserve Bank of Chicago.

Tax-exempt interest was $53,000 for the third quarter of 2015 compared to $35,000 for the same period of 2014, and resulted from municipal securities and municipal loans. Tax-equivalent adjustments were $22,000 and $15,000 for the three months ended September 30, 2015 and September 30, 2014, respectively.

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

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Three Months Ended September 30,
	2015	2014
Balance at beginning of quarter	$3,904	$4,004
Provision for loan losses	70	22
Charge-offs	(365)	(42)
Recoveries	18	30

Net charge-offs	(347)	(12)

Balance at end of period	$3,627	$4,014

Allowance to total loans	1.09%	1.24%

Allowance to non-performing loans	111.50%	74.76%

We recorded a $70,000 provision for loan losses for the third quarter of 2015, compared to a $22,000 provision for the year earlier quarter. Net charge-offs increased from $12,000 for the third quarter of 2014 to $347,000 for the third quarter of 2015, due primarily to a $277,000 partial charge-off of a commercial real estate loan. Total charge-offs of $365,000 for the third quarter of 2015 included loans with specific reserves totaling $78,000 at June 30, 2015.

The following table summarizes the Company’s non-performing loans:

	(Dollars in thousands)
	September 30,
	2015	2014
Loans accounted for on a non-accrual basis	$3,115	$5,366

Accruing loans contractually past due 90 days or more	138	3

Total of non-accrual and 90 days or more past due loans (1)	$3,253	$5,369

Percentage of total net loans	1.00%	1.67%

Other non-performing assets (2)	$7,460	$5,402
Total non-performing assets	$10,713	$10,771

Percentage of total assets	2.30%	2.27%

Troubled debt restructurings in total of nonaccrual and 90 days or more past due loans (1)	$1,224	$2,449
Total troubled debt restructurings	$10,821	$9,909

(1)	Total non-accrual loans and accruing loans 90 days or more past due at September 30, 2015 included $1.2 million of TDRs, which consisted of three residential real estate loans totaling $815,000 and three commercial loans totaling $409,000.
(2)	Other non-performing assets represent property acquired through foreclosure or repossession. This property is carried at the lower of its fair market value or its carrying value.

The allowance for loan losses of $3.6 million at September 30, 2015 was $387,000 lower than a year earlier, but the allowance for loan losses to non-performing loans ratio increased to 111.50% at September 30, 2015 compared to 74.76% at September 30, 2014, due to a lower total of non-performing loans. Non-performing loans of $3.3 million at September 30, 2015 represented a $2.1 million decrease from the total of $5.4 million at September 30, 2014. It is management’s opinion that the allowance for loan losses at September 30, 2015 is adequate based on measurements of the credit risk in the entire portfolio as of that date.

At September 30, 2015, the Bank had $10.8 million in loans categorized as TDRs, with six loans totaling $1.2 million also included in the table above in the total for loans accounted for on a non-accrual basis. The total of $10.8 million included $3.7 million related to a hotel in northern Indiana, a $3.3 million multi-family loan, 20 loans on single-family properties totaling $2.6 million, an $871,000 loan for developed commercial land and three commercial loans totaling $409,000.

Other Income

The Company recorded other income of $1.5 million for the third quarter of 2015, an increase of $62,000, or 4.4%, from the same period a year earlier that resulted primarily from the following changes:

•	A $34,000 increase in gains on sales of loans and servicing rights to $75,000 from $41,000 that resulted from a larger percentage of new loans being sold in the secondary market in the third quarter of 2015 compared with the same quarter a year earlier, when a strategy was in place for part of the quarter to put most new loan originations into the Bank’s portfolio;

•	A $30,000 increase in other fees and service charges on deposit accounts to $730,000 from $700,000 for the year earlier quarter, that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships;

•	A $21,000 increase in OREO income that related primarily to the receipt of rental income from a residential condominium project acquired in December 2014; partly offset by

•	A $15,000 decrease in brokerage and insurance commissions to $385,000 that resulted primarily from the negative impact of the third quarter stock market decline on the fee-based business of the Bank’s financial services subsidiary; and

•	A $14,000 net loss from OREO sales and write-downs, compared with a $4,000 net loss in the year earlier quarter.

Other Expense

Total other expense of $4.8 million for the third quarter of 2015 was $547,000, or 13.0%, higher than the third quarter of 2014, that resulted primarily from the following changes:

•	A $225,000 increase in legal and professional fees to $379,000 for the third quarter of 2015 compared to $154,000 for the same quarter a year earlier, that resulted primarily from $285,000 in legal and professional fees related to the recently announced merger with First Merchants Corporation;

•	A $106,000 increase in other that was due primarily to a $78,000 increase in loan expense that consisted primarily of amounts advanced for legal fees, real estate taxes and other items for which there is some doubt of collectability from the borrowers;

•	A $74,000 increase in data processing expense to $336,000 that related primarily to our cost to support greater use of new technology by our customers, coupled with an increase in our customer base;

•	A $59,000, or 2.5%, increase in salaries and employee benefits to $2.5 million that was due primarily to $96,000 in increased compensation costs, of which $57,000 related to personnel hired for the two new banking centers opened in the last half of 2014 and the difference being related primarily to normal annual salary increases, partly offset by a $37,000 net reduction in benefits from a $37,000 decrease in retirement benefits expense related to our frozen defined benefit plan, and a $24,000 decrease in the expense related to the retirement plan for certain officers, reduced by a $15,000 increase in employee health insurance premiums;

•	A $58,000 increase in OREO expense to $131,000, due primarily to a $36,000 real estate tax accrual for commercial land acquired in September 2015 and $30,000 of expense related to a residential condominium project acquired in December 2014;

•	A $38,000 increase in net occupancy expense due primarily to a $23,000 reduction in rental income that resulted from the loss of two tenants in a building housing one of our banking centers; and

•	A $24,000 increase in furniture and equipment expense, with $15,000 related to the opening of two new banking centers during the last half of 2014; partly offset by

•	A $24,000 decrease in marketing expense that is related primarily to the Company’s decrease in overall marketing activities.

Income Tax Expense

The Company recorded income tax expense of $155,000 on pre-tax income of $357,000 for the three-month period ended September 30, 2015, compared to income tax expense of $166,000 on pre-tax income of $667,000 for the same period a year earlier. The higher effective tax rate for the third quarter of 2015 compared with the same quarter of 2014 was due primarily to $301,000 of non-deductible merger related expense. Both quarters had a significant amount of tax-exempt income, primarily from bank-owned life insurance.

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

In addition to the liquidation of AIMI, the Bank has initiated several strategies designed to expedite the use of both the deferred state tax asset and the deferred federal tax asset. Through sales of $34.5 million of municipal securities and only two purchases since December 31, 2006, that segment of the investment securities portfolio has been reduced to $5.2 million. The proceeds from these sales have been reinvested in taxable financial instruments. The Bank has periodically evaluated a sale/leaseback transaction that could result in a taxable gain on its office properties, and also allow the Bank to convert nonearning assets to assets that will produce taxable income. Additionally, the Bank periodically considers reducing its current investment in tax-exempt bank owned life insurance policies that involve the reinvestment of the proceeds in taxable financial instruments with a similar or greater risk-adjusted after-tax yield. Sales of banking centers not important to long-term growth objectives that would result in taxable gains and reduced operating expenses could be considered by the Bank.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

The Company recorded net income of $892,000, or $0.29 per basic and diluted share, for the first nine months of 2015, a decrease of $941,000, or 51.3%, from net income of $1.8 million, or $0.61 per basic and diluted share, for the first nine months of 2014.

The earnings decline of $941,000, or $0.32 per basic and diluted share, for the first nine months of 2015 compared to the same period a year earlier was due in part to $717,000 in legal and professional fees, as well as other costs related to our recently announced merger with First Merchants Corporation, an increase of approximately $400,000 in pre-tax operating loss from two new banking centers opened during the last half of 2014, and a total of $235,000 in interest income and expense reversal related to the repurchase of a non-performing loan by the servicer in the first quarter of 2014. $566,000 of the merger-related legal and professional fees incurred during the first nine months of 2015 is not deductible for income tax purposes.

Net Interest Income

Net interest income on a fully tax-equivalent basis of $10.9 million for the first nine months of 2015 represented an increase of $70,000, or 0.62%, compared to the same period of 2014. This improvement related primarily to the benefit from an increase in average interest-earning assets, coupled with the growth in loans receivable and the investment securities portfolio that was funded with cash previously earning a lower rate at the Federal Reserve Bank of Chicago, partly offset by $173,000 in interest income recognized on the repurchase of a non-performing loan by the servicer in the first nine months of 2014, and a $120,000 decrease in loan prepayment fee income. The Company experienced a $7.2 million, or 1.8%, increase in average interest-earning assets to $418.6 million for the first nine months of 2015, compared with the same period a year earlier. The Company’s net interest margin on a fully tax-equivalent basis for the first nine months of 2015 of 3.50% was three basis points lower than the year earlier period.

Tax-exempt interest was $161,000 for the first nine months of 2015 compared to $107,000 for the same period of 2014. Our tax exempt interest results from holdings of bank-qualified municipal securities and municipal loans. The tax-equivalent adjustments were $68,000 and $45,000 for the first nine months of 2015 and 2014, respectively.

Provision for Loan Losses

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	(Dollars in thousands)
	Nine Months Ended September 30,
	2015	2014
Balance at beginning of year	$3,903	$3,993
Provision for loan losses	175	322
Charge-offs	(525)	(362)
Recoveries	74	61

Net charge-offs	(451)	(301)

Balance at end of period	$3,627	$4,014

We recorded a provision for loan losses of $175,000 for the first nine months of 2015, compared with $322,000 for the same period in 2014. The 2015 provision represents a $147,000, or 45.7%, decrease from the nine-month period a year earlier. The lower provision is also reflective of the effect of slowly improving economic conditions on credit quality. Charge-offs of $525,000 for the nine-month period ended September 30, 2015 included $277,000 for a commercial real estate loan, $153,000 for 11 residential real estate loans, $48,000 for a commercial loan and $47,000 for consumer loans. Charge-offs of $362,000 for the nine-month period a year earlier included $106,000 for a commercial real estate loan, $88,000 for six residential real estate loans, $59,000 for two commercial loans, $46,000 for two construction loans and $63,00 for consumer loans. The allowance to total loans was 1.09% at September 30, 2015, compared with 1.24% at September 30, 2014.

Other Income

The Company recorded other income of $4.6 million for the first nine months of 2015, an increase of $387,000, or 9.3%, from the same period a year earlier that resulted primarily from the following changes:

•	A $173,000 increase in gains on sales of loans and servicing rights to $255,000 from $82,000 that resulted from a larger percentage of new loans being sold in the secondary market in the first nine months of 2015 compared with the same period a year earlier, when a strategy was in place to put most new loan originations into the Bank’s portfolio;

•	A $115,000, or 9.6%, increase in brokerage and insurance commissions to $1.3 million for the first nine months of 2015 from $1.2 million for the same period a year earlier that resulted primarily from a $138,000 increase in the contingent bonus received by the Bank’s insurance subsidiary related to the claims loss experience on insured properties;

•	A $75,000 increase in other fees and service charges on deposit accounts to $2.1 million for the first nine months of 2015 compared to the year earlier period, that was due primarily to an increase in the number of checking accounts that resulted from the Bank’s continuing focus on growing core deposit relationships; and

•	A $60,000 increase in OREO income that related primarily to the receipt of rental income from a residential condominium project acquired in December 2014; partly offset by

•	A $17,000 net loss from OREO sales and write-downs, compared with a $3,000 net gain in the year earlier period; and

•	A $19,000 decrease in other income to $129,000 compared with the same period a year earlier that resulted primarily from a $9,000 loss on the disposal of fixed assets compared with a $5,000 gain during the first nine months of 2014.

Other Expense

The net increase of $1.8 million, or 14.5%, in other expense to $13.9 million for the first nine months of 2015 compared with the same period of 2014 resulted primarily from the following differences:

•	A $744,000 increase in legal and professional fees for the first nine months of 2015 compared to the year earlier period that was due primarily to $717,000 in fees related to the recently announced merger with First Merchants Corporation, $68,000 in consulting fees for an information technology systems evaluation and a $24,000 increase in fees related to successful appeals of real estate tax assessments, partly offset by a $32,000 reduction in recruiting fees;

•	A $314,000, or 4.5%, increase in salaries and employee benefits to $7.3 million that was due primarily to $367,000 in increased compensation costs, of which $231,000 related to personnel hired for the two new banking centers opened in the last half of 2014 and the difference being related primarily to normal annual salary increases, partly offset by a $53,000 net reduction in benefits that resulted primarily from a $68,000 decrease in retirement benefits expense related to our frozen defined benefit plan and a $72,000 decrease in the expense related to the retirement plan for certain officers, reduced by a $33,000 increase in employee health insurance premiums and a $41,000 increase in payroll taxes;

•	A $205,000 increase in other, due primarily to a $159,000 increase in loan expense that related prrimarily to amounts advanced for legal fees, real estate taxes and other items for which there is some doubt of collectability from the borrowers, and due in part to the reversal of $62,000 of expense in the first half of 2014 as a result of the repurchase of a non-performing loan by the servicer;

•	A $197,000 increase in OREO expense to $376,000, of which $159,000 was related to a residential condominium project acquired in December 2014, and $36,000 to a real estate tax accrual for commercial land acquired in September 2015;

•	A $171,000 increase in data processing expense to $917,000 that related primarily to our cost to support greater use of new technology by our customers, coupled with an increase in our customer base;

•	A $79,000 increase in furniture and equipment expense, with $58,000 related to the opening of two new banking centers during the last half of 2014; and

•	A $72,000 increase in net occupancy expense due primarily to a $57,000 reduction in rental income that resulted from the loss of two tenants in a building housing one of our banking centers; partly offset by

•	A $37,000 decrease in marketing expense that is related primarily to the Company’s decrease in overall marketing activities.

Income Tax Expense

The Company had income before income taxes of $1.3 million for the first nine months of 2015, and recorded income tax expense of $429,000, an effective tax rate of 32.5% that resulted from a large amount of tax-exempt income, partly offset by $566,000 of non-deductible merger related expense. The Company had income before income taxes of $2.5 million for the same period of 2014, and recorded income tax expense of $673,000, an effective rate of 26.9% that was also a result of a large amount of tax-exempt income. For both nine-month periods, the Bank had a significant amount of tax-exempt income from BOLI, in addition to tax-exempt income from municipal loans and municipal securities.

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

At September 30, 2015, we had $45.8 million in loan commitments outstanding and $60.3 million of additional commitments for line of credit receivables. Certificates of deposit due within one year of September 30, 2015 totaled $65.5 million, or 17.2% of total deposits. If these maturing certificates of deposit do not remain with us, other sources of funds must be used, including other certificates of deposit, brokered CDs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than currently paid on the certificates of deposit due on or before September 30, 2016. However, based on past experiences we believe that a significant portion of the certificates of deposit will remain. We have the ability to attract and retain deposits by adjusting the interest rates offered. We held no brokered CDs at September 30, 2015 or at December 31, 2014.

Our primary investing activity, the origination and purchase of loans, is offset by the sale of loans and principal repayments. In the first nine months of 2015, net loans receivable increased by $10.8 million, or 3.4%.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products we offer, and our local competitors and other factors. Total deposits increased by $1.1 million, or 0.3%, during the first nine months of 2015. We had FHLB advances of $25.0 million and $28.0 million at September 30, 2015 and December 31, 2014, respectively.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. It is management’s belief that, as of September 30, 2015, the Company and the Bank have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were currently effective.

There are five capital categories defined in the regulations, ranging from well capitalized to critically under-capitalized. Classification in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank’s operations. At September 30, 2015 and December 31, 2014, the Bank was categorized as “well capitalized” and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2015 that management believes have changed this classification.

Actual, required, and well capitalized amounts and ratios for the Bank are as follows:

September 30, 2015
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (total capital to risk-weighted assets)	$48,841	14.55%	$26,861	8.00%	$33,576	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$45,166	13.45%	$20,145	6.00%	$26,861	8.00%
Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to risk-weighted assets)	$45,166	13.45%	$15,109	4.50%	$21,824	6.50%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$45,166	9.50%	$19,011	4.00%	$23,754	5.00%

December 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$48,737	15.64%	$24,933	8.00%	$31,167	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$44,823	14.38%	$12,467	4.00%	$18,700	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$44,823	9.49%	$14,175	3.00%	$23,626	5.00%

Actual, required, and well capitalized amounts and ratios for the Company are as follows:

September 30, 2015
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (total capital to risk-weighted assets)	$51,164	15.10%	$27,109	8.00%	$33,887	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$47,489	14.01%	$20,332	6.00%	$27,109	8.00%
Common equity tier 1 risk-based capital ratio (common equity tier 1 capital to risk-weighted assets)	$39,558	11.67%	$15,249	4.50%	$22,026	6.50%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$47,489	9.97%	$19,043	4.00%	$23,804	5.00%

December 31, 2014
	Actual Capital		Required For Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio (risk based capital to risk-weighted assets)	$49,983	15.85%	$25,233	8.00%	$31,541	10.00%
Tier 1 risk-based capital ratio (tier 1 capital to risk-weighted assets)	$46,069	14.61%	$12,617	4.00%	$18,925	6.00%
Tier 1 leverage ratio (tier 1 capital to adjusted average total assets)	$46,069	9.74%	$14,186	3.00%	$23,644	5.00%

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

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 8, 2015, a class action complaint, captioned Shiva Stein v. Ameriana Bancorp, et al., was filed under Case No. 49D01-1507-PL-022566 in the Marion Circuit Court, Indiana, against the Company, its directors and First Merchants Corporation challenging the merger of the Company with and into First Merchants. The complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company and its stockholders by agreeing to the proposed merger at an unfair price and by agreeing with First Merchants to unreasonable deal protection provisions that discourage other bidders. The plaintiff further alleges that the Company’s directors and officers were not independent or disinterested with respect to the merger. The plaintiff also alleges that First Merchants aided and abetted the Company directors’ breaches of fiduciary duties. The complaint seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. On August 12, 2014, defendants filed a motion to dismiss the complaint for failure to state a claim. On August 13, 2014, defendants filed a motion to stay discovery pending resolution of the motion to dismiss. On September 23, 2015, plaintiff filed an amended complaint, purporting to assert direct and derivative claims against the Company, its directors and First Merchants Corporation. The amended complaint makes the same allegations as the initial complaint, except it adds a claim that the Company’s directors breached their fiduciary duties by failing to disclose allegedly material information related to the proposed merger in the Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission. The amended complaint also seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. The Company, its directors, and First Merchants believe the amended complaint is without merit and intend to vigorously defend against the lawsuit.

On September 22, 2015, a complaint, captioned Darrell F. Ewing v. Ameriana Bancorp, et al., was filed under Civil Action No. 1:15-cv-01491 in the United States District Court for the Southern District of Indiana, against the Company, its directors and First Merchants Corporation challenging the merger of the Company with and into First

Merchants. The complaint alleges, among other things, that the Company, with First Merchants, filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission that is materially misleading and omits material facts in violation of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The complaint seeks, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. The Company, its directors, and First Merchants believe this action is without merit and intend to vigorously defend against the lawsuit.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter ended September 30, 2015, and at September 30, 2015 had no approved repurchase plans or programs.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

Not Applicable

ITEM 6 - EXHIBITS

No.	Description

2.1	Agreement and Plan of Reorganization and Merger between First Merchants Corporation and Ameriana Bancorp, dated June 26, 2015 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2015)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from Ameriana Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Income, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statement of Shareholders’ Equity, (v) the Consolidated Condensed Statements of Cash Flows and (vi) related Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIANA BANCORP

DATE: November 5, 2015	/s/ Jerome J. Gassen
Jerome J. Gassen
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 5, 2015	/s/ John J. Letter
John J. Letter
Executive Vice President-Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)